Form 10QSB
period 2003-06-30
OCIS CORP
filed 2003-08-19
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                   Commission File Number: 333-91436

                             OCIS Corp.
             -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

     Nevada                                                    26-0014658
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

        2081 South Lakeline Drive, Salt Lake City, Utah 84109
     -------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                              (801) 467-4566
                        -------------------------------
                           (Issuer telephone number)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.        Yes
[X]  No [ ]     Yes [X]  No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of its $0.001 par value common stock as of August 17, 2003.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

                        PART I-FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS


                                   OCIS Corp.
                              FINANCIAL STATEMENTS
                                 (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                              OCIS CORP.
                    (A Development Stage Company)
                           BALANCE SHEETS

                               ASSETS

                                              June 30,          December 31,
                                                2003                2002
                                             ----------      ---------------
                                            (Unaudited)

CURRENT ASSETS:
   Cash in bank                              $     412         $     1,194
   Inventory                                    38,801              39,291
                                             ---------         -----------
     Total Current Assets                       39,213              40,485
                                             ---------         -----------
TOTAL ASSETS                                 $  39,213         $    40,485
                                             ---------         -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                          $   5,173         $     2,548
   Due to officers and stockholders              4,945                   -
   Accrued interest payable -
     officers and stockholders                     641                 310
   Note payable - officer                       25,581              29,856
                                             ---------         -----------
     Total Current Liabilities                  36,340              32,714
                                             ---------         -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value,
     10,000,000 shares authorized,
     no shares issued and outstanding                -                   -
   Common stock $.001 par value,
     90,000,000 shares
     authorized, 600,000 shares
     issued and outstanding
     both periods                                  600                 600
   Capital in excess of par value               29,400              29,400
   Common stock subscribed                           -                 (55)
   Deficit accumulated during the
     development stage                         (27,127)            (22,174)
                                             ---------         -----------
     Total Stockholders' Equity (Deficit)        2,873               7,771
                                             ---------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  39,213         $    40,485
                                             ---------         -----------

  The accompanying notes are an integral part of these financial statements.

                                  OCIS CORP.
                      (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                        For the Three        For the Six         From
                                         Months Ended       Months Ended    Inception to      Cumulative
                                           June 30,            June 30,         June 30,      During the
                                     --------------------    ------------    ------------     Development
                                      2003          2002        2003             2002            Stage
                                    ----------   ---------  --------------    -----------     -----------
REVENUE
   Sales                             $       -   $       -   $     4,830      $         -      $   17,330
   Cost of goods sold                        -           -        (3,444)               -         (15,386)
                                     ----------  ----------  ------------     ------------     -----------
     Gross profit (loss)                     -           -         1,386                -           1,944
                                     ----------  ----------  ------------     ------------     -----------
EXPENSES:
   General and administrative            1,019       8,754         5,452           11,813          26,656
                                     ----------  ----------  ------------     ------------     -----------
     Total Expenses                      1,019       8,754         5,452           11,813          26,656
                                     ----------  ----------  ------------     ------------     -----------
NET INCOME (LOSS) FROM
 OPERATIONS                             (1,019)     (8,754)       (4,066)         (11,813)        (24,712)

OTHER INCOME (EXPENSE)
   Interest income                           -         224             -              355             512
   Interest expense                       (451)       (608)         (887)            (962)         (2,927)
                                     ----------  ----------  ------------     ------------     -----------
NET INCOME BEFORE INCOME
 TAXES                                  (1,470)     (9,138)       (4,953)         (12,420)        (27,127)
   Provision for income taxes                -           -             -                -               -
                                     ----------  ----------  ------------     ------------     -----------
NET INCOME (LOSS)                    $  (1,470)  $  (9,138)  $    (4,953)     $   (12,420)     $  (27,127)
                                     ========== ==========   ============     ============     ===========
INCOME (LOSS) PER SHARE              $   (0.00)  $   (0.02)  $     (0.01)     $     (0.02)     $    (0.05)
                                     ========== ==========   ============     ============     ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                           600,000     600,000       600,000          600,000         600,000
                                     ========== ==========   ============     ============     ===========

  The accompanying notes are an integral part of these financial statements.

                               OCIS CORP.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                            For the Six         From
                                            Months Ended    Inception to       Cumulative
                                              June 30,        June 30,         During the
                                           -------------   -------------       Development
                                               2003            2002              Stage
                                           -------------   -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash from sale of equipment              $    4,830      $         -        $    22,330
   Cash paid to suppliers and others            (5,782)          (8,960)           (34,735)
   Cash paid for taxes                               -                -                  -
   Cash from interest income                         -                -                512
   Cash paid for interest                         (555)               -             (2,595)
                                            -----------     -----------        -----------
     Net cash provided (used) from
      operating activities                      (1,507)          (8,960)           (14,488)
                                            -----------     -----------        -----------
CASH FLOWS FROM (USED) IN INVESTING :
ACTIVITIES                                           -                -                  -
                                            -----------     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                             55           10,000             25,000
   Due to officers                               4,945                -              4,945
   Payment on note payable                      (4,275)               -            (15,045)
                                            -----------     -----------        -----------
     Net cash Provided (Used
      by financing activities                      725           10,000             14,900
                                            -----------     -----------        -----------
NET CASH PROVIDED (USED) DURING PERIOD            (782)           1,040                412

CASH - BEGINNING OF PERIOD                       1,194                -                  -
                                            -----------     -----------        -----------
CASH - ENDING OF PERIOD                     $      412      $     1,040        $       412
                                            ===========     ===========        ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                           $   (4,953)     $   (12,420)       $   (27,127)
                                            -----------     -----------        -----------
Adjustment to reconcile net income (loss)
 to net cash provided (used) by operating
 activities
   Stock issued to acquire inventory                 -            5,000              5,000
   Debt issued to acquire inventory                  -           40,626             40,626
   Changes in assets and liabilities
     (Increase) in accrued receivable                -             (355)                 -
     (Increase) decrease in inventory              490          (48,426)           (38,801)
     Increase (decrease) in accounts payable     2,625            5,653              5,173
     Increase (decrease) in accrued interest       331              962                641
                                            -----------     -----------        -----------
       Total adjustments                         3,446            3,460             12,639
                                            -----------     -----------        -----------
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                  $   (1,507)     $    (8,960)       $   (14,488)
                                            ===========     ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS
The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization - The Company was organized under the laws of the State of Nevada on February 6, 2002 and has elected a fiscal year end of December 31st. The Company intends to engage in business operations to buy used equipment wholesale and to sell it to other dealers or to retail customers. To this end, the Company has acquired an inventory of used material handling equipment.
The Company is considered a development stage company as defined in SFAS No.
7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. All of the Company's revenue to date was from sales to companies located in Utah.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Income Taxes - Income tax expenses includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending June 30, 2003 and 2002 and December 31, 2002, the Company did not have non-cash investing or financing activities.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory - Inventory consists of used finished product purchased for resale and is stated at the lower of cost determined by the FIFO Method or Market. Inventory cots include those costs directly attributable to the product before sale.

Revenue recognition - The Company recognizes revenue at the time the sale of the used equipment takes place and title has transferred to the customer which occurs upon shipment. The Company has $17,330 of sales to date.

NOTE   3 - COMMON STOCK TRANSACTIONS
The Company on February 6, 2002 sold 500,000 shares of common stock to two initial stockholders (250,000 shares to each individual) at $.05 per share for
a total amount of $25,000.    The individuals each paid $5,000 for the shares
and each entered into a promissory note for $7,500 for the remaining purchase amount. The financed amount of $15,000 for the shares purchase was being shown as common stock subscribed and was treated as a reduction of equity in the balance sheet. The notes carried simple interest at a rate of 6% per annum. The principle and interest were due and payable on December 31, 2002 or on demand of holder. During the year ended December 31, 2002, $14,945 was paid on the principle amounts due on the promissory notes leaving a combined balance owed on the notes at December 31, 2002 of $55 which was subsequently paid.

During the six months and the year ended June 30, 2003 and December 31, 2002 respectively, $-0- and $512 was received on the accrued interest due on the above notes. At June 30, 2003 and December 31, 2002, the accrued interest receivable balance on the above was $-0-. Also on February 6, 2002, the Company sold 100,000 shares of it common stock at $.05 per share for a total amount of $5,000 as part of its purchase of assets as described in Note 5.

NOTE    4 - RELATED PARTY TRANSACTIONS
An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of June 30, 2003 and December 31, 2002 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE     4 - RELATED PARTY TRANSACTIONS - CONTINUED
Certain officers and stockholders of the Company have advance funds to the Company to pay operating expenses. The funds are due upon demand, are unsecured and carry interest at 6%. The balance of the amount due to the officers and stockholders at June 30, 2003 is $4,945 and the accrued interest owed is $95. Subsequent to June 30, 2003, the Company received another $1,000 advance from officers and stockholders to be used to pay operating expenses.

NOTE    5 - NOTE PAYABLE - OFFICER
At inception, the Company entered into a Purchase and Sale Agreement with the President of the Company and P.S. Enterprises, a Utah DBA of the President. Under the agreement the Company purchased material handling inventory. The purchase price of the inventory was $45,626. The Company purchased the inventory through the issuance of 100,000 shares of common stock at $.05 per share for an amount of $5,000 and a promissory note for the remaining amount of $40,626. Each inventory item purchased was valued at the lower of market value or at no more than the cost of the inventory to the President or P. S. Enterprises. The note is to be repaid in full on or before February 6, 2003 (extended to December 31, 2003), or is due and payable in full on the closing of any public offering of securities by the Company. The note is secured by the inventory purchased and the agreement states that all proceeds from the sale of the inventory purchased by the note shall be applied to the payment of the note less selling expenses.

The note has simple interest at a rate of 6%. The interest is due and payable February 6, 2003 (extended to December 31, 2003), or at the time of closing of a public offering of securities by the Company. During the six months ended June 30, 2003, the Company paid $555 and during the year ended December 31, 2002, the Company paid $1,730 against the accrued interest owed on the note payable to the officer. At June 30, 2003, and December 31, 2002, the balance of accrued interest payable on the above was $546 and $309 respectively.

NOTE 6 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN
The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. At June 30, 2003 the Company's major asset is inventory of used equipment held for sale in the amount of $38,801. From inception to date the Company has a profit of $1,944 from the sale of its equipment. The only other asset is cash of $412. The Company has a deficit accumulated during the development stage of $27,127 and has borrowed from its officers and stockholders to pay for operating expenses.

Accordingly, the entity's ability to accomplish it business strategy and to ultimately become profitable is at this time is dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. There can be no assurance that the Company will be able to obtain additional funding or generate profitable operations or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company is currently is in the process of selling its common stock to raise capital to so that it can successfully develop successful operations per its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements."

General
---------
     Organization and Corporate History

OCIS Corp. was organized on February 6, 2002, in the state of Nevada. OCIS was organized to engage in the purchase and sale of used business equipment with an initial emphasis on used warehousing equipment. As part of the organization of OCIS, an initial inventory was purchased and a president with experience in the used equipment market was hired. The initial equipment inventory primarily consisted of warehousing rack systems and forklifts.

     Business in General

Our initial focus will be on buying and selling used warehouse storage systems and office components that will facilitate office, commercial and industrial users with their inventory control, manufacturing process and or office equipment needs. Once we have established a foothold in the warehousing and office components market, we plan on expanding to encompass other used business equipment. As part of the organization of OCIS, we purchased an initial inventory which consist of warehousing rack systems and forklifts. OCIS is hopeful that we will be able to initially roll our inventory, sell and purchase inventory, three times per year.

Inventory purchase will be driven by market conditions in various industries. As market conditions weaken in an industry, it is often a good time for companies, such as OCIS, to purchase equipment. As the market conditions improve, OCIS will then be able to sell the inventory to expanding companies. Inventory purchases often reflect conditions in geographical areas. As certain areas of the country expand and contract, companies like OCIS are able to move office and warehousing equipment from contracting areas to expanding areas.

Management believes the used equipment market will expand as the economy comes out of the recession. As companies begin to expand, they will need to purchase additional equipment. Management believes companies will focus more on used equipment since it is more economical to purchase and generally functions as well as new equipment.

Our initial inventory has focused on the warehousing equipment because current market conditions have resulted in the ability to purchase used warehousing equipment at economical prices. As the economy improves, management believes this will be the first sector that will see increased demands for equipment. Over the past several quarters, management believes inventory was reduced causing a decrease in the need for warehousing equipment. Eventually, management believes, the need to expand inventories will result in increased demand for warehousing equipment. Management focused on warehousing equipment because of its durability and long product lifecycle.

Management of OCIS feels there is always a demand for used equipment but the price of the used equipment, like most products, increases as the economy improves. As the economy appears to improve, management is hopeful it will be able to sell its current inventory at a profit and purchase additional equipment. Management of OCIS has found there is always a ready supply of used equipment as businesses upgrade, move or smaller companies go out of business.

     Plan of Operation

OCIS has purchased an initial inventory of used warehousing equipment which we plan to use as a base to start our business. The proceeds from the sale of the inventory will be used to fund operations, pay obligations and purchase additional equipment for sale. We will also use the proceeds from this offering to purchase additional inventory of used warehousing and office equipment.

Management intends to keep operating cost as low as possible to allow OCIS to build inventory and sales. Management, accordingly, does not plan on taking salaries until revenues from operation allow salaries to be paid without jeopardizing OCIS ability to continue in business. Management has also structured the initial inventory purchase to allow OCIS to raise the minimum in this offering before the purchase price must be paid, or to have until December 31, 2003, before payment is due on the initial inventory purchase price. As inventory is sold, OCIS will use the cost basis of each item to pay down the promissory note used to purchase the initial inventory. Initially management believes that expenses can be kept to a minimum and existing inventory and funds on hand will allow OCIS to continue in business at least twelve months.

The nature of our business is such that we can operate with only limited personnel. This is because we operate more like a warehouse where goods are stored until resold. By selling used equipment to business, a store front is not necessary and office and retail expenses are avoided. With a current monthly lease of only $500, we believe we can use our current facility for at lease eighteen months to two years before additional space is required.

     Manufacturing, Supplies, and Quality Control

OCIS does not manufacture any equipment. OCIS does inspect all equipment to assure that it is in good condition prior to any purchase or sale. We do not provide any warranties to the equipment we sell. All equipment is sold "as is."

Inventory on hand will very as funds permit. Management is hopeful that with the funds from this offering, we will be able to increase our inventory and take advantage of the ability to purchase additional inventory if a good opportunity presents itself. Presently, existing capital will not allow us to purchase all the inventory we want and we have had to pass on the opportunity to purchase some office and warehousing equipment which were at good prices.

As we are able to sell existing inventory, management intends to purchase as much new inventory as funds permit with the profits from the sales.

Liquidity and Capital Resources
-------------------------------

OCIS has continued to rely on capital from founders to fund operations. While OCIS is attempting to raise capital, management has made the decision to keep operations to a minimum and only try and sell current inventory until additional capital is raised. As of June 30, 2003, OCIS had working capital of $2,873. The working capital consisted primarily of inventory creating a cash flow issue for management. While OCIS attempts to raise capital, the founders have indicate they will continue to provide needed working capital and delay the payment of any notes owed to the officers and founders. If OCIS is unable to raise additional capital, management will have to evaluate the direction of OCIS and their wiliness to provide additional capital.

Our major obligation consists of our promissory note to the our president for $25,581 for the purchase of our initial inventory. To date, most expenses have been for professional services such as accounting and attorney's fees in organizing OCIS and conducting initial audits. We anticipate monthly ongoing expenses to be held to a minimum until revenue allows us to expand our workforce, advertise and purchase additional inventory. We are trying to keep our cash needs to a minimum. We would not be able to engage in any marketing and would be in a position to only try and sell our existing inventory and pay the debt associated with it.

Results of Operations
---------------------

OCIS did not produce any revenue in the quarter ended June 30, 2003, with most of management efforts being focused on raising capital. As a result, OCIS had a net loss of $1,470 for the quarter ended June 30, 2003. For the six months ended June 30, 2003, OCIS had revenue of $4,830 with net loss of $4,953. OCIS management anticipates cost to remain relatively constant over the next couple of months until additional capital is raised. Once additional capital is raised, OCIS anticipate cost to increase some as more marketing efforts will be spent on selling OCIS's inventory of equipment. OCIS management is hopeful that it will have some additional sales in the last part of 2003 as businesses start to expand, hopefully, and need equipment.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     Uintah's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.15d-14 in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe Uintah's disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in Uintah's internal controls, or other factors, that could significantly affect Uintah's controls subsequent to the date of the evaluations performed by the executive officers of Uintah. No deficiencies or material weaknesses were found that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.
            ----------
Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate       Incorporated
                                                         by reference*

99.01          99       Amendment No. 2 to Promissory
                        Note with Officer                This filing

31.01          31       CEO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

31.02          31       CFO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

32.01           32      CEO Certification pursuant to
                        section 906                      This Filing

32.02           32      CFO Certification pursuant to
                        Section 906                      This Filing

* Incorporated by reference from the Company's registration statement on form SB-2 filed with the Commission, SEC file no. 333-91436.

     (b)    Reports on From 8-K.
            --------------------
            None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OCIS Corp.


Dated: August 19, 2003             By: /s/
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer