Form 10QSB
period 2003-09-30
OCIS CORP
filed 2003-11-25
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of its $0.001 par value common stock as of November 17, 2003.

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

                               OCIS CORP.
                     (A Development Stage Company)

                            BALANCE SHEETS

ASSETS

                                             September 30,      December 31,
                                                 2003                2002
                                           ----------------    --------------
                                             (Unaudited)
CURRENT ASSETS:
     Cash in bank                            $       1,273     $       1,194
     Inventory                                       8,147            39,291
                                              ------------      ------------
          Total Current Assets                       9,420            40,485
                                              ------------      ------------
TOTAL ASSETS                                 $       9,420     $      40,485
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                        $       7,308     $       2,548
     Due to officers and stockholders                8,945                 -
     Accrued interest payable - officers
      and stockholders                                 198               310
     Note payable - officer                          6,346            29,856
                                              ------------      ------------
          Total Current Liabilities                 22,797            32,714
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value,
      10,000,000 shares authorized,
      no shares issued and outstanding                   -                 -
     Common stock $.001 par value, 90,000,000
       shares authorized, 600,000 shares
       issued and outstanding both periods             600               600
     Capital in excess of par value                 29,400            29,400
     Common stock subscribed                             -               (55)
     Deficit accumulated during the
      development stage                            (43,377)          (22,174)
                                              ------------      ------------
          Total Stockholders' Equity (Deficit)     (13,377)            7,771
                                              ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $       9,420     $      40,485
                                              ============      ============




  The accompanying notes are an integral part of these financial statements.

                                   OCIS CORP.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  For the Three               For the Nine        From
                                  Months Ended                Months Ended     Inception to       Cumulative
                                  September 30,               September 30,    September 30,      During the
                              -----------------------     -------------------  -------------      Development
                                2003          2002               2003              2002              Stage
                            -------------  ------------   -------------------  --------------   ---------------
REVENUE
     Sales                   $     7,000   $     5,000     $        11,830      $      5,000     $      24,189
     Cost of goods sold          (32,294)       (3,715)            (35,738)           (3,715)          (47,539)
                               ----------   -----------     ---------------      ------------     -------------
          Gross profit (loss)    (25,294)        1,285             (23,908)            1,285           (23,350)
                               ----------   -----------     ---------------      ------------     -------------
EXPENSES:
     General and administrative    3,774         4,765               9,227            16,578            30,430
                               ----------   -----------     ---------------      ------------     -------------
             Total Expenses        3,774         4,765               9,227            16,578            30,430
                               ----------   -----------     ---------------      ------------     -------------
NET INCOME (LOSS) FROM
OPERATIONS                       (29,068)       (3,480)            (33,135)          (15,293)          (53,780)

OTHER INCOME (EXPENSE)
     Interest income                   -           126                   -               481               512
     Discount on debt obligation  13,271             -              13,271                 -            13,271
     Interest expense               (453)         (598)             (1,339)           (1,560)           (3,380)
                               ----------   -----------     ---------------      ------------     -------------
NET INCOME BEFORE INCOME
TAXES                            (16,250)       (3,952)            (21,203)          (16,372)          (43,377)
     Provision for income taxes        -             -                   -                 -                 -
                               ----------   -----------     ---------------      ------------     -------------
NET INCOME (LOSS)            $   (16,250)  $    (3,952)    $       (21,203)     $    (16,372)    $     (43,377)
                               ==========   ===========     ===============      ============     =============
INCOME (LOSS) PER SHARE      $     (0.03)  $     (0.01)    $         (0.04)     $      (0.03)    $       (0.07)
                               ==========   ===========     ===============      ============     =============
WEIGHTED AVERAGE SHARES
OUTSTANDING                      600,000       600,000             600,000           600,000           600,000
                               ==========   ===========     ===============      ============     =============


  The accompanying notes are an integral part of these financial statements.

                              OCIS CORP
                   (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                             For the Nine          From
                                             Months Ended      Inception to       Cumulative
                                             September 30,     September 30,      During the
                                            ---------------  ----------------     Development
                                                 2003              2002             Stage
                                            ---------------  ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash from sale of equipment             $      11,689    $       5,000      $      24,189
     Cash paid to suppliers and others              (8,921)         (19,203)           (33,192)
     Cash paid for taxes                                 -                -                  -
     Cash from interest income                           -              457                512
     Cash paid for interest                         (1,450)          (1,396)            (3,172)
                                             --------------   --------------     --------------
             Net cash provided by (used in)
                     operating activities            1,318          (15,142)           (11,663)
                                             --------------   --------------     --------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES           -                -                  -
                                             --------------   --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                               55           20,543             25,000
     Due to officers                                 8,945                -              8,945
     Payment on note payable                       (10,239)          (3,604)           (21,009)
                                             --------------   --------------     --------------
               Net cash Provided (Used)
                by financing activities             (1,239)          16,939             12,936
                                             --------------   --------------     --------------
NET CASH PROVIDED (USED) DURING PERIOD                  79            1,797              1,273

CASH - BEGINNING OF PERIOD                           1,194                -                  -
                                             --------------   --------------     --------------
CASH - ENDING OF PERIOD                      $       1,273    $       1,797      $       1,273
                                             ==============   ==============     ==============
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES

NET INCOME (LOSS)                            $     (21,203)   $     (16,372)     $     (43,377)
                                             --------------   --------------     --------------
Adjustment to reconcile net income (loss)
 to net cash provided (used) by
 operating activities
     Discount on debt obligation                   (13,271)               -            (13,271)
     Stock issued to acquire inventory                   -            5,000              5,000
     Debt issued to acquire inventory                    -           40,626             40,626
     Changes in assets and liabilities
          Increase in accrued receivable                 -              (24)                 -
          (Increase) decrease in inventory          31,144          (46,211)            (8,147)
          Increase in accounts payable               4,760            1,675              7,308
          Increase (decrease) in accrued interest     (112)             164                198
                                             --------------   --------------     --------------
               Total adjustments                    22,521            1,230             31,714
                                             --------------   --------------     --------------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                  $       1,318    $     (15,142)     $     (11,663)
                                             ==============   ==============     ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS
     Stock issued to acquire inventory       $           -    $       5,000      $       5,000
     Debt issued to acquire inventory                    -           40,626             40,626
     Discount on debt obligation                   (13,271)               -            (13,271)

 The accompanying notes are an integral part of these financial statements.

                                OCIS, CORP.
                       (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS
The Company, without audit, has prepared the accompanying condensed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization - The Company was organized under the laws of the State of Nevada on February 6, 2002 and has elected a fiscal year end of December 31st. The Company intends to engage in business operations to buy used equipment wholesale and to sell it to other dealers or to retail customers. To this end, the Company has acquired an inventory of used material handling equipment. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. All of the Company's revenue to date has been from sales to companies located in Utah.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes   Due to losses at September 30, 2003 and since inception, no provisions for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending September 30, 2003 and 2002 and December 31, 2002, the Company did not have non-cash investing activities.

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

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
Revenue recognition - The Company recognizes revenue at the time the sale of the used equipment takes place and title has transferred to the customer which occurs upon shipment. The Company has $24,189 of sales to date.

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

During the nine months and the year ended September 30, 2003 and December 31, 2002 respectively, $-0- and $512 was received on the accrued interest due on the above notes. At September 30, 2003 and December 31, 2002, the accrued interest receivable balance on the above was $-0-. Also on February 6, 2002, the Company issued 100,000 shares of it common stock at $.05 per share for a total amount of $5,000 as part of its purchase of assets as described in Note 5.

The Company is in the process of raising capital through an offering of its common stock. Under the terms of the offering, the Company is offering to sell up to 600,000 shares at $0.25 per share. The offering is subject to a minimum amount of $75,000 which must be raised prior to breaking escrow. The maximum offering is $150,000. The Company has not broken escrow on the minimum.

NOTE    4 - RELATED PARTY TRANSACTIONS
An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of September 30, 2003 and December 31, 2002 no compensation has been paid or accrued to any officers or directors of the Corporation because amounts are only of a nominal value.

Certain officers and stockholders of the Company have advanced funds to the Company to pay operating expenses. The funds are due upon demand, are unsecured and carry interest at 6%. The balance of the amount due to the officers and stockholders at September 30, 2003 is $8,945 and the accrued interest owed is $190.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE    5 - NOTE PAYABLE - OFFICER
At inception, the Company entered into a Purchase and Sale Agreement with the President of the Company and P.S. Enterprises, a Utah DBA of the President. Under the agreement the Company purchased materials handling inventory. The purchase price of the inventory was $45,626. The Company purchased the inventory through the issuance of 100,000 shares of common stock at $.05 per share for an amount of $5,000 and a promissory note for the remaining amount of $40,626. Each inventory item purchased was valued at the lower of market value or at no more than the cost of the inventory to the President or P. S. Enterprises. The note was to be repaid in full at the earlier of February 6, 2003 (extended to December 31, 2003), or in full on the closing of any public offering of securities by the Company. The note was secured by the inventory purchased. The security agreement stated that all proceeds from the sale of the inventory purchased by the note would be applied to the payment of the note less selling expenses.

The note had simple interest at a rate of 6%. The interest was due and payable February 6, 2003 (extended to December 31, 2003), or at the time of closing of a public offering of securities by the Company. During the nine months ended September 30, 2003, the Company paid $1,450 and during the year ended December 31, 2002 the Company paid $1,730 against the accrued interest owed on the note payable to the officer. At September 30, 2003, and December 31, 2002, the balance of accrued interest payable on the above was $8 and $309 respectively.

During the nine months ended September 30, 2003, the remaining principal amount due on the note was discounted $13,271 resulting in an unpaid principal balance of $6,346 at September 30, 2003, which is the remaining inventory costs.

NOTE 6 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN
The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative loss of $23,350 from the sale of its equipment and an accumulated deficit of $43,377. At September 30, 2003 the Company's major asset is inventory of used equipment held for sale in the amount of $8,147. The only other asset is cash of $1,273, and the Company has negative working capital of $13,377. The Company has borrowed from its officers and stockholders to pay for operating expenses.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it is able to engage in profitable business operations. The Company's inability to obtain additional funding, as required, would severely impair its business operations and there can be no assurance that the Company's operating plan will be successful. If the Company is unable to obtain adequate capital it could be forced to cease operations.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN - CONTINUED
The Company is currently in the process of selling its common stock to raise capital so that it can develop successful operations per its business plan. There can be no assurance that the Company will be able to sell the minimum number of shares required under the terms of the stock offering, or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     Business in General

Our initial focus will be on buying and selling used warehouse storage systems and office components that will facilitate office, commercial and industrial users with their inventory control, manufacturing process and or office equipment needs. Once we have established a foothold in the warehousing and office components market, we plan on expanding to encompass other used business equipment. As part of the organization of OCIS, we purchased an initial inventory which consist of warehousing rack systems and forklifts. In September 2003, we sold most of the remaining initial inventory at an auction. The remaining inventory was sold to make room for new inventory purchases as we move to close our initial offering. We still have some of our initial inventory which was items we felt would bring a better price selling individually. As part of the sale of the initial inventory, the balance on our note related to the initial inventory was reduced by $13,271 which related to the items sold.

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

Our initial inventory was focused on the warehousing equipment because current market conditions have resulted in the ability to purchase used warehousing equipment at economical prices. As the economy improves, management believes this will be the first sector that will see increased demands for equipment. Over the past several quarters, management believes inventory was reduced causing a decrease in the need for warehousing equipment. Eventually, management believes, the need to expand inventories will result in increased demand for warehousing equipment. Management focused on warehousing equipment because of its durability and long product lifecycle.

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

Management intends to keep operating costs as low as possible to allow OCIS to build inventory and sales. Management, accordingly, does not plan on taking salaries until revenues from operations allow salaries to be paid without jeopardizing OCIS ability to continue in business. Initially management believes that expenses can be kept to a minimum and existing inventory and funds on hand will allow OCIS to continue in business at least twelve months.

The nature of our business is such that we can operate with only limited personnel. This is because we operate more like a warehouse where goods are stored until resold. By selling used equipment to businesses, a store front is not necessary and office and retail expenses are avoided. With a current monthly lease of only $500, we believe we can use our current facility for at lease eighteen months to two years before additional space is required.

     Manufacturing, Supplies, and Quality Control

OCIS does not manufacture any equipment. OCIS does inspect all equipment to assure that it is in good condition prior to any purchase or sale. We do not provide any warranties to the equipment we sell. All equipment is sold "as is."

Inventory on hand will vary as funds permit. Management is hopeful that with the funds from this offering, we will be able to increase our inventory and take advantage of the ability to purchase additional inventory if a good opportunity presents itself. Presently, existing capital will not allow us to purchase all the inventory we want and we have had to pass on the opportunity to purchase some office and warehousing equipment at favorable prices. Once additional funds are raised, management intends to purchase as much new inventory as funds permit with the profits from the sales.

Liquidity and Capital Resources
-------------------------------

OCIS has continued to rely on capital from founders to fund operations. While OCIS is attempting to raise capital, management has made the decision to keep operations to a minimum until additional capital is raised. As of September 30, 2003, OCIS had a negative working capital of $13,377. While OCIS attempts to raise capital, the founders have indicated they will continue to provide needed working capital and delay the payment of any notes owed to the officers and founders. If OCIS is unable to raise additional capital, management will have to evaluate the direction of OCIS and their willingness to provide additional capital.

During the quarter ended September 30, 2003, our major obligation to our president for the purchase of initial inventory was reduced through the payment of the proceeds of the sale of the inventory and the waiving by the president of $13,271 of the balance owed that related to the inventory sold. To date, most expenses have been for professional services such as accounting and attorney's fees in organizing OCIS and conducting initial audits. We anticipate monthly ongoing expenses to be held to a minimum until revenue allows us to expand our workforce, advertise and purchase additional inventory. We are trying to keep our cash needs to a minimum until proceeds from the offering can be used to expand our operations.

Results of Operations
---------------------

For the quarter ended September 30, 2003, we had revenues of $7,000 compared to revenues of $5,000 for the September 30, 2002, quarter. Management does not anticipate extensive revenue until additional capital can be raised and further inventory purchased. As a result, OCIS had a net loss of $16,250 for the quarter ended September 30, 2003. For the nine months ended September 30, 2003, OCIS had a net loss of $21,203. OCIS management anticipates costs will remain relatively constant over the next couple of months until additional capital is raised. Once additional capital is raised, OCIS anticipates costs will increase some as more marketing efforts are spent on selling OCIS's inventory of equipment. OCIS management is hopeful that it will have some additional sales in the first part of 2004 as businesses start to expand and need equipment.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     OCIS' principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.15d-14 in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe OCIS' disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in OCIS' internal controls, or other factors, that could significantly affect OCIS' controls subsequent to the date of the evaluations performed by the executive officers of OCIS. No deficiencies or material weaknesses were found that would require corrective action.

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

                                   OCIS Corp.


Dated: November 20, 2003           By: /s/
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer