Form 10KSB
period 2003-12-31
OCIS CORP
filed 2004-04-14
CIK 1173313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2003
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number     333-91436
                                            ----------

                            OCIS Corp.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                        26-0014658
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

     2081 South Lakeline Drive, Salt Lake City, Utah             84109
--------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (801) 467-4566
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
------------------                  -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                  None
                    ----------------------------------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No [ ]  (2)  Yes [X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

  State issuer's revenues for its most recent fiscal year: $13,670

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: OCIS's common stock does not have a trading market.

  As of April 14, 2004, the Registrant had 1,017,000 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or c under the Securities Act of 1933: NONE

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

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

Organization and Corporate History
----------------------------------

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

Business in General
-------------------

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

OCIS is hopeful that we will be able to initially roll our inventory, sell and purchase inventory, three times per year. With the proceeds from our recent offering, OCIS is actively looking for additional inventory to sell.

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

Management believes the used equipment market will expand as the economy improves. As companies begin to expand, they will need to purchase additional equipment. Management believes companies will focus more on used equipment since it is more economical to purchase and generally functions as well as new equipment.

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

Management of OCIS feels there is always a demand for used equipment but the price of the used equipment, like most products, increases as the economy improves. As the economy improves, management is hopeful it will be able to sell its current inventory at a profit and purchase additional equipment. Management of OCIS has found there is always a ready supply of used equipment as businesses upgrade, move or smaller companies go out of business.

Products and Services
---------------------

OCIS initial focus is going to be on warehousing equipment with the majority of its current and past inventory consisting of warehousing rack systems and related equipment such as forklifts and conveyors. Management will not, however, limit itself to any particular business equipment.

In addition to warehouse equipment, management will focus on office equipment including partitions, desk, work spaces and cabinets. Initially, management will not focus on computer or server related systems because of the short life cycle and obsolescence in these areas and the current glut of used computer equipment. Instead, management intends to focus on business equipment that has long life cycles.

Marketing and Distribution
--------------------------

OCIS's management relies on industry contacts to locate used equipment. Ocis' president, Brent Schlesinger, has been in the material handling industry for over twenty years. His experience and contacts developed as president of another company have brought him into contact with many companies in the United States and with material handling specialist (inventory managers) at these companies. Mr. Schlesinger also keeps in contact with the auction companies that liquidate industrial equipment. These companies will contact those people in the industry, such as Mr. Schlesinger, as they need to liquidate or acquire equipment. Mr. Schlesinger also spends time personally contacting business to inform them of product offerings. These contacts are aimed at finding not only customers to purchase used equipment but to find any businesses that have equipment they would like to sell.

As funds permit and, depending on the type of equipment OCIS has in inventory, we will advertise our products in trade journals and in local papers. The kind of equipment in inventory often will dictate the type of marketing program we have in place. With equipment like warehousing, the potential customers are often known to us or readily identifiable so we will use more direct marketing and personal sales efforts to these companies. If our inventory consist of office equipment, we will rely on advertising in local papers and trade journals as the most effective marketing campaign.

The nature of our products will require that our market area be limited to Utah and the surrounding states, at first. The geographical limit is the result of the size of our products currently being offered. The transportation of the products has to be done by truck or trailer. The longer the distance from our storage facility in Utah the more difficult and expensive it will be to deliver the products. Accordingly, until our business expands to the point we feel a new facility can be opened in another region of the country, we will limit our geographical area to Utah and our surrounding states which are within a days drive of our yard. These states would be Idaho, Nevada, Wyoming and Colorado. We anticipate most of our business at first to be within Utah and slowly expanding to the boarder areas of Idaho, Wyoming and Nevada. By limiting our geographical coverage, most of our shipping can be done with pickup trucks and rented trailers or through a rental of a local semi trailer for the day. This helps keep our cost down by not having to incur or pass along expensive shipping cost. It also allows us to store all of our inventory at a yard without having to have other storage facilities around the country. All products are simply stored at our yard until the day they need to be loaded and delivered to a clients facility.
With many customers located in the same area, customers are also able to pick up the products themselves and save any shipping cost. We typically will try and pass along the shipping cost if possible. However, in an industry where competition is based on price, we may have to absorb some of the shipping cost.

Competition
-----------

The market for used equipment is very competitive. In addition to small companies like OCIS, many larger companies offer similar services. Additionally, many manufactures offer to sell used equipment or take it in trade when they install newer equipment. The manufactures used the resale of used equipment as a means of obtaining service contracts and to maintain contact with companies that will eventually want to upgrade to newer equipment.

Many companies have also started reselling their own equipment in a way to maximize the proceeds they receive. Additionally, business liquidators have become more aggressive at handling all aspects of the liquidation process and instead of relying on the traditional auction to sell equipment, they will now hold equipment for longer periods to maximize potential proceeds of the sale.

With our small size and having only begun business operations, we consider ourselves to be at a competitive disadvantage. This industry is very competitive. Typically, the competition is going to be on price point with the cheapest price receiving the sale. In the material handling market as well as the office product market, the products are very similar and typically
all products perform the same function equally well.   This leaves the
competition focused on price.

Manufacturing, Supplies, and Quality Control
--------------------------------------------

OCIS does not manufacture any equipment. OCIS does inspect all equipment to assure that it is in good condition prior to any purchase or sale. We do not provide any warranties to the equipment we sell. All equipment is sold "as is."

Inventory on hand will very as funds permit. Management is hopeful that with the funds from the offering, we will be able to increase our inventory and take advantage of the ability to purchase additional inventory if a good opportunity presents itself. Presently, existing capital will not allow us to purchase all the inventory we want and we have had to pass on the opportunity to purchase some office and warehousing equipment which were at good prices. As we are able to sell existing inventory, management intends to purchase as much new inventory as funds permit with the profits from the sales.

Domain Names, Trademarks and Copyrights
---------------------------------------

OCIS has no intellectual property and we do not anticipate, given current business objectives, that any intellectual property, other than trade names will be developed.

Research and Development
------------------------

The nature of our business does not require we spend capital on research and development.

Regulation and Environmental Compliance
---------------------------------------

Our business is not subject to many, if any, regulations or environmental compliance. The used equipment we sell tends to be very basic items not subject to many standards other than certain warehouse equipment which must be able to hold weight distributions indicated on the product. Typically, these standards were already approved when the equipment was originally sold and no new testing is required.

Employees
---------

OCIS has no employees at this time. All employee functions are currently handled by Brent Schlesinger and, when needed, Kirk Blosch and Jeff Holmes who are the officers and directors of OCIS. If our business plan is successful, we expect we will be able to hire part or full-time employees to assist operations as needed.

                  ITEM 2. DESCRIPTION OF PROPERTIES

Executive Office and Yard
-------------------------

We currently lease a yard at 3942 South 210 West in Salt Lake City, Utah at a lease rate of $500 per month for storing our inventory. The lease is month to month. The yard is approximately fifty feet by two hundred ten feet. The yard has a gravel surface and is surrounded by a wire fence to prevent theft of our inventory. We do not have the use of any facilities at the yard except the open space. All inventory that needs to be covered is done so through plastic covers placed over the inventory. The yard is in satisfactory conditions for our use which is solely as a storage facility for our inventory. Management believes this facility will serve our purposes for at least the next twelve months. Our officers utilize their home offices on a rent free basis.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of OCIS during the fourth quarter of the fiscal year ended December 31, 2003.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     OCIS's Common Stock is not listed for trading. Since its inception, OCIS has not paid any dividends on its Common Stock, and OCIS does not anticipate that it will pay dividends in the foreseeable future. At April 14, 2004, OCIS had approximately 53 shareholders.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
---------

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

Business in General

Our initial focus will be on buying and selling used warehouse storage systems and office components that will facilitate office, commercial and industrial users with their inventory control, manufacturing process and or office equipment needs. Once we have established a foothold in the warehousing and office components market, we plan on expanding to encompass other used business equipment. As part of the organization of OCIS, we purchased an initial inventory which consist of warehousing rack systems and forklifts. In September 2003, we sold most of the remaining initial inventory at an auction. The remaining inventory was sold to make room for new inventory purchases. We still have some of our initial inventory which was items we felt would bring a better price selling individually. As part of the sale of the initial inventory, the balance on our note related to the initial inventory was reduced by $13,271 which related to the items sold.

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

Liquidity and Capital Resources
-------------------------------

OCIS relied on capital from founders to fund operations until proceeds of the offering were received. With the proceeds from the offering, OCIS had approximately $100,000 to use to operate and purchase inventory for sale. As of December 31, 2003, OCIS had working capital of $84,805. Management intends to use these funds to purchase additional inventory and operate.

To date, most expenses have been for professional services such as accounting and attorney's fees in organizing OCIS and conducting initial audits. We anticipate monthly ongoing expenses to be held to a minimum until revenue allows us to expand our workforce, advertise and purchase additional inventory. We are trying to keep our cash needs to a minimum until we start receiving revenue from sales of product.

Results of Operations
---------------------

For the year ended December 31, 2003, we had revenues of $13,670 compared to revenues of $12,500 for the year ended December 31, 2002. As a result, OCIS had a net loss of $25,363 for the year ended December 31, 2003, compared with a net loss of $22,173 for 2002. OCIS management anticipates costs will remain relatively constant over the next couple of month with the primary focus on buying additional products for sale. OCIS management is hopeful sales will increase in 2004, with the majority of focus in 2003 aimed at raising capital to fund start up cost and inventory purchases.

The majority of expenses in 2003 and 2002 were professional fees. As OCIS moves into an operating position, OCIS management anticipates more cost for operations such as advertising, marketing and storage related fees for inventory. At this time it is difficult to predict all the cost since management is in the process of acquiring additional inventory to sell and has not been active in pursing sales. During the second and third quarters of 2004, management anticipates sales to increase and cost to also increase.

                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of OCIS are set forth immediately following the signature page to this Form 10-KSB.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     OCIS has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

      ITEM 8A.  CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     OCIS' principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.15d-14) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe OCIS' disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in OCIS' internal controls, or other factors, that could significantly affect OCIS' controls subsequent to the date of the evaluations performed by the executive officers of OCIS. No deficiencies or material weaknesses were found that would require corrective action.


                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of April 13, 2004, the name, age, and position of each executive officer and director and the term of office of each director of OCIS.

Name                   Age     Position              Held Position Since
----                   ---     --------              -------------------
Brent W. Schlesinger   48      President, Director         2002
Jeff W. Holmes         50      Director                    2002
Kirk Blosch            49      Secretary,
                               Treasurer, Director         2002

The term of office of each director is one year and until his or her successor is elected at the annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

OCIS does not have a standing audit, nominating or compensation committee.
The size of OCIS's board has not permitted the board of directors to divide up some of the corporate governance provisions. It is anticipated as our business expands, that board of director committees will be formed. At this time, however, the exact timing and the nature of such committees is unknown.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to OCIS's existing officer and director.

Brent W. Schlesinger was the president and general manager of Yale Industrial Trucks, Inc. in Salt Lake City, Utah from 1989 to 1994 where he oversaw all daily activity for Yale. Yale Industrial managed a fleet of rental fork lifts and engaged in the purchase and sale of used warehouse equipment. From 1994 until hired by OCIS, Mr. Schlesinger operated his own private company doing business as PS Enterprises. PS Enterprises was a sole proprietorship and never incorporated. Mr. Schlesinger's business was engaged in the purchase and sale of warehouse equipment.

Jeff W. Holmes is a general partner and founder in the partnership of Blosch and Holmes, LLC, a business consulting and private venture funding general partnership founded in 1984. Since September 1997, Mr. Holmes has been a managing partner of the Scottsdale Equity Growth Fund, LLC, which is a private equity fund engaged in financing technology companies. Since September 1998,

Mr. Holmes is the managing partner of DMG Advisors, LLC which provides consulting to private and public companies. Mr. Holmes also served as the chairman of the board of directors of Ion Laser Technology, 1983 to 1994 a medical device company listed on the American Stock Exchange. Mr. Holmes is presently the chairman of the board of Calibrus, Inc. a contact center located in Phoenix, Arizona. As a contact center, Calibrus handles inbound and outbound telephone calls for corporations. These calls can range from assistance with customer service to third party verification were a Calibrus operator will verify a party has agreed to purchase products over the telephone from another contact or call center. Mr. Holmes graduated from the University of Utah in 1976 with a Bachelor of Science degree in Marketing and Management.

Kirk Blosch is a general partner and founder of Blosch and Holmes LLC, a business consulting and private venture funding general partnership established in 1984. Mr. Blosch is and has been since October 1999 a member of the board of directors of Calibrus, Inc. a contact center located in Phoenix, Arizona. From the first quarter of 1997 through the second quarter of 2000, Mr. Blosch was a director of Zevex International, a medical product company specializing in medical devices and ultrasound technology. Zevex
(ZVXI) is traded on NASDAQ. Mr. Blosch graduated from the University of Utah in 1977 with a B.S. degree in Speech Communications.


     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of OCIS:

     (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

           (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

         (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of OCIS's last three completed fiscal years to OCIS's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2003, the end of OCIS's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                       Annual Compensation              Awards         Payouts

                                              Other      Restricted
Name and                                     Annual      Stock     Options LTIP     All other
Principal Position   Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------   ----  ------  -------- ------------ ------   ------- ------  ------------
Brent W. Schlesinger 2003   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                     2002    -0-     -0-       -0-         -0-      -0-     -0-       -0-
-----------------

Employment Agreements
---------------------
OCIS does not have an employment agreement with Mr. Schlesinger, our President. Mr. Schlesinger has not received compensation in connection with serving as an officer and director of OCIS, and does not intend to receive compensation until revenues from operations support such compensation.

Board Compensation
------------------
OCIS's director receives no compensation for attendance at board meetings. Additional members of the Board of Directors who may be appointed will serve for no compensation until the next annual meeting of shareholders.

Options/Stock Appreciation Rights ("SAR") Grants in Last Fiscal Year
--------------------------------------------------------------------
No individual grants of stock options (whether or not in tandem with SARs), or freestanding SARs were made since inception to any of the named executive officers.

Bonuses and Deferred Compensation (Termination of Employment and Change of Control Arrangement)
--------------------------------------------------------------------------
There are no compensation plans or arrangements, including payments to be received from OCIS, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with OCIS or its subsidiaries, or any change in control of OCIS, or a change in the person's responsibilities.

Compensation Pursuant to Plans
------------------------------
OCIS has no compensation plan in place.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of April 14, 2004, the name and the number of shares of OCIS's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by OCIS to own beneficially, more than 5% of the 1,017,000 issued and outstanding shares of OCIS's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common  Brent W. Schlesinger          104,000              10.22%
        3942 South 210 West
        Salt Lake City, Utah 84107

Common  Kirk Blosch                   250,000              24.58%
        2081 South Lake Line Rd.
        Salt Lake City, Utah 84109

Common  Jeff W. Holmes                259,000              25.46%
        600 Highway 50 Pinewild
        At Marla Bay, Unit 101
        Zephyr Cove Nevada 89448

OFFICERS, DIRECTORS AND NOMINEES:

Common  Brent W. Schlesinger          --------See Above---------
        Kirk Blosch                   --------See Above---------
        Jeff W. Holmes                --------See Above---------
        All Officers and Directors
         as a group (3 persons)       612,000              60.17%

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

The information set forth below is provided by OCIS based on what OCIS believes may be material to the shareholders in light of all the circumstances of the particular case. The significance of the transactions disclosed may be evaluated by each potential investor after taking into account the relationship of the parties to the transactions and the amounts involved in the transactions.

On organization of OCIS, two founders, Jeff W. Holmes and Kirk Blosch, who are the founders and officers and directors of OCIS, purchased 500,000 shares of OCIS common stock for $25,000 consisting of $10,000 in cash and promissory notes for $15,000. Each purchased 250,000 shares. The promissory notes for $15,000 have been paid in full.

OCIS purchased its original inventory from Brent Schlesinger. Mr. Schlesinger was subsequently appointed a director and president of OCIS. As part of the purchase price of the initial inventory, OCIS issued Mr. Schlesinger 100,000 shares of common stock. OCIS also gave Mr. Schlesinger a promissory note for $40,626. As of December 31, 2003, the principal balance on the note was $4,545.

     TRANSACTIONS WITH PROMOTERS

     There have been no transactions between OCIS and promoters during the last fiscal year.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                  Page
-----------------                                                  ----

Independent Auditor's Report                                        F-2

Balance Sheets                                                      F-3

Statements of Operations                                            F-4

Statement of Stockholders' Equity                                   F-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                    F-7-10

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           ------------------
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Incorporated         Incorporation
                                                         by reference*

 3.02           3       Bylaws                           Incorporated
                                                         by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------------
4.01           4       Specimen Stock Certificate        Incorporated
                                                         by reference*

31.01          31       CEO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

31.02          31       CFO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

32.01           32      CEO Certification pursuant to
                        section 906                      This Filing

32.02           32      CFO Certification pursuant to
                        Section 906                      This Filing

* Incorporated by reference from OCIS's registration statement on form SB-2 filed with the Commission, SEC file no. 333-91436.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $4,445 and $300, respectively. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our former accountant to the audit of our annual financial statements and review of our quarterly financial statements is $1,875 and $400, respectively.

2) Audit-Related Fees - None.
3) Tax Fees. $150.
4) All Other Fees. None.
5) Not applicable.
6) Not Applicable.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                       OCIS Corp.



                                       By: /s/
                                         -------------------------------
                                          Brent W. Schlesinger, President
                                          Principal Financial and Accounting
                                          Officer

                                       By: /s/
                                          -------------------------------
                                          Kirk Blosch, Principal Accounting
                                          Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                      Date
---------                         -----                      ----

/s/
--------------------
Brent W. Schlesinger              Director                  April 14, 2004

/s/
--------------------              Director                  April 14, 2004
Kirk Blosch


/s/
--------------------             Director                   April 14, 2004
Jeff W. Holmes

                                 OCIS, CORP.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2003

                                     and

             From Inception, February 6, 2002, through December 31, 2002


Contents:

Independent Auditor's Report                                        F-2

Balance Sheets                                                      F-3

Statements of Operations                                            F-4

Statement of Stockholders' Equity                                   F-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                    F-7-10

                            Independent Accountants' Report



Board of Directors and Stockholders
OCIS, Corp.

We have audited the balance sheets of OCIS, Corp. as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003 and the period of February 6, 2002 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of OCIS, Corp. as of December 31, 2002 and for the period of February 6, 2002 (date of inception) through December 31, 2002 were audited by another auditor whose report, dated February 20, 2003, expressed a going concern qualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCIS, Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period of February 6, 2002 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Child, Sullivan & Company
/S/
Child, Sullivan & Company
Kaysville, Utah
March 9, 2004

                                OCIS CORP.
                       (A Development Stage Company)
                             BALANCE SHEETS

                                              December 31,       December 31,
                                                 2003                2002
                                            --------------     --------------

ASSETS

Current Assets:
     Cash in bank                              $  104,759         $    1,194
     Inventory                                      6,358             39,291
                                               ----------         ----------
          Total Current Assets                    111,117             40,485
                                               ----------         ----------
Total Assets                                   $  111,117         $   40,485
                                               ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses     $   10,443         $    2,548
     Due to officers and stockholders              10,945                  -
     Accrued interest payable - officers
      and stockholders                                379                309
     Note payable - officer                         4,545             29,856
                                               ----------         ----------
          Total Current Liabilities                26,312             32,713
                                               ----------         ----------

Shareholders' Equity:
     Preferred stock; $.001 par value,
      10,000,000 shares authorized,
      no shares issued and outstanding                  -                  -
     Common stock; $.001 par value,
      90,000,000 shares authorized,
      1,017,000 and 600,000 shares issued
          and outstanding, respectively             1,017                600
     Capital in excess of par value               131,324             29,400
     Common stock subscribed                            -                (55)
     Deficit accumulated during the
      development stage                           (47,536)           (22,173)
                                               ----------         ----------
          Total Shareholders' Equity               84,805              7,772
                                               ----------         ----------
Total Liabilities and Shareholders' Equity     $  111,117         $   40,485
                                               ==========         ==========

 The accompanying notes are an integral part of these financial statements.

                                 OCIS CORP.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

<CAPTION

                                                                                  Cumulative
                                                          From Inception,       from Inception,
                                For the Year Ended       February 6, 2002,     February 6, 2002,
                                   December 31,           to December 31,       to December 31,
                                -------------------      -----------------     -----------------
                                       2003                   2002                   2003
Revenue
   Sales                           $     13,670            $     12,500           $     26,170
   Cost of goods sold                   (25,757)                (11,942)               (37,699)
                                   -------------           -------------          -------------
     Gross profit (loss)                (12,087)                    558                (11,529)
                                   -------------           -------------          -------------

Expenses:
   General and administrative            11,717                  21,204                 32,921
                                   -------------           -------------          -------------
     Total Expenses                      11,717                  21,204                 32,921
                                   -------------           -------------          -------------

Net Loss From Operations                (23,804)                (20,646)               (44,450)

Other Income (Expense)
   Interest income                            -                     513                    513
   Interest expense                      (1,559)                 (2,040)                (3,599)
                                   -------------           -------------          -------------
Total Other Expense                      (1,559)                 (1,527)                (3,086)
                                   -------------           -------------          -------------

Net Loss Before Income Taxes            (25,363)                (22,173)               (47,536)
   Provision for income taxes                 -                       -                      -
                                   -------------           -------------          -------------

Net Loss                           $    (25,363)           $    (22,173)          $    (47,536)
                                   =============           =============          =============
Net Loss Per Share                 $     (0.04)            $      (0.04)          $      (0.08)
                                   =============           =============          =============
Weighted Average Common
Shares Outstanding                     600,000                  600,000                600,000
                                   =============           =============          =============


  The accompanying notes are an integral part of these financial statements.

                              OCIS CORP.
                    (A Development Stage Company)
                  STATEMENT OF SHAREHOLDERS' EQUITY
          FROM INCEPTION, FEBRUARY 6, 2002, TO DECEMBER 31, 2003


                                                                                       Deficit
                                                                                     Accumulated
                                                          Additional     Common       During the      Total
                                       Common Stock        Paid-in       Stock       Development  Shareholders'
                                  Shares          Amount   Capital     Subscribed       Stage        Equity
                                ----------       --------  ----------  -----------   -----------   ------------
Balance, February 6, 2002
 (inception)                            -         $     -   $      -    $        -    $       -     $        -

Shares issued to incorporators
 for net assets of OCIS Company,
 at $0.05 per share               200,000             200      9,800             -            -         10,000

Shares issued February 6, 2002
 at $0.05 per share in exchange
 for inventory                    100,000             100      4,900             -            -          5,000

Subscriptions for the purchase
 of 300,000 shares at $0.05       300,000             300     14,700           (55)           -         14,945

Net loss for the period from
  inception, February 6, 2002,
  through December 31, 2002             -               -          -             -      (22,173)       (22,173)
                                ----------        -------   ---------   -----------   ----------    -----------
Balance, December 31, 2002        600,000         $   600   $ 29,400    $      (55)   $ (22,173)    $    7,772
                                ----------        -------   ---------   -----------   ----------    -----------
Cash received from 2002 stock
  subscriptions                         -               -          -            55            -             55

Issuance of common shares for
 cash at $0.25 per share,
 net of offering costs            417,000             417    101,924             -            -        102,341

Net loss for the year ended
  December 31, 2003                     -               -          -             -      (25,363)       (25,363)
                                ----------        -------   ---------   -----------   ----------    -----------
Balance, December 31, 2003      1,017,000         $ 1,017   $131,324    $        -    $ (47,536)    $   84,805
                                ==========        =======   =========   ===========   ==========    ===========

  The accompanying notes are an integral part of these financial statements.

                                  OCIS CORP.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                                                           For the Period         Cumulative
                                                         For the           from Inception,      from Inception,
                                                       Year Ended         February 6, 2002     February 6, 2002
                                                       December 31,        to December 31,      to December 31,
                                                           2003                 2002                 2003
                                                    ------------------    -----------------    ----------------

Cash Flows from Operating Activities
   Cash from sale of equipment                          $   13,650          $   12,830            $   26,480
   Cash paid to suppliers and others                       (11,806)            (24,593)              (36,399)
   Cash from interest income                                     -                 513                   513
   Cash paid for interest                                   (1,489)             (1,731)               (3,220)
                                                    ------------------    -----------------    ----------------
     Cash Provided by (Used in) Operating Activities           355             (12,981)              (12,626)

Cash Flows from Financing Activities
   Sale of common stock                                    104,305              24,945               129,250
   Due to officers                                          10,945                   -                10,945
   Payment on note payable-Officer                         (12,040)            (10,770)              (22,810)
                                                    ------------------    -----------------    ----------------
     Cash Provided by Financing Activities                 103,210              14,175               117,385

Net Change in Cash                                         103,565               1,194               104,759

Cash at the Beginning of the Period                          1,194                   -                     -
                                                    ------------------    -----------------    ----------------
Cash at the End of the Period                           $  104,759          $    1,194            $  104,759
                                                    ==================    =================    ================

Reconciliation of Net Loss to Cash Used
  in Operating Activities

Net Loss                                                $  (25,363)         $  (22,173)           $  (47,536)

Adjustments to reconcile net loss to cash
  used in operating activities:
   Discount on debt obligation
   Offering costs charged to Capital in Excess of Par       (1,909)                  -                (1,909)
   Stock issued to acquire inventory                             -               5,000                 5,000
   Debt issued to acquire inventory                        (13,271)             40,626                27,355
   Changes in assets and liabilities:
     (Increase) decrease in inventory                       32,933             (39,291)               (6,358)
      Increase in accounts payable and accrued expenses      7,895               2,548                10,443
      Increase in accrued interest                              70                 309                   379
                                                    ------------------    -----------------    ----------------
Net Cash Provided by (Used in) Operating Activities     $      355          $  (12,981)           $  (12,626)
                                                    ==================    =================    ================

  The accompanying notes are an integral part of these financial statements.

                                    OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1   Organization

The OCIS Corp. (The Company) was organized under the laws of the State of Nevada on February 6, 2002 and has elected a fiscal year end of December 31st. The Company intends to engage in business operations to buy used equipment wholesale and resell it to other dealers or to retail customers. To this end, the Company acquired an inventory of used material handling equipment. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. All of the Company's revenue to date has been from sales to companies located in Utah.

Note 2   Summary of Significant Accounting Policies

     Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes   Due to losses at December 31, 2003 and since inception, no provisions for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS #109 "Accounting for Income Taxes," due to the uncertainty of their realization.

The change in valuation allowance of $8,870 results from offsets against deferred tax assets arising from net operating loss carryforwards, which totaled $47,537 at December 31, 2003 and expire in 2022.

A reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory tax rate to pretax income (loss):

     Net loss at federal statutory rate of 35%     $     (8,877)
     State taxes (benefit)                               (1,268)
     Valuation allowance                                 10,145
                                                   -------------
     Net income expense (benefit)                  $          0
                                                   =============


Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ending December 31, 2003 and since inception, February 6, 2002, the Company did not have non-cash investing activities.

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

                                    OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 2   Summary of Significant Accounting Policies (continued)

Inventory - Inventory consists of used finished materials handling equipment purchased for resale and is stated at the lower of cost determined by the first-in first-out (FIFO) method or market. Inventory cost includes those costs directly attributable to the product before sale.

Revenue recognition - The Company recognizes revenue at the time the sale of the used equipment takes place and title has transferred to the customer upon shipment or delivery. The Company has recognized $26,170 of sales since inception, February 6, 2002.

Note 3 - Common Stock Transactions

The Company on February 6, 2002 entered into agreements with its two initial stockholders for the sale of a total of 500,000 shares of common stock for $25,000, or $0.05 per share. Each individual paid $5,000 cash and executed a promissory note for the remaining balance of $7,500 for the purchase of 250,000 shares. The notes carried simple interest at a rate of 6% per annum. The principle and interest were due and payable on December 31, 2002 or on demand of holder.

During the year ended December 31, 2002, the Company received a total of $14,945 of the principle amounts due on the promissory notes. The remaining balance of $55 due as of December 31, 2002 was reported as common stock subscribed and was treated as a reduction of equity on the balance sheet. This balance was subsequently received in early 2003. During the year ended December 31, 2003 and the period from inception, February 6, 2002, through December 31, 2002 the Company received $-0- and $512, respectively, for accrued interest due on the above notes.

The Company on February 6, 2002, issued 100,000 shares of it common stock at $.05 per share for a total amount of $5,000 as part of its purchase of used materials handling equipment as described in Note 4.

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering has been offset against capital in excess of par value.

                                    OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 4   Related Party Transactions

At inception, the Company entered into a Purchase and Sale Agreement with the President of the Company and P.S. Enterprises, a Utah DBA of the President. Under the agreement, the Company purchased certain used materials handling inventory. Each item purchased was valued at the lower of cost of the inventory item to the President or P. S. Enterprises or the appraised wholesale market value. The original purchase price of the inventory was $45,626. The Company issued 100,000 shares of common stock valued at $0.05 per share totaling $5,000 and executed a promissory note for the remaining amount of $40,626. The note provided for simple interest at a rate of 6% per annum.

The total principal and accrued interest is due and payable December 31, 2003 (as extended by mutual agreement of the parties), or at the time of closing of a public offering of securities by the Company. The note is secured by the inventory purchased and the agreement states that all proceeds, net of selling expenses, from the sale of the inventory purchased by the note shall be applied to the payment of the note. During the 3rd quarter of 2003 the remaining principal amount due on the note was discounted $13,271 by mutual agreement of the parties. This amount was treated as a reduction of total cost of goods sold during the year ended December 31, 2003.

During the year ended December 31, 2003 and for the period from inception, February 6, 2002, through December 31, 2002 the Company paid $1,489 and $1,731, respectively against the accrued interest owed on the above note payable. At December 31, 2003, and December 31, 2002, the balance of accrued interest payable on the above was $47 and $309 respectively.

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of December 31, 2003 no compensation has been paid or accrued to any officer or director of the Company since inception because amounts are only of nominal value.

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

Certain officers and stockholders of the Company have advanced funds to the Company to pay operating expenses. The funds are due upon demand, are unsecured and carry simple interest at the rate of 6% per annum. At December 31, 2003, officers and stockholders had advanced a total of $10,945 and the accrued interest owed is $332.

                                    OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 4   Related Party Transactions - continued

An officer advanced an additional $772 for out-of-pocket expenses incurred in connection with the Company's offering of common stock during 2003. The advance was non-interest bearing and is included in accounts payable and accrued expenses of $10,443 at December 31, 2003.

Note 5   Contingencies and Commitments

The Company currently stores its inventory of used materials handling equipment at a site leased on a month-to-month basis. The monthly rental is $500 which is included in the cost of inventory. Although the leased space
has been      sufficient for the Company's current level of operations to date, additional space may be required in the future as the Company expands it business operations. There is no assurance that the Company will be able to continue to lease the current site, nor is there any assurance that, should the Company need to abandon the current site or procure a larger site to house expanded operations, that such space will be available to the Company on economically feasible terms.

Note 6   Development Stage Company and Going Concern

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative loss of $11,529 from the sale of used materials handling equipment and an accumulated deficit of $47,536. At December 31, 2003 the Company's only assets are $104,759 cash and an inventory of used equipment held for sale valued at $6,358. The Company has current liabilities totaling $26,312.

The Company recently completed the sale of 417,000 shares of its common stock at $0.25 per share to raise capital so that it can develop successful operations per its business plan. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.