Form 10KSB/A
period 2003-12-31
OCIS CORP
filed 2004-04-27
CIK 1173313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently terminated on December 31, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, no proceeds had been used other then paying offering expenses at the close of the year end period of December 31, 2003.



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

Jeff W. Holmes is a general partner and founder in the partnership of Blosch and Holmes, LLC, a business consulting and private venture funding general partnership founded in 1984. Since September 1997, Mr. Holmes has been a managing partner of the Scottsdale Equity Growth Fund, LLC, which is a private equity fund engaged in financing technology companies. Since September 1998, Mr. Holmes is the managing partner of DMG Advisors, LLC which provides consulting to private and public companies. Mr. Holmes also served as the chairman of the board of directors of Ion Laser Technology, 1983 to 1994 a medical device company listed on the American Stock Exchange. Mr. Holmes is presently a member of the board of directors and principal shareholder of Calibrus, Inc. a contact center located in Phoenix, Arizona. As a contact center, Calibrus handles inbound and outbound telephone calls for corporations. These calls can range from assistance with customer service to third party verification were a Calibrus operator will verify a party has agreed to purchase products over the telephone from another contact or call center. Mr. Holmes graduated from the University of Utah in 1976 with a Bachelor of Science degree in Marketing and Management.

Kirk Blosch is a general partner and founder of Blosch and Holmes LLC, a business consulting and private venture funding general partnership established in 1984. Mr. Blosch is and has been since October 1999 a member of the board of directors of Calibrus, Inc. and currently serves as chairman of the board of Calibrus. Calibrus is a contact center located in Phoenix, Arizona. From the first quarter of 1997 through the second quarter of 2000, Mr. Blosch was a director of Zevex International, a medical product company specializing in medical devices and ultrasound technology. Zevex (ZVXI) is traded on NASDAQ. Mr. Blosch graduated from the University of Utah in 1977 with a B.S. degree in Speech Communications.


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

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common  Brent W. Schlesinger          104,000              10.22%
        3942 South 210 West
        Salt Lake City, Utah 84107

Common  Kirk Blosch                   262,000              25.76%
        2081 South Lake Line Rd.
        Salt Lake City, Utah 84109

Common  Jeff W. Holmes                270,000              26.55%
        600 Highway 50 Pinewild
        At Marla Bay, Unit 101
        Zephyr Cove Nevada 89448

OFFICERS, DIRECTORS AND NOMINEES:
Common  Brent W. Schlesinger          --------See Above---------
        Kirk Blosch                   --------See Above---------
        Jeff W. Holmes                --------See Above---------
        All Officers and Directors
         as a group (3 persons)       636,000              62.54%

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


Signature                         Title                      Date
---------                         -----                      ----

/s/
--------------------
Brent W. Schlesinger              Director                  April 26, 2004

/s/
--------------------              Director                  April 26, 2004
Kirk Blosch


/s/
--------------------             Director                   April 26, 2004
Jeff W. Holmes

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