Form 10QSB
period 2004-03-31
OCIS CORP
filed 2004-05-17
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of May 13, 2004.

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

                                OCIS CORP.
                      (A Development Stage Company)
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                                  March 31,     December 31,
                                                    2004           2003
                                                 -----------    -----------

ASSETS

Current Assets:
   Cash in bank                                  $   77,055     $  104,759
   Inventory                                          5,538          6,358
                                                 ----------     ----------
      Total Current Assets                           82,593        111,117
                                                 ----------     ----------
Total Assets                                     $   82,593     $  111,117
                                                 ----------     ----------

LIABILITIES AND Shareholders' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses         $    2,587     $   10,443
   Due to officers and Shareholders                       -         10,945
   Accrued interest payable -
    officers and Shareholders                             -            379
   Note payable - officer                                 -          4,545
                                                 ----------      ---------
      Total Current Liabilities                       2,587         26,312
                                                 ----------      ---------

Shareholders' Equity:
   Preferred stock; $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                      -              -
   Common stock; $.001 par value, 90,000,000
    shares authorized, 1,017,000 and
    600,000 shares issued and outstanding,
    respectively                                      1,017          1,017
   Capital in excess of par value                   131,324        131,324
   Deficit accumulated during the development
    stage                                           (52,335)       (47,536)
                                                 -----------     ----------
      Total Shareholders' Equity                     80,006         84,805
                                                 -----------     ----------

Total Liabilities and Shareholders' Equity       $   82,593     $  111,117
                                                 -----------     ----------

  The accompanying notes are an integral part of these financial statements.

                               OCIS CORP.
                     (A Development Stage Company)
                    CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                                   Cumulative
                                                                                 from Inception,
                                            For the Three Months Ended          February 6, 2002,
                                                    March 31,                     to March 31,
                                           ----------------------------        ------------------
                                              2004               2003                  2004
                                           -------------  -------------        ------------------
Revenue
   Sales                                    $       820    $      4,830         $       26,990
   Cost of goods sold                            (2,320)         (3,444)               (40,019)
                                            ------------   -------------         --------------
     Gross profit (loss)                         (1,500)          1,386                (13,029)
                                            ------------   -------------         --------------

Expenses:
   General and administrative                     3,365           4,434                 36,286
                                            ------------   -------------         --------------
     Total Expenses                               3,365           4,434                 36,286
                                            ------------   -------------         --------------

Net Loss From Operations                         (4,865)         (3,048)               (49,315)

Other Income (Expense)
   Interest income                                  102               -                    615
   Interest expense                                 (36)           (437)                (3,635)
                                            ------------   -------------         --------------

Total Other Income (Expense)                         66            (437)                (3,020)
                                            ------------   -------------         --------------

Net Loss Before Income Taxes                     (4,799)         (3,485)               (52,335)
   Provision for income taxes                         -               -                      -
                                            ------------   -------------         --------------
Net Loss                                    $    (4,799)   $     (3,485)        $      (52,335)
                                            ============   =============         ==============
Net Loss Per Share                          $     (0.00)   $      (0.01)        $        (0.08)
                                            ============   =============         ==============
Weighted Average Common
  Shares Outstanding                          1,017,000         600,000                673,588
                                            ============   =============         ==============

  The accompanying notes are an integral part of these financial statements.

                                OCIS CORP
                       (A Development Stage Company)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                                  Cumulative
                                                                                from Inception,
                                            For the Three Months Ended         February 6, 2002
                                                      March 31,                  to March 31,
                                            ---------------------------       ------------------
                                                 2004          2003                 2004
                                             -----------   ------------         -----------
Cash Flows from Operating Activities
   Cash from sale of equipment                 $     874    $     4,830          $   27,354
   Cash paid to suppliers and others             (12,775)        (4,691)            (49,174)
   Cash from interest income                         102              -                 615
   Cash paid for interest                           (415)          (555)             (3,635)
                                               ----------   ------------          ----------
Cash Used in Operating Activities                (12,214)          (416)            (24,840)
                                               ----------   ------------          ----------
Cash Flows from Investing Activities                   -              -                   -
                                               ----------   ------------          ----------
Cash Flows from Financing Activities
   Sale of common stock                                -             55             129,250
   Due to officers                               (10,945)         3,945                   -
   Payment on note payable                        (4,545)        (4,275)            (27,355)
                                               ----------   ------------          ----------
Cash Provided by (Used in) Financing Activities  (15,490)          (275)            101,895
                                               ----------   ------------          ----------
Net Change in Cash                               (27,704)          (691)             77,055

Cash at the Beginning of the Period              104,759          1,194                   -
                                               ----------   ------------          ----------
Cash at the End of the Period                  $  77,055    $       503          $   77,055
                                               ==========   ============          ==========
Reconciliation of Net Loss to Cash Used
  in Operating Activities

Net Loss                                       $  (4,799)   $    (3,485)         $  (52,335)

Adjustments to reconcile net loss to net cash
 used in operating activities
   Offering costs charged to Capital in
   Excess of Par                                       -              -              (1,909)
   Stock issued to acquire inventory                   -              -               5,000
   Debt issued to acquire inventory                    -              -              27,355
   Changes in assets and liabilities
    Decrease in prepaid assets                         -           (500)                  -
    (Increase) decrease in inventory                 820          1,990              (5,538)
    Increase (decrease) in accounts payable
     and accrued expenses                         (7,856)         1,697               2,587
    Decrease in accrued interest                    (379)          (118)                  -
                                               ----------   ------------          ----------
Net Cash Used in Operating Activities          $ (12,214)   $      (416)         $  (24,840)
                                               ==========   ============          ==========

  The accompanying notes are an integral part of these financial statements.

                                OCIS, CORP.
                       (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2003 and for the period from inception, February 6, 2002 through December 31, 2002, included in form 10-KSB filed with the U.S. Securities and Exchange Commission on April 14, 2004. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2004.

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada on February 6, 2002 and has elected a fiscal year end of December 31. The Company intends to engage in business operations to buy used equipment wholesale and to sell it to other dealers or to retail customers. To this end, the Company has acquired an inventory of used material handling equipment. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. All of the Company's revenue to date has been from sales to companies located in Utah.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes   Due to losses through March 31, 2004 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending March 31, 2004 and 2003, the Company did not have non-cash investing activities.

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


Revenue recognition - The Company recognizes revenue at the time the sale of the used equipment takes place and title has transferred to the customer upon shipment or delivery. The Company has recognized $26,990 of sales since inception, February 6, 2002.

NOTE   3 - COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ending March 31, 2004.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN
The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative loss of $13,029 from the sale of used materials handling equipment and an accumulated deficit of $52,335. At March 31, 2004 the Company's only assets are $77,055 cash and an inventory of used materials handling equipment held for sale valued at $5,538. The Company has current liabilities totaling $2,587.

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

General
---------
     Organization and Corporate History

OCIS Corp. was organized on February 6, 2002, in the state of Nevada. OCIS was organized to engage in the purchase and sale of used business equipment with an initial emphasis on used warehousing equipment. As part of the organization of OCIS, an initial inventory was purchased and a president with experience in the used equipment market was appointed. The initial equipment inventory primarily consisted of warehousing rack systems and forklifts.

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

Marketing and Distribution
--------------------------

OCIS's management relies on industry contacts to locate used equipment. Ocis' president, Brent Schlesinger, has been in the material handling industry for over twenty years. His experience and contacts developed as president and senior management of other companies have brought him into contact with many companies in the United States and with material handling specialist (inventory managers) at these companies. Mr. Schlesinger also keeps in contact with the auction companies that liquidate industrial equipment. These companies will contact those people in the industry, such as Mr. Schlesinger, as they need to liquidate or acquire equipment. Mr. Schlesinger also spends time personally contacting business to inform them of product offerings.
These contacts are aimed at finding not only customers to purchase used equipment but to find any businesses that have equipment they would like to sell.

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

Liquidity and Capital Resources
-------------------------------

OCIS relied on capital from founders to fund operations until proceeds of the offering were received. With the proceeds from the offering, OCIS had approximately $100,000 to use to operate and purchase inventory for sale. As of March 31, 2004, OCIS had working capital of $80,006. Management intends to use these funds to purchase additional inventory and operate. Prior to the completion of the offering, on March 31, 2003, OCIS had working capital of only $4,342.

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


Results of Operations
---------------------

For the quarter ended March 31, 2004, we had revenues of $820 compared to revenues of $4,830 for the quarter ended March 31, 2003. As a result, OCIS had a net loss of $4,799 for the quarter ended March 31, 2004, compared with a net loss of $3,485 for the quarter ended March 31, 2003. OCIS management anticipates costs will remain relatively constant over the next couple of months with the primary focus on buying additional products for sale. OCIS management is hopeful sales will increase in 2004, with the majority of focus in 2003 aimed at raising capital to fund start-up cost and inventory purchases.

The majority of expenses in 2003 and 2002 were professional fees. As OCIS moves into an operating position, OCIS management anticipates more cost for operations such as advertising, marketing and storage-related fees for inventory. At this time it is difficult to predict all the cost since management is in the process of acquiring additional inventory to sell and has not been active in pursing sales. During the second and third quarters of 2004, management anticipates sales to increase and cost to also increase.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently closed on December 30, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, no proceeds had been used other then paying offering expenses at the close of the year end period of December 31, 2003.

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

                                   OCIS Corp.


Dated: May 17, 2004               By: /s/
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer