Form 10QSB
period 2004-06-30
OCIS CORP
filed 2004-08-18
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of August 2, 2004.

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

                           OCIS CORP.
                  (A Development Stage Company)
                    CONDENSED BALANCE SHEETS
                          (UNAUDITED)

                                                    June 30,     December 31,
                                                     2004           2003
                                                 -------------  --------------
ASSETS

Current Assets:
   Cash in bank                                    $66,349        $104,759
   Inventory                                        12,538           6,358
                                                 ----------      ----------
     Total Current Assets                           78,887         111,117
                                                 ----------      ----------
Total Assets                                       $78,887        $111,117
                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                $ 6,059        $ 10,443
   Due to officers and stockholders                      -          10,945
   Accrued interest payable - officers and
    stockholders                                         -             379
   Note payable - officer                                -           4,545
                                                 ----------      ----------
     Total Current Liabilities                       6,059          26,312
                                                 ----------      ----------

Shareholders' Equity:
   Preferred stock; $.001 par value,
    10,000,000 shares authorized, no shares
    issued and outstanding                               -               -
   Common stock $.001 par value, 90,000,000 shares
    authorized, 1,017,000 shares issued
    and outstanding both periods                     1,017           1,017
   Capital in excess of par value                  131,324         131,324
   Deficit accumulated during the development
    stage                                          (59,513)        (47,536)
                                                 ----------      ----------
     Total Shareholders' Equity                     72,828          84,805
                                                 ----------      ----------
Total Liabilities and Shareholders' Equity         $78,887        $111,117
                                                 ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                               OCIS CORP.
                     (A Development Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                                    Cumulative
                                                                                  from Inception,
                          For the Three Months Ended  For the Six Months Ended  February 6, 2002,
                                  June 30,                    June 30,              to June 30,
                          --------------------------  ------------------------  -----------------
                              2004          2003           2004          2003           2004
                          ------------   -----------  -------------  ---------   ----------------
Revenue
   Sales                   $       -      $       -    $       820    $  4,830    $       26,990
   Cost of goods sold              -              -         (2,320)     (3,444)          (40,019)
                           ----------     ----------   ------------   ---------   ---------------
     Gross profit (loss)           -              -         (1,500)      1,386           (13,029)
                           ----------     ----------   ------------   ---------   ---------------
Expenses:
   General and administrative  7,327          1,019         10,691       5,452            43,612
                           ----------     ----------   ------------   ---------   ---------------
     Total Expenses            7,327          1,019         10,691       5,452            43,612
                           ----------     ----------   ------------   ---------   ---------------
Net Loss From Operations      (7,327)        (1,019)       (12,191)     (4,066)          (56,641)

Other Income (Expense)
   Interest income               149              -            250           -               763
   Interest expense                -           (451)           (36)       (887)           (3,635)
                           ----------     ----------   ------------   ---------   ---------------
Total Other Income (Expense)

Net Loss Before Income Taxes  (7,178)        (1,470)       (11,977)     (4,953)          (59,513)
   Provision for income taxes      -              -              -           -                 -
                           ----------     ----------   ------------   ---------   ---------------
Net Loss                   $  (7,178)     $  (1,470)   $   (11,977)   $ (4,953)   $      (59,513)
                           ==========     ==========   ============   =========   ===============
Net Loss Per Share         $   (0.01)     $   (0.00)   $     (0.01)   $  (0.01)   $        (0.08)
                           ==========     ==========   ============   =========   ===============
Weighted Average Common
   Shares Outstanding       1,017,000        600,000      1,017,000    600,000           725,100
                           ==========     ==========   ============   =========   ===============

  The accompanying notes are an integral part of these financial statements.

                                 OCIS CORP
                       (A Development Stage Company)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                                  Cumulative
                                                                                from Inception,
                                               For the Six Months Ended        February 6, 2002,
                                                      June 30,                    to June 30,
                                         -----------------------------------  -------------------
                                                  2004          2003                  2004
                                            ---------------  --------------     ---------------
Cash Flows from Operating Activities
   Cash from sale of equipment              $        874      $       4,830      $      27,354
   Cash paid to suppliers and others             (23,629)            (5,782)           (55,483)
   Cash from interest income                         250                  -                763
   Cash paid for interest                           (415)              (555)            (3,635)
                                            -------------     --------------     ---------------
Cash Used in Operating Activities                (22,920)            (1,507)           (31,001)
                                            -------------     --------------     ---------------
Cash Flows from Investing Activities                   -                  -                  -
                                            -------------     --------------     ---------------
Cash Flows from Financing Activities
   Sale of common stock                                -                 55            129,250
   Due to officers                               (10,945)             4,945                  -
   Payment on note payable                        (4,545)            (4,275)           (31,900)
                                            -------------     --------------     ---------------
Cash Provided by (Used in) Financing Activities  (15,490)               725             97,350
                                            -------------     --------------     ---------------
Net Change in Cash                               (38,410)              (782)            66,349

Cash at the Beginning of the Period              104,759              1,194                  -
                                            -------------     --------------     ---------------
Cash at the End of the Period               $     66,349      $         412      $      66,349
                                            -------------     --------------     ---------------
Reconciliation of Net Loss to Cash Used
  in Operating Activities

Net Loss                                    $    (11,977)     $      (4,953)     $     (59,513)

Adjustments to reconcile net loss to net cash
 used in operating activities
   Offering costs charged to Capital in
    Excess of Par                                      -                  -             (1,909)
   Stock issued to acquire inventory                   -                  -              5,000
   Debt issued to acquire inventory                    -                  -             31,900
   Changes in assets and liabilities
     (Increase) decrease in inventory             (6,180)               490            (12,538)
     Increase (decrease) in accounts payable
      and accrued expenses                        (4,384)             2,625              6,059
     Increase (decrease) in accrued interest        (379)               331                  -
                                            -------------     --------------     ---------------
Net Cash Used in Operating Activities       $    (22,920)     $      (1,507)     $     (31,001)
                                            =============     ==============     ===============



  The accompanying notes are an integral part of these financial statements.

                                   OCIS CORP.
                         (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note   1   CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2003 and for the period from inception, February 6, 2002, through December 31, 2002, included in form 10-KSB filed with the U.S. Securities and Exchange Commission on April 14, 2004. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2004.

Note   2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes   Due to losses through June 30, 2004 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending June 30, 2004 and 2003, the Company did not have non-cash investing activities.

                                 OCIS CORP.
                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note   2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note   3   COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended June 30, 2004.

Note   4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative loss of $13,029 from the sale of used materials handling equipment and an accumulated deficit of $59,513. At June 30, 2004 the Company's only assets are $66,349 cash and an inventory of used materials handling equipment held for sale valued at $12,538. The Company has current liabilities totaling $6,059.

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

                                 OCIS CORP.
                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note   4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN (continued)

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

As funds permit and, depending on the type of equipment OCIS has in inventory, we will advertise our products in trade journals and in local papers. The kind of equipment in inventory often will dictate the type of marketing program we have in place. With equipment like warehousing, the potential customers are often known to us or readily identifiable so we will use more direct marketing and personal sales efforts to these companies. If our inventory consists of office equipment, we will rely on advertising in local papers and trade journals as the most effective marketing campaign.

The nature of our products will require that our market area be limited to Utah and the surrounding states, at first. The geographical limit is the result of the size of our products currently being offered. The transportation of the products has to be done by truck or trailer. The longer the distance from our storage facility in Utah the more difficult and expensive it will be to deliver the products. Accordingly, until our business expands to the point we feel a new facility can be opened in another region of the country, we will limit our geographical area to Utah and our surrounding states which are within a day's drive of our yard. These states would be Idaho, Nevada, Wyoming and Colorado. We anticipate most of our business at first to be within Utah and slowly expanding to the broader areas of Idaho, Wyoming and Nevada. By limiting our geographical coverage, most of our shipping can be done with pickup trucks and rented trailers or through a rental of a local semi trailer for the day. This helps keep our cost down by not having to incur or pass along expensive shipping cost. It also allows us to store all of our inventory at a yard without having to have other storage facilities around the country. All products are simply stored at our yard until the day they need to be loaded and delivered to a client's facility. With many customers located in the same area, customers are also able to pick up the products themselves and save any shipping cost. We typically will try and pass along the shipping cost if possible. However, in an industry where competition is based on price, we may have to absorb some of the shipping cost.

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

Liquidity and Capital Resources
-------------------------------

OCIS relied on capital from founders to fund operations until proceeds of the offering were received. With the proceeds from the offering, OCIS had approximately $100,000 to use to operate and purchase inventory for sale. As of June 30, 2004, OCIS had working capital of $72,828. Management intends to use these funds to purchase additional inventory and operate. Prior to the completion of the offering, OCIS had very limited working capital.

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


Results of Operations
---------------------

For the quarter ended June 30, 2004, we had no revenues. For the six months ended June 30, 2004, we had revenues of $820 compared to revenues of $4,830 for the six months ended June 30, 2003. As a result, OCIS had a net loss of $7,327 for the quarter ended June 30, 2004, compared with a net loss of $1,019 for the quarter ended June 30, 2003. OCIS management anticipates costs will remain relatively constant over the next couple of months with the primary focus on buying additional products for sale. OCIS management is hopeful sales will increase in 2004, with the majority of focus in 2003 aimed at raising capital to fund start-up cost and inventory purchases.

The majority of expenses in 2003 and 2002 were professional fees. As OCIS moves into an operating position, OCIS management anticipates more cost for operations such as advertising, marketing and storage-related fees for inventory. At this time it is difficult to predict all the cost since management is in the process of acquiring additional inventory to sell and has not been active in pursuing sales. During the second and third quarters of 2004, management anticipates sales to increase and cost to also increase.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently closed on December 30, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, we have used $35,992 of the proceeds for the purchase of inventory, payment of expenses and liabilities.

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

                                    OCIS Corp.


Dated: August 18, 2004               By: /s/
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer