Form 10QSB
period 2004-09-30
OCIS CORP
filed 2004-11-15
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of October __, 2004.

Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No  [X]

                        PART I-FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS


                                   OCIS Corp.
                              FINANCIAL STATEMENTS
                                 (UNAUDITED)
                               September 30, 2004

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

                               OCIS CORP.
                     (A Development Stage Company)

                            BALANCE SHEETS

ASSETS

                                             September 30,      December 31,
                                                 2004                2003
                                           ----------------    --------------
                                             (Unaudited)
CURRENT ASSETS:
     Cash in bank                            $      48,321     $     104,759
     Accounts Receivable                            40,576                 -
     Inventory                                      10,537             6,358
                                              ------------      ------------
          Total Current Assets                      99,434           111,117
                                              ------------      ------------
TOTAL ASSETS                                 $      99,434     $     111,117
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses   $       5,675     $      10,443
     Due to officers and stockholders                    -            10,945
     Accrued interest payable - officers
      and stockholders                                   -               379
     Note payable - officer                              -             4,545
                                              ------------      ------------
          Total Current Liabilities                  5,675            26,312
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value,
      10,000,000 shares authorized,
      no shares issued and outstanding                   -                 -
     Common stock $.001 par value, 90,000,000
       shares authorized, 1,017,000 shares
       issued and outstanding both periods           1,017             1,017
     Capital in excess of par value                131,324           131,324
     Deficit accumulated during the
      development stage                            (38,582)          (47,536)
                                              ------------      ------------
          Total Stockholders' Equity                93,759            84,805
                                              ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      99,434     $     111,117
                                              ============      ============




  The accompanying notes are an integral part of these financial statements.

                                   OCIS CORP.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  For the Three                     For the Nine                  Cumulative
                                  Months Ended                      Months Ended                From Inception
                                  September 30,                     September 30,              February 6, 2002
                              -----------------------     ----------------------------------   To September 30,
                                2004          2003               2004              2003              2004
                            -------------  ------------   -------------------  --------------   ---------------
REVENUE
     Sales                   $    54,784   $     7,000     $        55,604      $     11,830     $      81,774
     Cost of goods sold          (26,518)      (19,023)            (28,838)          (22,467)          (66,537)
                               ----------   -----------     ---------------      ------------     -------------
          Gross profit (loss)     28,266       (12,023)             26,766           (10,637)           15,237
                               ----------   -----------     ---------------      ------------     -------------
EXPENSES:
     Selling, general and
      administrative               7,460         3,774              18,151             9,227            51,072
                               ----------   -----------     ---------------      ------------     -------------
             Total Expenses        7,460         3,744              18,151             9,227            51,072
                               ----------   -----------     ---------------      ------------     -------------
NET INCOME (LOSS) FROM
OPERATIONS                        20,806       (15,797)              8,615           (19,864)          (35,835)

OTHER INCOME (EXPENSE)
     Interest income                 125             -                 375                 -               888
     Interest expense                  -          (453)                (36)           (1,339)           (3,635)
                               ----------   -----------     ---------------      ------------     -------------
TOTAL OTHER INCOME (Expense)         125          (453)                339            (1,339)           (2,747)

NET INCOME (Loss) BEFORE
 INCOME TAXES                     20,931       (16,250)              8,954           (21,203)          (38,582)
     Provision for income taxes        -             -                   -                 -                 -
                               ----------   -----------     ---------------      ------------     -------------
NET INCOME (LOSS)            $    20,931   $   (16,250)    $         8,954      $    (21,203)    $     (38,582)
                               ==========   ===========     ===============      ============     =============
INCOME (LOSS) PER SHARE      $      0.02   $     (0.03)    $          0.01      $      (0.04)    $       (0.05)
                               ==========   ===========     ===============      ============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING           1,017,000        600,000           1,017,000           600,000           763,174
                               ==========   ===========     ===============      ============     =============


  The accompanying notes are an integral part of these financial statements.

                              OCIS CORP
                   (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                                  Cumulative
                                                                                from Inception,
                                             For the Nine Months Ended         February 6, 2002
                                                    September 30,              to September 30,
                                            ----------------------------------------------------
                                                 2004              2003             2004
                                            ---------------  ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash from sale of equipment             $      15,082    $      11,689      $      41,562
     Cash paid to suppliers and others             (55,990)          (8,921)           (87,844)
     Cash from interest income                         375                -                888
     Cash paid for interest                           (415)          (1,450)            (3,635)
                                             --------------   --------------     --------------
        Cash used in operating activities          (40,948)           1,318            (49,029)
                                             --------------   --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES                     -                -                  -
                                             --------------   --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                -               55            129,250
     Due to officers                               (10,945)           8,945                  -
     Payment on note payable                        (4,545)         (10,239)           (31,900)
                                             --------------   --------------     --------------
        Cash Provided by (Used in)
                   financing activities            (15,490)          (1,239)            97,350
                                             --------------   --------------     --------------
NET CHANGE IN CASH                                 (56,438)              79             48,321

CASH AT THE BEGINNING OF THE PERIOD                104,759            1,194                  -
                                             --------------   --------------     --------------
CASH AT THE END OF THE PERIOD                $      48,321    $       1,273      $      48,321
                                             ==============   ==============     ==============
RECONCILIATION OF NET INCOME (LOSS)
 TO CASH USED IN OPERATING ACTIVITIES

NET INCOME (LOSS)                            $       8,954    $     (21,203)     $     (38,582)

Adjustment to reconcile net income (loss)
 to net cash used in operating activities
     Offering costs charged to Capital in
       Excess of Par                                     -                -             (1,909)
     Stock issued to acquire inventory                   -                -              5,000
     Debt Issued to acquire inventory                    -          (13,271)            31,900
     Changes in assets and liabilities
          (Increase) decrease in accounts
             receivable                            (40,576)               -            (40,576)
          (Increase) decrease in inventory          (4,179)          31,144            (10,537)
          Increase (decrease) in accounts
             payable and accrued expenses           (4,768)           4,760              5,675
          Increase (decrease) in accrued
             interest                                 (379)            (112)                 -
                                             --------------   --------------     --------------
NET CASH USED IN OPERATING ACTIVITIES        $     (40,948)   $       1,318      $     (49,029)
                                             ==============   ==============     ==============

 The accompanying notes are an integral part of these financial statements.

                                OCIS, CORP.
                       (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2003 and for the period from inception, February 6, 2002, through December 31, 2003, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on April 14, 2004. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2004.


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

Income Taxes Due to losses through September 30, 2004 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending September 30, 2004 and 2003, the Company did not have non-cash investing activities.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue recognition - The Company recognizes revenue at the time the sale of the used equipment takes place and title has transferred to the customer upon shipment or delivery. The Company has recognized $81,774 of sales since inception, February 6, 2002.

NOTE   3 - COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended September 30, 2004.

NOTE    4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit of $15,237 from the sale of used materials handling equipment and an accumulated deficit of $38,582. At September 30, 2004 the Company's only assets are $48,321 cash, accounts receivable of $40,576 and an inventory of used materials handling equipment held for sale valued at $10,537. The Company has current liabilities totaling $5,675.

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

     Business in General

Our initial focus is on buying and selling used warehouse storage systems and office components that will facilitate office, commercial and industrial users with their inventory control, manufacturing process and or office equipment needs. Once we have established a foothold in the warehousing and office components market, we plan on expanding to encompass other used business equipment. As part of the organization of OCIS, we purchased an initial inventory which consisted of warehousing rack systems and forklifts. Most of the initial inventory has now been sold.

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

In addition to warehouse equipment, management will focus on office equipment including partitions, desks, work spaces and cabinets. Initially, management will not focus on computer or server related systems because of the short life cycle and obsolescence in these areas and the current glut of used computer equipment. Instead, management intends to focus on business equipment that has long life cycles.

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

The nature of our products will require that our market area be limited to Utah and the surrounding states, at first. The geographical limit is the result of the size of our products currently being offered. The transportation of the products has to be done by truck or trailer. The longer the distance from our storage facility in Utah the more difficult and expensive it will be to deliver the products. Accordingly, until our business expands to the point we feel a new facility can be opened in another region of the country, we will limit our geographical area to Utah and our surrounding states which are within a day's drive of our yard. These states would be Idaho, Nevada, Wyoming and Colorado. We anticipate most of our business at first to be within Utah and slowly expanding to the broader areas of Idaho, Colorado, Wyoming and Nevada. By limiting our geographical coverage, most of our shipping can be done with pickup trucks and rented trailers or through a rental of a local semi trailer for the day. To date, there has been no shipping cost involved in any sales. This helps keep our cost down by not having to incur or pass along expensive shipping cost. It also allows us to store all of our inventory at a yard without having to have other storage facilities around the country. All products are simply stored at our yard until the day they need to be loaded and delivered to a client's facility. With many customers located in the same area, customers are also able to pick up the products themselves and save any shipping cost. We typically will try and pass along the shipping cost if possible. However, in an industry where competition is based on price, we may have to absorb some of the shipping cost.

     Manufacturing, Supplies, and Quality Control

OCIS does not manufacture any equipment. OCIS does inspect all equipment to assure that it is in good condition prior to any purchase or sale. We do not provide any warranties to the equipment we sell. All equipment is sold "as is."

Inventory on hand will vary as funds permit. Management is hopeful that funds from the offering completed in 2003, will enable to increase our inventory and take advantage of the ability to purchase additional inventory if a good opportunity presents itself. Presently, existing capital will not allow us to purchase all the inventory we want and we have had to pass on the opportunity to purchase some office and warehousing equipment at favorable prices. Management intends to purchase as much new inventory as funds permit with the profits from the sales.

Liquidity and Capital Resources
-------------------------------

OCIS relied on capital from founders to fund operations until proceeds of the 2003 offering were received. With the proceeds from the offering, OCIS had approximately $100,000 to use to operate and purchase inventory for sale. As of September 30, 2004, OCIS had working capital of $93,759 which includes $10,537 in inventory. Management intends to use these funds to purchase additional inventory and operate.

To date, most expenses have been for professional services such as accounting and attorney's fees in organizing OCIS and conducting initial audits. As sales have increased, we have seen a rise in selling and general and administrative expenses. We anticipate monthly ongoing expenses to be held to a minimum until revenue allows us to expand our workforce, advertise and purchase additional inventory. We are trying to keep our cash needs to a minimum until we start receiving revenue from sales of product.

Results of Operations
---------------------

For the quarter ended September 30, 2004, we had revenues of $54,784 compared to revenue of $7,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we had revenues of $55,604 compared to revenues of $11,830 for the nine months ended September 30, 2003. We had a net income of $20,931 for the quarter ended September 30, 2004, compared with a net loss of $16,250 for the quarter ended September 30, 2003. OCIS management anticipates costs will remain relatively constant over the next quarter with the primary focus on buying additional products for sale.
Selling expenses may vary depending on if commission or other fees are paid on sales. OCIS management is hopeful sales will increase in 2005. At this time no assurance can be made that sales will increase.

As OCIS moves into an operating position, OCIS management anticipates more cost for operations such as advertising, marketing and storage-related fees for inventory. At this time it is difficult to predict all the cost since management is in the process of acquiring additional inventory to sell and has not been active in pursuing sales. During the remainder of 2004 and first part of 2005, management hopes sales to increase or stay steady. As sales increase, expenses are anticipated to increase.

Results for the September 2004 quarter may not be indicative of future results with the majority of sales being one client who purchased a racking system. Future results will very depending on the inventory composition management is able to obtain.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently closed on December 30, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of September 30, 2004, we have used $42,230 of the proceeds for the
purchase of inventory, payment of expenses and liabilities.   This number is
an estimate based on use of cash by OCIS. Since OCIS has had sales and a profit over the last quarter, it is difficult to say the exact amount of proceeds used versus revenue.

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

                                   OCIS Corp.


Dated: November 12, 2004           By: /s/
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer