Form 10KSB
period 2004-12-31
OCIS CORP
filed 2005-03-30
CIK 1173313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2004
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

  State issuer's revenues for its most recent fiscal year: $57,494

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for OCIS's Common Stock at March 28, 2005, of $0.45 per share, the market value of shares held by nonaffiliates would be $175,000.

  As of March 28, 2005, the Registrant had 1,017,000 shares of common stock issued and outstanding.

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

Business in General
-------------------

Our initial focus has been on buying and selling used warehouse storage systems, lift trucks and office components that facilitate office, commercial and industrial users with their inventory control, manufacturing process and or office equipment needs. As part of the organization of OCIS, we purchased an initial inventory, which consist of warehousing rack systems and forklifts. With the proceeds from the sale of our common stock, we are actively looking for additional used equipment to resell.

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

Our initial inventory has focused on the warehousing equipment because current market conditions have resulted in the ability to purchase used warehousing equipment at economical prices. As the economy improves, particularly business spending, management believes this will be the first sector that will see increased demands for equipment. Management focused on warehousing equipment because of its durability and long product lifecycle.

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

Products and Services
---------------------

OCIS's initial focus has been on warehousing equipment with the majority of its current and past inventory consisting of warehousing rack systems and related equipment such as forklifts and conveyors. Management will not, however, limit itself to any particular business equipment.

In addition to warehouse equipment, management will focus on office equipment including partitions, desk, work spaces and cabinets. Initially, management will not focus on computer or server related systems because of the short life cycle and obsolescence in these areas. Instead, management intends to focus on business equipment that has long life cycles.

Marketing and Distribution
--------------------------

OCIS's management relies on industry contacts to locate used equipment.
OCIS's president, Brent Schlesinger, has been in the material handling industry for over twenty years. His experience and contacts developed as president of another company have brought him into contact with many companies in the United States and with material handling specialist (inventory managers) at these companies. Mr. Schlesinger also keeps in contact with the auction companies that liquidate industrial equipment. These companies will contact those people in the industry, such as Mr. Schlesinger, as they need to liquidate or acquire equipment. Mr. Schlesinger also spends time personally contacting business to inform them of product offerings. These contacts are aimed at finding not only customers to purchase used equipment but to find any businesses that have equipment they would like to sell.

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

The nature of our products will require that our market area be limited to Utah and the surrounding states, at first. The geographical limit is the result of the size of our products currently being offered. The transportation of the products has to be done by truck or trailer. The further the distance from our storage facility in Utah, the more difficult and expensive it will be to deliver the products. Accordingly, until our business expands to the point we feel a new facility can be opened in another region of the country, we will limit our geographical area to Utah and our surrounding states which are within a days drive of our yard. These states would be Idaho, Nevada, Wyoming and Colorado. We anticipate most of our business at first to be within Utah and slowly expanding to the boarder areas of Idaho, Wyoming and Nevada. By limiting our geographical coverage, most of our shipping can be done with pickup trucks and rented trailers or through a rental of a local semi trailer for the day. This helps keep our cost down by not having to incur or pass along expensive shipping cost. It also allows us to store all of our inventory at a yard without having to have other storage facilities around the country. All products are simply stored at our yard until the day they need to be loaded and delivered to a clients facility.
With many customers located in the same area, customers are also able to pick up the products themselves and save any shipping cost. We typically will try and pass along the shipping cost if possible. However, in an industry where competition is based on price, we may have to absorb some of the shipping cost.

Competition
-----------

The market for used equipment is very competitive. In addition to small companies like OCIS, many larger companies offer similar services. Additionally, many manufactures offer to sell used equipment or take it in trade when they install newer equipment. The manufactures use the resale of used equipment as a means of obtaining service contracts and to maintain contact with companies that will eventually want to upgrade to newer equipment.

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

Regulation and Environmental Compliance
---------------------------------------

Our business is not subject to many, if any, regulations or environmental compliance. The used equipment we sell tends to be very basic items not subject to many standards other than certain warehouse equipment, which must be able to hold weight distributions indicated on the product. Typically, these standards were already approved when the equipment was originally sold and no new testing is required.

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

                  ITEM 2. DESCRIPTION OF PROPERTIES

Executive Office and Yard
-------------------------

We currently lease a yard at 3942 South 210 West in Salt Lake City, Utah at a lease rate of $500 per month for storing our inventory. The lease is month to month. The yard is approximately fifty feet by two hundred ten feet. The yard has a gravel surface and is surrounded by a wire fence to prevent theft of our inventory. We do not have the use of any facilities at the yard except the open space. All inventory that needs to be covered is done so through plastic covers placed over the inventory. The yard is in satisfactory conditions for our use, which is solely as a storage facility for our inventory. Management believes this facility will serve our purposes for at least the next twelve months. Our officers utilize their home offices on a rent free basis.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of OCIS during the fiscal year ended December 31, 2004.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     OCIS's common stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "OCIC." Set forth below are the high and low bid prices for OCIS's Common Stock since it began trading in November, 2004, for the respective quarters. Although OCIS's common stock is quoted on the Electronic Bulletin Board, it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of OCIS's common stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
December 2004               $0.40          $0.40

     At March 28, 2005, the bid and asked price for the Company's Common Stock was $0.45 and $0.60, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     Since its inception, OCIS has not paid any dividends on its Common Stock, and OCIS does not anticipate that it will pay dividends in the foreseeable future. At March 28, 2005, OCIS had approximately 53 shareholders.

     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently terminated on December 31, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, we have used approximately $40,000 of the proceeds for
the purchase of inventory, payment of expenses and liabilities.   This number
is an estimate based on use of cash by OCIS. Since OCIS has had sales and a profit over the last quarter, it is difficult to say the exact amount of proceeds used versus revenue.

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

Business in General

Our initial focus has been on buying and selling used warehouse storage systems and office components that will facilitate office, commercial and industrial users with their inventory control, manufacturing process and or office equipment needs. Once we have established a foothold in the warehousing and office components market, we plan on expanding to encompass other used business equipment. As part of the organization of OCIS, we purchased an initial inventory, which consisted of warehousing rack systems and forklifts.

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

Liquidity and Capital Resources
-------------------------------

OCIS relied on capital from founders to fund operations until proceeds of the offering were received. With the proceeds from the offering, OCIS had approximately $100,000 to use to operate and purchase inventory for sale. As of December 31, 2004, OCIS had working capital of $87,344. Management intends to use these funds to purchase additional inventory and operate.

To date, most expenses have been for professional services such as accounting and attorney's fees in organizing OCIS and conducting audits and financial statement reviews. We anticipate monthly ongoing expenses to be held to a minimum until revenue allows us to expand our workforce, advertise and purchase additional inventory. We are trying to keep our cash needs to a minimum until with profits, if any, used to purchase additional products for sale.

Results of Operations
---------------------

For the year ended December 31, 2004, we had revenues of $57,494 compared to revenues of $13,670 for the year ended December 31, 2003. We had a net income of $2,539 for the year ended December 31, 2004, compared with a net loss of $25,363 for 2003. OCIS management anticipates costs will remain relatively constant over the next couple of months, with the primary focus on buying additional products for sale. With cash available to buy additional product/inventory for sale, we are hopeful sales will increase in 2005.

The majority of expenses in 2004 and 2003 were professional fees. As OCIS moves into an operating position, OCIS management anticipates more cost for operations such as advertising, marketing and storage related fees for inventory. At this time it is difficult to predict all the cost since management is in the process of acquiring additional inventory to sell and has not been active in pursuing sales. During the second and third quarters of 2005, management anticipates sales to increase and cost to also increase.

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

      ITEM 8A.  CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     OCIS' principal executive officers, including principal accounting officers, have reviewed the disclosure controls and procedures (as defined in section 240.15d-14) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe OCIS' disclosure controls and procedures are adequate.

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


                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 28, 2005, the name, age, and position of each executive officer and director and the term of office of each director of OCIS.

Name                   Age     Position              Held Position Since
----                   ---     --------              -------------------
Brent W. Schlesinger   50      President, Director         2002
Jeff W. Holmes         51      Director                    2002
Kirk Blosch            50      Secretary,
                               Treasurer, Director         2002

The term of office of each director is one year and until his or her successor is elected at the annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

OCIS does not have a standing audit, nominating or compensation committee.
The size of OCIS's board has not permitted the board of directors to divide up some of the corporate governance provisions. It is anticipated as our business expands, that board of director committees will be formed. At this time, however, the exact timing and the nature of such committees are unknown.

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

Jeff W. Holmes is a general partner and founder in the partnership of Blosch and Holmes, LLC, a business consulting and private venture funding general partnership founded in 1984. Since September 1997, Mr. Holmes has been a managing partner of the Scottsdale Equity Growth Fund, LLC, which is a private equity fund engaged in financing technology companies. Since September 1998, Mr. Holmes is the managing partner of DMG Advisors, LLC, which provides consulting to private and public companies. Mr. Holmes also served as the chairman of the board of directors of Ion Laser Technology, 1983 to 1994 a medical device company listed on the American Stock Exchange. Mr. Holmes is presently the chairman of the board of directors, chief executive officer and principal shareholder of Calibrus, Inc. a contact center located in Phoenix, Arizona. As a contact center, Calibrus handles inbound and outbound telephone calls for corporations. These calls can range from assistance with customer service to third party verification were a Calibrus operator will verify a party has agreed to purchase products over the telephone from another contact or call center. Mr. Holmes graduated from the University of Utah in 1976 with a Bachelor of Science degree in Marketing and Management.

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

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of OCIS's last three completed fiscal years to OCIS's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2004, the end of OCIS's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                       Annual Compensation              Awards         Payouts

                                              Other      Restricted
Name and                                     Annual      Stock     Options LTIP     All other
Principal Position   Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------   ----  ------  -------- ------------ ------   ------- ------  ------------
Brent W. Schlesinger 2004   $-0-    $2,000     -0-         -0-      -0-     -0-       -0-
President and CEO
                     2003    -0-     -0-       -0-         -0-      -0-     -0-       -0-
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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 28, 2004, the name and the number of shares of OCIS's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by OCIS to own beneficially, more than 5% of the 1,017,000 issued and outstanding shares of OCIS's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common  Brent W. Schlesinger          104,000              10.22%
        3942 South 210 West
        Salt Lake City, Utah 84107

Common  Kirk Blosch                   262,000              25.76%
        2081 South Lake Line Rd.
        Salt Lake City, Utah 84109

Common  Jeff W. Holmes                262,000              25.76%
        600 Highway 50 Pinewild
        At Marla Bay, Unit 101
        Zephyr Cove Nevada 89448

OFFICERS, DIRECTORS AND NOMINEES:
Common  Brent W. Schlesinger          --------See Above---------
        Kirk Blosch                   --------See Above---------
        Jeff W. Holmes                --------See Above---------
        All Officers and Directors
         as a group (3 persons)       628,000              61.74%

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

On organization of OCIS, Jeff W. Holmes and Kirk Blosch, who are the founders and officers and directors of OCIS, purchased 500,000 shares of OCIS common stock for $25,000 consisting of $10,000 in cash and promissory notes for $15,000. Each purchased 250,000 shares. The promissory notes for $15,000 have been paid in full.

OCIS purchased its original inventory from Brent Schlesinger. Mr. Schlesinger was subsequently appointed a director and president of OCIS. As part of the purchase price of the initial inventory, OCIS issued Mr. Schlesinger 100,000 shares of common stock. OCIS also gave Mr. Schlesinger a promissory note for $40,626. As of December 31, 2004, the note was paid in full.

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

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:
              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           ------------------
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Incorporated         Incorporation
                                                         by reference*

 3.02           3       Bylaws                           Incorporated
                                                         by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------------
4.01           4       Specimen Stock Certificate        Incorporated
                                                         by reference*
Item 31      Certifications
-------     ---------------------------------------------------------
31.01          31       CEO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

31.02          31       CFO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

32.01           32      CEO Certification pursuant to
                        section 906                      This Filing

32.02           32      CFO Certification pursuant to
                        Section 906                      This Filing

* Incorporated by reference from OCIS's registration statement on form SB-2 filed with the Commission, SEC file no. 333-91436.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $1,400 and $5,000, for the years ending December 31, 2004 and 2003, respectively. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our former accountant to the audit of our annual financial statements and review of our quarterly financial statements is $-0- and $1,875, respectively.

2) Audit-Related Fees - $-0-.
3) Tax Fees. $500.
4) All Other Fees. -0-.
5) Not applicable.
6) Not Applicable.

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


Signature                         Title                      Date
---------                         -----                      ----

/s/
--------------------
Brent W. Schlesinger              Director                  March 30, 2004

/s/
--------------------              Director                  March 30, 2004
Kirk Blosch


/s/
--------------------             Director                   March 30, 2004
Jeff W. Holmes

                                 OCIS, CORP.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2004

                                     and

             From Inception, February 6, 2002, through December 31, 2004


Contents:

Report of Independent Registered Public Accounting Firm             F-2

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

Statement of Stockholders' Equity                                   F-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                    F-7-10

                                 OCIS, CORP.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2004

                                     and

          From Inception, February 6, 2002, through December 31, 2004


Contents:

Report of Independent Registered Public Accounting Firm             F-2

Balance Sheets                                                      F-3

Statements of Operations                                            F-4

Statement of Stockholders' Equity                                   F-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                    F-7-10

         Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
OCIS, Corp.

We have audited the balance sheets of OCIS, CORP. (a development stage company) (the Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCIS, CORP. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Sullivan & Company
Kaysville, Utah
March 8, 2005

                                OCIS CORP.
                       (A Development Stage Company)
                             BALANCE SHEETS

                                              December 31,       December 31,
                                                 2004                2003
                                            --------------     --------------

ASSETS

Current Assets:
     Cash in bank                              $   81,823         $  104,759
     Inventory                                      8,485              6,358
                                               ----------         ----------
          Total Current Assets                     90,308            111,117
                                               ----------         ----------
Total Assets                                   $   90,308         $  111,117
                                               ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses     $    2,964         $   10,443
     Due to officers and stockholders                   -             10,945
     Accrued interest payable - officers
      and stockholders                                  -                379
     Note payable - officer                             -              4,545
                                               ----------         ----------
          Total Current Liabilities                 2,964             26,312
                                               ----------         ----------

Shareholders' Equity:
     Preferred stock; $.001 par value,
      10,000,000 shares authorized,
      no shares issued and outstanding                  -                  -
     Common stock; $.001 par value,
      90,000,000 shares authorized,
      1,017,000 shares issued and
          outstanding both periods                  1,017              1,017
     Capital in excess of par value               131,324            131,324
     Deficit accumulated during the
      development stage                           (44,997)           (47,536)
                                               ----------         ----------
          Total Shareholders' Equity               87,344             84,805
                                               ----------         ----------
Total Liabilities and Shareholders' Equity     $   90,308         $  111,117
                                               ==========         ==========

 The accompanying notes are an integral part of these financial statements.

                                 OCIS CORP.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                                  Cumulative
                                                                                from Inception,
                                For the Year Ended       For the Year Ended    February 6, 2002,
                                   December 31,             December 31,        to December 31,
                                -------------------      -----------------     -----------------
                                       2004                   2003                   2004
Revenue
   Sales                           $     57,494            $     13,670           $     83,664
   Cost of goods sold                   (32,390)                (25,757)               (70,089)
                                   -------------           -------------          -------------
     Gross profit (loss)                 25,104                 (12,087)                13,575)
                                   -------------           -------------          -------------

Expenses:
   General and administrative            23,097                  11,717                 56,018
                                   -------------           -------------          -------------
     Total Expenses                      23,097                  11,717                 56,018
                                   -------------           -------------          -------------

Net Income (Loss)
  From Operations                         2,007                 (23,804)               (42,443)

Other Income (Expense)
   Interest income                          568                       -                  1,081
   Interest expense                          36                  (1,559)                (3,635)
                                   -------------           -------------          -------------
Total Other Income Expense                  532                  (1,559)                (2,554)
                                   -------------           -------------          -------------

Net Income (Loss) Before
  Income Taxes                            2,539                 (25,363)               (44,997)
  Provision for income taxes                  -                       -                      -
                                   -------------           -------------          -------------

Net Income (Loss)                  $      2,539)           $    (25,363)          $    (44,997)
                                   =============           =============          =============
Income (Loss) Per Share            $     (0.00)            $      (0.04)
                                   =============           =============
Weighted Average Common
Shares Outstanding                   1,017,000                  602,285
                                   =============           =============


  The accompanying notes are an integral part of these financial statements.

                              OCIS CORP.
                    (A Development Stage Company)
                  STATEMENT OF SHAREHOLDERS' EQUITY
          FROM INCEPTION, FEBRUARY 6, 2002, TO DECEMBER 31, 2004


                                                                                       Deficit
                                                                                     Accumulated
                                                          Additional     Common       During the      Total
                                       Common Stock        Paid-in       Stock       Development  Shareholders'
                                  Shares          Amount   Capital     Subscribed       Stage        Equity
                                ----------       --------  ----------  -----------   -----------   ------------
Balance, February 6, 2002
 (inception)                            -         $     -   $      -    $        -    $       -     $        -

Shares issued to incorporators
 for net assets of OCIS Company,
 at $0.05 per share               200,000             200      9,800             -            -         10,000

Shares issued February 6, 2002
 at $0.05 per share in exchange
 for inventory                    100,000             100      4,900             -            -          5,000

Subscriptions for the purchase
 of 300,000 shares at $0.05       300,000             300     14,700           (55)           -         14,945

Net income (loss) for the period
 from inception, February 6, 2002,
  through December 31, 2002             -               -          -             -      (22,173)       (22,173)
                                ----------        -------   ---------   -----------   ----------    -----------
Balance, December 31, 2002        600,000         $   600   $ 29,400    $      (55)   $ (22,173)    $    7,772
                                ----------        -------   ---------   -----------   ----------    -----------
Cash received from 2002 stock
  subscriptions                         -               -          -            55            -             55

Issuance of common shares for
 cash at $0.25 per share,
 net of offering costs            417,000             417    101,924             -            -        102,341

Net income (loss) for the
 year ended December 31, 2003           -               -          -             -      (25,363)       (25,363)
                                ----------        -------   ---------   -----------   ----------    -----------
Balance, December 31, 2003      1,017,000         $ 1,017   $131,324    $        -    $ (47,536)    $   84,805
                                ----------        -------   ---------   -----------   ----------    -----------
Net income (loss) for the
 year ended December 31, 2004           -               -          -             -        2,539          2,539
                                ----------        -------   ---------   -----------   ----------    -----------
Balance, December 31, 2004      1,017,000         $ 1,017   $131,324    $        -    $ (44,997)    $   87,344
                                ==========        =======   =========   ===========   ==========    ===========

  The accompanying notes are an integral part of these financial statements.

                                  OCIS CORP.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                                                                                  Cumulative
                                                         For the             For the           from Inception,
                                                       Year Ended           Year Ended        February 6, 2002
                                                       December 31,         December 31,      to December 31,
                                                           2004                 2003                 2004
                                                    ------------------    -----------------    ----------------

Cash Flows from Operating Activities
   Cash from sale of equipment inventory                $   60,160          $   13,650            $   86,640
   Cash paid to suppliers and others                       (67,759)            (11,806)             (104,158)
   Cash from interest income                                   568                   -                 1,081
   Cash paid for interest                                     (415)             (1,489)               (3,635)
                                                    ------------------    -----------------    ----------------
     Cash Provided by (Used in) Operating Activities        (7,446)                355               (20,072)
                                                    ------------------    -----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES                             -                   -                     -

Cash Flows from Financing Activities
   Sale of common stock                                          -             104,305               129,250
   Due to officers                                         (10,945)             10,945                     -
   Payment on note payable-officer                          (4,545)            (12,040)              (27,355)
                                                    ------------------    -----------------    ----------------
     Cash Provided by (Used in) Financing Activities       (15,490)            103,210               101,895
                                                    ------------------    -----------------    ----------------
Net Change in Cash                                         (22,936)            103,565                81,823

Cash at the Beginning of the Period                        104,759               1,194                     -
                                                    ------------------    -----------------    ----------------
Cash at the End of the Period                           $   81,823          $  104,759            $   81,823
                                                    ==================    =================    ================

Reconciliation of Net Income (Loss) to Cash Used in Operating Activities

Net Income (Loss)                                       $    2,539          $  (25,363)           $  (44,997)
                                                    ------------------    -----------------    ----------------
Adjustments to reconcile net income (loss) to cash
  used in operating activities:
   Offering costs charged to Capital in Excess of Par            -              (1,909)               (1,909)
   Stock issued to acquire inventory                             -                   -                 5,000
   Debt discount                                                 -             (13,271)               27,355
   Changes in assets and liabilities:
     (Increase) decrease in inventory                       (2,127)             32,933                (8,485)
      Increase (decrease) in accounts payable
        and accrued expenses                                (7,479)              7,895                 2,964
      Increase (decrease) in accrued interest                 (379)                 70                     -
                                                    ------------------    -----------------    ----------------
Net Cash Provided by (Used in) Operating Activities     $   (7,446)         $      355            $  (20,072)
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

Income Taxes   Due to losses at December 31, 2004 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

The change in valuation allowance of $1016 results from utilization of net operating losses (NOL)'s against which valuation allowances have been offset completely. NOL's totaled $45,000 at December 31, 2004 and expire in 2022.

Cumulative deferred tax assets at December 31, 2004 arising from NOL's remaining, against which valuation allowances have been completely offset, are approximately $18,000.

A reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory tax rate to pretax income (loss):
     Net loss at federal statutory rate of 35%     $       (889)
     State taxes (benefit)                                 (127)
     Utilization of NOL's and
           change in valuation allowance                  1,016
                                                   -------------
     Net income tax expense (benefit)              $          -
                                                   =============

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended December 31, 2004 and since inception, February 6, 2002, the Company did not have non-cash investing activities.

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

Revenue recognition - The Company recognizes revenue at the time the sale of the used equipment takes place and title has transferred to the customer upon shipment or delivery. The Company has recognized $83,664 of sales since inception, February 6, 2002.

Note 3 - Common Stock Transactions

The Company on February 6, 2002 entered into agreements with its two initial stockholders for the sale of a total of 500,000 shares of common stock for $25,000, or $0.05 per share. Each individual paid $5,000 cash and executed a promissory note for the remaining balance of $7,500 for the purchase of 250,000 shares. The notes carried simple interest at a rate of 6% per annum. The principal and interest were due and payable on December 31, 2002 or on demand of the holder. The notes were paid in full and the Company received $512 for interest accrued on the notes.

The Company on February 6, 2002, issued 100,000 shares of its common stock at $0.05 per share for a total amount of $5,000 as part of its purchase of used materials handling equipment as described in Note 4.

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

                                    OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 4   Related Party Transactions

At inception, the Company entered into a Purchase and Sale Agreement with the President of the Company and P.S. Enterprises, a Utah DBA of the President. Under the agreement, the Company purchased certain used materials handling inventory. Each item purchased was valued at the lower of cost of the inventory item to the President or P.S. Enterprises or the appraised wholesale market value. The original purchase price of the inventory was $45,626. The Company issued 100,000 shares of common stock valued at $0.05 per share totaling $5,000 and executed a promissory note for the remaining balance of $40,626. The note provided for simple interest at a rate of 6% per annum.

The total principal and accrued interest was due and payable December 31, 2003 (as extended by mutual agreement of the parties), or at the time of closing of a public offering of securities by the Company. The note was secured by the inventory purchased and the agreement stated that all proceeds, net of selling expenses, from the sale of the inventory purchased by the note would be applied to the payment of the note. During the third quarter of 2003 the remaining principal amount due on the note was discounted $13,271 by mutual consent of the parties. This amount was treated as a reduction of total cost of goods sold during the year ended December 31, 2003.

During the years ended December 31, 2004 and 2003, and for the period from inception, February 6, 2002 through December 31, 2002, the Company paid interest of $58, $1,489 and $1,731, respectively. At December 31, 2004 and 2003 the balance of accrued interest payable on the note was $0 and $47, respectively. The principal balance at December 31, 2003 of $4,545 and accrued interest were paid in full during the first quarter of 2004.

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. The Company paid bonuses totaling $3,000 to the President and Chief Financial Officer of the Company during the year ended December 31, 2004. No other compensation has been paid or accrued to any officer or director of the Company since its inception.

Certain officers and stockholders of the Company have advanced funds to the Company to pay operating expenses. The funds are due upon demand, are unsecured and carry simple interest at the rate of 6% per annum. At December 31, 2003, officers and stockholders had advanced a total of $10,945. This amount was paid along with $357 accrued interest during the first quarter of 2004.

An officer advanced an additional $772 for out-of-pocket expenses incurred in connection with the Company's offering of common stock during 2003. The advance was non-interest bearing and was included in accounts payable and accrued expenses of $10,443 at December 31, 2003. The advance was repaid in full during the first quarter of 2004.

                                    OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 5   Contingencies and Commitments

The Company currently stores its inventory of used materials handling equipment at a site leased on a month-to-month basis. The monthly rental is $500, which is included in the cost of inventory. Although the leased space has been sufficient for the Company's current level of operations to date, additional space may be required in the future as the Company expands its business operations. There is no assurance that the Company will be able to continue to lease the current site, nor is there any assurance that, should the Company need to abandon the current site or procure a larger site to house expanded operations, that such space will be available to the Company on economically feasible terms.

Note 6   Development Stage Company and Going Concern

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit of $13,575 from the sale of used materials handling equipment and an accumulated deficit of $44,997. At December 31, 2004 the Company's only assets are $81,823 cash and an inventory of used materials handling equipment held for sale valued at $8,485. The Company has current liabilities totaling $2,964.

In December 2003, the Company completed the sale of 417,000 shares of its common stock at $0.25 per share to raise capital so that it can develop successful operations per its business plan. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

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