Form 10QSB
period 2005-03-31
OCIS CORP
filed 2005-05-20
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of May 13, 2005.

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

                                OCIS CORP.
                      (A Development Stage Company)
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                                  March 31,     December 31,
                                                    2005           2004
                                                 -----------    -----------

ASSETS

Current Assets:
   Cash in bank                                  $   81,801     $   81,823
   Inventory                                          3,485          8,485
                                                 ----------     ----------
      Total Current Assets                           85,286         90,308
                                                 ----------     ----------
Total Assets                                     $   85,286     $   90,308
                                                 ----------     ----------

LIABILITIES AND Shareholders' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses         $    6,791     $    2,964
   Due to officers and Shareholders                      22              -
                                                 ----------      ---------
      Total Current Liabilities                       6,813          2,964
                                                 ----------      ---------

Shareholders' Equity:
   Preferred stock; $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                      -              -
   Common stock; $.001 par value, 90,000,000
    shares authorized, 1,017,000 shares
    issued and outstanding                            1,017          1,017
   Capital in excess of par value                   131,324        131,324
   Deficit accumulated during the development
    stage                                           (53,868)       (44,997)
                                                 -----------     ----------
      Total Shareholders' Equity                     78,473         87,344
                                                 -----------     ----------

Total Liabilities and Shareholders' Equity       $   85,286     $   90,308
                                                 -----------     ----------

                               OCIS CORP.
                     (A Development Stage Company)
                    CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                                   Cumulative
                                                                                 from Inception,
                                            For the Three Months Ended          February 6, 2002,
                                                    March 31,                     to March 31,
                                           ----------------------------        ------------------
                                              2005               2004                  2005
                                           -------------  -------------        ------------------
Revenue
   Sales                                    $     4,675    $        820         $       88,339
   Cost of goods sold                            (6,500)         (2,320)               (76,589)
                                            ------------   -------------         --------------
     Gross profit (loss)                         (1,825)         (1,500)                11,750
                                            ------------   -------------         --------------

Expenses:
   General and administrative                     7,301           3,365                 63,319
                                            ------------   -------------         --------------
     Total Expenses                               7,301           3,365                 63,319
                                            ------------   -------------         --------------

Net Loss From Operations                         (9,126)         (4,865)               (51,569)

Other Income (Expense)
   Interest income                                  255             102                  1,336
   Interest expense                                   -             (36)                (3,635)
                                            ------------   -------------         --------------

Total Other Income (Expense)                        255              66                 (2,299)
                                            ------------   -------------         --------------

Net Loss Before Income Taxes                     (8,871)         (4,799)               (53,868)
   Provision for income taxes                         -               -                      -
                                            ------------   -------------         --------------
Net Loss                                    $    (8,871)   $     (4,799)        $      (53,868)
                                            ============   =============         ==============
Net Loss Per Share                          $     (0.01)   $      (0.00)        $        (0.07)
                                            ============   =============         ==============
Weighted Average Common
  Shares Outstanding                          1,017,000       1,017,000                815,690
                                            ============   =============         ==============

                                OCIS CORP
                       (A Development Stage Company)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                                  Cumulative
                                                                                from Inception,
                                            For the Three Months Ended         February 6, 2002
                                                      March 31,                  to March 31,
                                            ---------------------------       ------------------
                                                 2005          2004                 2005
                                             -----------   ------------         -----------
Cash Flows from Operating Activities
   Cash from sale of equipment inventory       $   4,983    $       874          $   91,623
   Cash paid to suppliers and others              (5,260)       (12,775)           (109,418)
   Cash from interest income                         255            102               1,336
   Cash paid for interest                              -           (415)             (3,635)
                                               ----------   ------------          ----------
Cash Used in Operating Activities                    (22)       (12,214)            (20,094)
                                               ----------   ------------          ----------
Cash Flows from Investing Activities                   -              -                   -
                                               ----------   ------------          ----------
Cash Flows from Financing Activities
   Sale of common stock                                -              -             129,250
   Due to officers                                     -        (10,945)                  -
   Payment on note payable                             -         (4,545)            (27,355)
                                               ----------   ------------          ----------
Cash Provided by (Used in) Financing Activities        -        (15,490)            101,895
                                               ----------   ------------          ----------
Net Change in Cash                                   (22)       (27,704)             81,801

Cash at the Beginning of the Period               81,823        104,759                   -
                                               ----------   ------------          ----------
Cash at the End of the Period                  $  81,801    $    77,055          $   81,801
                                               ==========   ============          ==========
Reconciliation of Net Loss to Cash Used
  in Operating Activities

Net Loss                                       $  (8,871)   $    (4,799)         $  (53,868)

Adjustments to reconcile net loss to net cash
 used in operating activities
   Offering costs charged to Capital in
   Excess of Par                                       -              -              (1,909)
   Stock issued to acquire inventory                   -              -               5,000
   Debt issued to acquire inventory                    -              -              27,355
   Changes in assets and liabilities
    (Increase) decrease in inventory               5,000            820              (3,485)
    Increase (decrease) in accounts payable
     and accrued expenses                          3,827         (7,856)              6,791
    Increase in due to officers and
     stockholders                                     22              -                  22
    Decrease in accrued interest                       -           (379)                  -
                                               ----------   ------------          ----------
Net Cash Used in Operating Activities          $     (22)   $   (12,214)         $  (20,094)
                                               ==========   ============          ==========

                                OCIS, CORP.
                       (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2004 and for the period from inception, February 6, 2002, through December 31, 2004, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2005. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.


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

Income Taxes - Due to losses through March 31, 2005 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending March 31, 2005 and 2004, the Company did not have non-cash investing activities.

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

Revenue recognition - The Company recognizes revenue at the time the sale of the used equipment takes place and title has transferred to the customer upon shipment or delivery. The Company has recognized $88,339 of sales since inception, February 6, 2002.


NOTE   3 - COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended March 31, 2005.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $53,868. At March 31, 2005 the Company's only assets are $81,801 cash and an inventory of used materials handling equipment held for sale valued at $3,485. The Company has current liabilities totaling $6,813.

During 2003 the Company completed the sale of 417,000 shares of its common stock at $0.25 per share to raise capital so that it could develop successful operations per its business plan. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

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

     Business in General

Our initial focus has been on buying and selling used warehouse storage systems, lift trucks and office components that facilitate office, commercial and industrial users with their inventory control, manufacturing process and or office equipment needs. As part of the organization of OCIS, we purchased an initial inventory, which consists of warehousing rack systems and forklifts. With the proceeds from the sale of our common stock, we are actively looking for additional used equipment to resell.

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

Marketing and Distribution
--------------------------

OCIS's management relies on industry contacts to locate used equipment.
OCIS's president, Brent Schlesinger, has been in the material handling industry for over twenty years. His experience and contacts developed as president of another company have brought him into contact with many companies in the United States and with material handling specialists (inventory managers) at these companies. Mr. Schlesinger also keeps in contact with the auction companies that liquidate industrial equipment. These companies will contact those people in the industry, such as Mr. Schlesinger, as they need to liquidate or acquire equipment. Mr. Schlesinger also spends time personally contacting businesses to inform them of product offerings. These contacts are aimed at finding not only customers to purchase used equipment but to find any businesses that have equipment they would like to sell.

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

The nature of our products will require that our market area be limited to Utah and the surrounding states, at first. The geographical limit is the result of the size of our products currently being offered. The transportation of the products has to be done by truck or trailer. The further the distance from our storage facility in Utah, the more difficult and expensive it will be to deliver the products. Accordingly, until our business expands to the point we feel a new facility can be opened in another region of the country, we will limit our geographical area to Utah and our surrounding states which are within a day's drive of our yard. These states would be Idaho, Nevada, Wyoming and Colorado. We anticipate most of our business at first to be within Utah and slowly expanding to the areas of Idaho, Wyoming and Nevada. By limiting our geographical coverage, most of our shipping can be done with pickup trucks and rented trailers or through a rental of a local semi trailer for the day. This helps keep our cost down by not having to incur or pass along expensive shipping cost. It also allows us to store all of our inventory at a yard without having to have other storage facilities around the country. All products are simply stored at our yard until the day they need to be loaded and delivered to a client's facility. With many customers located in the same area, customers are also able to pick up the products themselves and save any shipping cost. We typically will try and pass along the shipping cost if possible. However, in an industry where competition is based on price, we may have to absorb some of the shipping cost.

Competition
-----------

The market for used equipment is very competitive. In addition to small companies like OCIS, many larger companies offer similar services. Additionally, many manufacturers offer to sell used equipment or take it in trade when they install newer equipment. The manufacturers use the resale of used equipment as a means of obtaining service contracts and to maintain contact with companies that will eventually want to upgrade to newer equipment.

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

Inventory on hand will vary as funds permit. Management is hopeful that with the funds from the offering (as described in Part II, Item 2 below), we will be able to increase our inventory and take advantage of the ability to purchase additional inventory if a good opportunity presents itself. Presently, existing capital will not allow us to purchase all the inventory we want and we have had to pass on the opportunity to purchase some office and warehousing equipment which were at good prices. As we are able to sell existing inventory, management intends to purchase as much new inventory as funds permit with the profits from the sales.

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2005, OCIS had working capital of $78,473. Management intends to use these funds to purchase additional inventory and operate.

To date, most expenses have been for professional services such as accounting and attorney's fees in organizing OCIS and conducting audits and financial statement reviews. We anticipate monthly ongoing expenses to be held to a minimum until revenue allows us to expand our workforce, advertise and purchase additional inventory. We are trying to keep our cash needs to a minimum until with profits, if any, cash can be used to purchase additional products for sale.

Results of Operations
---------------------

For the quarter ended March 31, 2005, we had revenues of $4,675 compared to revenues of $820 for the quarter ended March 31, 2004. OCIS had a net loss of $8,871 for the quarter ended March 31, 2005, compared with a net loss of $4,799 for the quarter ended March 31, 2004. OCIS management anticipates costs will remain relatively constant over the next couple of months with the primary focus on buying additional products for sale.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently terminated on December 31, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, we have used approximately $45,000 of the proceeds for
the purchase of inventory, payment of expenses and liabilities.   This number
is an estimate based on use of cash by OCIS. Since OCIS has had sales over the last quarter, it is difficult to say the exact amount of proceeds used versus revenue.

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

     (b)    Reports on Form 8-K.
            --------------------
            None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OCIS Corp.


Dated: May 16, 2005               By:/s/
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer