Form 10QSB
period 2005-06-30
OCIS CORP
filed 2005-08-12
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of August 2, 2005.

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

                           OCIS CORP.
                  (A Development Stage Company)
                    CONDENSED BALANCE SHEETS

                                                  June 30,     December 31,
                                                     2005           2004
                                                 -------------  --------------
                                                 (Unaudited)
ASSETS

Current Assets:
   Cash in bank                                    $75,989        $ 81,823
   Inventory                                         3,485           8,485
                                                 ----------      ----------
     Total Current Assets                           79,474          90,308
                                                 ----------      ----------
Total Assets                                       $79,474        $ 90,308
                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                $ 4,800        $  2,964
   Due to officers and stockholders                      -               -
                                                 ----------      ----------
     Total Current Liabilities                       4,800           2,964
                                                 ----------      ----------

Stockholders' Equity:
   Preferred stock; $.001 par value,
    10,000,000 shares authorized, no shares
    issued and outstanding                               -               -
   Common stock $.001 par value, 90,000,000 shares
    authorized, 1,017,000 shares issued
    and outstanding both periods                     1,017           1,017
   Capital in excess of par value                  131,324         131,324
   Deficit accumulated during the development
    stage                                          (57,667)        (44,997)
                                                 ----------      ----------
     Total Stockholders' Equity                     74,674          87,344
                                                 ----------      ----------
Total Liabilities and Stockholders' Equity         $79,474        $ 90,308
                                                 ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                               OCIS CORP.
                     (A Development Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                                    Cumulative
                                                                                  from Inception,
                          For the Three Months Ended  For the Six Months Ended  February 6, 2002,
                                  June 30,                    June 30,              to June 30,
                          --------------------------  ------------------------  -----------------
                              2005          2004           2005          2004           2005
                          ------------   -----------  -------------  ---------   ----------------
Revenue
   Sales                   $       -      $       -    $     4,675    $    820    $       88,339
   Cost of goods sold              -              -         (6,500)     (2,320)          (76,589)
                           ----------     ----------   ------------   ---------   ---------------
     Gross profit (loss)           -              -         (1,825)     (1,500)           11,750
                           ----------     ----------   ------------   ---------   ---------------
Expenses:
   General and administrative  4,107          7,327         11,408      10,691            67,426
                           ----------     ----------   ------------   ---------   ---------------
     Total Expenses            4,107          7,327         11,408      10,691            67,426
                           ----------     ----------   ------------   ---------   ---------------
Net Loss From Operations      (4,107)        (7,327)       (13,233)    (12,191)          (55,676)

Other Income (Expense)
   Interest income               308            149            563         250             1,644
   Interest expense                -              -              -         (36)           (3,635)
                           ----------     ----------   ------------   ---------   ---------------
Total Other Income (Expense)     308            149            563         214            (1,991)
                           ----------     ----------   ------------   ---------   ---------------
Net Loss Before Income Taxes  (3,799)        (7,178)       (12,670)    (11,977)          (57,667)
   Provision for income taxes      -              -              -           -                 -
                           ----------     ----------   ------------   ---------   ---------------
Net Loss                   $  (3,799)     $  (7,178)   $   (12,670)   $(11,977)   $      (57,667)
                           ==========     ==========   ============   =========   ===============
Net Loss Per Share         $   (0.00)     $   (0.01)   $     (0.01)   $  (0.01)
                           ==========     ==========   ============   =========
Weighted Average Common
   Shares Outstanding       1,017,000     1,017,000      1,017,000    1,017,000
                           ==========     ==========   ============   =========


  The accompanying notes are an integral part of these financial statements.

                                 OCIS CORP
                       (A Development Stage Company)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                                  Cumulative
                                                                                from Inception,
                                               For the Six Months Ended        February 6, 2002,
                                                      June 30,                    to June 30,
                                         -----------------------------------  -------------------
                                                  2005          2004                  2005
                                            ---------------  --------------     ---------------
Cash Flows from Operating Activities
   Cash from sale of equipment inventory    $      4,983      $         874      $      91,623
   Cash paid to suppliers and others             (11,380)           (23,629)          (115,538)
   Cash from interest income                         563                250              1,644
   Cash paid for interest                              -               (415)            (3,635)
                                            -------------     --------------     ---------------
Cash Used in Operating Activities                 (5,834)           (22,920)           (25,906)
                                            -------------     --------------     ---------------
Cash Flows from Investing Activities                   -                  -                  -
                                            -------------     --------------     ---------------
Cash Flows from Financing Activities
   Sale of common stock                                -                  -            129,250
   Due to officers                                     -            (10,945)                 -
   Payment on note payable                             -             (4,545)           (27,355)
                                            -------------     --------------     ---------------
Cash Provided by (Used in) Financing Activities        -            (15,490)           101,895
                                            -------------     --------------     ---------------
Net Change in Cash                                (5,834)           (38,410)            75,989

Cash at the Beginning of the Period               81,823            104,759                  -
                                            -------------     --------------     ---------------
Cash at the End of the Period               $     75,989      $      66,349      $      75,989
                                            -------------     --------------     ---------------
Reconciliation of Net Loss to Cash Used
  in Operating Activities

Net Loss                                    $    (12,670)     $     (11,977)     $     (57,667)

Adjustments to reconcile net loss to net cash
 used in operating activities
   Offering costs charged to Capital in
    Excess of Par                                      -                  -             (1,909)
   Stock issued to acquire inventory                   -                  -              5,000
   Debt issued to acquire inventory                    -                  -             27,355
   Changes in assets and liabilities
     (Increase) decrease in inventory              5,000             (6,180)            (3,485)
     Increase (decrease) in accounts payable
      and accrued expenses                         1,836             (4,384)             4,800
     Increase (decrease) in accrued interest           -               (379)                 -
                                            -------------     --------------     ---------------
Net Cash Used in Operating Activities       $     (5,834)     $     (22,920)     $     (25,906)
                                            =============     ==============     ===============



  The accompanying notes are an integral part of these financial statements.

                                   OCIS CORP.
                         (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note   1   CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2004 and for the period from inception, February 6, 2002, through December 31, 2004, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2005. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.


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

Income Taxes - Due to losses through June 30, 2005 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending June 30, 2005 and 2004, the Company did not have non-cash investing activities.

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

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended June 30, 2005.


Note   4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $57,667. At June 30, 2005 the Company's only assets are $75,989 cash and an inventory of used materials handling equipment held for sale valued at $3,485. The Company has current liabilities totaling $4,800.

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

     Business in General

Our initial focus has been on buying and selling used warehouse storage systems and office components that will facilitate office, commercial and industrial users with their inventory control, manufacturing process and or office equipment needs. Our initial plan was to expand to encompass other used business equipment. As part of the organization of OCIS, we purchased an initial inventory, which consisted of warehousing rack systems and forklifts. Our efforts over the last two years have not been as profitable as we had hoped and management may have to evaluate the future business direction.

Management still believes the used equipment market will expand as the economy improves. As companies begin to expand, they will need to purchase additional equipment. Management believes companies will focus more on used equipment since it is more economical to purchase and generally functions as well as new equipment.

Products and Services
---------------------

OCIS currently provides used equipment particularly warehousing equipment with the majority of its current and past inventory consisting of warehousing rack systems and related equipment such as forklifts and conveyors. Management will not, however, limit itself to any particular business equipment.

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

The nature of our products will require that our market area be limited to Utah and the surrounding states, at first. The geographical limit is the result of the size of our products currently being offered. The transportation of the products has to be done by truck or trailer. The longer the distance from our storage facility in Utah the more difficult and expensive it will be to deliver the products. Accordingly, until our business expands to the point we feel a new facility can be opened in another region of the country, we will limit our geographical area to Utah and our surrounding states which are within a day's drive of our yard. These states would be Idaho, Nevada, Wyoming and Colorado. We anticipate most of our business at first to be within Utah and slowly expanding to the broader areas of Idaho, Wyoming and Nevada. By limiting our geographical coverage, most of our shipping can be done with pickup trucks and rented trailers or through a rental of a local semi trailer for the day. This helps keep our cost down by not having to incur or pass along expensive shipping cost. It also allows us to store all of our inventory at a yard without having other storage facilities around the country. All products are simply stored at our yard until the day they need to be loaded and delivered to a client's facility. With many customers located in the same area, customers are also able to pick up the products themselves and save any shipping cost. We typically will try and pass along the shipping cost if possible. However, in an industry where competition is based on price, we may have to absorb some of the shipping cost.

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005, OCIS had working capital of $74,674. Management intends to use these funds to purchase additional inventory and operate. To date, most expenses have been for professional services such as accounting and attorney's fees in organizing OCIS and conducting audits and reviews. We anticipate monthly ongoing expenses to be held to a minimum until revenue allows us to expand our workforce, advertise and purchase additional inventory. We are trying to keep our cash needs to a minimum until we start receiving revenue from sales of product.

Results of Operations
---------------------

For the quarter ended June 30, 2005, we had no revenues. For the six months ended June 30, 2005, we had revenues of $4,675 compared to revenues of $820 for the six months ended June 30, 2004. We had a net loss of $3,799 for the quarter ended June 30, 2005, compared with a net loss of $7,178 for the quarter ended June 30, 2004. OCIS management anticipates costs will remain relatively constant over the next couple of months with the primary focus on buying additional products for sale. OCIS management is hopeful sales will increase in 2005. However, if sales do not increase management may have to look at other business opportunities with its remaining cash. At this time, management does not have any new businesses in which to enter or know of any new opportunities that they would enter.

The majority of expenses in 2005 and 2004 were professional fees. OCIS management anticipates more cost for operations such as advertising, marketing and storage-related fees for inventory. At this time it is difficult to predict all the cost since management is in the process of acquiring additional inventory to sell and has not been active in pursuing sales.
During the third and fourth quarters of 2005, management anticipates sales to increase and costs to also increase.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     In December 2004, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 Stockholders at an offering price of $0.25 per share. The offering was subsequently closed on December 30, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, we have used approximately $55,700 of the proceeds for the purchase of inventory, payment of expenses and liabilities.

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

                                    OCIS Corp.


Dated: August 12, 2005             By:/s/
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer