Form 10QSB
period 2005-09-30
OCIS CORP
filed 2005-11-14
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of November 7, 2005.

Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No  [X]

                        PART I-FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS


                                   OCIS Corp.
                              FINANCIAL STATEMENTS
                                 (UNAUDITED)
                               September 30, 2005

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

                               OCIS CORP.
                     (A Development Stage Company)

                            BALANCE SHEETS

ASSETS

                                             September 30,      December 31,
                                                 2005                2004
                                           ----------------    --------------
                                             (Unaudited)
CURRENT ASSETS:
     Cash in bank                            $      68,354     $      81,823
     Inventory                                       3,485             8,485
                                              ------------      ------------
          Total Current Assets                      71,839            90,308
                                              ------------      ------------
TOTAL ASSETS                                 $      71,839     $      90,308
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses   $         695     $       2,964
     Due to officers and stockholders                2,790                 -
                                              ------------      ------------
          Total Current Liabilities                  3,485             2,964
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value,
      10,000,000 shares authorized,
      no shares issued and outstanding                   -                 -
     Common stock $.001 par value, 90,000,000
       shares authorized, 1,017,000 shares
       issued and outstanding both periods           1,017             1,017
     Capital in excess of par value                131,324           131,324
     Deficit accumulated during the
      development stage                            (63,987)          (44,997)
                                              ------------      ------------
          Total Stockholders' Equity                68,354            87,344
                                              ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      71,839     $      90,308
                                              ============      ============




  The accompanying notes are an integral part of these financial statements.

                                   OCIS CORP.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  For the Three                     For the Nine                  Cumulative
                                  Months Ended                      Months Ended                From Inception
                                  September 30,                     September 30,              February 6, 2002
                              -----------------------     ----------------------------------   To September 30,
                                2005          2004               2005              2004              2005
                            -------------  ------------   -------------------  --------------   ---------------
REVENUE
     Sales                   $         -   $    54,784     $         4,675      $     55,604     $      88,339
     Cost of goods sold                -       (26,518)             (6,500)          (28,838)          (76,589)
                               ----------   -----------     ---------------      ------------     -------------
          Gross profit (loss)          -        28,266              (1,825)           26,766            11,750
                               ----------   -----------     ---------------      ------------     -------------
EXPENSES:
     General and
      administrative               6,646         7,460              18,053            18,151            74,072
                               ----------   -----------     ---------------      ------------     -------------
             Total Expenses        6,646         7,460              18,053            18,151            74,072
                               ----------   -----------     ---------------      ------------     -------------
NET INCOME (LOSS) FROM
OPERATIONS                        (6,646)       20,806             (19,878)            8,615           (62,322)

OTHER INCOME (EXPENSE)
     Interest income                 326           125                 888               375             1,970
     Interest expense                  -             -                   -               (36)           (3,635)
                               ----------   -----------     ---------------      ------------     -------------
TOTAL OTHER INCOME (Expense)         326           125                 888               339            (1,665)
                               ----------   -----------     ---------------      ------------     -------------
NET INCOME (Loss) BEFORE
 INCOME TAXES                     (6,320)       20,931             (18,990)            8,954           (63,987)
     Provision for income taxes        -             -                   -                 -                 -
                               ----------   -----------     ---------------      ------------     -------------
NET INCOME (LOSS)            $    (6,230)  $    20,931     $       (18,990)     $      8,954     $     (63,987)
                               ==========   ===========     ===============      ============     =============
INCOME (LOSS) PER SHARE      $     (0.01)  $      0.02     $         (0.02)     $       0.01
                               ==========   ===========     ===============      ============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING            1,017,000     1,017,000           1,017,000         1,017,000
                               ==========   ===========     ===============      ============


  The accompanying notes are an integral part of these financial statements.

                              OCIS CORP
                   (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                                  Cumulative
                                                                                from Inception,
                                             For the Nine Months Ended         February 6, 2002
                                                    September 30,              to September 30,
                                            ----------------------------------------------------
                                                 2005              2004             2005
                                            ---------------  ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash from sale of equipment inventory   $       4,983    $      15,082      $      91,623
     Cash paid to suppliers and others             (19,340)         (55,990)          (123,499)
     Cash from interest income                         888              375              1,970
     Cash paid for interest                              -             (415)            (3,635)
                                             --------------   --------------     --------------
        Cash used in operating activities          (13,469)         (40,948)           (33,541)
                                             --------------   --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES                     -                -                  -
                                             --------------   --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                -                -            129,250
     Payment on Note Payable-Officer                     -          (10,945)                 -
     Payment on note payable                             -           (4,545)           (27,355)
                                             --------------   --------------     --------------
        Cash Provided by (Used in)
                   financing activities                  -          (15,490)           101,895
                                             --------------   --------------     --------------
NET CHANGE IN CASH                                 (13,469)         (56,438)            68,354

CASH AT THE BEGINNING OF THE PERIOD                 81,823          104,759                  -
                                             --------------   --------------     --------------
CASH AT THE END OF THE PERIOD                $      68,354    $      48,321      $      68,354
                                             ==============   ==============     ==============
RECONCILIATION OF NET INCOME (LOSS)
 TO CASH USED IN OPERATING ACTIVITIES

NET INCOME (LOSS)                            $     (18,990)   $       8,954      $     (63,987)

Adjustment to reconcile net loss
 to net cash used in operating activities
     Offering costs charged to Capital in
       Excess of Par                                     -                -             (1,909)
     Stock issued to acquire inventory                   -                -              5,000
     Debt Issued to acquire inventory                    -                -             27,355
     Changes in assets and liabilities
          (Increase) decrease in accounts
             receivable                                  -          (40,576)                 -
          (Increase) decrease in inventory           5,000           (4,179)            (3,485)
          Increase (decrease) in accounts
             payable and accrued expenses           (2,269)          (4,768)               695
          Increase (decrease) in due to
             officers                                2,790                -              2,790
          Increase (decrease) in accrued
             interest                                    -             (379)                 -
                                             --------------   --------------     --------------
NET CASH USED IN OPERATING ACTIVITIES        $     (13,469)   $     (40,948)     $     (33,541)
                                             ==============   ==============     ==============

 The accompanying notes are an integral part of these financial statements.

                                OCIS, CORP.
                       (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2004 and for the period from inception, February 6, 2002, through December 31, 2004, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2005. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

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

Income Taxes - Due to losses through September 30, 2005 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending September 30, 2005 and 2004, the Company did not have non-cash investing activities.

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


NOTE  3 - COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended September 30, 2005.

NOTE  4 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2005 an officer/stockholder of the Company paid certain expenses on behalf of the Company totaling $2,790. This amount was considered a short-term, non interest-bearing advance. The Company subsequently reimbursed the officer/stockholder for the full amount advanced on its behalf during early October 2005.

                                OCIS, CORP.
                       (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE  5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $63,987. At September 30, 2005 the Company's only assets are $68,354 cash and an inventory of used materials handling equipment held for sale valued at $3,485. The Company has current liabilities totaling $3,485 of which $2,790 is owed to an officer and stockholder of the Company.

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

OCIS was primarily run by our president, Brent W. Schlesinger, who had prior experience in the used equipment marketplace. Mr. Schlesinger has notified OCIS that he is going to be resigning at the end of the year and pursuing other opportunities. Management is therefore analyzing what direction to take with the business. The remaining management has not been active in the purchase and sale of used equipment and have full time jobs outside the company. Accordingly, management is evaluating whether to hire new personnel or to pursue other opportunities that may be available.

OCIS still has approximately $68,000 in cash and may look at what opportunities it could pursue including purchasing more used equipment inventory. Management will be working with Mr. Schlesinger to try and develop a new business plan or locate an individual to work for OCIS on its current business.

Liquidity and Capital Resources
-------------------------------

OCIS relied on capital from founders to fund operations until capital from investors could be raised. OCIS was able to raise approximately $100,000 to use to operate and purchase inventory for sale. As of September 30, 2005, OCIS had working capital of $68,354, which includes $3,485 in inventory and $68,354 in cash. Management intends to use these funds to purchase additional inventory and operate.

To date, most expenses have been for professional services such as accounting and attorney's fees in organizing OCIS and conducting initial audits. As sales have increased, we have seen a rise in selling and general and administrative expenses. We anticipate monthly ongoing expenses to be held to a minimum until management makes a decision on how to proceed after the resignation of OCIS's president.

Results of Operations
---------------------

For the quarter ended September 30, 2005, we had no revenue compared to revenue of $54,784 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we had revenues of $4,675 compared to revenues of $55,604 for the nine months ended September 30, 2004. We had a net loss of $6,320 for the quarter ended September 30, 2005, compared with a net income of $20,931 for the quarter ended September 30, 2004. OCIS management anticipates costs will remain relatively constant over the next quarter with the primary focus on evaluating our business model following the resignation of our president. At this time, no assurance can be made that sales will increase. It is difficult to predict all the ongoing costs since management is in the process of evaluating the business model and seeing if other options are available after the resignation of our president who essentially ran all operating activities of OCIS.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently closed on December 30, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed, we have used approximately $63,500 of the proceeds for the purchase of inventory,
payment of expenses and liabilities.   This number is an estimate based on use
of cash by OCIS. Since OCIS has had sales and a profit over the last quarter, it is difficult to say the exact amount of proceeds used versus revenue.

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

     (b)    Reports on Form 8-K.
            --------------------

     On August 31, 2005, we filed an 8-K covering the impending change in management. We have received the resignation of the president of OCIS, Brent
W. Schlesinger, who is resigning to pursue other interests.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OCIS Corp.


Dated: November 9, 2005           By: /s/
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer