Form 10KSB
period 2005-12-31
OCIS CORP
filed 2006-03-30
CIK 1173313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2005
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

  Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [X]

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [ ]

  Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     [X] Yes [ ] No

  State issuer's revenues for its most recent fiscal year: $0 from continuing operations, $4,675 from discontinued operations.

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: OCIS does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for OCIS's Common Stock at March 15, 2006 of $1.10 per share, the market value of shares held by nonaffiliates would be $458,700.

  As of March 15, 2006, the Registrant had 1,017,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (C)) under the Securities Act of 1933: NONE

Transitional Small Business Disclosure Format (Check One) Yes [ ]; No [X]

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

Business in General
-------------------

Our initial focus has been on buying and selling used warehouse storage systems, lift trucks and office components that facilitate office, commercial and industrial users with their inventory control, manufacturing process and/or office equipment needs. As part of the organization of OCIS, we purchased an initial inventory, which consist of warehousing rack systems and forklifts. Although we were initially successful in getting sales and revenue, our former president who ran the operation decided to pursue other interests. With the departure of the president and guiding force behind the business plan, the remaining management has been trying to decide how to proceed. At this point, the decision has been made to discontinue the operations related to the sale of used equipment. Management is now investigating other possibilities and business opportunities to pursue. So far, management has not determined a business or direction to proceed.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as OCIS has only limited resources, it may be difficult to find good opportunities. There can be no assurance that OCIS will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to OCIS and its shareholders. OCIS will select any potential business opportunity based on management's business judgment.

The activities of OCIS are subject to several significant risks which arise primarily as a result of the fact that OCIS has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of OCIS's shareholders. The risks faced by OCIS are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Employees
---------

OCIS has no employees at this time other than its directors and officers.

                  ITEM 2. DESCRIPTION OF PROPERTIES

OCIS's administrative offices are provided by OCIS's secretary and director, Kirk Blosch. Without current operations, the space provided by Mr. Blosch is adequate for OCIS's needs.


                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of OCIS during the fiscal year ended December 31, 2005.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     OCIS's common stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "OCIC." Set forth below are the high and low bid prices for OCIS's Common Stock since it began trading in November 2004, for the respective quarters. Although OCIS's common stock is quoted on the Electronic Bulletin Board, it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of OCIS's common stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
December 2004               $0.40          $0.40

March 2005                  $0.60          $0.60
June 2005                   $0.55          $0.55
September 2005              $0.50          $0.50
December 2005               $1.51          $1.51

     At March 15, 2006, the bid and asked price for OCIS's Common Stock was $1.10 and $1.10, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     Since its inception, OCIS has not paid any dividends on its Common Stock, and OCIS does not anticipate that it will pay dividends in the foreseeable future. At March 23, 2006, OCIS had approximately 51 shareholders.

     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently terminated on December 31, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, we have used approximately $65,500 of the proceeds for the purchase of inventory, payment of expenses and liabilities. This number is an estimate based on use of cash by OCIS. Since OCIS has had sales and a profit since the offering closed, it is difficult to say the exact amount of proceeds used versus revenue.

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

Business in General

Our initial focus has been on buying and selling used warehouse storage systems and office components that will facilitate office, commercial and industrial users with their inventory control, manufacturing process and/or office equipment needs. With the departure of OCIS's former president, who ran operations, and the inability to increase revenues significantly, management is investigating other possible business ventures to enter. At this time, no other business ventures have been located.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require OCIS to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to OCIS of all related costs incurred.

Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that OCIS will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of OCIS, regardless of the completion of any transaction, will be profitable.

If and when OCIS locates a business opportunity, management of OCIS will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which OCIS would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for OCIS's shareholders due to the issuance of stock to acquire such an opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact matter in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and OCIS and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that OCIS would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares. OCIS's present directors may be required to resign in connection with a reorganization.

OCIS may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities. Such a company may desire to consolidate its operations with OCIS through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, OCIS may be required to issue significant additional shares, and it may be anticipated that control over OCIS's affairs may be transferred to others.

As part of their investigation of acquisition possibilities, OCIS's management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by OCIS's limited resources and management's limited expertise. Generally, OCIS intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, OCIS's management will be inexperienced in the areas in which potential businesses will be investigated and in which OCIS may make an acquisition or investment. Thus, it may become necessary for OCIS to retain consultants or outside professional firms to assist management in evaluating potential investments. OCIS can give no assurance that it will be able to find suitable consultants or managers. OCIS has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of OCIS, management may seek consultants to review potential merger or acquisitions candidates. There are currently no contracts or agreements between any consultant and any companies that are searching for "shell" companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by OCIS would not be recoverable. OCIS's officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of OCIS, and no assurance can be given that if OCIS has available funds they will not be depleted in such expenses.


Liquidity and Capital Resources
-------------------------------

We have had sufficient resources to cover ongoing expenses and expansion. At December 31, 2005, we had $63,396 in cash, and liabilities owing of only $2,722. With the closure of our operations, our overall cash needs should be met with available resources. However, we would probably need additional funds to start a new business. Any business decision will be dictated by the requirement for start up funding and our ability to obtain sufficient funding to launch a new business endeavor.

Results of Operations
---------------------

For the year ended December 31, 2005, we had revenues from our discontinued operations of $4,675 as compared to $57,494 for the year ended December 31, 2004. As a result of the reduction in revenue for 2005, we had a combined loss from continuing and discontinued operations of $26,670 for the year ended December 31, 2005. Excluding discontinued operations, our expenses for 2005 were up slightly to $17,573 as opposed to $14,597 for 2004. We would expect expenses to remain at the same levels for 2006 and may increase depending on the business endeavor we are able to pursue. At this time it is difficult to predict all the cost since management is in the process of evaluating potential business opportunities and deciding on a direction for OCIS.

                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of OCIS are set forth immediately following the signature page to this Form 10-KSB.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC, (the PLLC). Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending December 31, 2005 and the interim periods for 2006. The decision to change our independent auditor was approved by our Board of Directors.

     None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

     There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

     We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan & Company to such effect is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

     During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

      ITEM 8A.  CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     OCIS's principal executive officers, including principal accounting officers, have reviewed the disclosure controls and procedures (as defined in section 240.15d-14) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this filing. Based on this review, the principal executive officers and accounting officers believe OCIS' disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in OCIS's internal controls, or other factors, that could significantly affect OCIS's controls subsequent to the date of the evaluations performed by the executive officers of OCIS. No deficiencies or material weaknesses were found that would require corrective action.


     ITEM 8B.  Other Information

     None.

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 23, 2006, the name, age, and position of each executive officer and director and the term of office of each director of OCIS.

Name                   Age     Position              Held Position Since
----                   ---     --------              -------------------
Kirk Blosch            51      President, Secretary,
                               Treasurer, Director         2002
Jeff W. Holmes         52      Director, Vice
                                President                  2002
Brent W. Schlesinger           Director                    2002

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

Biographical Information
------------------------
Set forth below is certain biographical information with respect to OCIS's existing officers and directors.

Jeff W. Holmes is a general partner and founder in the partnership of Blosch and Holmes, LLC, a business consulting and private venture funding general partnership founded in 1984. Since September 1997, Mr. Holmes has been a managing partner of the Scottsdale Equity Growth Fund, LLC, which is a private equity fund engaged in financing technology companies. Since September 1998, Mr. Holmes is the managing partner of DMG Advisors, LLC, which provides consulting to private and public companies. Mr. Holmes also served as the chairman of the board of directors of Ion Laser Technology, 1983 to 1994 a medical device company listed on the American Stock Exchange. Mr. Holmes is presently the chairman of the board of directors, chief executive officer and principal shareholder of Calibrus, Inc. a contact center located in Phoenix, Arizona. As a contact center, Calibrus handles inbound and outbound telephone calls for corporations. These calls can range from assistance with customer service to third party verification where a Calibrus operator will verify a party has agreed to purchase products over the telephone from another contact or call center. Mr. Holmes graduated from the University of Utah in 1976 with a Bachelor of Science degree in Marketing and Management.

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

Brent W. Schlesinger was the president and general manager of Yale Industrial Trucks, Inc. in Salt Lake City, Utah from 1989 to 1994 where he oversaw all daily activity for Yale. Yale Industrial managed a fleet of rental fork lifts and engaged in the purchase and sale of used warehouse equipment. From 1994 until hired by OCIS, Mr. Schlesinger operated his own private company doing business as PS Enterprises. PS Enterprises was a sole proprietorship and never incorporated. Mr. Schlesinger's business was engaged in the purchase and sale of warehouse equipment. Currently, Mr. Schlesinger is self employed.

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

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of OCIS's last three completed fiscal years to OCIS's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of OCIS's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                       Annual Compensation              Awards         Payouts
                                              Other      Restricted
Name and                                     Annual      Stock     Options LTIP     All other
Principal Position   Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------   ----  ------  -------- ------------ ------   ------- ------  ------------
Brent W. Schlesinger 2005   $-0-    $2,788     -0-         -0-      -0-     -0-       -0-
President and CEO
                     2004    -0-     2,000     -0-         -0-      -0-     -0-       -0-
-----------------

Employment Agreements
---------------------
OCIS does not have any employment agreements in place.

Board Compensation
------------------
OCIS's directors receive no compensation for attendance at board meetings. Additional members of the Board of Directors who may be appointed will serve for no compensation until the next annual meeting of shareholders.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 23, 2006, the name and the number of shares of OCIS's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by OCIS to own beneficially, more than 5% of the 1,017,000 issued and outstanding shares of OCIS's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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
        600 Highway 50 Pinewild
        At Marla Bay, Unit 101
        Zephyr Cove Nevada 89448

OFFICERS, DIRECTORS AND NOMINEES:
Common  Kirk Blosch                   --------See Above---------
Common  Jeff W. Holmes                --------See Above---------
Common Brent W. Schlesinger           --------See Above---------
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

Kirk Blosch, an officer of the Company, is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. There were no additional transactions with related parties during 2005.

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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $6,800 and $6,500, for the years ending December 31, 2005 and 2004, respectively. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our former accountant to the audit of our annual financial statements and review of our quarterly financial statements is $-0-.

2) Audit-Related Fees - $-0-.

3) Tax Fees. $500.

4) All Other Fees. -0-.

5) Not applicable.

6) Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                       OCIS Corp.



                                       By: /s/ Kirk Blosch
                                         -------------------------------
                                          Kirk Blosch, President
                                          Principal Financial and Accounting
                                          Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                      Date
---------                         -----                      ----

/s/ Brent W. Schlesinger
-------------------------
Brent W. Schlesinger             Director                   March 29, 2006


/s/  Kirk Blosch
-------------------------
Kirk Blosch                      Director                   March 29, 2006


/s/   Jeff W. Holmes
-------------------------
Jeff W. Holmes                  Director                   March 29, 2006

                                   OCIS CORP.
                          (A Development Stage Company)

                              Financial Statements

                 For the Years Ended December 31, 2005 and 2004




Contents
                                                                        Page

Report of Independent Registered Public Accounting Firm...................16

Financial Statements

Balance Sheets............................................................17

Statements of Operations..................................................18

Statements of Changes in Stockholders' Equity.............................19

Statements of Cash Flows..................................................20

Notes to Financial Statements.............................................21-24

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
OCIS CORP.

We have audited the balance sheets of OCIS CORP. (a development stage company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of inception (February 6, 2002) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCIS CORP. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period of inception (February 6, 2002) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company. During 2005, the Company discontinued its principal business operations, from which it never obtained substantial revenues, and is currently a shell corporation investigating other potential business opportunities. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 17, 2006

                                   OCIS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                            December 31,             December 31,
                                                                                2005                   2004
                                                                          -----------------      ----------------
ASSETS

CURRENT ASSETS:
     Cash in bank                                                         $          63,396      $         81,823
     Inventory                                                                            -                 8,485
                                                                          -----------------      ----------------

          Total Current Assets                                                      63,396                 90,308
                                                                          -----------------      ----------------

TOTAL ASSETS                                                              $          63,396      $         90,308
                                                                          =================      ================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                 $          2,722      $          2,964
     Due to officers and stockholders                                                     -                     -
     Accrued interest payable - officers and stockholders                                 -                     -
     Note payable - officer                                                               -                     -
                                                                          -----------------      ----------------

          Total Current Liabilities                                                   2,722                 2,964
                                                                          -----------------      ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value, 10,000,000 shares
          authorized, no shares issued and outstanding                                    -                      -
     Common stock; $.001 par value, 90,000,000 shares
          authorized, 1,017,000 shares issued and
          outstanding both periods                                                    1,017                  1,017
     Additional paid-in capital                                                     131,324                131,324
     Deficit accumulated during the development stage                               (71,667)               (44,997)
                                                                          -----------------      -----------------

          Total Stockholders' Equity                                                 60,674                87,344
                                                                          -----------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $          63,396      $         90,308
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

                                                 OCIS CORP.
                                       (A Development Stage Company)
                                          STATEMENTS OF OPERATIONS



                                                                                              Cumulative
                                                For the Year          For the Year          from Inception,
                                                   Ended                 Ended             February 6, 2002,
                                               December 31,          December 31,           to December 31,
                                                   2005                  2004                     2005
                                            -------------------   -------------------   ------------------------
REVENUES                                    $                 -   $                 -   $                      -

EXPENSES:
     General and administrative                          17,573                14,597                     67,640
                                            -------------------   -------------------   ------------------------
             Total expenses                              17,573                14,597                     67,640

NET LOSS FROM OPERATIONS                                (17,573)              (14,597)                   (67,640)

OTHER INCOME (EXPENSE)
     Interest income                                      1,213                   568                      2,294
     Interest expense                                         -                   (36)                    (3,635)
                                            -------------------   -------------------   ------------------------
TOTAL OTHER INCOME (EXPENSE)                              1,213                   532                     (1,341)

NET LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                        (16,360)              (14,065)                   (68,981)
     Provision for income taxes                              -                      -                          -

NET LOSS FROM CONTINUING OPERATIONS                     (16,360)              (14,065)                   (68,981)

DISCONTINUED OPERATIONS
     Revenues                                             4,675                57,494                     88,339
     Cost of goods sold                                  (6,500)              (32,390)                   (76,589)
                                            -------------------   -------------------   ------------------------
              Gross profit (loss)                        (1,825)               25,104                     11,750

    General and adminstrative expenses                    8,485                 8,500                     14,436
                                            -------------------   -------------------   ------------------------

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                               (10,310)               16,604                     (2,686)
                                            -------------------   -------------------   ------------------------

NET LOSS FROM CONTINUING AND
  DISCONTINUED OPERATIONS                   $           (26,670)  $             2,539   $                (71,667)
                                            ===================   ===================   ========================

BASIC INCOME (LOSS) PER SHARE:
     Continuing operations                  $            (0.016)  $            (0.014)
     Discontinued operations                $            (0.010)  $             0.016
                                            -------------------   -------------------

               Total                        $            (0.026)  $             0.002
                                            ===================   ===================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  1,017,000             1,017,000
                                            ===================   ===================



              The accompanying notes are an integral part of these
                             financial statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                       Cumulative
                                                                   For the           For the           from Inception,
                                                                 Year Ended         Year Ended         February 6, 2002
                                                                December 31,       December 31,        to December 31,
                                                                    2005               2004                  2005
                                                              -----------------   ----------------    --------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS
Net loss from continuing operations                           $         (16,360)  $        (14,065)   $            (68,981)

Adjustments to reconcile net loss from continuing
  operations to cash used in operating activities:
     Offering costs charged to additional paid-in capital                     -                  -                  (1,909)

     Changes in operating assets and liabilities:
          Increase (decrease) in accounts payable and
            accrued expenses                                               (742)            (7,479)                  2,222
          Increase (decrease) in accrued interest                             -               (379)                      -
                                                              -----------------   ----------------    --------------------

NET CASH USED IN OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS                                            (17,102)          (21,923)              (68,668)
                                                              -----------------   ----------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  FROM CONTINUING OPERATIONS                                                  -                  -                       -
                                                              -----------------   ----------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  FROM CONTINUING OPERATIONS
     Common stock issued for cash                                             -                  -                 129,250
     Due to officers                                                          -            (10,945)                      -
     Payment on note payable - officer                                        -             (4,545)                (27,355)
                                                              -----------------   ----------------    --------------------

NET CASH PROVIDED BY (USED IN) FINANCING                                      -            (15,490)                101,895
                                                              -----------------   ----------------    --------------------
  ACTIVITIES FROM CONTINUING OPERATIONS

NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                                                (1,325)            14,477                  30,169

NET CHANGE IN CASH                                                      (18,427)           (22,936)                 63,396

CASH AT THE BEGINNING OF THE PERIOD                                      81,823            104,759                       -
                                                              -----------------   ----------------    --------------------

CASH AT THE END OF THE PERIOD                                 $          63,396   $         81,823    $             63,396
                                                              =================   ================    ====================

SUPPLEMENTAL INFORMATION:
 Cash paid for interest and income taxes                      $               -   $              -    $                  -
                                                              =================   ================    ====================

SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:

 Offering costs charged to additional paid-in capital         $               -   $              -    $             (1,909)
                                                              =================   ================    ====================
 Stock issued to acquire inventory (discontinued operations)  $               -   $              -    $              5,000
                                                              =================   ================    ====================
 Debt issued to acquire inventory (discontinued operations)   $               -   $              -    $             27,355
                                                              =================   ================    ====================
 Officer compensated with inventory (discontinued operations) $           2,788   $              -    $              2,788
                                                              =================   ================    ====================



              The accompanying notes are an integral part of these
                             financial statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FROM INCEPTION, FEBRUARY 6, 2002, TO DECEMBER 31, 2005

                                                                                                Deficit
                                                                                              Accumulated
                                                                Additional       Common       During the         Total
                                       Common Stock               Paid-in         Stock       Development    Stockholders'
                                   Shares         Amount          Capital      Subscribed        Stage          Equity
                               -------------   -------------  -------------  -------------   -------------  -------------
Balance, February 6, 2002
   (Inception)                             -   $           -  $           -  $           -   $           -  $           -

Shares issued to incorporators
   for net assets of OCIS
   Company, at $0.05 per share       200,000             200          9,800              -               -         10,000

Shares issued February 6, 2002
   at $0.05 per share in
   exchange for inventory            100,000             100          4,900              -               -          5,000

Subscriptions for the purchase
   of 300,000 shares at $0.05        300,000             300         14,700            (55)              -         14,945

Net income (loss) for the
 period from inception,
 February 6, 2002, through
 December 31, 2002                         -               -              -              -         (22,173)       (22,173)
                               -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 2002           600,000             600         29,400            (55)        (22,173)         7,772

Cash received from 2002
 stock subscriptions                       -               -              -             55               -             55

Issuance of common shares
 for cash at $0.25 per share
 net of offering costs               417,000             417        101,924              -               -        102,341

Net income (loss) for the
 year ended December 31,
 2003                                      -               -              -              -         (25,363)       (25,363)
                               -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 2003         1,017,000           1,017        131,324              -         (47,536)        84,805

Net income (loss) for the year
   ended December 31, 2004                 -               -              -              -           2,539          2,539
                               -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 2004         1,017,000           1,017        131,324              -         (44,997)        87,344

Net income (loss) for the
 year ended December 31, 2005              -               -              -              -         (26,670)       (26,670)
                               -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 2005         1,017,000   $       1,017  $     131,324  $           -   $     (71,667) $      60,674
                               =============   =============  =============  =============   =============  =============

              The accompanying notes are an integral part of these
                             financial statements.

                                   OCIS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 2005 and 2004

Note   1 - Organization

OCIS Corp. (The Company) was organized under the laws of the State of Nevada on February 6, 2002 and has elected a fiscal year end of December 31. The Company intended to engage in business operations to buy used equipment wholesale and resell it to other dealers or to retail customers. To this end, the Company acquired an inventory of used material handling equipment. During the fourth quarter of 2005 the Company discontinued its used materials handling equipment operations (Note 6), and is currently assessing other business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. All of the Company's revenue to date has been from sales to companies located in Utah.

Note   2 - Summary of Significant Accounting Policies

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes - Due to losses at December 31, 2005 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

The change in valuation allowance of $10,668 results from offsets against deferred tax assets arising from net operating loss carryforwards, which totaled $71,670 at December 31, 2005 and expire in 2023.

A reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory tax rate to pretax income (loss):

                                              Continuing      Discontinued
                                              Operations        Operations          Total
                                            --------------    -------------     -------------
Net loss at federal statutory rate of 35%   $        5,726    $       3,609     $       9,335
         State taxes (benefit)                         818              515             1,333
         Valuation allowance                        (6,544)          (4,124)          (10,668)
                                            --------------    -------------     -------------

Net income expense (benefit)                $            0    $           0     $           0
                                            ==============    =============     =============

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended December 31, 2005 and since inception, February 6, 2002, the Company did not have non-cash investing activities.

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

                                   OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

Note   2 - Summary of Significant Accounting Policies (continued)

Inventory - Inventory consists of used finished materials handling equipment purchased for resale and is stated at the lower of cost determined by the first-in first-out (FIFO) method or market. Inventory cost includes those costs directly attributable to the product before sale.

Revenue recognition - Since inception, February 6, 2002, the Company has recognized revenue at the time the sale of the used equipment took place and title had transferred to the customer upon shipment or delivery. The Company has recognized $88,339 in sales from its discontinued operations (Note 6) since inception.

Note   3 - Common Stock Transactions

On February 6, 2002, the Company entered into agreements with its two initial stockholders for the sale of a total of 500,000 shares of common stock for $25,000, or $0.05 per share. Each individual paid $5,000 cash and executed a promissory note for the remaining balance of $7,500 for the purchase of 250,000 shares. The notes carried simple interest at a rate of 6% per annum. The principal and interest were due and payable on December 31, 2002 or on demand of the holder. The notes were paid in full and the Company received $512 for interest accrued on the notes.

On February 6, 2002, the Company issued 100,000 shares of its common stock at $0.05 per share for a total amount of $5,000 as part of its purchase of used materials handling equipment as described in Note 4.

On December 30, 2003, the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering has been offset against capital in excess of par value.

Note   4 - Related Party Transactions

At inception, the Company entered into a Purchase and Sale Agreement with its President and P.S. Enterprises, a Utah DBA of the President. Under the agreement, the Company purchased certain used materials handling inventory valued at the lower of cost or the appraised wholesale market value. The original purchase price of the inventory was $45,626. The Company issued 100,000 shares of common stock valued at $0.05 per share totaling $5,000 and executed a promissory note for the remaining balance of $40,626. The note provided for simple interest at a rate of 6% per annum.

The total principal and accrued interest was due and payable December 31, 2003 (as extended by mutual agreement of the parties), or at the time of closing of a public offering of securities by the Company. The note was secured by the inventory purchased and the agreement stated that all proceeds, net of selling expenses, from the sale of the inventory purchased by the note would be applied to the payment of the note. During the third quarter of 2003, the remaining principal amount due on the note was discounted $13,271 by mutual consent of the parties. This amount was treated as a reduction of total cost of goods sold during the year ended December 31, 2003. The principal and accrued interest was paid in full during the first quarter of 2004.

                                   OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

Note   4 - Related Party Transactions (continued)

An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. The Company paid bonuses totaling $3,000 to the President and Chief Financial Officer of the Company during the year ended December 31, 2004.

The Company compensated its President with $2,788 in inventory upon his resignation from the Company (Note 6). No other compensation has been paid or accrued to any officer or director of the Company since its inception.

Certain officers and stockholders of the Company have advanced funds to the Company to pay operating expenses. The funds are due upon demand, are unsecured and carry simple interest at the rate of 6% per annum. At December 31, 2003, officers and stockholders had advanced a total of $10,945. This amount was paid along with $415 accrued interest during the first quarter of 2004.

An officer advanced an additional $772 for out-of-pocket expenses incurred in connection with the Company's offering of common stock during 2003. The advance was non-interest bearing and was included in accounts payable and accrued expenses of $10,443 at December 31, 2003. The advance was repaid in full during the first quarter of 2004.

Note   5 - Contingencies and Commitments

Through December 31, 2005 the Company stored its inventory of used materials handling equipment at a site leased on a month- to-month basis. The monthly rental of $500 was included in the cost of inventory. In conjunction with the Company's decision during the fourth quarter of 2005 to discontinue its used equipment operations, the Company gave notice to the Lessor of its intent to terminate the lease agreement for the storage lot. Per the terms of the agreement, the Company is obligated to make a final payment of $500 for the month of January 2006.

Note 6 - Discontinued Operations

On August 31, 2005 the Company accepted the resignation of its former President, Brent W. Schlesinger, who agreed to continue to work with the Company on a consultant basis through February 2006. The Company had made no purchases or sales of used materials handling equipment since the first quarter of 2005. The remaining inventory on hand, with a cost of $2,788, was given to the Mr. Schlesinger upon his departure as compensation for past services rendered.

During the fourth quarter of 2005 the Company's management made the decision to discontinue its used equipment operations. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the years ended December 31, 2004 and 2005, and cumulative from inception (February 6, 2002) to December 31, 2005. Since inception, the discontinued operations have generated $88,339 in revenues and achieved a profit margin of $11,750, net of costs of sales of $76,589. General and administrative expenses from discontinued operations for the years ended December 31, 2005 and 2004, were $8,485 and $8,500, respectively, and basic loss per share from discontinued operations were ($.01) and earnings per share of $.02, respectively. The discontinued operations have netted a positive cash flow of $30,169.

                                   OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

Note   7- Development Stage Company and Going Concern

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit from discontinued operations of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $71,667. At December 31, 2005 the Company's only asset is $63,396 cash. The Company has current liabilities totaling $2,722.

During 2003, the Company completed the sale of 417,000 shares of its common stock at $0.25 per share to raise capital so that it can develop successful operations per its business plan. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

As discussed in a Form 8-K filed on August 31, 2005, the Company's former President resigned to pursue other business interests. Subsequently, the Company's management made the decision to discontinue its previous business operations of buying used equipment and reselling it to other dealers and retail customers, and is now seeking other business opportunities. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it is able to engage in profitable business operations. The Company's inability to obtain additional funding, as required, would severely impair its business operations and there can be no assurance that the Company's operating plan will be successful. If the Company is unable to obtain adequate capital it could be forced to cease operations.

Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.