Form 10QSB
period 2006-03-31
OCIS CORP
filed 2006-05-10
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended: March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of May 8, 2006.

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

                                   OCIS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                       March 31,        December 31,
                                                                         2006               2005
                                                                    -------------      -------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash in bank                                                   $      59,863      $      63,396
                                                                    -------------      -------------

          Total Current Assets                                             59,863             63,396
                                                                    -------------      -------------

TOTAL ASSETS                                                        $      59,863      $      63,396
                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $       7,120      $       2,722
                                                                    -------------      -------------

          Total Current Liabilities                                         7,120              2,722
                                                                    -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT):
"     Preferred stock; $.001 par value, 10,000,000 shares"
"          authorized, no shares issued and outstanding"                        -                  -
"     Common stock; $.001 par value, 90,000,000 shares"
"          authorized, 1,017,000 shares issued and"
          outstanding both periods                                          1,017              1,017
     Capital in excess of par value                                       131,324            131,324
     Deficit accumulated during the development stage                     (79,598)           (71,667)
                                                                    -------------      -------------

          Total Stockholders' Equity                                       52,743             60,674
                                                                    -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      59,863      $      63,396
                                                                    =============      =============

   The accompanying notes are an integral part of these financial statements.

                                   OCIS CORP.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                          Cumulative
                                                                                        from Inception,
                                                       For the Three Months Ended      February 6, 2002,
                                                               March 31,                to March 31,
                                                          2006             2005             2006
                                                      -------------    -------------   -----------------
REVENUES                                              $           -    $           -   $               -

EXPENSES:
     General and administrative                               8,260            7,300              75,900
                                                      -------------    -------------   -----------------
             Total Expenses                                   8,260            7,300              75,900
                                                      -------------    -------------   -----------------

NET LOSS FROM OPERATIONS                                     (8,260)          (7,300)            (75,900)

OTHER INCOME (EXPENSE)
     Interest income                                            329              255               2,623
     Interest expense                                             -                -              (3,635)
                                                      -------------    -------------   -----------------

TOTAL OTHER INCOME (EXPENSE)                                    329              255              (1,012)
                                                      -------------    -------------   -----------------

NET LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                             (7,931)          (7,045)            (76,912)
     Provision for income taxes                                   -                -                   -
                                                      -------------    -------------   -----------------

NET LOSS FROM CONTINUING OPERATIONS                          (7,931)          (7,045)            (76,912)
                                                      -------------    -------------   -----------------

DISCONTINUED OPERATIONS
     Revenues                                                     -            4,675              88,339
     Cost of goods sold                                           -           (6,500)            (76,589)
                                                      -------------    -------------   -----------------
          Gross profit (loss)                                     -           (1,825)             11,750

     General and administrative expenses                          -                -              14,436
                                                      -------------    -------------   -----------------

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                         -           (1,825)             (2,686)
                                                      -------------    -------------   -----------------

NET LOSS FROM CONTINUING AND
  DISCONTINUED OPERATIONS                             $      (7,931)   $      (8,870)  $         (79,598)
                                                      =============    =============   =================

BASIC INCOME (LOSS) PER SHARE:
     Continuing operations                            $      (0.008)   $      (0.007)
     Discontinued operations                          $           -    $      (0.002)
                                                      -------------    -------------
          Total                                       $      (0.008)   $      (0.009)
                                                      -------------    -------------

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                        1,017,000        1,017,000
                                                      =============    =============

                                    OCIS CORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                          Cumulative
                                                                                        from Inception,
                                                       For the Three Months Ended      February 6, 2002,
                                                               March 31,                to March 31,
                                                          2006             2005             2006
                                                      -------------    -------------   -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS

Net loss from continuing operations                   $      (7,931)   $      (7,045)  $         (76,912)

Adjustments to reconcile net loss from continuing
  operations to cash used in operating activities:
     Offering costs charged to additional
       paid-in capital                                            -                -              (1,909)
     Changes in operating assets and liabilities:
          Increase (decrease) in accounts payable
            and accrued expenses                              4,398            3,827               6,620
          Increase in due to officers and
            shareholders                                          -               22                   -
                                                      -------------    -------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS                                 (3,533)          (3,196)            (72,201)
                                                      -------------    -------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  FROM CONTINUING OPERATIONS                                      -                -                   -
                                                      -------------    -------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  FROM CONTINUING OPERATIONS
     Common stock issued for cash                                 -                -             129,250
     Payment on note payable - officer                            -                -             (27,355)
                                                      -------------    -------------   -----------------

NET CASH PROVIDED BY (USED IN) FINANCING
  FROM CONTINUING OPERATIONS                                      -                -             101,895
                                                      -------------    -------------   -----------------

NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                                         -            3,174              30,169
                                                      -------------    -------------   -----------------

NET CHANGE IN CASH                                           (3,533)             (22)             59,863
CASH AT THE BEGINNING OF THE PERIOD                          63,396           81,823                   -
                                                      -------------    -------------   -----------------

CASH AT THE END OF THE PERIOD                         $      59,863    $      81,801   $          59,863
                                                      =============    =============   =================

SUPPLEMENTAL INFORMATION:
  Cash paid for interest and income taxes             $           -    $           -   $               -
                                                      =============    =============   =================

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
     Offering costs charged to additional
       paid-in capital                                $           -    $           -   $          (1,909)
                                                      =============    =============   =================
     Stock issued to acquire inventory
       (discontinued operations)                      $           -    $           -   $           5,000
                                                      =============    =============   =================
     Debt issued to acquire inventory
       (discontinued operations)                      $           -    $           -   $          27,355
                                                      =============    =============   =================
     Officer compensated with inventory
       (discontinued operations)                      $           -    $           -   $           2,788
                                                      =============    =============   =================

   The accompanying notes are an integral part of these financial statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE   1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2005 and for the period from inception, February 6, 2002, through December 31, 2005, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2006. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

Note   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada on February 6, 2002 and has elected a fiscal year end of December 31. The Company intended to engage in business operations to buy used equipment wholesale and resell it to other dealers or to retail customers. To this end, the Company acquired an inventory of used materials handling equipment. During the fourth quarter of 2005 the Company discontinued its used materials handling equipment operations (Note 4) and is currently assessing other business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Net Earnings Per Share - The computation of net income (loss) pe share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes - Due to losses through March 31, 2006 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending March 31, 2006 and 2005, the Company did not have non-cash investing activities.

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

                                   OCIS CORP.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition - Since inception, February 6, 2002, the Company has recognized revenue at the time the sale of the used equipment took place and title had transferred to the customer upon shipment or delivery. The Company has recognized $88,339 in sales from its discontinued operations since inception.

Note   3 - COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended March 31, 2006.

Note   4 - DISCONTINUED OPERATIONS

During the fourth quarter of 2005 the Company's management made the decision to discontinue its used materials handling equipment operations. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005, and cumulative from inception (February 6, 2002) to March 31, 2006. Since inception, the discontinued operations generated $88,339 in revenues and achieved a profit margin of $11,750, net of cost of sales of $76,589. General and administrative expenses from discontinued operations for the year ended December 31, 2005 were $8,485, and the basic loss per share from discontinued operations was ($0.01). The discontinued operations netted a positive cash flow of $30,169.

Note   5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit from discontinued operations of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $79,598. At March 31, 2006 the Company's only asset is $59,863 cash. The Company has current liabilities totaling $7,120.

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

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others.

If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Employees
---------

OCIS has no employees at this time. All employee functions are currently handled by Kirk Blosch the president of OCIS.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of March 31, 2006, OCIS had working capital of $52,743. The Company's assets, presently, are sufficient to cover the limited ongoing expenses being incurred. However, they are probably not sufficient to start a new business and may be exhausted in looking for and acquiring a new business opportunity. If the Company cannot find a new business, it may have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time, the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

The Company does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company does intend to reimburse its officers and directors for out of pocket costs.

Results of Operations
---------------------

For the quarter ended March 31, 2006, we had no revenue compared to revenues of $4,675 from our discontinued operations for the quarter ended March 31, 2005. OCIS had a net loss of $7,931 for the quarter ended March 31, 2006, compared with a net loss of $8,870, including continued and discontinued operations, for the quarter ended March 31, 2005. OCIS management anticipates costs will remain relatively constant over the next couple of months with the primary focus on locating new business opportunities.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently terminated on December 31, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, we have used approximately $61,638 of the proceeds for the purchase of inventory, payment of expenses and liabilities. This number is an estimate based on use of cash by OCIS. Since OCIS has had sales over the last quarter, it is difficult to say the exact amount of proceeds used versus revenue.

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

                                   OCIS Corp.


Dated: May 9, 2006                 By: /s/ Kirk Blosch
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer