Form 10QSB
period 2006-06-30
OCIS CORP
filed 2006-08-14
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended: June 30, 2006

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

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

                                   OCIS CORP.
                         (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                 June 30,             December 31,
                                                                                   2006                   2005
                                                                            ------------------      -----------------
                                                                               (Unaudited)
ASSETS
  CURRENT ASSETS:
    Cash in bank                                                            $           51,118      $          63,396
                                                                            ------------------      -----------------
                                                     Total Current Assets               51,118                 63,396
                                                                            ------------------      -----------------

                                                             TOTAL ASSETS   $           51,118      $          63,396
                                                                            ==================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                  $            5,600      $           2,722
                                                                            ------------------      -----------------
                                                Total Current Liabilities                5,600                  2,722
                                                                            ------------------      -----------------
  STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value, 10,000,000 shares
       authorized, no shares issued and outstanding                                          -                      -
     Common stock; $.001 par value, 90,000,000 shares
       authorized, 1,017,000 shares issued and
       outstanding both periods                                                          1,017                  1,017
     Capital in excess of par value                                                    131,324                131,324
     Deficit accumulated during the development stage                                  (86,823)               (71,667)
                                                                            ------------------      -----------------
                                               Total Stockholders' Equity               45,518                 60,674
                                                                            ------------------      -----------------

                               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $           51,118      $          63,396
                                                                            ==================      =================

                                   OCIS CORP.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                                    Cumulative
                                                                                                  from Inception,
                                    For the Three Months Ended      For the Six Months Ended      February 6, 2002,
                                             June 30,                       June 30,                to June 30,
                                      2006             2005            2006            2005             2006
                                  -------------   -------------   -------------   -------------   ----------------
REVENUES                          $           -   $           -   $           -   $           -   $              -

EXPENSES:
  General and administrative              7,562           4,107          15,822          11,408             83,462
                                  -------------   -------------   -------------   -------------   ----------------
                 Total Expenses           7,562           4,107          15,822          11,408             83,462
                                  -------------   -------------   -------------   -------------   ----------------

       NET LOSS FROM OPERATIONS          (7,562)         (4,107)        (15,822)        (11,408)           (83,462)

OTHER INCOME (EXPENSE)
  Interest income                           337             308             666             563              2,960
  Interest expense                            -               -               -               -              (3,635)
                                  -------------   -------------   -------------   -------------   ----------------

    TOTAL OTHER INCOME (EXPENSE)            337             308             666             563                (675)
                                  -------------   -------------   -------------   -------------   ----------------

       NET LOSS FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES          (7,225)         (3,799)        (15,156)        (10,845)           (84,137)

Provision for income taxes                    -               -               -               -                  -
                                  -------------   -------------   -------------   -------------   ----------------
       NET LOSS FROM CONTINUING
                     OPERATIONS   $      (7,225)  $      (3,799)  $     (15,156)  $     (10,845)  $        (84,137)
                                  =============   =============   =============   =============   ================

DISCONTINUED OPERATIONS
  Revenues                                    -               -               -           4,675             88,339
  Cost of goods sold                          -               -               -          (6,500)           (76,589)
                                  -------------   -------------   -------------   -------------   ----------------
            Gross profit (loss)               -               -               -          (1,825)            11,750

  General and administrative
    expenses                                  -               -               -               -             14,436
                                  -------------   -------------   -------------   -------------   ----------------

         NET INCOME (LOSS) FROM
        DISCONTINUED OPERATIONS               -               -               -         (1,825)             (2,686)
                                  -------------   -------------   -------------   -------------   ----------------

   NET LOSS FROM CONTINUING AND
        DISCONTINUED OPERATIONS   $      (7,225)  $      (3,799)  $     (15,156)  $     (12,670)  $        (86,823)
                                  =============   =============   =============   =============   ================

BASIC INCOME (LOSS) PER SHARE:
  Continuing operations           $      (0.007)  $     (0.004)   $      (0.015)  $      (0.011)
  Discontinued operations                     -              -                -          (0.002)
                                  -------------   -------------   -------------   -------------
                          Total   $      (0.007)  $      (0.004)  $      (0.015)  $      (0.012)
                                  =============   =============   =============   =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                  1,017,000       1,017,000       1,017,000       1,017,000
                                  =============   =============   =============   =============

                                   OCIS CORP
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Cumulative
                                                                                               from Inception,
                                                              For the Six Months Ended        February 6, 2002
                                                                   June 30,                      to June 30,
                                                            2006                2005                2006
                                                      ----------------    ----------------   -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS
  Net loss from continuing operations                 $        (15,156)   $        (10,845)  $         (84,137)
  Adjustments to reconcile net loss from
    continuing operations to cash used in
    operating activities:
      Offering costs charged to additional
        paid-in capital                                              -                   -              (1,909)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable and
      accrued expenses                                           2,878               1,836               5,600
                                                      ----------------    ----------------   -----------------
        NET CASH USED IN OPERATING ACTIVITIES
                   FROM CONTINUING OPERATIONS                  (12,278)             (9,009)            (80,446)
                                                      ----------------    ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  FROM CONTINUING OPERATIONS                                         -                   -                   -
                                                      ----------------    ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  FROM CONTINUING OPERATIONS
  Common stock issued for cash                                       -                   -             129,250
  Payment on note payable - officer                                  -                   -             (27,355)
                                                      ----------------    ----------------   -----------------
     NET CASH PROVIDED BY (USED IN) FINANCING
                   FROM CONTINUING OPERATIONS                        -                   -             101,895
                                                      ----------------    ----------------   -----------------

               NET CASH PROVIDED BY (USED IN)
                      DISCONTINUED OPERATIONS                        -               3,175              29,669
                                                      ----------------    ----------------   -----------------

                           NET CHANGE IN CASH                  (12,278)             (5,834)             51,118
          CASH AT THE BEGINNING OF THE PERIOD                   63,396              81,823                   -
                                                      ----------------    ----------------   -----------------

                CASH AT THE END OF THE PERIOD         $         51,118    $         75,989   $          51,118
                                                      ================    ================   =================
SUPPLEMENTAL INFORMATION:
   Cash paid for interest and income taxes            $              -    $              -   $               -
                                                      ================    ================   =================
SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Offering costs charged to additional
      paid-in capital                                 $              -    $              -   $          (1,909)
                                                      ================    ================   =================
    Stock issued to acquire inventory
      (discontinued operations)                       $              -    $              -   $           5,000
                                                      ================    ================   =================
    Debt issued to acquire inventory
      (discontinued operations)                       $              -    $              -   $          27,355
                                                      ================    ================   =================
    Officer compensated with inventory
      (discontinued operations)                       $              -    $              -   $           2,788
                                                      ================    ================   =================

                                   OCIS CORP.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE   1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2005 and for the period from inception, February 6, 2002, through December 31, 2005, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2006. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

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

Income Taxes - Due to losses through June 30, 2006 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending June 30, 2006 and 2005, the Company did not have non- cash investing activities.

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

Inventory - Inventory is stated at the lower of cost determined by the first-in first-out (FIFO) method or market. Inventory cost includes those costs directly attributable to the product before sale.

Revenue recognition - Since inception, February 6, 2002, the Company has recognized revenue at the time the sale of the used equipment took place and title had transferred to the customer upon shipment or delivery. The Company has recognized $88,339 in sales from its discontinued operations since inception.

Note   3 - COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended June 30, 2006.

Note   4 - DISCONTINUED OPERATIONS

During the fourth quarter of 2005 the Company's management made the decision to discontinue its used materials handling equipment operations. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the three-and six-month periods ended June 30, 2006 and 2005, and cumulative from inception (February 6, 2002) to June 30, 2006. Since inception, the discontinued operations generated $88,339 in revenues and achieved a profit margin of $11,750, net of cost of sales of $76,589. General and administrative expenses from discontinued operations for the year ended December 31, 2005 were $8,485, and the basic loss per share from discontinued operations was ($0.01). The discontinued operations netted a positive cash flow of $29,669.

Note   5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit from discontinued operations of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $86,823. At June 30, 2006 the Company's only asset is $51,118 cash. The Company has current liabilities totaling $5,600.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, OCIS had working capital of $45,518. The Company's assets, presently, are sufficient to cover the limited ongoing expenses being incurred. However, they are probably not sufficient to start a new business and may be exhausted in looking for and acquiring a new business opportunity. If the Company cannot find a new business, it may have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations
---------------------

For the quarter ended June 30, 2006, we had no revenue. OCIS had a net loss of $7,225 for the quarter ended June 30, 2006, compared with a net loss of $3,799, including continued and discontinued operations, for the quarter ended June 30, 2005. OCIS management anticipates costs will remain relatively constant over the next couple of months with the primary focus on locating new business opportunities.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently terminated on December 31, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, we have used approximately $68,863 of the proceeds for the purchase of inventory, payment of expenses and liabilities. This number is an estimate based on use of cash by OCIS. Since OCIS has had sales and profits since the offering was completed, it is difficult to say the exact amount of proceeds used versus revenue.

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

                                   OCIS Corp.


Dated: August 11, 2006             By:/s/ Kirk Bloch
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer