Form 10QSB
period 2006-09-30
OCIS CORP
filed 2006-11-15
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended: September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of November 13, 2006.

Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No  [X]

                          PART I-FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                   OCIS Corp.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2006

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

                                   OCIS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                September 30,             December 31,
                                                                                     2006                  2005
                                                                              ------------------     -----------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash in bank                                                             $           50,707     $          63,396
                                                                              ------------------     -----------------

          Total Current Assets                                                            50,707                63,396
                                                                              ------------------     -----------------

TOTAL ASSETS                                                                  $           50,707     $          63,396
                                                                              ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $            6,200     $           2,722
                                                                              ------------------     -----------------

          Total Current Liabilities                                                        6,200                 2,722
                                                                              ------------------     -----------------

STOCKHOLDERS' EQUITY
     Preferred stock; $.001 par value, 10,000,000 shares
          authorized, no shares issued and outstanding                                         -                     -
     Common stock; $.001 par value, 90,000,000 shares
          authorized, 1,017,000 shares issued and
          outstanding both periods                                                         1,017                 1,017
     Capital in excess of par value                                                      131,324               131,324
     Deficit accumulated during the development stage                                    (87,834)              (71,667)
                                                                              ------------------     -----------------

          Total Stockholders' Equity                                                      44,507                60,674
                                                                              ------------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $           50,707     $          63,396
                                                                              ==================     =================

   The accompanying notes are in integral part of these financial statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                       Cumulative
                                                                                                                    from Inception,
                                                      For the Three Months             For the Nine Months            February 6,
                                                             Ended                              Ended                    2002,
                                                         September 30,                       September 30,          to September 30,
                                                     2006             2005              2006            2005             2006
                                                ---------------   --------------   --------------   -------------   ---------------
REVENUES                                        $             -   $            -   $            -   $           -   $             -

EXPENSES:
     General and administrative                           1,337            6,646           17,159          18,053            84,799
                                                ---------------   --------------   --------------   -------------   ---------------
             Total Expenses                               1,337            6,646           17,159          18,053            84,799
                                                ---------------   --------------   --------------   -------------   ---------------

NET LOSS FROM OPERATIONS                                 (1,337)          (6,646)         (17,159)        (18,053)          (84,799)

OTHER INCOME (EXPENSE)
     Interest income                                        326              326              993             888             3,286
     Interest expense                                         -                -                -               -            (3,635)
                                                ---------------   --------------   --------------   -------------   ---------------

TOTAL OTHER INCOME (EXPENSE)                                326              326              993             888              (349)
                                                ---------------   --------------   --------------   -------------   ---------------

NET LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                         (1,011)          (6,320)         (16,166)        (17,165)          (85,148)
     Provision for income taxes                               -                -                -               -                 -
                                                ---------------   --------------   --------------   -------------   ---------------

NET LOSS FROM CONTINUING OPERATIONS                      (1,011)          (6,320)         (16,166)        (17,165)          (85,148)
                                                ---------------   --------------   --------------   -------------   ---------------

DISCONTINUED OPERATIONS
  Revenues                                                    -                -                -           4,675            88,339
  Cost of Goods Sold                                          -                -                -          (6,500)          (76,589)
                                                ---------------   --------------   --------------   -------------   ---------------
     Gross profit (loss)                                                                                   (1,825)           11,750

  General and administrative expenses                         -                -                -               -            14,436
                                                ---------------   --------------   --------------   -------------   ---------------

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                     -                -                -          (1,825)           (2,686)
                                                ---------------   --------------   --------------   -------------   ---------------

NET LOSS FROM CONTINUING AND
  DISCONTINUED OPERATIONS                       $        (1,011)  $       (6,320)  $      (16,166)  $     (18,990)  $       (87,834)
                                                ===============   ==============   ==============   =============   ===============

BASIC INCOME (LOSS) PER SHARE:
    Continuing operations                       $        (0.001)  $       (0.006)  $       (0.016)  $      (0.017)
    Discontinued operations                     $             -   $            -   $            -   $      (0.002)
                                                ---------------   --------------   --------------   -------------
        Total                                   $        (0.001)  $       (0.006)  $       (0.016)  $      (0.019)
                                                ---------------   --------------   --------------   -------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  1,017,000        1,017,000        1,017,000       1,017,000
                                                ---------------   --------------   --------------   -------------


   The accompanying notes are in integral part of these financial statements.

                                    OCIS CORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Cumulative
                                                                                                    from Inception,
                                                                     For the Nine Months Ended     February 6, 2002
                                                                          September 30,            to September 30,
                                                                       2006            2005             2006
                                                                ---------------   --------------   ----------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS

Net loss from continuing operations                             $       (16,166)  $      (17,165)  $        (85,148)

Adjustments to reconcile net loss from continuing
  operations to cash used in operating activities:
     Offering costs charged to additional paid-in capital                     -                -             (1,909)

     Changes in operating assets and liabilities:
          Increase (decrease) in accounts payable and
            accrued expenses                                              3,477              521              6,200
                                                                ---------------   --------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS                                            (12,689)         (16,644)           (80,857)
                                                                ---------------   --------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  FROM CONTINUING OPERATIONS                                                  -                -                  -
                                                                ---------------   --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  FROM CONTINUING OPERATIONS
     Common stock issued for cash                                             -                -            129,250
     Payment on note payable - officer                                        -                -            (27,355)
                                                                ---------------   --------------   ----------------

NET CASH PROVIDED BY (USED IN) FINANCING
  FROM CONTINUING OPERATIONS                                                  -                -            101,895
                                                                ---------------   --------------   ----------------

NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                                                     -            3,175             29,669
                                                                ---------------   --------------   ----------------

NET CHANGE IN CASH                                                      (12,689)         (13,469)            50,707
CASH AT THE BEGINNING OF THE PERIOD                                      63,396           81,823                  -
                                                                ---------------   --------------   ----------------

CASH AT THE END OF THE PERIOD                                   $        50,707   $       68,354   $         50,707
                                                                ===============   ==============   ================

SUPPLEMENTAL INFORMATION:
  Cash paid for interest and income taxes                       $             -   $            -   $              -
                                                                ===============   ==============   ================

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
     Offering costs charged to additional
           paid-in capital                                      $             -   $            -   $         (1,909)
                                                                ===============   ==============   ================
     Stock issued to acquire inventory
          (discontinued operations)                             $             -   $            -   $          5,000
                                                                ===============   ==============   ================
     Debt issued to acquire inventory
          (discontinued operations)                             $             -   $            -   $         27,355
                                                                ===============   ==============   ================
     Officer compensated with inventory
          (discontinued operations)                             $             -   $            -   $          2,788
                                                                ===============   ==============   ================


   The accompanying notes are in integral part of these financial statements.

                                   OCIS CORP.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE   1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2005 and for the period from inception, February 6, 2002, through December 31, 2005, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2006. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

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

Income Taxes - Due to losses through September 30, 2006 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending September 30, 2006 and 2005, the Company did not have non-cash investing activities.

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

NOTE   3 - COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended September 30, 2006.

NOTE   4 - DISCONTINUED OPERATIONS

During the fourth quarter of 2005 the Company's management made the decision to discontinue its used materials handling equipment operations. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the three-and nine-month periods ended September 30, 2006 and 2005, and cumulative from inception (February 6, 2002) to September 30, 2006. Since inception, the discontinued operations generated $88,339 in revenues and achieved a profit margin of $11,750, net of cost of sales of $76,589. General and administrative expenses from discontinued operations for the year ended December 31, 2005 were $8,485, and the basic loss per share from discontinued operations was ($0.01). The discontinued operations netted a positive cash flow of $29,669.

                                   OCIS CORP.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE   5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit from discontinued operations of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $87,834. At September 30, 2006 the Company's only asset is $50,707 cash. The Company has current liabilities totaling $6,200.

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

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. OCIS believes there have been no significant changes during the nine month period ended September 30, 2006, to the items disclosed as significant accounting policies in management's Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

     Business in General

Our initial focus has been on buying and selling used warehouse storage systems, lift trucks and office components that facilitate office, commercial and industrial users with their inventory control, manufacturing process and/or office equipment needs. As part of the organization of OCIS, we purchased an initial inventory, which consist of warehousing rack systems and forklifts. Although we were initially successful in generating sales and revenue, our former president who ran the operation decided to pursue other interests. With the departure of the president and guiding force behind the business plan, the remaining management has been trying to decide how to proceed. At this point, the decision has been made to discontinue the operations related to the sale of used equipment. Management is now investigating other possibilities and business opportunities to pursue.

In November 2006, we entered into a letter of intent to acquire Ecology Coating, Inc. Under the proposed terms of the acquisition, we would acquire all of the issued and outstanding shares of Ecology Coating, Inc. in exchange for shares of OCIS common stock. It is anticipated that the management of Ecology Coating, Inc. will assume management positions with the Company and the business of Ecology Coating, Inc. will become the business of the Company.

At this time, a definitive agreement has not been completed and terms of the transaction may change as the parties complete their due diligence. Additionally, with no definitive agreement in place, it is still possible that the deal will not close and we will have to continue to look to other business opportunities.

Employees
---------

OCIS has no employees at this time. All employee functions are currently handled by Kirk Blosch the president of OCIS.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

OCIS relied on capital from founders to fund operations until capital from investors could be raised. OCIS was able to raise approximately $100,000 to use to operate and purchase inventory for sale. As of September 30, 2006, OCIS had working capital of $44,507. We anticipate additional cost as we investigate the potential acquisition of Ecology Coating, Inc.

Results of Operations
---------------------

For the quarter ended September 30, 2006, we had no revenue. For the quarter ended September 30, 2005, we had no revenues since we have discontinued our operations. We had a net loss of $1,011 for the quarter ended September 30, 2006, compared with a net loss of $6,320 for the quarter ended September 30, 2005. OCIS management anticipates costs will increase as we investigate the potential acquisition of Ecology Coating, Inc. and work on definitive agreements.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently closed on December 30, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed, we have used approximately $69,874 of the proceeds for the purchase of inventory, payment of expenses and liabilities. This number is an estimate based on use of cash by OCIS. Since OCIS has had sales, it is difficult to say the exact amount of proceeds used versus revenue.

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

     (b) Reports on Form 8-K.
            --------------------

     On November 7, 2006, we filed an 8-K covering the press release on the letter of intent with Ecology Coating, Inc. The press release was distributed by Ecology Coating, Inc.

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OCIS Corp.


Dated: November 13, 2006           By: /s/ Kirk Blosch
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer