Form 10KSB
period 2006-12-31
OCIS CORP
filed 2007-03-02
CIK 1173313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended       December 31, 2006
                                         -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to __________

         Commission File Number             333-91436
                               ----------------------

                                   OCIS Corp.
                                   ----------
               (Exact name of registrant as specified in charter)

         Nevada                                     26-0014658
------------------------------------        -------------------------
State or other jurisdiction of              (I.R.S. Employer I.D. No.)
incorporation or organization

2081 South Lakeline Drive, Salt Lake City, Utah            84109
-----------------------------------------------            -----
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801) 467-4566
                                               --------------

Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                N/A

Securities registered pursuant to section 12(g) of the Act:

                           None
                             (Title of class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [X]

         Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         (1) Yes [X] No [] (2) Yes [X] No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [] No

         State issuer's revenues for its most recent fiscal year: $0

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: OCIS does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for OCIS's Common Stock at February 6, 2007, of $2.25 per share, the market value of shares held by nonaffiliates would be $875,250.

         As of February 6, 2007, the Registrant had 1,017,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

    Transitional Small Business Disclosure Format (Check One) Yes []; No [X]

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

Business in General

Our initial focus has been on buying and selling used warehouse storage systems, lift trucks and office components that facilitate office, commercial and industrial users with their inventory control, manufacturing process and/or office equipment needs. As part of the organization of OCIS, we purchased an initial inventory, which consisted of warehousing rack systems and forklifts. Although we were initially successful in getting sales and revenue, our former president who ran the operation decided to pursue other interests. With the departure of the president and guiding force behind the business plan, the remaining management has been trying to decide how to proceed. At this point, the decision has been made to discontinue the operations related to the sale of used equipment. Management is now investigating other possibilities and business opportunities to pursue. Management has entered into a letter of intent with Ecology Coating, Inc. ("Ecology"). It is anticipated if an agreement is reached with Ecology its management would take control of OCIS and Ecology's business would become the business of OCIS. Additionally, the shareholder's of Ecology would become the major shareholders of OCIS. At this time, a definitive agreement has not been reached and the parties are still completing additional due diligence. If an agreement cannot be reached, OCIS will continue to pursue other business opportunities.

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

                            ITEM 3. LEGAL PROCEEDINGS

None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of OCIS during the fiscal year ended December 31, 2006.

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

                  Quarter Ended             High Bid          Low Bid
                  --------------            --------          -------
                  December 2004             $0.40             $0.40

                  March 2005                $0.60             $0.60
                  June 2005                 $0.55             $0.55
                  September 2005            $0.50             $0.50
                  December 2005             $1.51             $1.51

                  March 2006                $1.20             $1.20
                  June 2006                 $1.25             $1.25
                  September 2006            $1.25             $1.25
                  December 2006             $3.50             $2.50

At February 6, 2007, the bid and asked price for OCIS's Common Stock was $2.25 and $2.25, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Since its inception, OCIS has not paid any dividends on its Common Stock, and OCIS does not anticipate that it will pay dividends in the foreseeable future. At February 6, 2007, OCIS had approximately 46 shareholders.

In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently terminated on December 31, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed at the end of December 2003, we have used approximately $73,732 of the proceeds for the purchase of inventory, payment of expenses and liabilities. This number is an estimate based on use of cash by OCIS. Since OCIS has had sales and a profit since the offering closed, it is difficult to say the exact amount of proceeds used versus revenue.

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

Business in General

Our initial focus has been on buying and selling used warehouse storage systems and office components that will facilitate office, commercial and industrial users with their inventory control, manufacturing process and/or office equipment needs. With the departure of OCIS's former president, who ran operations, and the inability to increase revenues significantly, management is investigating other possible business ventures to enter. At this time, OCIS has entered into a letter of intent with Ecology Coatings, Inc. but has not completed a definitive agreement. Under the terms of the letter of intent, several items had to be accomplished by Ecology prior to the completion of a reorganization. At this time, management is uncertain whether a definitive agreement will be complete but will continue to pursue such agreement in the belief it is in OCIS and its shareholders' best interest. If an agreement cannot be reached, OCIS will start looking for other business opportunities.

Liquidity and Capital Resources

We have had sufficient resources to cover ongoing expenses and expansion. At December 31, 2006, we had $87,850 in cash, and liabilities owing of only $53,067. Part of the cash is the result of a stand still agreement with Ecology which was required to deposit $50,000 with us to prevent us from pursuing other potential deals for a certain time. The original stand still agreement expired on February 5, 2007 but was extended for an additional thirty days by Ecology depositing an additional $25,000. If the deal is not closed within the extended time frame, we will be entitled to keep the $75,000.

With the closure of our operations, our overall cash needs should be met with available resources. However, we would probably need additional funds to start a new business. Any business decision will be dictated by the requirement for start up funding and our ability to obtain sufficient funding to launch a new business endeavor.

Results of Operations

For the year ended December 31, 2006, we had no revenues as compared to $4,675 for the year ended December 31, 2005. We had a loss of $25,399 for the year ended December 31, 2006. Our expenses for 2006 were $26,825 as opposed to $17,573 for 2005. We would expect expenses to remain at the same levels for 2007 if we do not consummate the reorganization with Ecology. If a reorganization with Ecology is consummated, our financial outlook would change completely and be dependent on the business and finances of Ecology. At this time it is difficult to predict what the financial statements would look like from a reorganization with Ecology.

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

                           ITEM 8B. Other Information

None.

                                    PART III

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of February 20, 2007, the name, age, and position of each executive officer and director and the term of office of each director of OCIS.

   Name                   Age   Position                     Held Position Since
   ----                   ---   --------                     -------------------
   Kirk Blosch            52    President, Secretary,
                                Treasurer, Director          2002
   Jeff W. Holmes         53    Director, Vice President     2002
   Brent W. Schlesinger   52    Director                     2002

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


Jeff W. Holmes is a general partner and founder in the partnership of Blosch and Holmes, LLC, a business consulting and private venture funding general partnership founded in 1984. Since September 1997, Mr. Holmes has been a managing partner of the Scottsdale Equity Growth Fund, LLC, which is a private equity fund engaged in financing technology companies. Since September 1998, Mr. Holmes is the managing partner of DMG Advisors, LLC, which provides consulting to private and public companies. Mr. Holmes also served as the chairman of the board of directors of Ion Laser Technology, 1983 to 1994, a medical device company listed on the American Stock Exchange. Mr. Holmes is presently the chairman of the board of directors, chief executive officer and principal shareholder of Calibrus, Inc. a contact center located in Phoenix, Arizona. As a contact center, Calibrus handles inbound and outbound telephone calls for corporations. These calls can range from assistance with customer service to third party verification where a Calibrus operator will verify a party has agreed to purchase products over the telephone from another contact or call center. Mr. Holmes graduated from the University of Utah in 1976 with a Bachelor of Science degree in Marketing and Management.


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

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of OCIS:

         (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

         (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

                  (ii)     engaging in any type of business practice; or

                  (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

                         ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


The following tables set forth certain summary information concerning the compensation paid or accrued for each of OCIS's last three completed fiscal years to OCIS's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2006, the end of OCIS's last completed fiscal year):


                                                                           Nonqualified
                                                           Non-Equity      Deferred
Name and                                         Option    Incentive Plan  Compensation      All Other
Principal Position    Year   Salary   Bonus($)   Awards    Compensation    Earnings          Compensation   Total
------------------    ----   ------   --------   ------    ------------    --------         -------------   -----
Kirk Blosch, CEO      2006   $-0-     $-0-       -0-       -0-             -0-              -0-             -0-
Brent W. Schlesinger  2005   -0-      2,788      -0-       -0-             -0-              -0-             -0-
President and CEO     2004   -0-      2,000      -0-       -0-             -0-              -0-             -0-

Employment Agreements

OCIS does not have any employment agreements in place.

Board Compensation

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 20, 2007, the name and the number of shares of OCIS's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by OCIS to own beneficially, more than 5% of the 1,017,000 issued and outstanding shares of OCIS's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
of            Name of                                Amount and Nature of           Percentage
Class         Beneficial Owner                       Beneficial Ownership(1)        of Class
-----         ----------------                       -----------------------        --------
Common        Brent W. Schlesinger                   104,000                        10.22%
              3942 South 210 West
              Salt Lake City, Utah 84107

Common        Kirk Blosch                            262,000                        25.76%
              2081 South Lake Line Rd.
              Salt Lake City, Utah 84109

Common        Jeff W. Holmes                         262,000                        25.76%
              600 Highway 50 Pinewild
              At Marla Bay, Unit 101
              Zephyr Cove Nevada 89448

OFFICERS, DIRECTORS AND NOMINEES:
Common        Kirk Blosch                            --------See Above---------
Common        Jeff W. Holmes                         --------See Above---------
Common        Brent W. Schlesinger                   --------See Above---------
              All Officers and Directors
              as a group (3 persons)                 628,000                        61.75%

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

Kirk Blosch, an officer of the Company, is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. There were no additional transactions with related parties during 2005 or 2006.

                           TRANSACTIONS WITH PROMOTERS

There have been no transactions between OCIS and promoters during the last fiscal year.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

         Title of Document                                   Page
         -----------------                                   ----
         Independent Auditor's Report                        F-1
         Balance Sheets                                      F-2
         Statements of Operations                            F-3
         Statement of Stockholders' Equity                   F-4
         Statements of Cash Flows                            F-5
         Notes to Financial Statements                       F-6 - F-9

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

 (a)(3)EXHIBITS. The following exhibits are included as part of this report:

             SEC
Exhibit      Reference
Number       Number      Title of Document                        Location
------       ------      -----------------                        --------
Item 3                   Articles of Incorporation and Bylaws
3.01         3           Articles of Incorporation                Incorporated
                                                                  by reference*
3.02         3           Bylaws                                   Incorporated
                                                                  by reference*
Item 4                   Instruments Defining the Rights of
                         Security Holders
4.01         4           Specimen Stock Certificate               Incorporated
                                                                  by reference*
Item 31                  Certifications
31.01        31          CEO certification Pursuant
                         to 18 USC Section 1350, as
                         adopted pursuant to Section 302
                         of Sarbanes-Oxley Act of 2002            This Filing
31.02        31          CFO certification Pursuant
                         to 18 USC Section 1350, as
                         adopted pursuant to Section 302
                         of Sarbanes-Oxley Act of 2002            This Filing
32.01        32          CEO Certification pursuant to
                         section 906                              This Filing
32.02        32          CFO Certification pursuant to
                         Section 906                              This Filing

* Incorporated by reference from OCIS's registration statement on Form SB-2 filed with the Commission, SEC file no. 333-91436.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $8,000 and $6,800, for the years ending December 31, 2006 and 2005, respectively. The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our former accountant to the audit of our annual financial statements and review of our quarterly financial statements is $-0-.

2) Audit-Related Fees - $-0-. 3) Tax Fees. $500. 4) All Other Fees. -0-. 5) Not applicable.
6) Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                         OCIS Corp.



                         By: /s/ Kirk blosch
                            --------------------------------
                         Kirk Blosch, President
                         Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title       Date



/s/ Brent W. Schlesinger                    Director    February 27, 2007
------------------------------------
Brent W. Schlesinger



/s/ Krik Blosch                             Director    February 27, 2007
------------------------------------
Kirk Blosch



/s/ Jeff W. Holmes                          Director    February 27, 2007
------------------------------------
Jeff W. Holmes

                                   OCIS CORP.
                          (A Development Stage Company)

                              Financial Statements

                 For the Years Ended December 31, 2006 and 2005




Contents                                                              Page

Report of Independent Registered Public Accounting Firm................F-1

Financial Statements

Balance Sheets.........................................................F-2

Statements of Operations...............................................F-3

Statements of Changes in Stockholders' Equity..........................F-4

Statements of Cash Flows...............................................F-5

Notes to Financial Statements....................................F-6 - F-9

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
OCIS Corp.

We have audited the balance sheets of OCIS Corp. (a development stage company) (the Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of inception (February 6, 2002) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCIS Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and for the period of inception (February 6, 2002) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company. The Company is dependent on financing to continue operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans to resolve this uncertainty is also discussed in Note 7. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
February 15, 2007
Salt Lake City, Utah

                                   OCIS CORP.
                          (A Development Stage Company)
                                 Balance Sheets


                                                             December 31,          December 31,
                                                                 2006                  2005
                                                         --------------------   -------------------
ASSETS

CURRENT ASSETS:
Cash in bank                                             $             87,850   $            63,396
Due from Related Party (Note 4)                                           317                     -
Prepaid Expense                                                           175                     -
                                                         --------------------   -------------------

                                    Total Current Assets               88,342                63,396
                                                         --------------------   -------------------

                                            TOTAL ASSETS $             88,342   $            63,396
                                                         ====================   ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                    $              3,067   $             2,722
Stand Still Deposit (Note 5)                                           50,000                     -
                                                         --------------------   -------------------
                               Total Current Liabilities               53,067                 2,722
                                                         --------------------   -------------------

STOCKHOLDERS' EQUITY:
Preferred stock; $.001 par value, 10,000,000
    shares authorized, no shares issued and
    outstanding                                                            -                    -
Common stock; $.001 par value, 90,000,000
    shares authorized, 1,017,000 shares issued
    and outstanding both periods                                       1,017                 1,017
Capital in excess of par value                                        131,324               131,324
Deficit accumulated during the development stage
                                                                      (97,066)              (71,667)
                                                         --------------------   -------------------
                              Total Stockholders' Equity               35,275                60,674
                                                         --------------------   -------------------

                     TOTAL LIABILITIES AND STOCKHOLDERS'
                                                  EQUITY $             88,342   $            63,396
                                                         ====================   ===================



See Notes to Financial Statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                            Cumulative
                                                                                                          from Inception,
                                                    For the Year Ended         For the Year Ended        February 6, 2002,
                                                       December 31,               December 31,            to December 31,
                                                           2006                       2005                      2006
                                                 -------------------------  ------------------------   ---------------------
REVENUES                                         $                       -  $                      -   $                   -
                                                 -------------------------  ------------------------   ---------------------
EXPENSES:
     General and administrative                                    (26,825)                  (17,573)                (94,465)
                                                 -------------------------  ------------------------   ---------------------
             Total Expenses                                        (26,825)                  (17,573)                (94,465)
                                                 -------------------------  ------------------------   ---------------------

                       NET LOSS FROM OPERATIONS                    (26,825)                  (17,573)                (94,465)

OTHER INCOME (EXPENSE)
     Interest income                                                 1,426                     1,213                   3,720
     Interest expense                                                    -                         -                  (3,635)
                                                 -------------------------  ------------------------   ---------------------

                   TOTAL OTHER INCOME (EXPENSE)                      1,426                     1,213                      85
                                                 -------------------------  ------------------------   ---------------------

                       NET LOSS FROM CONTINUING
                 OPERATIONS BEFORE INCOME TAXES                    (25,399)                  (16,360)                (94,380)
                                                 -------------------------  ------------------------   ---------------------

Provision for income taxes                                               -                         -                       -
                                                 -------------------------  ------------------------   ---------------------

                       NET LOSS FROM CONTINUING
                                     OPERATIONS  $                 (25,399) $                (16,360)  $             (94,380)
                                                 =========================  ========================   =====================

DISCONTINUED OPERATIONS
  Revenues                                                               -                     4,675                  88,339
  Cost of Goods Sold                                                     -                    (6,500)                (76,589)
                                                 -------------------------  ------------------------   ---------------------
     Gross profit (loss)                                                                      (1,825)                 11,750

  General and administrative expenses                                    -                    (8,485)                (14,436)
                                                 -------------------------  ------------------------   ---------------------

                         NET INCOME (LOSS) FROM
                        DISCONTINUED OPERATIONS                          -                   (10,310)                 (2,686)
                                                 -------------------------  ------------------------   ---------------------

                   NET LOSS FROM CONTINUING AND
                        DISCONTINUED OPERATIONS  $                 (25,399) $                (26,670)  $             (97,066)
                                                 =========================  ========================   =====================

BASIC INCOME (LOSS) PER SHARE:
    Continuing operations                        $                  (0.025) $                 (0.016)
    Discontinued operations                      $                       -  $                 (0.010)
                                                 -------------------------  ------------------------
        Total                                    $                  (0.025) $                 (0.026)
                                                 -------------------------  ------------------------

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                           1,017,000                 1,017,000



See Notes to Financial Statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              FROM INCEPTION, FEBRUARY 6, 2002 TO DECEMBER 31, 2006


                                                                                                         Deficit
                                                                                                        Accumulated
                                                                             Additional     Common      During the       Total
                                                         Common Stock          Paid-in       Stock      Development   Stockholders'
                                                     Shares      Amount        Capital    Subscribed      Stage          Equity
                                                   ----------  ---------   ------------  -----------   ------------  --------------
Balance, February 6, 2002 (inception)                       -  $      -    $          -  $         -   $          -  $            -
Shares issued to incorporators for
   net assets of
   OCIS Company, at $0.05  per share                  200,000        200          9,800            -              -          10,000
Shares issued February 6, 2002 at $0.05                                                                                       5,000
   per share in exchange for inventory                100,000        100          4,900            -              -
Subscriptions for the purchase of                                                                                            14,945
   300,000 shares at $0.05                            300,000        300         14,700          (55)             -
Net income (loss) for the period from inception,
   February 6, 2002, through December 31, 2002              -          -              -            -        (22,173)        (22,173)
                                                   ----------  ---------   ------------  -----------   ------------  --------------
Balance, December 31, 2002                            600,000        600         29,400          (55)       (22,173)          7,772

Cash received from 2002 stock subscriptions                 -          -              -           55              -              55
Issuance of common shares for cash at $0.25           417,000        417        101,924            -              -         102,341
     per share, net of offering costs
Net income (loss) for the year ended
  December 31, 2003                                         -          -              -            -        (25,363)        (25,363)
                                                   ----------  ---------   ------------  -----------   ------------  --------------
Balance, December 31, 2003                          1,017,000      1,017        131,324            -        (47,536)         84,805

Net income (loss) for the year ended
  December 31, 2004                                         -          -              -            -          2,539           2,539
                                                   ----------  ---------   ------------  -----------   ------------  --------------
Balance, December 31, 2004                          1,017,000      1,017        131,324            -        (44,997)         87,344

Net income (loss) for the year ended
  December 31, 2005                                         -          -              -            -        (26,670)        (26,670)
                                                   ----------  ---------   ------------  -----------   ------------  --------------
Balance, December 31, 2005                          1,017,000      1,017        131,324            -        (71,667)         60,674

Net income (loss) for the year ended
  December 31, 2006                                         -          -              -            -        (25,399)        (25,399)
                                                   ----------  ---------   ------------  -----------   ------------  --------------

Balance, December 31, 2006                          1,017,000  $   1,017   $    131,324  $         -   $    (97,066) $       35,275
                                                   ==========  =========   ============  ===========   ============  ==============



See Notes to Financial Statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                       Cumulative from
                                                                For the Year        For the Year         Inception,
                                                                    Ended              Ended          February 6, 2002
                                                                December 31,        December 31,       to December 31,
                                                                    2006                2005                2006
                                                              -----------------   ----------------   -------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
      ACTIVITIES FROM CONTINUING OPERATIONS
Net loss from continuing operations                           $         (25,399)  $        (16,360)  $           (94,380)
Adjustments to reconcile net loss from continuing
   operations to cash rovided by (used in ) operating
   activities
     Offering costs charged to additional paid-in capital                     -                  -                (1,909)
     Changes in operating assets and liabilities:
          (Increase) decrease in due from officer                          (317)                 -                  (317)
          (Increase) decrease in prepaid expenses                          (175)                 -                  (175)
          Increase (decrease) in accounts payable and
            accrued expenses                                                345               (742)                3,067
          Increase in other current liabilities                          50,000                  -                50,000
                                                              -----------------   ----------------   -------------------

NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES FROM CONTINUING OPERATIONS                                24,454            (17,102)              (43,714)
                                                              -----------------   ----------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    FROM CONTINUING OPERATIONS                                                -                  -                     -
                                                              -----------------   ----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    FROM CONTINUING OPERATIONS
     Common stock issued for cash                                             -                  -               129,250
     Payment on note payable - officer                                        -                  -               (27,355)
                                                              -----------------   ----------------   -------------------

NET CASH PROVIDED BY (USED IN) FINANCING
    FROM CONTINUING OPERATIONS                                                -                  -               101,895
                                                              -----------------   ----------------   -------------------

NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                                                     -             (1,325)               29,669
                                                              -----------------   ----------------   -------------------

NET CHANGE IN CASH                                                       24,454            (18,427)               87,850
CASH AT THE BEGINNING OF THE PERIOD                                      63,396             81,823                     -
                                                              -----------------   ----------------   -------------------

CASH AT THE END OF THE PERIOD                                 $          87,850   $         63,396   $           87,850
                                                              =================   ================   ===================

SUPPLEMENTAL INFORMATION:
  Cash paid for interest and income taxes                     $              -    $             -    $                -
                                                              =================   ================   ===================

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Offering costs charged to additional paid-in capital        $               -   $              -   $            (1,909)
                                                              =================   ================   ===================

  Stock issued to acquire inventory (discontinued operations) $               -   $              -   $             5,000
                                                              =================   ================   ===================
  Debt issued to acquire inventory (discontinued operations)  $               -   $              -   $            27,355
                                                              =================   ================   ===================
  Officer compensated with inventory (discontinued operations)$               -   $          2,788   $             2,788
                                                              =================   ================   ===================


See Notes to Financial Statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006

Note   1 - Organization

The OCIS Corp. (The Company) was organized under the laws of the State of Nevada on February 6, 2002 and has elected a fiscal year end of December 31. The Company intended to engage in business operations to buy used equipment wholesale and resell it to other dealers or to retail customers. To this end, the Company acquired an inventory of used material handling equipment. During the fourth quarter of 2005 the Company discontinued its used materials handling equipment operations and is currently assessing other business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. All of the Company's revenue to date has been from sales to companies located in Utah.

Note   2 - Summary of Significant Accounting Policies

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes - Due to losses at December 31, 2006 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

The change in valuation allowance of $10,160 results from offsets against deferred tax assets arising from net operating loss carryforwards, which totaled $97,066 at December 31, 2006 and expire in 2026.

A reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory tax rate to pretax income (loss):

         Net loss at federal statutory rate of 35%   $     8,890
         State taxes (benefit)                             1,270
         Valuation allowance                             (10,160)
                                                     -----------

         Net income expense (benefit)                $         0
                                                     ===========

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended December 31, 2006 and since inception, February 6, 2002, the Company did not have non-cash investing activities.

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

                                   OCIS CORP.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)
                                December 31, 2006

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

Note   4 - Related Party Transactions

At inception, the Company entered into a Purchase and Sale Agreement with the former President of the Company and P.S. Enterprises, a Utah DBA of the President. Under the agreement, the Company purchased certain used materials handling inventory. Each item purchased was valued at the lower of cost of the inventory item to the President or P.S. Enterprises or the appraised wholesale market value. The original purchase price of the inventory was $45,626. The Company issued 100,000 shares of common stock valued at $0.05 per share totaling $5,000 and executed a promissory note for the remaining balance of $40,626. The note provided for simple interest at a rate of 6% per annum.

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

                                   OCIS CORP.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)
                                December 31, 2006


Note   4 - Related Party Transactions (continued)

On August 31, 2005 the Company accepted the resignation of its former President, Brent W. Schlesinger, who agreed to continue to work with the Company on a consultant basis through February 2006. During the fourth quarter of 2005 the Company's management made the decision to discontinue its used equipment operations. The Company had made no purchases or sales of used materials handling equipment since the first quarter of 2005. The remaining inventory on hand, with a cost of $2,788, was given to Mr. Schlesinger as compensation for past services rendered.

Certain officers of the Company have used personal funds for airfare, hotel, conference registration and other expenses in conducting the affairs of the Company. Such expenses are periodically reimbursed by the Company. As of December 31, 2006 the Company had reimbursed an officer $317 in excess of the amount due him. The officer subsequently repaid the $317 shortly after year end.

Note   5 - Contingencies and Commitments

As discussed in a Form 8-K filed on November 7, 2006, the Company entered into a Letter of Intent to acquire Ecology Coating, Inc., a California corporation. In the event the proposed agreement is consummated, the holders of the capital stock of Ecology Coating, Inc. would acquire control of the Company. On November 6, 2006 Ecology paid the Company a $50,000 "stand still deposit" upon signing the Letter of Intent to allow both companies 90 days to complete their respective due diligence procedures. Ecology has the option to extend the closing date for an additional 30 days upon the payment of an additional $25,000 to the Company which was paid in February, 2007. The Company will retain the deposit(s) if the closing of the merger does not occur for any reason. The Company will refund the deposit(s) to Ecology on the closing date of the merger. As of December 31, 2006, the companies had not entered into a definitive agreement regarding the proposed merger transaction. There is no assurance that this transaction will be consummated.

Note   6 - Development Stage Company and Going Concern

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $97,066. At December 31, 2006 the Company's total assets are $88,342 including $87,850 cash. The Company has current liabilities totaling $53,067 including a $50,000 "stand still deposit" from Ecology Coating, Inc.

The Company, during 2003, completed the sale of 417,000 shares of its common stock at $0.25 per share to raise capital so that it can develop successful operations per its business plan. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

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

                                   OCIS CORP.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)
                                December 31, 2006


Note   6 - Development Stage Company and Going Concern (continued)

Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.