Form 10QSB
period 2007-03-31
OCIS CORP
filed 2007-04-20
CIK 1173313

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended: March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,017,000 shares of its $0.001 par value common stock as of March 31, 2007.

Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No  [X]

                          PART I-FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                   OCIS Corp.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2007

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

                                   OCIS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                  March 31,            December 31,
                                                                                    2007                  2006
                                                                              -----------------     -----------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash in bank                                                             $         130,950     $          87,850
     Due from Related Party                                                                   -                   317
     Prepaid Expense                                                                          -                   175
                                                                              -----------------     -----------------

          Total Current Assets                                                          130,950                88,342
                                                                              -----------------     -----------------

TOTAL ASSETS                                                                  $         130,950     $          88,342
                                                                              =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $           7,030     $           3,067
     Stand Still Deposit                                                                100,000                50,000
                                                                              -----------------     -----------------

          Total Current Liabilities                                                     107,030                53,067
                                                                              -----------------     -----------------

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value, 10,000,000 shares
          authorized, no shares issued and outstanding                                        -                     -
     Common stock; $.001 par value, 90,000,000 shares
          authorized, 1,017,000 shares issued and
          outstanding both periods                                                        1,017                 1,017
     Capital in excess of par value                                                     131,324               131,324
     Deficit accumulated during the development stage                                  (108,421)              (97,066)
                                                                              -----------------     -----------------

          Total Stockholders' Equity                                                     23,920                35,275
                                                                              -----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $         130,950     $          88,342
                                                                              =================     =================


See Notes to Unaudited Financial Statements.

                                   OCIS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Cumulative
                                                                                                 from Inception,
                                                         For the Three Months Ended              February 6, 2002,
                                                                  March 31,                        to March 31,
                                                         2007                  2006                   2007
                                                   ----------------     ------------------     -------------------
REVENUES                                           $              -     $                -     $                 -

EXPENSES:
     General and administrative                              12,140                  8,260                 106,605
                                                   ----------------     ------------------     -------------------
             Total Expenses                                  12,140                  8,260                 106,605
                                                   ----------------     ------------------     -------------------

NET LOSS FROM OPERATIONS                                    (12,140)                (8,260)               (106,605)

OTHER INCOME (EXPENSE)
     Interest income                                            785                    329                   4,505
     Interest expense                                             -                      -                  (3,635)
                                                   ----------------     ------------------     -------------------

TOTAL OTHER INCOME (EXPENSE)                                    785                    329                     870
                                                   ----------------     ------------------     -------------------

NET LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                            (11,355)                (7,931)               (105,735)
     Provision for income taxes                                   -                      -                       -
                                                   ----------------     ------------------     -------------------

NET LOSS FROM CONTINUING OPERATIONS                         (11,355)                (7,931)               (105,735)

DISCONTINUED OPERATIONS
     Revenues                                                     -                      -                  88,339
     Cost of Goods Sold                                           -                      -                 (76,589)
                                                   ----------------     ------------------     -------------------
          Gross profit (loss)                                     -                      -                  11,750

     General and administrative expenses                          -                      -                  14,436
                                                   ----------------     ------------------     -------------------

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                         -                      -                  (2,686)
                                                   ----------------     ------------------     -------------------

NET LOSS FROM CONTINUING AND
  DISCONTINUED OPERATIONS                          $        (11,355)    $           (7,931)    $          (108,421)
                                                   ================     ==================     ===================

BASIC INCOME (LOSS) PER SHARE:
     Continuing operations                         $         (0.011)    $           (0.008)
     Discontinued operations                                      -                      -
                                                   ----------------     ------------------
          Total                                    $         (0.011)    $           (0.008)
                                                   ================     ==================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                        1,017,000              1,017,000
                                                   ================     ==================


See Notes to Unaudited Financial Statements.

                                    OCIS CORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 Cumulative
                                                                                                              from Inception,
                                                                            For the Three Months Ended        February 6, 2002
                                                                                    March 31,                   to March 31,
                                                                             2007              2006                2007
                                                                      -----------------   ----------------   --------------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS

Net loss from continuing operations                                   $         (11,355)  $         (7,931)  $           (105,735)

Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities:
     Offering costs charged to additional paid-in capital                             -                  -                 (1,909)

     Changes in operating assets and liabilities:
          (Increase) decrease in prepaid expenses                                   175                  -                      -
          (Increase) decrease in due from officer                                   317                  -                      -
          Increase (decrease) in accounts payable and
            accrued expenses                                                      3,963              4,398                  7,030
         Increase in other current liabilities                                   50,000                  -                100,000
                                                                      -----------------   ----------------   --------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS                                                     43,100             (3,533)                  (614)
                                                                      -----------------   ----------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  FROM CONTINUING OPERATIONS                                                          -                  -                      -
                                                                      -----------------   ----------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  FROM CONTINUING OPERATIONS
     Common stock issued for cash                                                     -                  -                129,250
     Payment on note payable - officer                                                -                  -                (27,355)
                                                                      -----------------   ----------------   --------------------

NET CASH PROVIDED BY (USED IN) FINANCING
  FROM CONTINUING OPERATIONS                                                          -                  -                101,895
                                                                      -----------------   ----------------   --------------------

NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                                                             -                  -                 29,669
                                                                      -----------------   ----------------   --------------------

NET CHANGE IN CASH                                                               43,100             (3,533)               130,950

CASH AT THE BEGINNING OF THE PERIOD                                              87,850             63,396                      -
                                                                      -----------------   ----------------   --------------------

CASH AT THE END OF THE PERIOD                                         $         130,950   $         59,863   $            130,950
                                                                      =================   ================   ====================

SUPPLEMENTAL INFORMATION:
  Cash paid for interest and income taxes                             $               -   $              -   $                  -
                                                                      =================   ================   ====================

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
     Offering costs charged to additional paid-in capital             $               -   $              -   $             (1,909)
                                                                      =================   ================   ====================
     Stock issued to acquire inventory (discontinued operations)      $               -   $              -   $              5,000
                                                                      =================   ================   ====================
     Debt issued to acquire inventory (discontinued operations)       $               -   $              -   $             27,355
                                                                      =================   ================   ====================
     Officer compensated with inventory (discontinued operations)     $               -   $              -   $              2,788
                                                                      =================   ================   ====================

See Notes to Unaudited Financial Statements.
                                        5

                                   OCIS CORP.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE   1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 and for the period from inception, February 6, 2002, through December 31, 2006, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 2, 2007. In particular, the Company's significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

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

Income Taxes - Due to losses through March 31, 2007 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 "Accounting for Income Taxes" due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the periods ending March 31, 2007 and 2006, the Company did not have non-cash investing activities.

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

Note   3 - COMMON STOCK TRANSACTIONS

On December 30, 2003 the Company closed an offering for the sale of a minimum of 300,000 shares or maximum of 600,000 shares of its authorized but previously unissued common stock at $0.25 per share. The shares were offered pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. The Company accepted subscriptions for the purchase of 417,000 shares for a total of $104,250. The officers of the Company acted as sales agents and no commissions were incurred by the Company. A total of $1,909 in expenses directly related to the offering was offset against capital in excess of par value. No additional shares were sold during the period ended March 31, 2007.

Note   4 - DISCONTINUED OPERATIONS

During the fourth quarter of 2005 the Company's management made the decision to discontinue its used materials handling equipment operations. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006, and cumulative from inception (February 6, 2002) to March 31, 2007. Since inception, the discontinued operations generated $88,339 in revenues and achieved a profit margin of $11,750, net of cost of sales of $76,589. General and administrative expenses were $14,436, and the basic loss per share from discontinued operations was ($0.01). The discontinued operations netted a positive cash flow of $29,669.

Note   5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. As reported in the financial statements, the Company has a cumulative gross profit from discontinued operations of $11,750 from the sale of used materials handling equipment and an accumulated deficit of $108,421. At March 31, 2007 the Company's only asset is $130,950 cash. The Company has current liabilities totaling $107,030.

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

                                   OCIS CORP.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note   5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN (continued)

As discussed in our Form 10-KSB for the fiscal year ended December 31, 2006, the Company entered into a Letter of Intent to acquire Ecology Coatings, Inc., a California corporation. On November 6, 2006 the Company received a $50,000 "stand still deposit" upon signing of a Letter of Intent, and during the three-month period ended March 31, 2007 the Company received two additional deposits of $25,000 each upon Ecology's exercise of its option to extend the closing date. The Company will retain the deposits if the closing of the merger does not occur for any reason. The Company will refund the deposits to Ecology on the closing date of the merger. As of March 31, 2007, the companies had not closed the agreement, and there is no assurance that this transaction will be consummated.

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

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. OCIS believes there have been no significant changes during the three month period ended March 31, 2007, to the items disclosed as significant accounting policies in management's Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In November 2006, we entered into a letter of intent to acquire Ecology Coatings, Inc. Under the proposed terms of the acquisition, we would acquire all of the issued and outstanding shares of Ecology Coatings, Inc. in exchange for shares of OCIS common stock. It is anticipated that the management of Ecology Coatings, Inc. will assume management positions with the Company and the business of Ecology Coatings, Inc. will become the business of the Company.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

OCIS relied on capital from founders to fund operations until capital from investors could be raised. OCIS was able to raise approximately $100,000 to operate and purchase inventory for sale. As of March 31, 2007, OCIS had working capital of $23,920. We anticipate additional cost as we investigate the potential acquisition of Ecology Coatings, Inc. The majority of our assets consist of cash received from Ecology as part of a stand still deposit. As of March 31, 2007, the standstill deposit was $100,000. If the proposed merger with Ecology Coatings, Inc. is closed, the standstill deposit will be returned. If the transaction with Ecology Coatings, Inc. is not closed within the timeframes specified, OCIS may keep the deposits.

Results of Operations
---------------------

For the quarter ended March 31, 2007 and 2006, we had no revenue. We had a net loss of $11,355 for the quarter ended March 31, 2007, compared with a net loss of $7,931 for the quarter ended March 31, 2006. OCIS management anticipates costs will increase as we continue to work on closing the merger with Ecology Coatings, Inc. The increased cost in the March 31, 2007 quarter was primarily the result of the legal and accounting fees associated with the Ecology Coatings, Inc. proposed transaction. If the merger with Ecology Coatings, Inc. closes, future revenues and expenses will be substantially different as they would be the revenues and expenses of Ecology Coatings, Inc.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


In December 2003, OCIS completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-91436. OCIS raised a total of $104,250 through the sale of 417,000 shares of common stock to 50 shareholders at an offering price of $0.25 per share. The offering was subsequently closed on December 30, 2003. The offering was for the sale of a minimum of 300,000 shares and a maximum of 600,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $102,341. The officers and directors of OCIS acted as sales agents and no commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed, we have used approximately $70,000 of the proceeds for the purchase of inventory, payment of expenses and liabilities. This number is an estimate based on use of cash by OCIS. Since OCIS has had sales, it is difficult to say the exact amount of proceeds used versus revenue.

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

                                   OCIS Corp.


Dated: April 20, 2007                          By: /s/ Kirk Blosch
                                      ----------------------------------
                                      Kirk Blosch, Principal Accounting
                                      and Chief Financial Officer