Form 10QSB
period 2007-06-30
Ecology Coatings, Inc.
filed 2007-08-20
CIK 1173313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File No.  333-91436
ECOLOGY COATINGS, INC.

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35980 Woodward Avenue, Suite 200, Michigan 48304
(Address of principal executive offices)
(248) 723-2223
(Issuer’s telephone number)
OCIS Corporation
2081 South Lakeline Drive
Salt Lake City, Utah 84109
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 17, 2007

Common Stock, $.001 par value	32,130,684
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

Item 1. FINANCIAL STATEMENTS
Special Note:
Effective July 27, 2007, OCIS Corp. acquired the outstanding common stock of Ecology Coatings, Inc. in a transaction accounted for as a reverse merger. The pre-merger stockholders of Ecology Coatings, Inc. hold approximately 95% of the post-merger common stock outstanding of OCIS Corp. (which was subsequently renamed Ecology Coatings, Inc.)
As the merger occurred after June 30, 2007, the end of the quarter, the financial statements of OCIS Corp. have been included in this document together with the separate financial statements of Ecology Coatings, Inc. for the periods required to be presented. As OCIS was largely inactive, the accompanying Management’s Discussion and Analysis is focused solely upon the economic activity of Ecology Coatings, Inc.

OCIS CORP.
(A Development Stage Company)
BALANCE SHEETS
June 30, 2007 and December 31, 2006
ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$113,966	$87,850
Due from related party	—	317
Prepaid expense	—	175

Total Current Assets	113,966	88,342

TOTAL ASSETS	$113,966	$88,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,623	$3,067
Stand still deposit	100,000	50,000

Total Current Liabilities	102,623	53,067

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock; $.001 par value, 90,000,000 shares authorized, 1,600,000 shares issued and outstanding	1,600	1,600
Capital in excess of par value	130,741	130,741
Deficit accumulated during development stage	(120,998)	(97,066)

Total Stockholders’ Equity	11,343	35,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,966	$88,342

The Accompanying Notes are an Integral Part
of the Financial Statements

OCIS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from Inception,
	For the Three Months Ended		For the Six Months Ended		February 6, 2002,
	June 30,		June 30,		to June 30,
	2007	2006	2007	2006	2007
REVENUES	$—	$—	$—	$—	$—

EXPENSES:
General and administrative	13,552	7,561	25,692	15,821	120,157

Total Expenses	13,552	7,561	25,692	15,821	120,157

NET LOSS FROM OPERATIONS	(13,552)	(7,561)	(25,692)	(15,821)	(120,157)

OTHER INCOME (EXPENSE)	975	337	1,760	666	1,845

NET LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(12,577)	(7,224)	(23,932)	(15,155)	(118,312)
Provisions for income taxes	—	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(12,577)	(7,224)	(23,932)	(15,155)	(118,312)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	—	—	—	(2,686)

NET LOSS	$(12,577)	$(7,224)	$(23,932)	$(15,155)	$(120,998)

BASIC INCOME (LOSS) PER SHARE:
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.09)
Discontinued operations	$—	$—	$—	$—	$—

Total	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.09)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	1,600,000	1,600,000	1,600,000	1,600,000	1,368,856

The Accompanying Notes are an Integral Part
of the Financial Statements

OCIS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from Inception,
	For the Six Months Ended		February 6, 2002,
	June 30,		to June 30,
	2007	2006	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss from continuing operations	$(23,932)	$(15,155)	$(118,312)

Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	175	—	—
(Increase) decrease in due from related party	317	—	—
Increase (decrease) in accounts payable and accrued expenses	(444)	2,877	2,623
Increase in stand still deposits	50,000	—	100,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	26,116	(12,278)	(15,689)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Common stock issued for cash, net of offering costs	—	—	127,341
Payment on note payable — officer	—	—	(27,355)

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	—	—	99,986

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	29,669

NET CHANGE IN CASH	26,116	(12,278)	113,966

CASH AT THE BEGINNING OF THE PERIOD	87,850	63,396	—

CASH AT THE END OF THE PERIOD	$113,966	$51,118	$113,966

SUPPLEMENTAL INFORMATION:
Cash paid for interest and income taxes	$—	$—	$—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs charged to additional paid in capital	$—	$—	$(1,909)

Stock issued to acquire inventory (discontinued operations)	$—	$—	$5,000

Debt issued to acquire inventory (discontinued operations)	$—	$—	$27,355

Officer compensated with inventory (discontinued operations)	$—	$—	$2,788

The Accompanying Notes are an Integral Part
of the Financial Statements

OCIS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1 — Condensed Interim Financial Statements
The accompanying unaudited condensed financial statements include the accounts of OCIS Corp. These statements are condensed and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2006 and for the period from inception, February 6, 2002, through December 31, 2006, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 2, 2007. In particular, the Company’s significant accounting policies were presented as Note 2 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.
Note 2 — Summary of Significant Accounting Policies
Organization — The Company was organized under the laws of the State of Nevada on February 6, 2002 and has elected a fiscal year end of December 31. The Company intended to engage in business operations to buy used equipment wholesale and resell it to other dealers or to retail customers. To this end, the Company acquired an inventory of used material handling equipment. During the fourth quarter of 2005 the Company discontinued its used materials handling equipment operations (Note 4) and is currently assessing other business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.
Net Loss Per Share — The computation of net loss per share of common stock is computed on the weighted average number of shares outstanding during the periods presented.
Income Taxes — Due to losses through June 30, 2007 and since inception, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 “Accounting for Income Taxes” due to the uncertainty of their realization.
Cash and Cash Equivalents — For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OCIS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
Note 3 — Common Stock Transactions
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
Note 4 — Discontinued Operations
During the fourth quarter of 2005 the Company’s management made the decision to discontinue its used materials handling equipment operations. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the six month periods ended June 30, 2007 and 2006, and cumulative from inception (February 6, 2002) to June 30, 2007. Since inception, the discontinued operations generated $88,339 in revenues and achieved a profit margin of $11,750, net of cost of sales of $76,589. General and administrative expenses were $14,436, and the basic loss per share from discontinued operations was ($0.00). The discontinued operations netted a positive cash flow of $29,669.
Note 5 — Development Stage Company and Going Concern
The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. At June 30, 2007 the Company’s only asset is $113,966 of cash and cash equivalents. The Company has current liabilities totaling $102,623 at June 30, 2007.
During 2003 the Company completed the sale of 417,000 shares of its common stock at $0.25 per share to raise capital so that it could develop operations per its business plan. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.
The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it is able to engage in profitable business operations. The Company’s inability to obtain additional funding, as required, would severely impair its business operations and there can be no assurance that the Company’s operating plan will be successful. If the Company is unable to obtain adequate capital it could be forced to cease operations.
As discussed in our Form 10-KSB for the fiscal year ended December 31, 2006, the Company entered into a Letter of Intent to acquire Ecology Coatings, Inc., a California corporation. On November 6, 2006 the Company received a $50,000 “stand still deposit” upon signing of a Letter of Intent, and during the six-month period ended June 30, 2007 the Company received two additional deposits of $25,000 each upon Ecology’s exercise of its option to extend the closing date. The Company will retain the deposits if the closing of the merger does not occur for any reason. The Company will refund the deposits to Ecology on the closing date of the merger. The merger was effective as of July 27, 2007.

OCIS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
Note 6 – Subsequent Events
Stock Split. On June 4, 2007 the Company split its common stock on the basis of 1.573255 shares to 1. The accompanying financial statements give retroactive effect of the stock split for all periods presented.
Reverse Merger. Effective on July 27, 2007, the Company completed its reverse merger with Ecology Coatings, Inc. The stand still deposit, totaling $100,000 was returned to Ecology Coatings, Inc. on August 2, 2007.
Note 7 – Unaudited Pro Forma Financial Statements
The pro forma unaudited financial statements reflect the Closing of the exchange transaction as of June 30, 2007, for Balance Sheet purposes as if the Closing had occurred as of such date, and for the twelve months ended September 30, 2006, and for the nine months ended June 30, 2007 for Statement of Operations purposes, as if the Closing had occurred the first day of the respective periods.
The unaudited pro forma financial data and the notes thereto should be read in conjunction with Ecology and OCIS’ assumptions and estimates of management that are subject to change. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the exchange transaction had actually occurred on the indicated dates.
The reverse merger with OCIS Corporation was effective as of July 27, 2007. The shareholders of Ecology acquired approximately 95% of the voting stock of OCIS. OCIS had no significant operating history. The consideration to the shareholders of OCIS was approximately 5% of the stock, at closing, of the successor company.

ECOLOGY COATINGS, INC.
UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
JUNE 30, 2007

	Ecology Coatings, Inc.	OCIS Corporation	Pro Forma		Pro Forma
	June 30, 2007	June 30, 2007	Adjustments		Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,609,921	$113,966	$292,000	A	$1,815,887
			(200,000)	B

Prepaid expenses	38,500	—	500,000	B	538,500

TOTAL CURRENT ASSETS	1,648,421	113,966			2,354,387

Property and Equipment
Computer equipment	4,054	—			4,054
Furniture and fixtures	1,565	—			1,565
Test equipment	7,313	—			7,313
Sign	213	—			213
Software	212	—			212

Total fixed assets	13,357	—			13,357
Less: Accumulated depreciation	(3,045)	—			(3,045)

Property and Equipment, net	10,312	—			10,312
Patents-net	299,801	—			299,801
Trademarks-net	3,525	—			3,525
Merger fee	159,499	—	(100,000)	C	—
			(59,499)	E

TOTAL ASSETS	$2,121,558	$113,966			$2,668,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$658,168	$2,623			$660,791
Consulting agreement payable	—	—	200,000	B	200,000
Deferred revenue	35,301	—			35,301
Interest payable	185,243	—	(49,470)	A	135,773
Standstill Deposit	—	100,000	(100,000)	C	—
Convertible notes payable	1,818,356	—	(1,700,000)	A
			27,305	H	145,661
Notes payable — related party	243,500	—			243,500

TOTAL CURRENT LIABILITIES	2,940,568	102,623			1,421,026

Consulting agreement payable — long term portion	—	—	100,000	B	100,000

TOTAL LIABILITIES	$2,940,568	$102,623			$1,521,026

ECOLOGY COATINGS, INC.
UNAUDITED PRO FORMA CONDENSED BALANCE SHEET (CONTINUED)
JUNE 30, 2007

	Ecology Coatings, Inc.	OCIS Corporation	Pro Forma		Pro Forma
	June 30, 2007	June 30, 2007	Adjustments		Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Stockholders’ Equity
Preferred Stock	$—	$—			$—
Common Stock	3,133,478	1,600	2,041	A	32,131
			(301,040)	G
			(1,600)	D
			(2,802,348)	I
Capital in Excess of Par Value	—	130,741	2,039,429	A	5,094,661
			(59,499)	E
			1,600	D
			(120,998)	F
			301,040	G
			2,802,348	I
Accumulated Deficit	(3,952,488)	(120,998)	120,998	F	(3,979,793)
			(27,305)	H

Total Stockholders’ Equity (Deficit)	(819,010)	11,343			1,146,999

Total Liabilities and Stockholders’ Equity (Deficit)	$2,121,558	$113,966			$2,668,025

Note: The executed reverse merger agreement calls for 1.6 million shares of the merged entity to be owned by OCIS shareholders at the time of the merger. As a condition of the reverse merger, Ecology Coatings must raise $4,000,000 of debt and/or equity capital. This condition is reflected in this pro forma balance sheet.
Note: The number of shares outstanding at June 30, 2007 reflects 28,200,000 shares outstanding at that date together with, 186,250 issued to three consultants, 1,600,000 owned by shareholders of OCIS as of the reverse merger, and 2,144,434 issued to investors in the private placement.
A. Reflects cash raised of $292,000 after the balance sheet date and the conversion of $1,749,470 in notes payable and accrued interest. Ecology Coatings capital raise. See “Note” on this page. The amount shown reflects the allocation of 32,160,684 at $.001 to Common Stock with the remainder to Capital in Excess of Par
B. Reflects conditions of a consulting agreement with two principals of OCIS. Agreement calls for payment of $200,000 at closing of reverse merger and $300,000 paid in 18 equal monthly increments beginning in first month after reverse merger. Consulting agreement will continue for 18 months.
C. Elimination of these offsetting asset and liability accounts. The amount reflects consideration paid by Ecology Coatings, Inc. to
OCIS Corporation in exchange for OCIS’ forbearance from entering into any other reverse merger agreements.
D. Reflects the adjustment of the OCIS equity.
E. The legal fees of $59,499 associated with the merger are absorbed into Capital in Excess of Par Value.
F. Reflects the elimination of the Accumulated Deficit from OCIS.
G. Reflects the re-allocation of Ecology Common Stock into Capital paid in excess.
H. Realization of beneficial conversion feature on convertible debt.

ECOLOGY COATINGS, INC.
UNAUDITED PRO FORMA CONDENSED INCOME STATEMENT
For the Twelve Months Ending September 30, 2006

		OICS
	Ecology	Corporation
	Coatings, Inc.	For the
	For the Fiscal	Twelve
	Year Ended	Months Ended
	September 30,	September 30,	Pro Forma	Pro Forma
	2006	2006	Adjustments	Consolidated
	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$41,838	$—		$41,838
General and administrative costs	636,230	16,679		652,909

Operating Loss	(594,392)	(16,679)		(611,071)

Other Income (Expenses)
Interest income	—	1,318		1,318
Interest expense	(65,234)	—	38,640 A	(53,899)
			(27,305) B

Total Other Income (Expenses)	(65,234)	1,318		(52,581)

Net Loss from Continuing Operations	(659,626)	(15,361)		(663,652)

Net Profit from Discontinued Operations	—	8,485		8,845

Net Loss	$(659,626)	$(6,876)		$(654,807)

Basic and diluted net loss per share:

Continuing operations	$(0.03)	$(0.01)		$(0.02)
Discontinued operations	—	$0.01		$0.00

Total basic and diluted net loss per share:	$(0.03)	$0.00		$(0.02)

Basic and diluted weighted average of common shares outstanding	24,662,466	1,600,000		32,130,684

Note: The executed reverse merger agreement calls for 1.6 million shares of the merged entity to be owned by OCIS shareholders at the time of the merger. As a condition of the reverse merger, Ecology Coatings must raise $4,000,000 in debt and/or equity capital.
Note: The pro forma number of shares outstanding at September 30, 2006 reflects 28,200,000 shares outstanding at that date together with, 186,250 issued to three consultants, 1,600,000 owned by shareholders of OCIS as of the reverse merger, and 2,144,434 issued to investors in the private placement.
A. Reflects the adjustment to interest expense if the transaction had taken place on October 1, 2005 and the convertible notes were converted to equity on that date.
B. Realization of beneficial conversion feature of convertible debt.

ECOLOGY COATINGS, INC.
UNAUDITED PRO FORMA CONDENSED INCOME STATEMENT
For the Nine Months Ending June 30, 2007

		OICS
		Corporation
	Ecology	For the Nine
	Coatings, Inc.	Months
	For the Nine	Ended
	Months Ended	June 30,	Pro Forma	Pro Forma
	June 30, 2007	2007	Adjustments	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$31,251	$—		$31,251
General and administrative costs	2,517,550	35,358		2,552,908

Operating Loss	(2,486,299)	(35,358)		(2,521,657)

Other Income (Expenses)
Interest income	8,885	2,194		11,079
Interest expense	(218,775)	—	61,699 A	(204,541)
			(47,465) B

Total Other Income (Expenses)	(209,890)	2,194		(193,462)

Net Loss	$(2,696,189)	$(33,164)		$(2,715,119)

Basic and diluted net loss per share:	$(0.10)	$(0.02)		$(0.08)

Basic and diluted weighted average of common shares outstanding	28,379,935	1,600,000		32,160,684

Note: The executed reverse merger agreement calls for the issuance of 1.6 million shares of the merged entity to OCIS shareholders at the time of the merger. As a condition of the reverse merger, Ecology Coatings must raise $4,000,000 in debt and/or equity capital.
Note: The number of shares outstanding at September 30, 2006 reflects 28,200,000 shares outstanding at that date together with, 186,250 issued to three consultants, 1,600,000 issued to shareholders of OCIS at the time of the reverse merger, and 2,144,434 issued to investors in the private placement.
A. Reflects the adjustment to interest expense if the transaction had taken place on October 1, 2005 and the convertible notes were converted to equity on that date.
B. Realization of beneficial conversion feature on convertible debt.

ECOLOGY COATINGS, INC.
BALANCE SHEETS
ASSETS

	June 30, 2007	September 30, 2006
	(Unaudited)	Audited
Current:
Cash and cash equivalents	$1,609,921	$736,379
Prepaid expenses	38,500	31,357

Total Current Assets	1,648,421	767,736

Property and Equipment:
Computer equipment	4,054	1,733
Furniture and fixtures	1,565	1,062
Test equipment	7,313	6,862
Signs	213	—
Software	212	—

Total fixed assets	13,357	9,657
Less: Accumulated depreciation	(3,045)	(1,489)

Property and Equipment, net	10,312	8,168

Other Assets:
Patents-net	299,801	230,978
Trademarks-net	3,525	—
Merger fee	159,499	—

Total Other Assets	462,825	230,978

Total Assets	$2,121,558	$1,006,882

The Accompanying Notes are an Integral Part
of the Financial Statements

ECOLOGY COATINGS, INC.
BALANCE SHEETS (continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2007	September 30, 2006
	(Unaudited)	Audited
Current
Accounts payable	$613,291	$285,666
Credit card payable	42,297	—
Deferred revenue	35,301	41,667
Miscellaneous payable	1,980	—
Accrued payroll taxes	—	8,577
Accrued wages	—	33,812
Franchise tax payable	600	800
Interest payable	185,243	78,744
Convertible notes payable	1,818,356	—
Notes payable — related party	243,500	—

Total Current Liabilities	2,940,568	449,266

Deferred revenue — long term portion	—	24,885
Convertible notes payable	—	1,350,000
Notes payable — related party	—	297,030

Total Liabilities	2,940,568	2,121,181

Stockholders’ Equity Preferred Stock - 10,000,000 no par shares authorized; no shares issued or outstanding as of June 30, 2007 and September 30, 2006	—	—
Common Stock - 50,000,000 no par shares authorized; 29,295,750 and 28,200,000 outstanding as of June 30, 2007 and September 30, 2006, respectively	3,133,478	142,000
Accumulated Deficit	(3,952,488)	(1,256,299)

Total Stockholders’ Equity (Deficit)	(819,010)	(1,114,299)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,121,558	$1,006,882

The Accompanying Notes are an Integral Part
of the Financial Statements

ECOLOGY COATINGS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues	$10,417	$10,417	$31,251	$31,422
General and administrative expenses	1,382,592	109,212	2,517,550	296,850

Operating Loss	(1,372,175)	(98,795)	(2,486,299)	(265,428)

Other Income (Expenses)
Interest Income	6,512	—	8,885	—
Interest Expense	(63,116)	(16,689)	(218,775)	(26,083)

Total Other Income (Expenses)	(56,604)	(16,689)	(209,890)	(26,083)

Net Loss	$(1,428,779)	$(115,484)	$(2,696,189)	$(291,511)

Basic and Diluted net loss per share	$(0.05)	$(0.00)	$(0.10)	$(0.01)

Basic and diluted weighted average common shares outstanding	28,739,805	27,145,055	28,379,935	23,421,978

The Accompanying Notes are an Integral Part
of the Financial Statements

ECOLOGY COATINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Month Period Ended June 30, 2007

				Total
				Stockholders’
	Common Stock		Accumulated	Equity
	Shares	Amount	(Deficit)	(Deficit)
Balance at September 30, 2006	28,200,000	$142,000	$(1,256,299)	$(1,114,299)

Beneficial conversion feature on convertible debt (unaudited)	—	116,820	—	116,820

Stock based compensation (unaudited)	—	683,158	—	683,158

Issuance of stock (unaudited)	1,095,750	2,191,500	—	2,191,500

Net loss for the nine months ended June 30, 2007(unaudited)	—	—	(2,696,189)	(2,696,189)

Balance at June 30, 2007 (unaudited)	$29,295,750	$3,133,478	$(3,952,488)	$(819,010)

The Accompanying Notes are an Integral Part
of the Financial Statements

ECOLOGY COATINGS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,696,189)	$(291,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,483	691
Stock based compensation	683,158	—
Amortization of beneficial conversion feature	85,176	—
Changes in Asset and Liabilities:
Accounts receivable	—	5,147
Allowance for doubtful accounts	—	(4,845)
Prepaid expenses	(7,143)	—
Employee advance	—	(18,750)
Accounts payable	327,625	(20,030)
Accrued payroll taxes and wages	(42,389)	18,246
Credit card payable	42,297	—
Miscellaneous payable	1,980	—
Interest payable	106,499	26,082
Franchise tax payable	(200)	800
Deferred revenue	(31,251)	(31,251)

Net Cash Used by Operating Activities	(1,522,954)	(315,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Merger fee	(159,499)	—
Purchase of fixed assets	(3,699)	(3,891)
Purchase of intangibles	(78,276)	(46,785)

Net Cash Used by Investing Activities	(241,474)	(50,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	2,191,500	—
Increase/(Reduction) of notes payable — related party	(53,530)	70,000
Proceeds from debt	500,000	650,000

Net Cash Provided by Financing Activities	2,637,970	720,000

Net Increase in Cash and Cash Equivalents	873,542	353,903

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	736,379	10,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,609,921	$364,068

The Accompanying Notes are an Integral Part
of the Financial Statements

ECOLOGY COATINGS, INC.
STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended
	June 30, 2007	June 30, 2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$25,950	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of note for common stock	$—	$86,000
Beneficial conversion feature	$116,820	$—
The Accompanying Notes are an Integral Part
of the Financial Statements

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Interim Reporting. While the information presented in the accompanying interim financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the September 30, 2006 audited annual financial statements of Ecology Coatings, Inc. (the “Company”). It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2006 annual financial statements included in Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.
Operating results for the nine months ending June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended September 30, 2007.
Going Concern. In connection with their audit report on the Company’s consolidated financial statements as of September 30, 2006, the Company’s independent registered public accountants expressed substantial doubt about the Company’s ability to continue as a going concern. As such, continuance is dependent upon the Company’s ability to raise sufficient capital. We believe, but cannot assure, that funding through sales of common stock will be sufficient to enable us to continue as a going concern through 2007. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Description of the Company. The Company was organized under the laws of the State of California on March 15, 1990. The Company is engaged in developing patented, nanotechnology-enhanced coatings that are licensed to industries that need or sell protective coatings and/or will be manufactured and sold to other industries through direct sales or distribution partner(s). The Company’s market consists primarily of manufacturers of electrical, plastic and metal products throughout the world.
Revenue Recognition. Revenues from licensing contracts are recorded ratably over the life of the contract. Contingency earnings such as royalty fees are recorded when the amount can reasonably be determined and collection is likely.
Loss Per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options outstanding or stock associated with the convertible debt, during each of the periods presented, were included in the computation of diluted loss per share as they were antidilutive. For the periods ended June 30, 2007 and 2006, there were 4,427,075 and 150,000 potentially dilutive securities outstanding. (See stock split in Note 6—Equity).

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
Income Taxes and Deferred Income Taxes. We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes and for the future use of net operating losses. We have recorded a valuation allowance against the net deferred income tax asset. The valuation allowance reduces deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized. The Company cannot be assured of future income to realize the net deferred income tax asset; therefore, no deferred income tax asset has been recorded in the accompanying financial statements.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.
Stock-Based Compensation. Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Share-Based Payment. Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.
The Company accounts for stock options granted to non-employees under SFAS Number 123 using EITF 98-16, requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.
Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. SFAS 159 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements, but the Company does not expect SFAS 157 to have a material effect.

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2 — Related Party Transactions
The Company borrows funds for its operations from certain major stockholders, directors and officers as disclosed below:
•	The Company has an unsecured note payable due to a majority shareholder and director that bears interest at 4% per annum with principal and interest due on December 31, 2007. As of June 30, 2007 and September 30, 2006, the note has an outstanding balance of $110,500 and $135,530, respectively. The accrued interest on the note is $1,578 and $7,690 as of June 30, 2007 and September 30, 2006, respectively.

•	The Company has an unsecured note payable due to a majority shareholder and director that bears interest at 4% per annum with principal and interest due on December 31, 2007. As of June 30, 2007 and September 30, 2006, the note has an outstanding balance of $133,000 and $161,500, respectively. The accrued interest on the note is $1,899 and $10,460 as of June 30, 2007 and September 30, 2006, respectively.

•	The Company had an unsecured note payable due to a majority shareholder, officer and director that bore interest at 4% per annum with principal and interest due on December 31, 2007. As of June 30, 2007 and September 30, 2006, the note has an outstanding balance of $0. The accrued interest on the note is $2,584 as of June 30, 2007 and September 30, 2006.
Future maturities of related party long-term debt as of June 30, 2007 are as follows:

Year Ending June 30,
2008	$243,500

$243,500

Consulting expenses. Between November 1, 2006 and June 30, 2007, the Company paid $8,244 to a consulting firm owned and operated by an officer of the Company.

Note 3 — Notes Payable
The Company has three Convertible Notes Payable as follows:

		September 30,
	June 30, 2007	2006
Convertible note payable, 20% per annum interest rate, principal and interest payment due December 31, 2007; unsecured, net of unamortized discount of $4,761 at June 30, 2007, convertible at holder’s option into common shares of the Company if the Company sells shares of its stock for $5 million in aggregate gross proceeds in the first private offering. Conversion price is equal to 80% of the price paid by other investors in the first private offering.	$45,239	$50,000

Convertible note payable, 15% per annum interest rate, principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company if the Company sells shares of its stock for $5 million in aggregate gross proceeds in the first private offering. Conversion price is equal to 80% of the price paid by other investors in the first private offering. Amount shown is net of unamortized discount of $26,883 at June 30, 2007.	273,117	300,000

Convertible subordinated note payable, 7.5% per annum interest rate. Principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company at a price per share equal to the offering price per share of the common stock in the Company’s first private offering.	1,500,000	1,000,000

Total Convertible Debt	$1,818,356	$1,350,000

Future maturities of the notes payable as of June 30, 2007 are as follows:

Year Ending June 30,
2008	1,850,000

$1,850,000

Expense associated with the beneficial conversion features of $85,176 was reflected in the June 30, 2007 Statement of Operations as Interest Expense.

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4 — Commitments and Contingencies
Commitments.
Reverse Merger. An agreement was executed on November 6, 2006 by and between OCIS Corporation (“OCIS”) and Ecology Coatings, Inc. (“Ecology” or the “Company”) for a reverse merger to occur within 90 days. On November 6, 2006, the Company paid $50,000 to OCIS for this right. The agreement was extended for 30 days with an additional $25,000 payment. Under the terms of the agreement, the stockholders of Ecology will acquire control of OCIS. Ecology will then become a wholly owned subsidiary of OCIS. The agreement anticipates newly authorized shares of Ecology, a 6,000 to 1 stock split (see Stock Split in Note 6) and the exercise of stock options. OCIS shares shall be split such that its shareholders will hold 4.7% of the total number of shares based on a fully diluted basis, but not less than 1.6 million shares. Non-vested options, if any, will not be considered for purposes of this computation. On April 4, 2007, this agreement was extended. The Merger was effective on July 27, 2007.
The shareholders of Ecology acquired approximately 95% of the voting stock of OCIS. OCIS has had no significant operating history. The purpose of the acquisition is to provide Ecology with access to the public equity markets in order to expand its business operations. The ownership of the OCIS shareholders represented approximately 5% of issued and outstanding common stock after the merger. The final purchase price was agreed to as it reflects the value to Ecology of a more rapid access to the public equity markets than a more traditional initial public offering.
Rental Agreement. On April 1, 2007, the Company agreed to an $800 per month increase to the rent on its premises located in Bloomfield Hills, MI. Monthly rent under this month-to-month lease is $3,200.
Consulting Agreements. On July 15, 2006, the Company entered into an agreement for six months of international consulting services. The Company agreed to compensate the consultant $15,000 per month payable in cash and an additional $15,000 per month payable in shares of the Company’s restricted stock (to be valued based on the share price of the first private offering. The Company agreed to pay the consultant a fee of 2% of any royalties received by the Company pursuant to royalty agreements that are a direct result of the consultant’s material efforts under the consulting agreement. In addition, the Company agreed to pay the consultant a fee of 2% of any net sales received by the Company pursuant to joint venture agreements that are a direct result of the consultant’s material efforts under the consulting agreement. The aforementioned fees will be paid by the Company to the consultant for the term of any royalty or joint venture agreements, not to exceed a period of 48 months. In January 2007, the agreement was extended for an additional six months.
On February 1, 2006, the Company amended an agreement with a consultant. The original agreement was dated June 1, 2006 and called for $12,500 in 18 monthly payments commencing February 1, 2007. The amendment called for additional monthly payments of $9,250 on February 1, 2007, $9,375 on March 1, 2007, and $9,000 per month from April 1, 2007 and continuing through September 1, 2007.
On May 1, 2007, the Company entered into an agreement with a consultant to provide information system consulting services. The agreement calls for six monthly payments of $5,000 plus reimbursement for any out of pocket costs. Additionally, options to purchase 1,000 shares of common stock at $2 per share were issued to the consultant, with additional options to purchase 500 shares upon the achievement of certain performance measures. The options are restricted for 12 months and expire 10 years from date of issuance.

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4 — Commitments and Contingencies (continued)
On June 1, 2007, the Company entered into a consulting agreement with an individual in which the individual will serve as the chairman of Ecology’s business advisory board. The agreement expires June 1, 2009. Ecology will pay the consultant $11,000 per month. Additionally, Ecology issued 200,000 options to purchase shares of the Company’s common stock for $2 per share. 50,000 options vest on December 1, 2007, 50,000 options vest on June 1, 2008, 50,000 options vest on December 1, 2008, and the remaining 50,000 options vest on June 1, 2009. Additionally, the Company will reimburse the consultant for all reasonable expenses incurred by the consultant in the conduct of Ecology business.
Employment Agreements. On October 30, 2006, the Company entered into an employment agreement with an officer that expires on October 30, 2008. Pursuant to the agreement, the officer will receive an annual base salary of $160,000. The officer will also receive options to purchase the Company’s common stock that will equal 1% of the issued and outstanding shares of common stock plus any shares convertible or exercisable into common shares at the first private placement price. The options will be 25% vested on October 30, 2007 and the remaining 75% will be vested on October 30, 2008. The options expire 10 years from the date of the first private placement.
On November 1, 2006, the Company entered into an employment agreement with an officer that expires on November 1, 2008. Pursuant to the agreement, the officer will receive an annual base salary of $100,000 and 150,000 options to acquire stock at the first private placement price. The options will be 100% vested on November 1, 2008. The options expire 10 years from the date of first private placement.
On January 1, 2007, the Company entered into an employment agreement with an officer that expires on January 1, 2012. Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice. Pursuant to the agreement, the officer will receive an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012. In addition, 450,000 options were granted to acquire common stock at $2 per share. 150,000 options will vest on the third anniversary date, 150,000 options will vest on the fourth anniversary date and the remaining 150,000 options will vest on the fifth anniversary date. The options expire on January 1, 2017.
On February 1, 2007, the Company entered into an employment agreement with an officer that expires on February 1, 2008. Pursuant to the agreement, the officer will receive an annual base salary of $120,000 and 25,000 options to acquire common stock at $2 per share. The options will vest on February 1, 2008. The options expire February 1, 2017.
On May 21, 2007, the Company entered into an employment agreement with an officer that expires on May 21, 2009. Pursuant to the agreement, the officer will receive an annual base salary of $160,000 and 300,000 options to acquire common stock at $2 per share. 75,000 of the options vest on May 21, 2008 and 225,000 of the options vest on May 21, 2009. The options expire on May 21, 2017.

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4 — Commitments and Contingencies (continued)
Employment Agreements (continued). On June 18, 2007, the Company entered into an employment agreement with a sales representative. The agreement calls for a monthly salary of $11,250 and a $15,000 signing bonus. The signing bonus is payable in $5,000 increments after 60, 120, and 180 days of employment. As part of the agreement, the employee was granted an option to purchase 10,000 shares of the Company’s common stock at $2 per share. 50% of these options vest on June 1, 2008, with the remaining options vesting on June 1, 2009. The options expire on June 14, 2017.
Contingencies. We are currently not aware of any investigations, claims, or lawsuits that we believe could have a material adverse effect on our financial position or on our results of operations.
Note 5 — Equity
Stock Split. On January 3, 2007, the Company amended its Articles of Incorporation to increase the authorized capital. The number of common shares of no par stock authorized was increased to fifty million. Ten million shares of preferred stock were authorized. The terms of the preferred shares have yet to be determined by the Board of Directors. On January 9, 2007, the Company split the number of common shares, issuing 6,000 common shares for each share previously outstanding. The accompanying financial statements give retroactive effect to the stock split for all periods presented.
Warrants. On December 16, 2006, Ecology issued warrants to purchase 500,000 shares of the Company’s stock at $2 per share. The warrants were issued to the holder of the $1,500,000 convertible note. The warrants vest on December 17, 2007. The weighted average remaining life of the warrants is 9.5 years.
Reverse Merger. An agreement was executed on November 6, 2006 by and between OCIS and Ecology for a reverse merger to occur within 90 days. On November 6, 2006, the Company paid $50,000 to OCIS for this right. The agreement was extended for 30 days with an additional $25,000 payment. Under the terms of the agreement, the stockholders of Ecology will acquire control of OCIS. Ecology will then become a wholly owned subsidiary of OCIS. The agreement anticipates newly authorized shares of Ecology, the 6,000 to 1 stock split (see Stock Split above) and the exercise of stock options. OCIS shares shall be split such that its shareholders will hold 4.7% of the total number of shares based on a fully diluted basis, but not less than 1.6 million shares. Non-vested options, if any, will not be considered for purposes of this computation. On April 4, 2007, this agreement was extended. The Merger was effective on July 27, 2007.
Equity Offering. The Company commenced a private equity offering on April 1, 2007. Under the terms of the offering, the Company was offering up to 3.6 million shares at $2 each. Convertible debt holders could convert up to $1,850,000 in debt for up to 968,750 shares in this offering. (See footnote 9 – Subsequent Events)
Equity Issuance. As a condition of attending a conference in April, 2007, the Company issued 6,250 shares of its common stock to the conference vendor.

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6 — Stock Options
Stock Option Plan. On January 10, 2007, the Company adopted a stock option plan and has set aside 4,500,000 shares for the issuance of stock options or to award restricted stock. The plan approved all prior grants of options. The plan calls for incentive stock options, nonqualified stock options, rights to restricted stock and stock appreciation rights. Eligible recipients are employees, directors, and consultants. Only employees are eligible for incentive stock options. Incentive stock options are limited to $100,000 per year per employee based on the value of the common stock. The vesting terms are set by the Board of Directors. All options expire not longer than 10 years after issuance.
The Company granted non-statutory options as follows during the nine months ended June 30, 2007:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual	Aggregate
	per Share	Options	Term	Fair Value
Outstanding as of September 30, 2006	$2.00	150,000	8.9	$184
Granted	2.00	2,729,000	9.8	3,035,439
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2007	$2.00	2,879,000	9.7	$3,035,623

Exercisable	$2.00	300,000	10	$458,412

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6 — Stock Options (continued)
Stock Option Plan (continued) Three hundred thousand options were exercisable as of June 30, 2007. The options are subject to various vesting periods between June 26, 2007 and January 1, 2012. The options expire on various dates between June 1, 2016 and March 1, 2017. Additionally, the options had no intrinsic value as of June 30, 2007. Intrinsic value arises when the exercise price is lower than the trading price.
Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Accounting for Stock-Based Compensation. Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.
The Company accounts for stock options granted to non-employees under SFAS Number 123 using EITF 98-16 requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.
In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Dividend	None
Expected volatility	94.29%-101.73%
Risk free interest rate	4.28%-5.11%
Expected life	6 years
The expected volatility was derived utilizing the price history of another publicly traded nanotechnology company. This company was selected due to the fact that it is widely traded and is in the same equity sector as our Company.
The risk free interest rate figures shown above contain the range of such figures used in the Black-Scholes calculation. The specific rate used was dependent upon the date of option grant.
Based upon the above assumptions and the weighted average $2 exercise price, the options outstanding at June 30, 2007 had a total unrecognized compensation cost of $2,352,694 and will be recognized over the remaining weighted average vesting period of 1.7 years. Compensation cost of $683,158 was recorded as an expense for the nine months ending June 30, 2007. Of this amount, $156,186 was recorded as compensation expense and $526,972 was recorded as consulting expense.

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7 — Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2007 and the fiscal year ended September 30, 2006 we incurred net losses of ($2,696,189) and ($659,626), respectively. At June 30, 2007 and September 30, 2006, we had stockholders’ deficit of ($819,010) and ($1,114,299), respectively.
Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and through the issuance of equity securities and debt. Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital, cash receipts from anticipated sales, and funding through future sales of common stock will be sufficient to enable us to continue as a going concern through fiscal year 2007. However, we will require additional working capital in fiscal 2008. There can be no assurance that we will be able to raise this working capital through debt or equity offerings or that we will be able to do so on terms acceptable to us. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Note 8 — Subsequent Events
Equity Offering. The Company commenced a private equity offering on April 1, 2007. Under the terms of the offering, the Company was offering up to 3.6 million shares at $2 each. Convertible debt holders could convert up to $1,850,000 in debt for up to 968,750 shares in the offering. The Company closed the offering on July 25, 2007 in which 1,241,750 shares were sold at $2 each. Additionally, $1,749,740 in debt and accrued interest was converted into 902,684 shares.
Amendment to Employment Agreement. On July 1, 2007, the Company amended a prior employment agreement dated November 1, 2006. The new agreement will expire on November 1, 2009, and calls for an increase in annual salary from $100,000 to $140,000, a one time bonus of $12,500 and the issuance of 87,500 options to purchase Company stock at $2 per share. Of these options, 25,000 vest immediately, 37,500 vest on July 1, 2008, and 25,000 vest on July 1, 2009. All of the options expire on July 1, 2017.
Reverse Merger. The reverse merger with OCIS was effective as of July 27, 2007. The shareholders of Ecology acquired 95% of the voting stock of OCIS. OCIS had no significant operating history. The purpose of the acquisition was to provide Ecology with access to the public equity markets in order to expand its business operations. The consideration to the shareholders of OCIS was approximately 5% of the stock, at closing, of the successor company. The final purchase price was agreed to as it reflects the value to Ecology of a more rapid access to the public equity markets than a more traditional initial public offering.

ECOLOGY COATINGS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8 — Subsequent Events (continued)
Consulting Agreement. At closing of the reverse merger, the Company entered into a consulting agreement with a company owned by two former officers and directors of OCIS. The terms of the agreement call for a payment of $100,000 with a note payable for an additional $300,000 which will be paid in equal installments on the first day of each succeeding calendar month until paid in full. The agreement calls for the principals to provide services for 18 months in the area of investor relations program and initiatives; facilitate conferences between Ecology and members of the business and financial community; review and analyze the public securities market for Ecology’s securities; and introduce Ecology to broker-dealers and institutions, as appropriate.
Options Issued. Including the options discussed in the other captions in this footnote, the Company issued 167,650 options subsequent to June 30, 2007. 25,000 of the options vested on the date of grant. The remainder has vesting periods ranging from December 1, 2007 until July 1, 2009. All of the options expire ten years after the date of grant.
Patent Issued. Patent #7238731 was issued to Ecology on July 3, 2007. The patent covers environmentally friendly coating compositions for coating metal objects, coated objects therefrom, and methods, processes and assemblages for coating thereof.
Stock Issuance. On July 6, 2007, the Company issued 180,000 shares to two consultants to fulfill obligations owing under agreements with them.
Debt Payment. On July 27th, the Company paid $50,000 to one of the convertible note holders.
Consulting Agreement. On August 9, 2007, the Company entered into a contract with a consultant to provide investor relations services. The contract calls for a payment of $15,000 at inception, $5,000 in 90 days, and an additional $5,000 payment in 180 days. Further, the Company issued 5,000 shares of the Company’s restricted common stock to this consultant and awarded 40,000 options to purchase shares of its common stock. 10,000 of the options vest three months after the inception of the contract and have a price of $4.00. 10,000 of the options vest six months after the inception of the contract and have a price of $4.50. 10,000 of the options vest in nine months after the inception of the contract and have a price of $5.00. Finally, 10,000 of the options vest three months after the inception of the contract and have a price of $5.50. All of the options expire 10 years after issuance.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.
     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we are largely an inception stage company and have a history of operating losses; (ii) we expect to continue to generate operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability; (iii) we will need additional financing and there can be no assurance that we will be able to obtain such financing, or obtain it on terms acceptable to us; (iv) we are dependent on key personnel; (v) we are operating in both mature and developing markets, and there is uncertainty as to acceptance of our technology and products in these markets; (vi) we have a long sales cycle; (vii) our target markets are characterized by new products and rapid technological change; (viii) our market is competitive; (ix) we have limited marketing capability; (x) we are dependent on manufacturers and suppliers; (xi) we are uncertain of our ability to protect technology through patents; (xii) we are uncertain of our ability to protect our proprietary technology and information; (xiii) risks related to our license arrangements; (xiv) we have not completed our trademark registrations; (xv) there is a limited market for our common stock and holders may not be able to sell shares; (xvi) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xvii) because our common stock will likely be considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability; (xviii) we have never paid dividends and have no plans to in the future; (xviv) the issuance of options and warrants may dilute the interest of stockholders; (xx) we have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; and (xxi) indemnification of officers and directors. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.
Recent Developments for the Company
Overview
     As previously reported on Form 8-K on July 30, 2007, OCIS Corporation (“OCIS”) completed a merger with Ecology Coatings, Inc., a California corporation (“Ecology – CA”), pursuant to which a wholly-owned subsidiary of OCIS merged with and into Ecology – CA. In this transaction, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc. and our ticker symbol on the OTC Bulletin Board exchange to “ECOC.”
     Upon completion of the merger, OCIS issued approximately 30,530,684 shares of our common stock to the Ecology – CA stockholders, and we assumed all of the stock options, stock warrants and restricted stock of Ecology – CA issued and outstanding as of July 26, 2007. Immediately following the closing of the merger, former Ecology – CA stockholders, option holders and warrant holders owned approximately 95% of the combined company on a fully-diluted basis and former OCIS stockholders, option holders and warrant holders owned approximately 5% of the combined company on a fully-diluted basis. After completion of the merger, the business conducted by the combined company became the one operated by Ecology – CA prior to completion of the merger. Moreover, Richard D. Stromback, F. Thomas Krotine, and Robert W. Liebig became directors of the Company, replacing the Company’s former board of directors, and the officers of Ecology – CA replaced the then — current officers of the Company.
     Because the Ecology – CA security owners held approximately 95% of the combined company on a fully-diluted basis following the merger, the directors of Ecology – CA constituted the majority of the Company’s board of directors, and the Company’s officers were comprised of the officers of Ecology – CA, Ecology – CA was deemed to be the acquiring company for accounting purposes. As such, the transaction was accounted for as a reverse acquisition of assets and a recapitalization in accordance with generally accepted accounting principles. Accordingly, the historical financial information included herein reflects the historical results of Ecology – CA, and not OCIS Corporation, while pro forma financial statements reflect the results of the combined company. In addition, because the business of the combined company is that of Ecology – CA, management’s discussion herein described the business of Ecology – CA prior to the merger and the business of the combined company after the merger.
     Unless specifically noted otherwise, as used herein, the terms “Company,” “we,” “us,” and “our” refer to the combined company after the merger and the business of Ecology – CA prior to the merger.
Operating Results
Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006
Results From Operations
Revenues for the nine months ended June 30, 2007 and June 30, 2006, were $31,251 and $31,422, respectively. All of the revenues for the nine months ended June 30, 2007 and substantially all of the revenues for the nine months ended June 30, 2006 were derived from the licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.
General and Administrative Expenses for the nine months ended June 30, 2007 and June 30, 2006 were $2,517,550 and $296,850, respectively. The increase in such expenses for the nine months ended June 30, 2007 is, in general, explained by indirect steps taken to ready the Company for a private offering and the subsequent merger with OCIS, as well as to expose the investment community to the Company. Additionally, the Company added four executives for the nine months ended June 30, 2007.
Operating Losses for the nine months ended June 30, 2007 and June 30, 2006 were ($2,486,299) and ($265,428), respectively. The increased loss between the periods is explained by the increase in General and Administrative Expenses discussed above.
Interest Income. Interest income for the nine months ended June 30, 2007 and June 30, 2006 was $8,885 and $0, respectively. This income reflects interest earned on cash balances.

Interest Expense. Interest expense for the nine months ended June 30, 2007 and June 30, 2006 was $218,775 and $26,083, respectively. These amounts reflect interest accrued on convertible notes payable to third parties as well as notes payable to related parties. $1,850,000 was borrowed on convertible notes payable in varying increments between February 1, 2006 and December 31, 2006. Of this, only $350,000 was outstanding as of June 30, 2006 while $1,850,000 was outstanding as of June 30, 2007, resulting in the increase reflected herein.
Income Tax Provision. No provision for income tax benefit from net operating losses has been made for the nine months ended June 30, 2007 and June 30, 2006 as the Company has fully reserved the asset until realization is more reasonably assured.
Net Loss. Net Loss for the nine months ended June 30, 2007 and June 30, 2006 was ($2,696,189) and ($291,511), respectively. The increase in the loss results primarily from the increase in General and Administrative Expenses and Interest Expense discussed above.
Basic and Diluted Loss per Share. Basic and Diluted Loss per Share for the nine months ended June 30, 2007 and June 30, 2006 was ($.10) and ($.01), respectively. This change reflects the increased Net Loss discussed above.
Liquidity and Capital Resources. Cash and cash equivalents as of June 30, 2007 and September 30, 2006 totaled $1,609,921 and $736,379, respectively. The increase reflects additional debt of $500,000 for the period ended June 30, 2007 as well as the sale of common stock for $2,191,500 for the same period. These amounts were partially offset by the Net Loss of ($2,696,189). Of this Net Loss amount, approximately $800,000 was accounted for by non-cash expenses.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues for the three months ended June 30, 2007 and 2006 were $10,417 and $10,417, respectively. All of the revenues for the three months ended June 30, 2007 and substantially all of the revenues for the three month period ended June 30, 2006 were derived from the licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.
General and Administrative Expenses for the three months ended June 30, 2007 and June 30, 2006 were $1,382,592 and $109,212, respectively. The increase in such expenses for the three months ended June 30, 2007 is, in general, explained by indirect steps taken to ready the Company for a private offering and the subsequent merger with OCIS, as well as to expose the investment community to the Company. Additionally, the Company had four additional executives for the three months ended June 30, 2007 compared with the same period in the prior year.
Operating Loss. Operating Losses for the three months ended June 30, 2007 and June 30, 2006 were ($1,372,175) and ($98,795), respectively. The increase in operating losses between the years is explained by the increase in General and Administrative Expenses discussed above.
Interest Income. Interest income for the three months ended June 30, 2007 and June 30, 2006 was $6,512 and $0, respectively. This income reflects interest earned on cash balances.
Interest Expense. Interest Expense for the three months ended June 30, 2007 and June 30, 2006 as $63,116 and $16,689, respectively, reflecting increased borrowings to subsidize Company operations.
Income Tax Provision. No provision for income tax benefit from net operating losses was recorded for the three months ended June 30, 2007 and June 30, 2006 as the Company had fully reserved the asset until realization is more reasonably assured.
Net Loss. Net Losses for the three months ended June 30, 2007 and June 30, 2006 were ($1,428,779) and ($115,484), respectively. The increase in the net losses between the years resulted primarily from the increase in General and Administrative Expenses and Interest Expense discussed above.

Basic and Diluted Loss per Share. Basic and Diluted Loss per Share for the three months ended June 30, 2007 and June 30, 2006 was ($.05) and ($.00), respectively. This change reflects the increase in Net Loss discussed above.
Liquidity and Capital Resources. Cash and cash equivalents as of June 30, 2007 and September 30, 2006 totaled $1,609,921 and $736,379, respectively. The increase reflects additional debt of $500,000 for the period ended June 30, 2007 as well as the sale of common stock for $2,191,500 for the same period. These amounts were partially offset by the Net Loss of ($2,696,189). Of this Net Loss amount, approximately $800,000 was accounted for by non-cash expenses.
Liquidity and Capital Resources
Current and Expected Liquidity
Historically, we have financed operations primarily through the issuance of debt. As additional capital is needed in fiscal 2008, we expect to rely primarily on the sale of equity securities. Subsequent to the financial statement period under review, we raised approximately $292,000 in cash from a private placement. Additionally, pursuant to the terms of the private placement, three debt holders converted $1,749,470 in principal and accrued interest to common stock in the offering.
At June 30, 2007 we have convertible notes payable to three separate parties in an original principal amount of $1,850,000 that do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by the Company. The notes payable, together with accrued interest, are due and payable on December 31, 2007, unless converted to common stock prior to that date. As stated in the previous paragraph, three of the debt holders converted $1,749,470 in principal and accrued interest into common stock pursuant to the terms of the private placement. Additionally, we have notes owing to shareholders totaling $243,500 plus accrued interest as of June 30, 2007. These notes are due and payable on December 31, 2007. None of the debt is subject to restrictive covenants. All debt is unsecured.
Our cash increased by $873,542, from $736,379 at September 30, 2006 to $1,609,921 at June 30, 2007, due primarily to proceeds from the issuance of debt of $500,000 and the raising of $2,191,500 in equity offset by cash used in operations of ($1,522,954) and cash used in the development of patents of approximately $70,000.
We will continue to use substantial amounts of cash to commercialize our intellectual property, generate revenues and to improve our visibility in the public marketplace.
On August 14, 2007 we had approximately 32,130,684 common shares issued and outstanding. As of that same date, options to purchase up to 3,546,650 shares of common stock had been granted. Additionally, $237,916 in convertible notes and accrued interest were outstanding that could be converted into 145,391 shares of common stock.
We have incurred losses, primarily as a result of our inception stage, general and administrative expenses and our limited amount of revenue. Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.
Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development and competition. We believe that the net proceeds from our private placement and our prior capital raising activities, together with our projected revenue and cash flow from operations, if any, will be sufficient to fund our working and other capital requirements for fiscal 2007. However, we will need to raise additional funds to finance our future working capital requirements for fiscal 2008 through private or public financings before such point for a variety of reasons, including our inability to achieve more substantial revenue operations as we anticipated, and ultimately to achieve a profitable level of operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders. We do not currently have any commitments for additional financing. There can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations. Any inability to raise adequate funds could have a material adverse effect on our business, results of operations and financial condition.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements at August 14, 2007.
Critical Accounting Policies and Estimates
Revenue recognition. Revenues from licensing contracts are recorded ratably over the life of the contract. Contingency earnings such as royalty fees are recorded when the amount can reasonably be determined and collection is likely.
Loss per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the dilutive securities outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive.
Income taxes and deferred income taxes. We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes and for the future use of net operating losses. We have recorded a valuation allowance against the net deferred income tax asset. The valuation allowance reduces deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized. The Company cannot be assured of future income to realize the net deferred income tax asset; therefore the deferred income tax asset has been fully reserved against in the accompanying financial statements.
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

Computer equipment	3-5 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Software	3 years
Signs	7 years

Repairs and maintenance costs are charged to operations as incurred. Betterments or renewals are capitalized as incurred.
The Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset with future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Patents. It is the Company’s policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life of approximately eight years.
Research and Development Expenditures. Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on behalf of the company and indirect costs are expensed as research and development costs when incurred.
Stock-Based Compensation. Our stock option plan is subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Accounting for Stock-Based Compensation . Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.
The Company accounts for stock options granted to non-employees under SFAS Number 123 using EITF 98-16 requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on our financial statements, but we do not expect SFAS 157 to have a material effect.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. SFAS 159 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.
ITEM 3. CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act, as of this report. Based upon that evaluation, the Chief

Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     None.
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Please refer to our Form 8-K No. 333-91436 filed with the Securities and Exchange Commission.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
     ITEM 5. OTHER INFORMATION
     None.
     ITEM 6. EXHIBITS
Exhibits.

Exhibits

31.1	Certificate of Richard D. Stromback pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of David W. Morgan pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Richard D. Stromback pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of David W. Morgan pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY COATINGS, INC.
Dated: August 20, 2007	By:	/s/ David W. Morgan
David W. Morgan
V.P., Chief Financial Officer & Treasurer (Principal Financial Officer)

By:	/s/ Richard D. Stromback
Richard D. Stromback
Chief Executive Officer & Chairman of the Board of Directors (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Richard D. Stromback, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of David W. Morgan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Richard D. Stromback, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of David W. Morgan, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.