Form 10KSB
period 2007-09-30
Ecology Coatings, Inc.
filed 2007-12-21
CIK 1173313

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-91436
ECOLOGY COATINGS, INC.
(Name of small business issuer in its charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35980 Woodward Avenue, Suite 200, Bloomfield Hills, MI 48304
(Address of principal executive offices) (Zip Code)
(248) 723-2223
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: None

Common Stock, $0.001 par value	OTCBB
(Title of class)	(Name of exchange on which registered)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $41,668
As of November 29, 2007, approximately 12,940,684 shares of the Company’s common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $20,705,094 based on available OTCBB quote of the average between the bid and ask price of $1.60 per share.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock of the registrant outstanding as of November 29, 2007 was 32,150,684.
Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-KSB
ECOLOGY COATINGS, INC.
SEPTEMBER 30, 2007

PART I
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. Some of such statements involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “plan,” “project,” “continue,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. Such statements involve known and unknown risks, uncertainties and situations that might cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Certain factors that might cause such a difference are discussed in the section entitled “Cautionary Factors that May Affect Future Results” in this Form 10-KSB, along with any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
     In this Report, “Ecology”, “the Company”, “we”, “us”, or “our” refer to Ecology Coatings, Inc. and its wholly-owned subsidiary, Ecology Coatings, Inc., a California corporation.
ITEM 1.   DESCRIPTION OF BUSINESS
     We were originally incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”). OCIS completed a merger with Ecology Coatings, Inc., a California corporation (“Ecology-CA”) on July 27, 2007 (the “Merger”). In the Merger, OCIS issued approximately 30,530,684 shares of our common stock to the Ecology— CA stockholders. In this transaction, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc. and our ticker symbol on the OTC Bulletin Board exchange changed to “ECOC.”
Company Overview
     We develop nanotechnology-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing. We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. To date, we have obtained four patents covering elements of our technology from the United States Patent and Trademark Office. We continue to work independently on further developing the technology. In addition, we collaborate with industry leaders to develop proprietary coatings for a variety of metal, paper and plastic-based applications. Our target markets include the electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”). Our business model contemplates both a licensing strategy and direct sales strategy. We intend to license our technology to industry leaders in the electronics, automotive and medical applications markets, through which our products will be sold to end users. We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.

Business in General
     Since 1990, we have focused on developing products that support inexpensive mass production utilization of protective coatings that leverage nano-particle technology and are cured under ultra-violet (“UV”) light. We believe that the use of our “Liquid Nanotechnology™” coatings represent a paradigm shift in coatings technology. While our competitors have focused their efforts on improving the industry-standard, thermal-cured powder-coat, water-borne and solvent-based coatings, we have strived for technological breakthroughs. We have developed over 200 individual coating formulations that address the limitations of traditional coatings.
     Nearly every manufactured product has a protective coating on it, whether metal, plastic, glass or an electronic product. These coatings are important for protection, such as scratch and abrasion resistance, as well as for added durability and maintenance of the overall aesthetic appearance of the product. Coatings that use water or organic carriers remain the standard in the large OEM coatings market. However, the use of carrier-based coatings continues to burden manufacturers with cost, performance, and environmental health and safety disadvantages.
     Our Liquid Nanotechnology™ coatings are 100% solids and UV curable. Our coatings are “100% solids” because they contain almost no volatile carriers and are generally comprised of polymers that react to UV light, all of which becomes part of the final coating bound to the substrate. Traditional coatings, such as paint, are composed of a solid resin and a carrier, such as an organic solvent or water, that are used to adjust the viscosity to allow application. Thus, during the curing process the carrier evaporates either by application of heat or air-drying, both of which require time to complete the process. Moreover, the evaporation of the carrier is commonly known to generate harmful airborne emissions.
     Our Liquid Nanotechnology™ coatings offer a number of performance and user benefits over traditional coatings. We believe that our 100% solids, UV-cured industrial coatings are the coatings industry’s cutting edge, offering bottom line value and environmental gains to users because they:
•	Cure faster, usually in less than a minute;

•	Use less floor space;

•	Use less energy;

•	Reduce Environmental Protection Agency compliance burden because they contain fewer toxic chemicals;

•	Provide improved coating performance; and

•	Help boost productivity by increasing manufacturing throughput.
Liquid Nanotechnology™
     Many conventional coatings used today require 20 or more minutes of drying time (either air dried or forced thermal drying). In the case of air drying, a process backlog can result, causing higher in-process inventory or slower production rates. In the case of thermally induced drying, protective coats can only be applied to materials able to withstand certain levels of heat. This calls for disassembly of many manufactured parts before they can be coated and further increases the time needed for the coating process to be completed. In either case, the manufacturing process is characterized by inefficiency, slower production rates, higher energy costs, and larger space requirements.
     There are other disadvantages with conventional coatings. In some cases, much of the applied coating evaporates into the air (solvent based carrier), while only a fraction of the coating actually remains as a dry coating film. In addition, overspray coatings are difficult to reuse or reclaim, and water-borne systems tend to promote corrosion and flash-rusting. Not only is this an inefficient use of the coating, it is also responsible for the emission of many harmful airborne toxins.
Our Solution
     Liquid Nanotechnology™ - our 100% solids UV-cured industrial coatings technology, combats all of the issues noted above without sacrificing performance aspects. We have developed over 200 specific individual coating formulations that address the limitations of traditional carrier-based coatings. Our coatings cure in less than a minute after application without the use of heat. This changes the manufacturing dynamic in four ways. First, UV curing eliminates the bottleneck effect and makes disassembly unnecessary, increasing the speed with which coated products are produced. Second, the use of UV curing obviates the need for thermal heating equipment and/or drying space, allowing manufacturers to use less floor space. Third, the elimination of thermal heating from the manufacturing process produces energy cost savings. Finally, the use of 100% solids results in fewer harmful airborne emissions during production or application.
     Our Liquid Nanotechnology™ coatings have other advantages. Indeed, a crucial advantage of our products is that it is more cost effective than conventional coatings. Our 100% solid coatings offer increased efficiency and result in minimal wasted product: if a manufacturer needs one mil dry film thickness, it need only apply and cure one mil of our coating.
Product Offerings
     Plastics. Our Liquid Nanotechnology™ coatings have improved hardness and abrasion resistance over conventional carrier-based coatings. The coatings are also noteworthy for their ability to achieve either optical clarity or accept pigments. Based on laboratory tests, we believe our formulations have excellent adhesion to many common plastics, such as polycarbonate.
     Metals. Our coatings adhere well to most metal surfaces. Moreover, our coatings are able to achieve pigmentation under a UV curable situation. Applications include automotive parts and products that incorporate metal along with seals or other rubber parts. Because our coatings are UV curable, metals paired with rubber parts will not require disassembly prior to finishing.
     Glass. Our glass coatings product has achieved solid optical clarity in a UV curable in both high and low viscosity formulations that have significant thermal conductivity. The product also offers adhesion between separate glass products that is less breakable than a single glass product. Potential applications for this technology include electronics and visible light consumer products.
     Paper. Our paper product coating provides a water barrier rather than a repellant to water, allowing the paper to be waterproof while still being writable and printable. It does not deform under heat. Potential applications of this coating include packaging and labels.
     Electronics. Our coatings do not contain either water or organic solvents that may damage delicate electronic components. Moreover, these coatings are also UV curable and may be applied and cured without thermal shock to the substrate. We believe this technology offers potential for various electronics applications.
     Medical. We have successfully developed a flexible, urethane based coating used to bond metal and plastic parts for use on a cardiovascular device.

License Arrangements
     DuPont. On November 8, 2004, we licensed our platform automotive technology to DuPont. This non-exclusive license covers all of DuPont’s automotive metal coating activities in North America. The license is for a term of fifteen (15) years, terminating on November 8, 2019. The license provides for royalty payments at a stated percentage of net sales. To date, we have not received any royalty payments pursuant to this license.
     Red Spot Paint & Varnish. On May 6, 2005, we granted Red Spot Paint & Varnish an exclusive license to manufacture and sell one of our proprietary products for use on 22 gallon metal propane tanks. The duration of this license is fifteen years, terminating on May 6, 2020. Upon consummation of the license, Red Spot made a one-time payment of $125,000 to us. The license also provides for royalty payments at a stated percentage of net sales. To date, we have not received any royalty payments pursuant to this license and we cannot predict when we will, if ever.
     We are unable to make predictions regarding the timing and size of any future royalty payments. With respect to these licenses, we believe that any royalties depend, in large part, on the licensee’s ability to market, produce and sell products incorporating our proprietary technology. We cannot predict when we will receive any royalty revenue from these licenses, if ever.
     Medical Device Company. On February 3, 2001, we granted a major medical device company a license to use one of our proprietary products on a cardiovascular application. All terms of this license are subject to a confidentiality agreement. The duration of this agreement is unlimited except upon breach of the agreement by either party. The major medical device company paid us a one time licensing fee of $70,000 and thereafter we will not receive future revenues under this agreement.
Marketing Strategy
     Our target markets include the electronics, automotive and trucking, paper products and original equipment manufacturers. Our business model contemplates both a licensing strategy and direct sales strategy. We intend to license our technology to industry leaders in the electronics, automotive and medical applications markets, through which our product will be sold to end users. We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales. Thus, our key promotional activities will include:
•	Attendance at industry trade shows and conventions;

•	Direct sales, with a force of industry-specific sales people who will identify, call upon and build ongoing relationships with key purchasers and targeted industries. The sales people will be backed by passive sales systems, including inside sales and e-commerce;

•	Fostering joint development agreements and other research arrangements with industry leaders and third party consortiums;

•	Print advertising in journals with specialized industry focus;

•	Web advertising, including supportive search engines and Web site and registration with appropriate sourcing entities;

•	Public relations, industry-specific venues, as well as general media, to create awareness of us and our products. This will include membership in appropriate trade organizations; and

•	Brand identification through trade names associated with us and our products.

Sales Strategy
     To date, we have conducted all of our business development and sales efforts through our officers and executives who are active in other roles. We intend to build dedicated sales, marketing, and business development teams to sell our products. Our initial focus will be either the direct sales of our products to end users and/or the formation of joint venture arrangements with established market participants through which our products will be sold. We also intend to engage in strategic licensing activities with key markets.
     Because our sales cycle is long and we do not expect to generate sales revenues in the near term. The process begins with the identification of potential customers in selected markets. If the customer is interested, the customer will generally send application samples to us for initial analysis and testing. We then attempt to coat the application samples using our product. Provided we are able to demonstrate the efficacy of our product on the application sample to the customer, the customer will then perform extended durability tests. In most cases, we are unable to exert any control or influence over the durability test. Upon conclusion of the durability test, we plan to work with the customer while it decides whether to purchase our product.
     In many cases, the potential customer will have to modify its coating production line to add UV curing to replace its thermal curing equipment. We plan to work with the customer to assist in the transition of its traditional coating operations to our technology. We expect that the customer’s resistance to change, costs, access to capital, and payback on investment will be factors in its decision to adopt our technology.
Fiscal 2008 Goals
     Our goals for fiscal 2008, given sufficient capital, are to:
•	Organize and execute one or more investor “road shows” where we will present the Company to potential investors throughout the country;

•	Secure a suitable facility and build an enhanced research laboratory and prototype coatings line;

•	Expand current research initiatives and intellectual property protection;

•	Implement an aggressive investor relations and public market relations program to generate liquidity in the Company’s OTC Bulletin Board listed shares of common stock;

•	Expand the company’s in-house sales and sales channel business development team in the domestic and foreign markets;

•	Add more technical development employees;

•	Locate and secure a new corporate headquarters facility; and

•	Pursue independent, third party review of our technology through independent testing and evaluation.
Competition
     The industrial coatings industry is extremely competitive. There are several hundred sources in the United States of conventional paints and coatings for general metal use, including major sources such as Akzo Nobel, PPG, Sherwin-Williams and Valspar. Direct competition from UV-cure producers comes from fewer sources since the technology is not commonly available at small firms, having been developed around flooring, graphics and lithography applications.
     Competitive factors in this industry include ease of use, quality, versatility, reliability, and cost. Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have. There are direct competitors with competitive technology and products in the coatings markets for our technology and products and those we have in development. There can be no assurance that we will be able to compete successfully in this market. Further, there can be no assurance that existing and new companies will not enter the industrial coatings markets in the future.
Intellectual Property
     Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad. We have filed ten patent applications with the United States Patent Office (“USPTO”) and ten patent applications in certain other countries to cover our technology. The USPTO has issued four patents to Sally J.W. Ramsey, our founder and Vice President for New Product Development, which she irrevocably assigned to us. The USPTO recently provided us with a Notice of Allowance with respect to a fifth patent.
     No assurance can be given that any additional patents relating to our existing technology will be issued from the United States or any foreign patent offices, that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies. To date, there has not been significant action with respect to any of our foreign patents. Moreover, each of our pending applications which address our waterproofing technology have not received a first office action. This includes three patent applications before the USPTO and two applications outside of the United States.
     In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage. Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants, advisors, and other third parties that we are engaged with, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.
Research and Development
     Most of our research and development efforts are related to the application of our coatings to specific substrates and for specific applications. The majority of the research being performed is done in conjunction with various industry participants with whom we are in discussions. Such research is primarily application-specific. In addition, we are able, on a limited basis, to perform independent research for the purpose of expanding our technology portfolio.
Manufacturing
     We presently have a limited manufacturing capacity. As a result, we subcontract the manufacturing of nearly all of our products to outside sources. We currently have no contracts in place for the manufacturing of our products. Third party manufacturers whom we believe are reliable have been identified.
Employees
     We have seven full-time employees.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
     The disclosure and analysis in this report and in our other reports, press releases and public statements of our officers contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products or new product acceptance in the marketplace, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies and financial results. Many factors discussed in Part I of this report will be important in determining future results. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly.
     Any or all forward-looking statements in this report or any other report, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially. We undertake no obligation to publicly update forward-looking statements, except as required by law. Shareholders are advised to consult further disclosures on related subjects on our other reports filed with the Securities and Exchange Commission. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that our management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect our business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.
     Prospective investors should carefully consider the following risk factors in evaluating our business. The factors listed below represent certain important factors that we believe could cause our business results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.
Risks Related to the Company
We are largely an inception stage company and have a history of operating losses
     We are largely an inception stage company and had an accumulated deficit of $5,907,169 as of September 30, 2007. Thus, we have a limited operating history upon which investors may rely to evaluate our prospects. Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue operations. We will need to raise additional capital in order to continue to fund our operations. Operating losses have resulted principally from costs incurred in the preparation of our private placement memorandum, preparing our company for the Merger, promotion of our products, and from salaries and general and administrative costs. We have generated nominal revenue to date.
We have entered the emerging business of nanotechnology, which carries significant developmental and commercial risk
     We have expended approximately $1,000,000 to develop our nanotechnology-enabled products. The Company expects to continue expending such sums in pursuit of further development of our technology. Such research and development involves a high degree of risk with significant uncertainty as to whether a commercially viable product will result.

We expect to continue to generate operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability
     We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. Our ability to commence revenue operations and achieve profitability will depend on our products functioning as intended, the market acceptance of our liquid nano-technology™ products and our capacity to develop, introduce and bring additional products to market. There can be no assurance that we will ever generate sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.
Our auditors have expressed a going concern opinion
     We have incurred losses, primarily as a result of our inception stage, general and administrative, and pre-production expenses and our limited amount of revenue. Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.
The Company will need additional financing
     Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, and the results of future research and development and competition. We believe that our past capital raising activities may not be sufficient to fund our working and other capital requirements. We will need to raise additional funds through private or public financings. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders. We do not currently have any commitments for additional financing. There can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations. Our inability to raise adequate funds could have a material adverse effect on our business, results of operations and financial condition.
We are dependent on key personnel
     Our success will be largely dependent upon the efforts of our executive officers, Richard D. Stromback, F. Thomas Krotine, David W. Morgan and Sally J. W. Ramsey, our founder and principal chemist. The loss of the services of these individuals could have a material adverse effect on our business and prospects. There can be no assurance that we will be able to retain the services of such individuals in the future. We intend to obtain and maintain key-person life insurance policies on Richard D. Stromback and Sally J. W. Ramsey in the amounts of $500,000 each until we achieve positive cash flow, if such policies can be obtained and maintained at a reasonable cost to us. Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel. We will compete with other companies with greater financial and other resources for such personnel. Although we have not to date experienced difficulty in attracting qualified personnel, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

Risks Related to our Business
We are operating in both mature and developing markets, and there is uncertainty as to acceptance of our technology and products in these markets
     We researched the markets for our products using our own personnel rather than third parties. We have conducted limited test marketing and, thus, have relatively little information on which to estimate our levels of sales, the amount of revenue our planned operations will generate and our operating and other expenses. There can be no assurance that we will be successful in our efforts to market our products or to develop our markets in the manner we contemplate.
     Certain markets, such as electronics and specialty packaging, are developing and rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer. Because of these factors, demand and market acceptance for new products are subject to a high level of uncertainty. In mature markets, such as automotive or general industrial, we may encounter resistance by our potential customers in changing to our technology because of the capital investments they have made in their present production or manufacturing facilities. Thus, there can be no assurance that our technology and products will become widely accepted. It is also difficult to predict with any assurance the future growth rate, if any, and size of these markets. If a substantial market fails to develop, develops more slowly than expected or becomes saturated with competitors or if our products do not achieve market acceptance, our business, operating results and financial condition will be materially and adversely affected.
     Our technology is also intended to be marketed and licensed to component or device manufacturers for inclusion in the products they market and sell as an embedded solution. As with other new products and technologies designed to enhance or replace existing products or technologies or change product designs, these potential partners may be reluctant to adopt our coating solution into their production or manufacturing facilities unless our technology and products are proven to be both reliable and available at a competitive price and the cost-benefit analysis is favorable to the particular industry. Even assuming acceptance of our technology, our potential customers may be required to redesign their production or manufacturing facilities to effectively use our Liquid Nanotechnology™ coatings. The time and costs necessary for such redesign could delay or prevent market acceptance of our technology and products. A lack of, or delay in, market acceptance of our Liquid Nanotechnology™ products would adversely affect our operations. There can be no assurance that we will be able to market our technology and products successfully or that any of our technology or products will be accepted in the marketplace.
Long Sales Cycle
     Our principal target market is the original equipment manufacturer (OEM) coatings market. OEM manufacturers traditionally have substantial capital investments in their plant and equipment, including the coating portion of the production process. In this market, the sale of our coating technology will be subject to budget constraints and resistance to change of long-established production techniques and processes, which could result in a significant reduction in our anticipated revenues. We cannot assure investors that such customers will have the necessary funds to purchase our technology and products even though they may want to do so. Further, even if such customers have the necessary funds, we may experience delays and relatively long sales cycles due to their internal-decision making policies and procedures and reticence to change.
Our target markets are characterized by new products and rapid technological change
     The target markets for our products are characterized by rapidly changing technology and frequent new product introductions. Our success will depend in part on our ability to enhance our planned technologies and products and to introduce new products and technologies to meet changing customer requirements. We intend to devote significant resources toward the development of Liquid Nanotechnology™ solutions. There can be no assurance that we will successfully complete the development of these technologies and related products in a timely fashion or that our current or future products will satisfy the needs of the coatings market. There can also be no assurance that Liquid Nanotechnology™ products and technologies developed by others will not adversely affect our competitive position or render our products or technologies non-competitive or obsolete.
There is a significant amount of competition in our market
     The industrial coatings market is extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy, cost and other factors. Our primary competitors are expected to include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have. There are direct competitors who have competitive technology and products for many of our products. Further, there can be no assurance that new companies will not enter our markets in the future. Although we believe that our products will be distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, there can be no assurance that we will be able to penetrate any of our anticipated competitors’ portions of the market. Many of our anticipated competitors may have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share. There can be no assurance that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.
We have limited marketing capability
     We have limited marketing capabilities and resources. In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our technology and products. Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to establish strategic marketing arrangements with OEM manufacturers and suppliers. No assurance can be given that we will be able to enter into any such arrangements or if entered into that they will be successful. Our failure to successfully develop our marketing capabilities, both internally and through third-party alliances, would have a material adverse effect on our business, operating results and financial condition. Further, there can be no assurance that, if developed, such marketing capabilities will lead to sales of our technologies and products.
We have limited manufacturing capacity
     We have limited manufacturing capacity for our products. In order to fully execute the contemplated direct sales strategy, we will need to either: (i) acquire existing manufacturing capacity; (ii) develop a manufacturing capacity “in-house”; or (iii) identify suitable third parties with whom we can contract for the manufacture of our products. To either acquire existing manufacturing capacity or to develop such capacity, significant capital would be required. There are no assurances that we can raise the necessary capital to acquire existing manufacturing capacity or to develop such capacity. Moreover, we have not identified potential third parties with whom we could contract for the manufacture of our coatings. There can be no guarantee that such arrangements, if consummated, would be suitable to meet our needs.
We are dependent on manufacturers and suppliers
     We purchase, and intend to continue to purchase, all of the raw materials for our products from a limited number of manufacturers and suppliers. We do not intend to directly manufacture any of the chemicals or other raw materials used in our products. Our reliance on outside manufacturers and suppliers is expected to continue and involves several risks, including limited control over the availability of raw materials, delivery schedules, pricing and product quality. We may experience delays, additional expenses and lost sales if we are required to locate and qualify alternative manufacturers and suppliers.

     A few of the raw materials for our products are produced by a very small number of specialized manufacturers. While we believe that there are alternative sources of supply, if, for any reason, we are precluded from obtaining such materials from such manufacturers, we may experience long delays in product delivery due to the difficulty and complexity involved in producing the required materials and we may also be required to pay higher costs for our materials.
We are uncertain of our ability to protect technology through patents
     Our ability to compete effectively will depend on our success in protecting our proprietary Liquid Nanotechnology™, both in the United States and abroad. We have filed for patent protection in the United States and certain other countries to cover a number of aspects of our Liquid Nanotechnology™. The U.S. Patent Office (“USPTO”) has issued four patents and a fifth has been granted. We have nine applications still pending before the USPTO and ten patent applications pending in other countries.
     No assurance can be given that any additional patents relating to our existing technology will be issued from the United States or any foreign patent offices, that we will receive any additional patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.
     If we obtain patents, there can be no assurance that they will be enforceable to prevent others from developing and marketing competitive products or methods. If we bring an infringement action relating to any future patents, it may require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to our operations. Furthermore, there can be no assurance that we will be successful in enforcing our patent rights.
     Further, if any patents are issued, there can be no assurance that patent infringement claims in the United States or in other countries will not be asserted against us by a competitor or others, or if asserted, that we will be successful in defending against such claims. If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, in the event a license is not offered, we might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability. Any redesign efforts undertaken by us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.
We are uncertain of our ability to protect our proprietary technology and information
     In addition to seeking patent protection, we rely on trade secrets, know-how and continuing technological advancement to achieve and thereafter maintain a competitive advantage. Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.
Risks related to our license arrangements
     We have licensing agreements with Red Spot Paint & Varnish and DuPont regarding the use of specific formulations for designated applications. The DuPont license provides multiple formulas for use on metal parts in the North American automotive market. This is a non-exclusive licensing agreement with an option for other fields that has a five-year term running through November 8, 2009. We also have a licensing agreement with Red Spot that provides formulations for specific tank coatings. Such licenses are renewable provided the parties are in compliance with the agreements. Although these licenses provide for royalties based upon net sales of our UV-cured coating formulations, there can be no assurance that Red Spot or DuPont will aggressively market products with our coatings and thus entitle us to receive royalties at any level.
We have not completed our trademark registrations
     We have filed for protection for “EZ-Recoat™,” “Liquid Nanotechnology™” and “Ecology Coatings™” as trademarks in connection with our proposed business and marketing activities. Although we intend to pursue the registration of our marks in the United States and other countries, there can be no assurance that prior registrations and/or uses of one or more of such marks, or a confusingly similar mark, does not exist in one or more of such countries, in which case we might be precluded from registering and/or using such mark in certain countries.
There are economic and general risks relating to business
     The success of our activities is subject to risks inherent in business generally, including demand for products and services; general economic conditions; changes in taxes and tax laws; and changes in governmental regulations and policies.
Risk Related to our Common Stock
Our stock prices have been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.
     The public market for our common stock has historically been very volatile. From the date of the Merger with OCIS, July 27, 2007 to September 30, 2007, our low and high market prices were $2.35 (September 7, 2007) and $4.90 (July 30, 2007), respectively. Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for you to sell your shares if you desire to sell them. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and a larger market may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it very difficult for you to sell our common stock.
Control by key stockholders
     As of September 30, 2007 our largest stockholders, Richard D. Stromback, Douglas Stromback, and Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, and Sally J.W. Ramsey hold shares representing approximately 78.3% of the voting power of our outstanding capital stock. Such voting power constitutes effective voting control in all matters requiring stockholder approval. These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management. These rights may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability
     Our common stock is considered a “penny stock” because it is listed on the OTC Bulletin Board and it trades for less than $5.00 per share. The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.
     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.
     Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future.
We have never paid dividends and have no plans to do so in the future
     Holders of shares of our common stock are entitled to receive such dividends as may be declared from time to time by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operations of our business.
The issuance of options and warrants may dilute the interest of stockholders
     We have granted options and warrants to purchase 3,676,117 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). We have reserved a total of 4,500,000 shares of common stock under our 2007 Plan. To the extent that outstanding stock options are exercised, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.
We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock
     Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. The common stock and preferred stock can be issued by our board of directors without stockholder approval. Any future issuances of our common stock or preferred stock could further dilute the percentage ownership of our Company held by existing stockholders. Our preferred stock is a

“blank check” in that our board of directors can set the terms and conditions of the preferred stock without any stockholder approval.
Indemnification of officers and directors
     The Articles of Incorporation and Bylaws of the Company contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties. Shareholders of the Company therefore will have only limited recourse against the individuals.
     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised by outside counsel that the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act and may, therefore, be unenforceable.
ITEM 2. DESCRIPTION OF PROPERTIES
     The Company’s executive office consists of approximately 1,000 square feet and is located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. The lease commenced on September 1, 2006 and continues on a month-to-month basis and the monthly rent was $3,200 through August 31, 2007. On September 1, 2007, the monthly lease amount was reduced to $2,400.
     We also lease approximately 3,600 square feet of laboratory space at 1238 Brittain Road, Akron, Ohio 44310. We use this facility for manufacturing, storing and testing of our product. We are currently leasing this property on a month-to-month basis and the monthly rent is $1,800.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any legal proceedings that require disclosure in this Form 10-KSB.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Prices
The Company’s common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTC Bulletin Board under the symbol “ECOC”. The high/low market prices of the Company’s common stock were as follows for the periods below, as reported on http://finance.google.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions. Additionally, our Merger with OCIS was consummated on July 27, 2007. Therefore, the quotations below for each quarter shown except for the fourth quarter for the fiscal year ended September 30, 2007 reflect quotations prior to the completion of the reverse merger.

	High Bid	Low Bid
Fiscal Year Ended September 30, 2007
1st Quarter	3.50	2.50
2nd Quarter	3.40	3.40
3rd Quarter	5.00	1.90
4th Quarter	5.00	2.35

Fiscal Year Ended September 30, 2006
1st Quarter	1.51	1.51
2nd Quarter	1.20	1.20
3rd Quarter	1.25	1.25
4th Quarter	1.25	1.25
As of September 30, 2007, we had approximately 122 shareholders of record of our common stock.
Dividends
We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business. Our Board of Directors will determine future dividend policy based upon conditions at that time, including our earnings and financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth certain information regarding the Company’s equity compensation plans as of September 30, 2007.

No. of securities to
be issued
	upon exercise of	Weighted average	No. of securities
	outstanding	exercise price of	remaining available
	options,	outstanding	for future issuance
	warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	4,500,000	$2.03	1,473,883

Equity compensation plans not approved by stockholders	-0-	-0-	-0-

Total	4,500,000	$2.03	1,473,883
Recent Issuances of Unregistered Securities
Set forth below is a description of all of our sales of unregistered securities during the fiscal year ended September 30, 2007. All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.
Issuance of warrants in relation to new debt:
•	On December 18, 2006, the Company issued 500,000 warrants to a third party in conjunction with the signing of a convertible note with that party.
Other issuances of stock and warrants:
•	From October 1, 2006 through September 30, 2007, the Company issued approximately 3,026,117 options to employees and consultants under its Stock Option and Restricted Stock Plan. The options have varying exercise prices and restriction periods and will expire 10 years from the date of issuance.

•	On November 8, 2006, the Company issued 600,000 shares of common stock related to a consulting agreement with a third party.

•	From March 21, 2007 through July 25, 2007, the Company raised $4,232,970 by offering restricted shares of common stock through a private placement to investors at $2.00 per share (the “Capital Raise”). This amount consisted of sales of shares for cash of $2,483,500 and the conversion of debt and accrued interest of $1,749,470.

•	On April 2, 2007, the Company issued 6,250 shares of common stock related to the Milken Institute.

•	On July 6, 2007, the Company issued 180,000 shares of common stock related to a consulting agreements with two third parties.

•	On August 9, 2007, the Company issued 20,000 shares of common stock related to a consulting agreement with a third party

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion should be read in conjunction with the audited consolidated financial statements appearing elsewhere in this Form 10KSB. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may”, “should”, “could”, “will”, “plan”, “future”, “continue”, and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.
Overview
     We develop nano-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing. We create proprietary coatings with unique performance attributes by leveraging our platform of integrated nano-material technologies. We collaborate with industry leaders to develop high-value, high-performance coatings for applications in the specialty paper, automotive, general industrial, electronic and medical areas. Our target markets include the electronics, automotive and trucking, paper products and OEMs. We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.
Operating Results
Years Ended September 30, 2007 and 2006
Results From Operations
     Revenues for the years ended September 30, 2007 and 2006, were $41,668 and $41,838, respectively. All of the revenues for the year ended September 30, 2007 and substantially all of the revenues for the year ended September 30, 2006 derived from the licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.
     Salaries and Fringe Benefits for the years ended September 30, 2007 and 2006 were $1,409,840 and $168,963, respectively. The increase in such expenses for the year ended September 30, 2007 is explained by the hiring of five additional employees during that year as well as raises given to two executives.
     Professional Fees for the years ended September 30, 2007 and 2006 were $2,583,927 and $326,663, respectively. The increase in such expenses for the year ended September 30, 2007 is explained by the use of accountants, consultants, and attorneys to prepare a private placement memorandum, to negotiate and complete the Merger, and to comply with SEC filing requirements.

     Other General and Administrative Expenses for the years ended September 30, 2007 and 2006 were $463,199 and $140,604, respectively. The increase in such expenses for the year ended September 30, 2007 is explained by significant increases in travel, travel-related, and marketing expenses incurred in business development activities, as well as increased rent and certain insurance costs.
     Operating Losses for the years ended September 30, 2007 and 2006 were ($4,415,298) and ($594,392), respectively. The increased loss between the periods is explained by the increases in the expense categories discussed above.
     Interest Income Interest income for the years ended September 30, 2007 and 2006 was $20,940 and $0, respectively. This income reflects interest earned on cash balances.
     Interest Expense. Interest expense for the years ended September 30, 2007 and 2006 was $256,512 and $65,234, respectively. These amounts reflect interest accrued on convertible notes payable to third parties as well as notes payable to related parties. The Company borrowed $1,850,000 on convertible notes payable in varying increments between February 1, 2006 and December 31, 2006. Approximate average outstanding balances on these notes for the years ended September 30, 2007 and 2006 were $1,262,500 and $458,333, respectively. The difference in interest expense is explained almost entirely by this difference in outstanding balances.
     Income Tax Provision. No provision for income tax benefit from net operating losses has been made for the years ended September 30, 2007 and 2006 as the Company has fully reserved the asset until realization is more reasonably assured.
     Net Loss. Net Loss for the years ended September 30, 2007 and 2006 was ($4,650,870) and ($659,626), respectively. The increase in the loss results primarily from the increase in General and Administrative Expenses and Interest Expense discussed above.
     Basic and Diluted Loss per Share. Basic and Diluted Loss per Share for the years ended September 30, 2007 and 2006 was ($.15) and ($.03), respectively. This change reflects the increased Net Loss discussed above partially offset by the increase in weighted average shares outstanding during the year ended September 30, 2007.

Operating Results
Years Ended September 30, 2007 and September 30, 2006
Results From Operations (cont’d.)
     Liquidity and Capital Resources. Cash and cash equivalents as of September 30, 2007 and 2006 totaled $808,163 and $736,379, respectively. The increase reflects additional debt of $500,000 for the period ended September 30, 2007 as well as the sale of common stock of $2,483,500 for the same period. These amounts were partially offset by the Net Loss of ($4,650,870), cash expended on patents of $85,514 and $105,350 in principal payments on notes payable. Of the Net Loss amount, approximately $1,972,635 was accounted for by non-cash expenses.
Liquidity and Capital Resources
Current and Expected Liquidity
     Historically, we have financed operations primarily through the issuance of debt. In the near future, as additional capital is needed, we expect to rely primarily on the sale of debt or equity securities. During the year ended September 30, 2007, we raised approximately $2,483,500 in cash from a private placement. Additionally, pursuant to the terms of the private placement, three debt holders converted $1,749,470 in principal and accrued interest to common stock.
     At September 30, 2007 we have convertible notes payable to three separate parties with an original principal amount of $1,850,000 that do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by the Company. The balance on the notes at September 30, 2007 is $190,916, including accrued interest. The notes payable, together with accrued interest, are due and payable on December 31, 2007, unless converted to common stock prior to that date. As stated in the previous paragraph, three of the debt holders converted $1,749,470 in principal and accrued interest into common stock pursuant to the terms of the private placement. Additionally, we have notes owing to shareholders totaling $243,500 plus accrued interest as of September 30, 2007. These notes are due and payable on December 31, 2007. None of the debt is subject to restrictive covenants. All debt is unsecured.
     We will continue to use substantial amounts of cash to achieve meaningful revenue.
     On September 30, 2007 we had 32,150,684 common shares issued and outstanding. As of that same date, options and warrants to purchase up to 3,676,117 shares of common stock had been granted. Additionally, $190,916 in convertible notes and accrued interest were outstanding that could be converted into 115,561 shares of common stock.
     We have incurred losses primarily as a result of general and administrative expenses and our limited revenue. Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.
     Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development and competition. We will need to raise additional funds to finance our capital requirements through private or public financings because of our inability to realize revenues and to achieve a profitable level of operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders. We do not currently have any firm commitments for additional financing. There can be no assurance that the additional funds we require will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations. Our inability to raise adequate funds could have a material adverse effect on our business, results of operations and financial condition.
Capital Commitments

Contractual
Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$429,602	$429,602	$—	$—	$—

Interest on notes payable	15,851	15,851	—	—	—
Contractual Service Agreements	747,782	609,449	138,333	—	—
Equipment Leases	4,579	2,218	2,361	—	—

Total Contractual Obligations	$1,197,814	$1,057,120	$140,694	$—	$—

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements at September 30, 2007.
Critical Accounting Policies and Estimates
     Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a discussion of what we feel are the most critical estimates that we must make when preparing our financial statements.
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
     Patents. It is the Company’s policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life. For purposes of the preparation of the audited, consolidated financial statements found elsewhere in this Form 10KSB, we have recorded amortization expense associated with the patents based on an eight year useful life.
     Stock-Based Compensation. We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers. We calculate compensation expense under SFAS 123(R) using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 7 of Notes to the Consolidated Financial Statements, are appropriate and reasonable.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on our financial statements, but we do not expect SFAS 157 to have a material effect on our results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, although earlier adoption is permitted. SFAS 159 will become effective for the Company beginning with fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for Ecology). Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have no impact on our financial position or results of operations. Management is in the process of evaluating SFAS 141(R) and determining what effect, if any, it may have on our financial position and results of operations going forward.

ITEM 7.	FINANCIAL STATEMENTS
The financial statements of the Company are included following the signature page to this Form 10-KSB commencing on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 8A.	CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     Management is aware that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. However, at this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.
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

ITEM 8B.	OTHER INFORMATION
     None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth as of September 30, 2007, the name, age, and position of each Executive Officer and Director and the term of office of each Director of the Company and significant employees.

Name	Age	Position
Richard D. Stromback	38	Chairman and Chief Executive Officer
F. Thomas Krotine	66	Director, President and Chief Operating Officer
David W. Morgan	48	Vice President, Chief Financial Officer and Treasurer
Adam S. Tracy	30	Vice President, General Counsel and Secretary
Kevin Stolz	44	Controller and Chief Accounting Officer
Sally J.W. Ramsey	54	Vice President — New Product Development
Timothy Tanner	42	Vice President — New Business Development
Robert W. Liebig	57	Director
Donald Campion	59	Director
     Each Director of the Company serves for a term of one year and until his successor is elected at the Company’s annual shareholders’ meeting, is qualified and subject to removal by the Company’s shareholders. Each officer serves at the pleasure of the Board of Directors for a term of one year and until his/her successor is elected at the annual meeting of the Board of Directors and is qualified.
     Set forth below is certain biographical information regarding each of the Company’s current executive officers, directors and significant employees as of September 30, 2007.
     Richard D. Stromback. From November 2003 to July 2007, Mr. Stromback served as a director of the Ecology-CA. Mr. Stromback purchased a controlling interest in Ecology-CA in December 2003. From November 2004 to November 1, 2006, Mr. Stromback served as President, Chief Executive Officer, and Secretary of Ecology-CA. From March 2004 to July 2007, Mr. Stromback has served as Chairman of the Board of Directors of Ecology-CA. Effective July 27, 2007, Mr. Stromback was elected a director of the Company. On August 15, 2007, Mr. Stromback was elected the Chief Executive Officer of the Company. From 1997 to 2003, Mr. Stromback was the CEO of Web Group, a privately-held IT staffing firm founded by Mr. Stromback in 1997. Mr. Stromback holds a B.A. from Brandon University in Canada.
     F. Thomas Krotine. From November 2006 to July 2007, Mr. Krotine was the President and Chief Executive Officer of Ecology-CA. Effective as of July 27, 2007, he was elected a director of the Company and appointed President and Chief Executive Officer of the Company. As of August 15, 2007, Mr. Krotine was elected President and Chief Operating Officer of the Company. He is an industry veteran with over 35 years of coatings industry experience. From 1996 to 2001, he served as Chairman of CV Materials, a privately-held a supplier of porcelain enamel materials and coatings. Prior to his role at CV Materials, from 1992 to 1996 he was the Manager of TK Holdings, a private company which he formed to acquire equity holdings in small-to-medium-sized manufacturing companies. From 1990 to 1992, he served as a Vice President at Valspar, a publicly-held coatings company, where he managed Valspar’s North American powder coating business. From 1980 to 1990, he served as Senior Vice President at Sherwin-Williams Company, a publicly-held paint and coatings concern, where he was responsible for technology management and corporate environmental and health compliance.

Mr. Krotine holds a B.A., an M.S. and a Ph.D. in Metallurgy and Materials Science from Case Western Reserve University in Cleveland, Ohio.
     David W. Morgan. From May 2007 to September 30, 2007, Mr. Morgan served as the Chief Financial Officer of Ecology-CA. As of July 27, 2007, he was appointed as the Chief Financial Officer of the Company. Mr. Morgan has 26 years of broad financial and operating experience in the telecommunications and information technology services industries, including 13 years of experience as a Director, Vice President and CFO. Since May 2006, Mr. Morgan served as the President and Chief Executive Officer of D. W. Morgan & Company LLC, a private investor relations consulting practice in Bloomfield Hills, Michigan. From 2002 to 2006, he was Vice President — Finance & Business Development, Chief Financial Officer and Treasurer of Techteam Global, Inc., a publicly-held provider of information technology and business process outsourcing support services. From 2001 to 2002, Mr. Morgan was the Vice President, Chief Financial Officer, Treasurer and Secretary of Entivity, Inc., a privately-held visualization and control software company. From 1998 to 2001, he was the Vice President, Chief Financial Officer and Treasurer of Clover Technologies, Inc., an international data, video and structured cabling systems integration company and a subsidiary of AT&T. Mr. Morgan holds a B.A. from the University of Michigan, Ann Arbor.
     Adam S. Tracy. From November 2006 to July 27, 2007, Mr. Tracy was the Vice President and Secretary of Ecology-CA. He also became the General Counsel of the Company as of July 27, 2007. Before joining Ecology, Mr. Tracy practiced law at the firm of Rathje and Woodward from 2005 to 2006 and was employed by British Petroleum, a major international petrochemicals concern from 2000 to 20003, in its risk management division as a Trading Risk Analyst. he holds two B.A. degrees from the University of Notre Dame and a J.D. and an M.B.A. from DePaul University.
Kevin Stolz. From February 2007 to May 2007, Mr. Stolz served as the Chief Financial Officer of Ecology-CA and from May 2007 to September 30, 2007 as Controller and Chief Accounting Officer of Ecology-CA. As of July 27, 2007, he was appointed the Chief Accounting Officer and Controller of the Company. Since 1999, Mr. Stolz has been the principal of Kevin Stolz and Associates, Ltd., a Troy, Michigan-based management consulting firm specializing in providing financial and operations consulting services. From 1985 to 1987, Mr. Stolz worked as an auditor at Coopers & Lybrand, a public accounting firm, and from 1988 to 1992 he worked in commercial lending at JP Morgan/Chase. From 1997 to 1999, he was the Vice President of Manufacturing of Unique Fabricating, Inc. a privately held Detroit automotive supplier; from 1996 to 1997, a Controller at Broner Glove and Safety, Inc. a privately held wholesale distributor, and; from 1992 to 1995 the Director of Operations for Virtual Services, Inc., a privately held computer services firm. Mr. Stolz has an M.B.A. from the University of Notre Dame and a B.B.A. in Accounting from the University of Portland.
     Sally Judith Weine Ramsey. Ms. Ramsey is a founder of Ecology. From 1990 to the present, Ms. Ramsey served as Vice President of Ecology-CA and from 1990 to November 2006 served as Secretary. From 1990 to November 2003, she served as a director of Ecology-CA. As of July 27, 2007, Ms. Ramsey was elected Vice President of New Product Development of the Company. Ms. Ramsey is a graduate of the Bronx School of Science and holds a B.S. in Chemistry with honors from Hiram College.
     Timothy J. Tanner. Since June 2007, Mr. Tanner has served as Vice President of Business Development for Ecology. From 2006 until he joined Ecology, he served as UV Project Manager at Red Spot, an industrial coatings company. From 1999 to 2006, Mr. Tanner worked as UV Product Manager at Red Spot. From 1997 to 1999, he worked as a UV Application Engineer at Red Spot. From 1992 to 1997, Mr. Tanner worked as a Corporate Process Engineer for Surface Technology for North American Lighting. From 1988 to 1992, he worked as a UV/VM Chemist at Red Spot. Mr. Tanner holds a B.S. in Chemistry from Murray State University, graduating in 1987. While Mr. Tanner is not an officer of Ecology, he is considered a significant employee of the Company.

     Robert W. Liebig. From March 2007 to July 27, 2007, Mr. Liebig served as a director of Ecology-CA. Effective as of July 27, 2007, he became a Director of the Company. From 1996 to the present, Mr. Liebig has been the President of Irish Financial Group, Inc. a private company which provides financial advisory services to real estate developers, financial institutions, mortgage bankers and new businesses. From 1987 to 1996, he was Senior Vice President of the Multi-Family/Commercial Trading Desk at Lehman Brothers. From 1983 to 1987, Mr. Liebig was Senior Vice President, Income Loan Division for the Chicago office of First Boston. Mr. Liebig holds a B. A. from the University of Minnesota and a J.D. from the William Mitchell College of Law.
     Donald Campion. Mr. Campion brings more than thirty years of manufacturing and finance executive experience at General Motors and other companies to the Company’s Board of Directors. Specifically, he has served as the chief financial officer at several public and private companies ranging in size from startup to billions of dollars in revenue. Mr. Campion presently serves on the boards of directors at McLeodUSA, Haynes International and Citation Corp., and also serves as chair of the audit committees at each of these companies. Additionally, he is a member of the Compensation Committee for Haynes International.
     Our bylaws allow our Board to fix the number of Directors between three and five. The number of Directors is currently fixed at four.
Committees of the Board of Directors
     Audit Committee
     Our Audit Committee appoints the Company’s independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations, in conjunction with management and our public auditors; and preparing the report that the Securities and Exchange Commission will require in our annual proxy statement.
     The Audit Committee is comprised of two Directors, each of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. On October 18, 2007, the Audit Committee adopted a written charter.
     The members of our Audit Committee are Mr. Campion and Mr. Liebig. Mr. Campion is the Chairman of the Committee and the Board of Directors has determined that Mr. Campion qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, and is independent as noted above.
     Compensation Committee
     Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission will require in our future Form 10-KSBs and proxy statements.
     Our Compensation Committee is comprised of two Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission. On October 18, 2007 the Board of Directors adopted a written charter. The members of our Compensation Committee are Mr. Liebig and Mr. Campion. Mr. Liebig is the Chairman of the Committee.

Advisory Board
     On May 1, 2007, we formed an Advisory Board of experts in the industries we serve. The Advisory Board is currently made up of one person, Dr. William F. Coyro, Jr., and we anticipate that it will have more members in the future.
     Dr. William F. Coyro, Jr. Dr. Coyro serves as chairman of Ecology Coatings’ Business Advisory Board. He is a 1969 graduate of the University of Detroit with a Doctorate degree in Dental Surgery (DDS). He attended the University of Michigan where he earned a B.S. in Chemistry. After graduation, he was a Lieutenant and dentist in the U.S. Navy from 1970 until 1972. After leaving the Navy in 1972, he was a dentist in private practice, an investor, and a financier. Dr. Coyro founded TechTeam Global, Inc., in 1979 which went public in 1987. He grew TechTeam from a startup to a publicly-traded, global corporation with $167M in revenue. TechTeam Global currently has offices throughout North America and Europe, and is traded on the NASDAQ Capital Market under the symbol, “TEAM.” Dr. Coyro was the President and CEO of TechTeam Global until 2006, and also served as Chairman of the Board of Directors until 1997.
Compliance with Section 16(a) of the Securities Act of 1934
Section 16(a) of the Securities Act of 1934, as amended, requires the Company’s Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company’s issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2007.
Code of Ethics
A copy of our Code of Ethics may be obtained by sending a written request to us at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, MI 48304, Attn: Investor Relations.

ITEM 10. EXECUTIVE COMPENSATION
     The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended September 30, 2007 and 2006.
Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name (a)	(b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (g)	($) (h)	($) (i)		($) (j)

Richard D. Stromback,	2007	$348,333	$-0-	$-0-	$15,399	$-0-	$-0-	$-0-		$363,732
Chairman & CEO (1)	2006	$100,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$100,000
Sally J.W. Ramsey,	2007	$157,146	$6,667	$-0-	$335,442	$-0-	$-0-	$10,081	(3)	$509,336
Vice President - New	2006	$47,112	$15,000	$-0-	$-0-	$-0-	$-0-	$12,350	(3)	$74,462
Product Development (2)
F. Thomas Krotine	2007	$155,248	$-0-	$-0-	$16,545	$-0-	$-0-	$10,341	(3)(7)	$182,134
President and COO, Director (4)	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
David W. Morgan (5)	2007	$60,000	$-0-	$-0-	$469,786	$-0-	$-0-	$6,189	(3)(7)	$535,975
Vice President, CFO and Treasurer	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
Adam S. Tracy (6)	2007	$109,333	$12,500	$-0-	$115,075	$-0-	$-0-	$14,778	(3)(8)	$251,686
Vice President,	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
General Counsel and Secretary

(1)	Mr. Stromback’s salary commencing January 1, 2007 is $320,000.

(2)	Ms. Ramsey and the Company entered into an employment agreement on January 1, 2007. Pursuant to such employment contract, she will receive a salary of $180,000 for the calendar year 2007, a salary of $200,000 for the calendar years 2008 through 2011, and a salary of $220,000 for calendar year 2012. Ms. Ramsey was awarded options to purchase 450,000 shares of common stock that vest over five years.

(3)	This reflects health insurance for all shown.

(4)	Mr. Krotine’s salary is $160,000 annually.

(5)	Mr. Morgan’s salary is currently $210,000 annually. For the fiscal year ended September 30, 2007, his annual salary was $160,000

(6)	Mr. Tracy’s salary is $140,000 annually. Additionally, he earned a bonus of $12,500 during the fiscal year ended September 30, 2007, though that bonus had not been paid as of that date.

(7)	Reflects automobile allowances paid to Messrs. Krotine and Morgan.

(8)	Reflects consulting fees paid to Mr. Tracy prior to his employment by the Company and reimbursement of subcontract employee expenses that his company, Tracy Consulting, incurred on behalf of the Company.

     Compensation Policy. The Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both company and individual performance objectives through the use of performance-based compensation programs.
     No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.
     Compensation Components. With the Company still in its inception stage, the main elements of our compensation package consist of base salary, stock options, and bonus.
     Base Salary. The base salary for each executive officer is reviewed and compared to the prior year, with considerations given for increase. During 2006 and 2007, Richard D. Stromback and Sally J.W. Ramsey had a change in their base salaries in order to better reflect their value to the Company. As the Company continues to grow and financial conditions continue to improve, these base salaries will once again be reviewed for possible adjustments.
     Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.
     Stock Option. Stock option awards were determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company, tenure with the Company, as well as Company performance, such as shipment of product at certain thresholds. The vesting period of said options is also tied, in some instances, to Company performance directly related to certain executive’s responsibilities with the Company.
     Bonuses. To date, bonuses have been granted on a limited basis, with these bonuses related to meeting certain performance criteria that are directly related to areas within the executive’s responsibilities with the Company, such as production of product and sales of product to customers. As the Company continues to grow, more defined bonus programs will be created to attract and retain our employees at all levels.
     Other. At this time, the Company has no profit sharing plan in place for employees. However, this is another area of consideration to add such a plan to provide yet another level of compensation to our compensation plan. The Company reimburses all or a portion of health insurance costs for its employees.
     Mr. Stromback earned a base salary of $348,333 during 2007. These earnings, coupled with the $15,399 in stock options, brought his total compensation to $363,732 for 2007. During 2006, Mr. Stromback was paid an annual base salary of $100,000 and he received no bonus or other compensation in 2006.
     Ms. Ramsey earned a base salary of $157,146 during 2007 along with a bonus of $6,667 for performance criteria she met during the year. These earnings, coupled with the $335,442 of stock options and $10,081 in company-paid health insurance premiums, brought her total compensation to $509,336 for 2007. During 2006, Ms. Ramsey was paid an annual base salary of $47,112 along with a bonus of $15,000 for performance criteria she met during the year. These earnings, coupled with payment of $12,350 in company-paid health insurance premiums, brought her total compensation for 2006 to $74,462.

     Mr. Krotine earned a base salary of $155,248 during 2007. These earnings, coupled with the $16,545 of stock options and $5,277 in company-paid health insurance premiums and $5,064 an auto allowance, brought his total compensation to $182,134 for 2007. Mr. Krotine was not an employee of the Company during 2006.
     Mr. Morgan earned a base salary of $60,00 during 2007. These earnings, coupled with the $469,786 of stock options, $2,164 for an automobile allowance and $4,025 for health insurance, brought his total compensation to $535,975 for 2007. Mr. Morgan was not an employee of the Company during 2006.
     Mr. Tracy earned a base salary of $109,333 during 2007 along with a bonus of $12,500 for performance criteria he met during the year. These earnings, coupled with the $115,075 of stock options, $13,844 of reimbursement for expenses incurred by Mr. Tracy’s company, Tracy Consulting, and $934 for health insurance, brought his total compensation to $251,686 for 2007. Mr. Tracy was not an employee of the Company during 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
			Equity			Number		Plan	Plan
			Incentive			of	Market	Awards:	Awards:
			Plan			Shares	Value of	Number of	Market or
	Number of	Number of	Awards:			or Units	Shares or	Unearned	Payout Value
	Securities	Securities	Number of			of	Units of	Shares,	of Unearned
	Underlying	Underlying	Securities			Stock	Stock	Units or	Shares, Units
	Unexercised	Unexercised	Underlying			That	That	Other	or Other
	Options	Options	Unexercised	Option	Option	Have	Have	Rights That	Rights That
	(#)	(#)	Unearned	Exercise	Expiration	Not	Not	Have Not	Have Not
	Exercisable	Unexercisable	Options (#)	Price	Date	Vested	Vested	Vested	Vested
Name (a)	(b)	(c)	(d)	($) (e)	(f)	(#) (g)	($) (h)	(#) (i)	($) (j)
Richard D. Stromback	0	10,000		2.00	3/01/2017
Sally J.W. Ramsey	0	450,000		2.00	1/01/2017
F. Thomas Krotine	0	321,217		2.00	11/01/2016
	0	10,000		2.00	3/01/2017
David W. Morgan	0	300,000		2.00	5/21/2017
Adam S. Tracy	25,000	62,000		2.00	7/01/2017
	0	150,000		2.00	11/01/2016
Robert W. Liebig	0	100,000		2.00	3/01/2017
Donald Campion	25,000	75,000		2.00	8/28/2017
     Mr. Stromback was granted 10,000 options under the 2007 Stock Option Plan for serving as a director. All options are priced at $2.00 per share and expire in ten (10) years. None of the options vested at time of issuance and all 10,000 options will vest on April 1, 2008.
     Ms. Ramsey was granted 450,000 options under the 2007 Stock Option Plan. All options are priced at $2.00 per share and expire in ten (10) years. None of the options vested at the time of issuance. On January 1, 2010, 150,000 options will vest, 150,000 options will vest on January 1, 2011, and 150,000 options will vest on January 1, 2012.
     Mr. Krotine was granted 331,217 options under the 2007 Stock Option Plan. All options are priced at $2.00 per share and expire in ten (10) years. None of the options vested at the time of issuance. On November 1, 2007, 80,237 options will vest and 240,980 options will vest on November 1, 2008. Mr. Krotine received 10,000 options as part of the 2007 Stock Option Plan for service as a director, which will vest on April 1, 2008. These options have an exercise price of $2.00 per share and expire ten (10) years from the date of issuance.
     Mr. Morgan was granted 300,000 options under the 2007 Stock Option Plan. All options are priced at $2.00 per share and expire in ten (10) years. None of the options vested at time of issuance, 75,000 options will vest on May 21, 2008, and 225,000 options will vest on May 21, 2009.

     Mr. Tracy was granted 237,500 options under the 2007 Stock Option Plan. All options are priced at $2.00 per share and expire in ten (10) years, with 25,000 options vested at time of issuance, 150,000 options will vest on November 1, 2008, 37,500 options will vest on July 1, 2008, and 25,000 options will vest on July 1, 2009.
     Mr. Liebig was granted 100,000 options under the 2007 Stock Option Plan for service as a director. All options are priced at $2.00 per share and expire in ten (10) years. None of the options vested at time of issuance, and all 100,000 options will vest on March 1, 2008.
     Mr. Campion was granted 100,000 options under the 2007 Stock Option Plan for service as a director. All options are priced at $2.00 per share and expire in ten (10) years. At the time of issuance, 25,000 options vested and 25,000 options will vest on August 28, 2008, 25,000 options will vest on August 28, 2009, and the remaining 25,000 options vest on August 28, 2010.
     All of the 4,500,000 options available under the 2007 Plan were not granted in 2007. The table above indicates options granted under the Plan to directors and officers in fiscal 2007. The balance of the options granted under the 2007 Plan in 2007 were granted to consultants who were not directors or officers. During 2007, 3,026,117 options were granted under the 2007 Plan.
Stock Option Plans
     Our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”) on May 9, 2007 and the shareholders approved the Plan on June 4, 2007. The 2007 Plan authorizes us to issue up to 4,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. The Company issued 1,563,717 options under the Plan to our directors, officers and employees, 1,513,717 of which are subject to vesting provisions. The balance of the options issued under the plan during the fiscal year ended September 30, 2007 were issued to consultants.
     The Plan authorizes us to grant (i) to the key employees incentive stock options to purchase shares of common stock and non-qualified stock options to purchase shares of common stock and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock. Our Compensation Committee will administer the Plans by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.
     The Plan allows for the grant of incentive stock options, non-qualified stock options and restricted stock awards. Incentive stock options granted under the Plan must have an exercise price at least equal to one hundred percent (100%) of the fair market value of the common stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than ten percent (10%) of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to one hundred ten percent (110%) of the fair market value of the common stock on the date of grant. Non-statutory stock options may have exercise prices as determined by our Compensation Committee.
     The Compensation Committee is also authorized to grant restricted stock awards under the Plan. A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Compensation Committee.

Compensation of Directors
     In 2007, the Mr. Liebig, a non-employee director, was granted 25,000 options for agreeing to serve on the Board of Directors in 2007, including on the Audit and Compensation Committees, and 75,000 options for agreeing to serve on the Board of Directors prior to the Company purchasing director and officer liability insurance. Mr. Campion was paid $20,000 in cash and was granted 100,000 options for agreeing to serve as a member of the board in 2007. The details of the stock options of Messrs. Liebig and Campion are outlined in the section above entitled “Outstanding Equity Awards at Fiscal Year-End”. The non-employee directors are reimbursed for their out-of-pocket costs in attending the meetings of the Board of Directors.

Director Compensation

						Change in
						Pension Value
						and
	Fees					Nonqualified
	Earned				Non-Equity	Deferred
	Or Paid	Stock	Option		Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name (a)	($)(b)	($)(c)	($)(d)		($)(e)	($)(f)	($)(g)	($)(h)
Richard D. Stromback	$-0-	$-0-	$15,399	(1)	$-0-	$-0-	$-0-	$15,399
F. Thomas Krotine	$-0-	$-0-	$16,545	(2)	$-0-	$-0-	$-0-	$16,545
Robert W. Liebig	$-0-	$-0-	$153,775	(3)	$-0-	$-0-	$-0-	$153,775
Donald Campion	$20,000	$-0-	$154,961	(4)	$-0-	$-0-	$-0-	$174,961

(1)	Mr. Stromback has 10,000 outstanding option awards at fiscal year end 2007.

(2)	Mr. Krotine has 10,000 outstanding option awards at fiscal year end 2007.

(3)	Mr. Liebig has 100,000 outstanding option awards at fiscal year end 2007.

(4)	Mr. Campion has 100,000 outstanding option awards at fiscal year end 2007
     Mr. Stromback was granted 10,000 options for serving as Chairman of the Board of Directors. All compensation Mr. Stromback received is noted in the above Summary Compensation Table.
     Mr. Krotine was granted 10,000 options for serving on the Board of Directors. All compensation Mr. Krotine received is noted in the above Summary Compensation Table.
     Mr. Liebig, a non-employee director, was granted 100,000 options for agreeing to serve on the Board of Directors for one year and for agreeing to serve on the Board of Directors prior to the Company obtaining director and officer liability insurance. He also agreed to be the Chairman of the Compensation Committee of the Board of Directors. Mr. Liebig was reimbursed for his out-of-pocket costs for attending the meetings of the Board of Directors during 2007.
     Mr. Campion, a non-employee director, was paid $20,000 and also was granted 100,000 options for agreeing to serve on the Board of Directors for one year and for agreeing to serve as the Chairman of its Audit Committee. He was reimbursed for his out-of-pocket costs for attending the meetings of the Board of Directors during 2007. Mr. Campion’s options are exercisable at the $2.00 per share.
     Beginning in fiscal year 2008, non-employee directors will receive compensation of 25,000 options for agreeing to serve as a director of the Company for one year.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements
     Effective November 1, 2006, we entered into an employment agreement with F. Thomas Krotine, under which he serves as the President and Chief Executive Officer of the Company. Under the terms of the agreement, he also serves as a member of the Board of Directors. If Mr. Krotine’s employment under his agreement is terminated for any reason, he must resign as a member of the Board of Directors. The term of Mr. Krotine’s agreement is two years. In each capacity, Mr. Krotine reports to the Chairman of the Board of Directors.
     Adam S. Tracy serves as the Vice President, General Counsel and Secretary of the Company under an agreement effective November 1, 2006 and amended July 1, 2007. Mr. Tracy’s agreement expires on November 1, 2009. Mr. Tracy reports to the Chief Executive Officer.
     Pursuant to an agreement effective May 21, 2007, David W. Morgan serves as the Vice President, Chief Financial Officer, and Treasurer of the Company. Mr. Morgan’s employment agreement has a term of two years. He reports to the Chief Executive Officer.
     Kevin Stolz serves as Controller and Chief Accounting Officer under an agreement with the Company effective February 1, 2007. He reports to the Chief Financial Officer.
     Sally J.W. Ramsey serves as the Director of Research and Development and New Product Development. Her employment agreement is for a term of five years from January 1, 2007 through January 1, 2012. Her salary for the first year is $180,000, then $200,000 for years two through four, and finally $220,000 for year five.
     Each of the above agreements is renewable for one year at the Company’s option unless either party gives written notice to the other party that it does not wish to extend the agreement. The agreements may be terminated prior to the end of the term by the Company for cause, good reason, or upon thirty days written notice given to the other party. If the executive’s employment is terminated without cause or for “good reason,” as defined in their employment agreements, the executive is entitled to the amount of salary that would have been paid over the balance of the term of the agreement and will receive it over such period. Further, upon a change in control, the Company must pay the executive’s annual salary that would be payable for a twenty-four month period and any declared and accrued, but as of then unpaid, bonus or stock options grant, shall be deemed to be vested.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of November 29, 2007, certain information regarding the beneficial ownership of the Company’s common stock by: (i) each person known by the company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, (ii) each Director and Executive Officer of the Company, and (iii) all Directors and the Executive Officers as a group.

	Amount of
	Common
	Stock and
	Warrants and	Percent of
	Nature of	Class of
	Beneficial	Common
Name and Address of Beneficial Owner Group(1)(2)	Ownership	Stock
Richard D. Stromback (3)	16,200,000	50.38

F. Thomas Krotine(4)	90,237	*

Robert Liebig	-0-	0.00

Donald Campion(5)	25,000	0.00

Adam S. Tracy (6)	25,000	*

Sally J.W. Ramsey	3,000,000	9.33

David W. Morgan	-0-	0.00

All officers and directors as a group (seven persons)	19,340,237	60.15

Deanna Stromback (7)	3,000,000	9.33

Douglas Stromback (7)	3,000,000	9.33

*	Less than one percent (1.00%).

(1)	The address of these persons is c/o 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304.

(2)	The foregoing beneficial owners hold investment and voting power in their shares.

(3)	Richard D. Stromback’s total shares include 62,500 shares owned beneficially and of record by his wife, Jill Stromback.

(4)	Includes options to purchase 80,237 shares of common stock exercisable within 60 days.

(5)	Includes options to purchase 25,000 shares of common stock exercisable within 60 days.

(6)	Includes options to purchase 25,000 shares of common stock exercisable within 60 days.

(7)	Deanna Stromback and Douglas Stromback are the sister and brother, respectively, of Richard D. Stromback.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On November 13, 2003, the Company entered into a promissory note with Richard D. Stromback, Chairman of the Board of Directors of the Company, under which it borrowed a total of $96,000. He converted $66,000 of the principal amount of the note into 7,200,000 shares of common stock on December 31, 2005. At September 30, 2007, the outstanding principal balance of this note was $0 and accrued interest totaled $2,584.
     From November of 2003 through September 30, 2006, Richard D. Stromback incurred expenses on behalf of the Company for which he was not reimbursed. The balance at September 30, 2007 was $49,190. The highest aggregate amount owed to him during the fiscal year ended September 30, 2007 was $51,690. The Company repaid $2,500 of this balance during the fiscal year ended September 30, 2007.
     On December 15, 2003, the Company entered into a promissory note with Deanna Stromback, the sister of Richard D. Stromback and a former director of the Company, under which it borrowed a total of $173,030. The note bears interest at the rate of 4% per annum and is due and payable on December 31, 2007. She converted $27,500 of the principal amount of the note into 3,000,000 shares of common stock on March 1, 2005. At September 30, 2007, the outstanding principal balance of this note was $110,500 plus accrued interest of $3,836. During the fiscal year ended September 30, 2007, the Company paid Deanna Stromback $14,387 in interest on this note and $25,030 in principal on this note. During the fiscal year ended September 30, 2007, the highest principal amount owed on this note was $135,530.
     On August 10, 2004, the Company entered into a promissory note with Douglas Stromback, the brother of Richard D. Stromback and Deanna Stromback and a former director of the Company, under which it borrowed a total of $200,000. He converted $27,500 of the principal amount into 3,000,000 shares of common stock on March 1, 2005. The note bears interest at the rate of 4% per annum and is due and payable on December 31, 2007. At September 30, 2007 the outstanding principal balance of this note was $133,000 plus accrued interest of $4,617. During the fiscal year ended September 30, 2007, the Company paid Douglas Stromback $11,563 in interest on this note and $28,500 in principal on this note. During the fiscal year ended September 30, 2007, the highest principal amount owed on this note was $161,500.
     During the fiscal year ended September 30, 2007, the Company paid $8,244 to Tracy Consulting, a company wholly-owned by Adam S. Tracy, an officer of the Company. These amounts were paid to reimburse Tracy Consulting for expenses incurred by it on behalf of Ecology.
     The Company entered into a consulting agreement with DMG Advisors, LLC, a Nevada limited liability company (“Consulting Agreement”) upon the closing of the Merger. The principal shareholders of OCIS, Jeff W. Holmes and R. Kirk Blosch (“OCIS Principal Shareholders”) are the principals of DMG Advisors. Under the terms of the Consulting Agreement, DMG Advisors will provide the following consulting services: (i) advise the Company regarding its investor relations program and initiatives; (ii) facilitate conferences between the Company and members of the business and financial community; (iii) review and analyze the public securities market for the Company’s securities; and (iv) introduce the Company to broker-dealers and institutions, as appropriate. The term of the Consulting Agreement is eighteen months. The Company will pay DMG Advisors five hundred thousand dollars ($500,000) for the consulting services to be rendered under Consulting Agreement, with a payment of two hundred thousand dollars ($200,000) upon execution of the Consulting Agreement and the balance in equal installments on the first day of each succeeding calendar month until paid in full.
     The Company and the OCIS Principal Shareholders entered into a Registration Rights Agreement. Under the terms of the Registration Rights Agreement, the OCIS Principal Shareholders have the right to cause the

Company to include shares of the Company’s common stock held by the OCIS Principal Shareholders in any registration statement the Company files for resale under the Securities Act of 1933 (the “Act”) during the period beginning on April 30, 2007 through the second anniversary of the termination of the private placement that the Company made until July 25, 2007. The Company will keep any such registration statement filed under Registration Rights Agreement continuously effective for one (1) year following the effective date of the registration.
ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.
(a) Exhibits
     Exhibit Description

Exhibit
Number	Description

2.1	Agreement and Plan of Merger entered into effective as of April 30, 2007, by and among OCIS Corp., a Nevada corporation, OCIS-EC, INC., a Nevada corporation and a wholly-owned subsidiary of OCIS, Jeff W. Holmes, R. Kirk Blosch and Brent W. Schlesinger and ECOLOGY COATINGS, INC., a California corporation, and Richard D. Stromback, Deanna Stromback and Douglas Stromback. (2)

3.1	Articles of Incorporation of OCIS Corp. (1)

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation (2)

3.3	By-laws of OCIS Corp. (1)

4.1	Specimen Stock Certificate of OCIS (1)

4.2	Form of Common Stock Certificate of the Company (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Lock-Up Agreement by and between Ecology Coatings, Inc., a California corporation, and the principal shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.6	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and F. Thomas Krotine dated October 30, 2006 (2)

10.8	Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated November 1, 2006. (2)

10.9	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

Exhibit
Number	Description
10.10	Employment Agreement between Ecology Coatings, Inc., a California corporation and David W. Morgan dated May 21, 2007. (2)

10.11	Employment Agreement between Ecology Coatings, Inc., a California corporation and Timothy J. Tanner dated June 1, 2007. (2)

10.12	First Amendment to the Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated July 1, 2007. (2)

10.13	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.14	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.15	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.16	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.17	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.18	2007 Stock Option and Restricted Stock Plan. (2)

10.19	Form of Stock Option Agreement. (2)

10.20	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to be identified therein. (2)

10.21	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.22	Consulting Agreement by and between Ecology Coatings, Inc. , a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.23	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.24	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, dated July 15, 2006, as amended. (2)

10.25	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.26	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and Trimax, LLC, a Michigan limited liability company dated June 26, 2007. (2)

Exhibit
Number	Description
14.1	Charter of Audit Committee*

14.2	Charter of Compensation Committee*

16.1	Letter from Child, Sullivan & Company dated January 4, 2006 regarding change in certifying accountants. (1)

16.2	Letter from Child, Van Wagoner & Bradshaw, PLLC, addressed to the Securities and Exchange Commission. (3)

21.1	List of subsidiaries of the Company (2)

23.1	Consent of Semple, Marchal & Cooper L.L.P. (5)

24.1	Power of Attorney *

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Press Release dated July 30, 2007 (2)

99.2	Audited Financial Statements of Ecology Coatings, Inc. as of September 30, 2005 and 2006. (2)

99.3	Unaudited Financial Statements of Ecology Coatings, Inc. as of March 31, 2007 and 2006. (2)

99.4	Press Release dated August 15, 2007.*

*	Filed herewith.

(1)	Incorporated by reference from OCIS’ registration statement on Form SB-2 filed with the Commission, SEC file no. 333-91436.

(2)	Incorporated by reference from our Form 8-K filed with the Commission on July 30, 2007, SEC file no. 333-91436.

(3)	Incorporated by reference from our Form 8-K/A filed with the Commission on August 9, 2007, SEC file no. 333-91436.

(4)	Incorporated by reference from our Form 8-K No. filed with the Commission on August 15, 2007, SEC file no. 333-91436.

(5)	Incorporated by reference from our Form 8-K/A filed with the Commission on September 17, 2007, SEC file no. 333-91436.

(B) REPORTS ON FORM 8-K
— Form 8-K filed on November 7, 2006
— Form 8-K filed on May 9, 2007
— Form 8-K filed on June 13, 2007
— Form 8-K filed on July 30, 2007
— Form 8-K/A filed on August 9, 2007
— Form 8-K filed on August 15, 2007
— Form 8-K filed on August 30, 2007
— Form 8-K/A filed on September 17, 2007
— Form 8-K filed on October 16, 2007
— Form 8-K filed on October 23, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the fees of UHY LLP our current independent auditor and Semple, Marchal & Cooper, L.L.P., our auditor for fiscal year 2006, billed to us for each of the last two fiscal years for audit and other services:

	For the Year Ended September 30,
	2007		2006
Audit Fees	$79,490	*	$
Audit Related Fees	43,192			—
Tax Fees	—			—
All Other Fees	—			—
Total Fees	$122,682			$—
     Note: The Company engaged UHY LLP as its independent auditor on August 30, 2007. This engagement was disclosed in Form 8K on such date. The agreed upon audit and audit related fees for the fiscal year ending September 30, 2007 totaled approximately $40,000. As of the fiscal year ending date, none of those fees had been billed. As of the filing date of this document, none of those fees had been paid.
     Audit Fees: Consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of the Company’s annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.
     *Represents fees paid for audits performed for years ended September 30 , 2006 and 2005
     Audit-Related Fees: Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”
     Tax Fees: Consists of fees for professional services rendered by our principal accountants for tax advice.
     All Other Fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.
     Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants’ independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of December, 2007.

ECOLOGY COATINGS, INC., a Nevada corporation
By:	/s/ David W. Morgan
David W. Morgan
Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

By:	/s/ Kevin P. Stolz
Kevin P. Stolz
Controller and Chief Accounting Officer (Principal Accounting Officer)

     Each person whose signature appears below authorizes Richard D. Stromback to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard D. Stromback Richard D. Stromback	Chairman and Chief Executive Officer	December 19, 2007

/s/ F. Thomas Krotine F. Thomas Krotine,	Director, President and Chief Operations Officer	December 19, 2007

/s/ Robert W. Liebig Robert W. Liebig	Director	December 19, 2007

/s/ Donald Campion Donald Campion	Director	December 19, 2007

/s/ Adam S. Tracy Adam S. Tracy	Vice President, Secretary and General Counsel	December 19, 2007

/s/ Kevin P. Stolz Kevin P. Stolz	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Ecology Coatings, Inc.
We have audited the accompanying consolidated balance sheet of Ecology Coatings, Inc. and Subsidiary (the “Company”) as of September 30, 2007, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. and Subsidiary as of September 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company’s recurring losses, negative cash flows from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ UHY LLP
Southfield, Michigan
December 18, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors
Ecology Coatings, Inc.
We have audited the accompanying balance sheet of Ecology Coatings, Inc. as of September 30, 2006 and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. at September 30, 2006, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants
Phoenix, Arizona
January 16, 2007

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS

	September 30, 2007	September 30, 2006
Current
Cash and cash equivalents	$808,163	$736,379
Miscellaneous receivable	1,118	—
Prepaid expenses	70,888	31,357

Total Current Assets	880,169	767,736

Property and Equipment
Computer equipment	11,285	1,733
Furniture and fixtures	1,565	1,062
Test equipment	7,313	6,862
Signs	213	—
Software	1,332	—

Total property and equipment	21,708	9,657
Less: Accumulated depreciation	(3,794)	(1,489)

Property and Equipment, net	17,914	8,168

Other
Patents-net	302,575	230,978
Trademarks-net	3,465	—

Total Other Assets	306,040	230,978

Total Assets	$1,204,123	$1,006,882

See the accompanying notes to the consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30, 2007	September 30, 2006
Current
Accounts payable	$429,790	$285,666
Credit card payable	14,772	—
Deferred revenue	24,884	41,667
Accrued payroll taxes	1,459	8,577
Accrued wages	12,500	33,812
Franchise tax payable	800	800
Interest payable	15,851	78,744
Convertible notes payable, net of discount	170,280	—
Notes payable - related party	243,500	—

Total Current Liabilities	913,836	449,266

Deferred revenue - long term portion	—	24,885
Convertible notes payable	—	1,350,000
Notes payable - related party	—	297,030

Total Liabilities	913,836	2,121,181

Commitments and Contingencies (Note 5)

Stockholders’ Equity (Deficit)
Preferred Stock - 10,000,000 $.001 par value and 10,000,000 no par value authorized; no shares issued or outstanding as of September 30, 2007 and 2006, respectively	—	—
Common Stock - 90,000,000 $.001 par value and 50,000,000 no par value authorized; 32,150,684 and 28,200,000 outstanding as of September 30, 2007 and 2006, respectively	32,174	142,000
Additional paid in capital	6,165,282	—
Accumulated Deficit	(5,907,169)	(1,256,299)

Total Stockholders’ Equity (Deficit)	290,287	(1,114,299)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,204,123	$1,006,882

See the accompanying notes to the consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2007	September 30, 2006
Revenues	$41,668	$41,838

Salaries and fringe benefits	1,409,840	168,963
Professional fees	2,583,927	326,663
Other general and administrative costs	463,199	140,604

Total general and administrative expenses	4,456,966	636,230

Operating Loss	(4,415,298)	(594,392)

Other Income (Expenses)
Interest income	20,940	—
Interest expense	(256,512)	(65,234)

Total Other Income (Expenses)	(235,572)	(65,234)

Net Loss	$(4,650,870)	$(659,626)

Basic and diluted net loss per share	$(0.16)	$(0.03)

Basic and diluted weighted average common shares outstanding	29,178,144	24,662,466

See the accompanying notes to the consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statement of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2007 and 2006

					Total
			Additional		Stockholders’
	Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at October 1, 2005	18,000,000	$56,000	$—	$(596,673)	$(540,673)

Conversion of debt into common stock	7,200,000	66,000	—	—	66,000

Issuance of common stock	3,000,000	20,000	—	—	20,000

Net Loss	—	—	—	(659,626)	(659,626)

Balance at September 30, 2006	28,200,000	$142,000	—	$(1,256,299)	$(1,114,299)

Beneficial conversion feature on convertible debt	—	—	116,819	—	116,819

Stock option expense	—	—	1,288,670	—	1,288,670

Warrants issued with debt	—	—	4,497	—	4,497

Issuance of stock, net of issuance costs of $10,789	3,950,684	4,645,470	—	—	4,645,470

Creation of par value stock	—	(4,755,296)	4,755,296	—	—

Net loss	—	—	—	(4,650,870)	(4,650,870)

Balance at September 30, 2007	32,150,684	$32,174	$6,165,282	$(5,907,169)	$290,287

See the accompanying notes to the consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,650,870)	$(659,626)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	12,757	921
Option expense	1,288,670	—
Interest paid through conversion to stock	137,391	—
Beneficial conversion expense	116,819	—
Issuance of stock for services	412,500	20,000
Warrants issued with debt	4,497
Changes in Asset and Liabilities
Accounts receivable	—	303
Miscellaneous receivable	(1,118)	—
Prepaid expenses	(39,531)	(31,357)
Accounts payable	144,122	60,969
Accrued payroll taxes and wages	(28,428)	105,811
Credit card payable	14,772	—
Interest payable	(62,893)	—
Franchise tax payable	—	(392)
Deferred revenue	(41,668)	(41,667)

Net Cash Used in Operating Activities	(2,692,280)	(545,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(12,050)	(6,686)
Purchase of intangibles	(85,514)	(122,062)

Net Cash Used by Investing Activities	(97,564)	(128,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(Reduction) of notes payable - related parties	(53,530)	—
Increase/(Reduction) of notes payable	(67,642)	—
Proceeds from debt	500,000	1,400,000
Issuance of stock	2,483,500	—

Net Cash Provided by Financing Activities	2,862,328	1,400,000

Net Increase (Decrease) in Cash and Cash Equivalents	71,784	726,214
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	736,379	10,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$808,163	$736,379

See the accompanying notes to the consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2007	September 30, 2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$114,253	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of notes and interest for common stock	$1,749,470	$66,000
Issuance of common stock for services	$412,500	$20,000
See the accompanying notes to the consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDAIRY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
     Note 1 - Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
     Description of the Company. We were originally incorporated in Nevada on February 6, 2006 as OCIS Corp. (“OCIS”). OCIS completed a merger with Ecology Coatings, Inc. a California corporation (“Ecology-CA”) on July 27, 2007 (the “Merger”)(see Note 6 – Equity). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc. We develop nanotechnology-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing. We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. The length of each license varies. Ecology’s market consists electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”). The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended September 30, 2007 reflect the results of the merged operations and the cash impact resulting from the merged entity from the point of the merger forward. See Note 11 — Unaudited Pro Forma Financial Statements for further discussion.
     Principles of Consolidation. The consolidated financial statements include all accounts of the Company and its wholly owned subsidiary Ecology-CA. All significant intercompany transactions have been eliminated in consolidation.
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Note 1 - Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
     Loss Per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options outstanding or stock associated with the convertible debt during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. For the years ended September 30, 2007 and 2006, there were 3,792,080 and 150,000 potentially dilutive securities outstanding. (See stock split in Note 6—Equity).
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Note 1 - Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

Computer equipment	3-5 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Software	3 years
Repairs and maintenance costs are charged to operations as incurred. Betterments or renewals are capitalized as incurred.
The Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Patents. It is the Company’s policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life. Four patents were issued as of September 30, 2007 and are being amortized over 8 years.
Stock-Based Compensation. Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Share-Based Payment. Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.
The Company accounts for stock options granted to non-employees under SFAS Number 123(R) using EITF 98-16, requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 1 - Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
(continued)
     Expense Categories. Salaries and Fringe Benefits of $1,409,840 and $168,963 for the years ended September 30, 2007 and 2006, respectively, include wages paid to and insurance benefits for officers and employees of the company as well as stock based compensation expense for those individuals. Professional Fees of $2,583,927 and $326,663 for the years ended September 30, 2007 and 2006, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.
     Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements, but the Company does not expect SFAS 157 to have a material effect.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for Ecology). Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have no impact on our financial position or results of operations. Management is in the process of evaluating SFAS 141(R) and determining what effect, if any, it may have on our financial position and results of operations going forward.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 – Concentrations
     For the years ended September 30, 2007 and 2006, the Company had one customer representing 100% and 99% of revenues, respectively. As of September 30, 2007 and 2006, there were no amounts due from this customer.
     The Company occasionally maintains bank account balances in excess of the federal insurable amount of $100,000. The Company had cash deposits in excess of this limit on September 30, 2007 and 2006 of $708,163 and $653,214, respectively.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 3—Related Party Transactions
The Company borrows funds for its operations from certain major stockholders, directors and officers as disclosed below:
•	The Company has an unsecured note payable due to a shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2007. As of September 30, 2007 and 2006, the note had an outstanding balance of $110,500 and $135,530, respectively. The accrued interest on the note is $3,836 and $7,690 as of September 30, 2007 and 2006, respectively.

•	The Company has an unsecured note payable due to a shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2007. As of September 30, 2007 and 2006, the note had an outstanding balance of $133,000 and $161,500, respectively. The accrued interest on the note is $4,617 and $10,460 as of September 30, 2007 and 2006, respectively.

•	The Company had an unsecured note payable due to a majority shareholder, officer and director that bore interest at 4% per annum with principal and interest due on December 31, 2007. As of September 30, 2007 and 2006, the note has an outstanding balance of $0. The unpaid accrued interest on the note is $2,584 as of September 30, 2007 and 2006, respectively.
     Future maturities of related party long-term debt as of September 30, 2007 are as follows:

Year Ending September 30,
2008	$243,500

The Company has a payable to a related party totaling $49,191 as of September 30, 2007, included in accounts payable on the consolidated balance sheet.
The Company paid consulting fees for contracted administrative support to a related party company totaling $8,244 for the year ended September 30, 2007.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4—Notes Payable
     The Company has three convertible notes payable as follows:

	September 30,
	2007	September 30, 2006
Convertible note payable, 20% per annum interest rate, principal and interest payment due December 31, 2007; unsecured, accrued interest of $130 outstanding at September 30, 2007, convertible at holder’s option into common shares of the Company. Conversion price is $1.60 per share. This note is stated net of an unamortized discount of $2,400 at September 30, 2007.	$708	$50,000

Convertible note payable, 15% per annum interest rate, principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $4,268 is outstanding as of September 30, 2007. This note is stated net of an unamortized discount of $13,422 at September 30, 2007.	145,873	300,000

Convertible subordinated note payable, 7.5% per annum interest rate. Principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company at a price per share of $2.00. Accrued interest of $415 is outstanding as of September 30, 2007.	26,461	1,000,000

Total convertible notes payable	$173,042	$1,350,000

     Future maturities of the notes payable as of September 30, 2007 are as follows:

Year Ending September 30,
2008	$173,042

The above notes payable have conversion rights and detachable warrants. These Notes may be converted for the principal balance and any unpaid accrued interest to Common Stock. In accordance with guidance issued by the FASB and the Emerging Issue Task Force (“EITF”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature (EITF No. 98-5), the Company recognized an embedded beneficial conversion feature present in these Notes. The Company allocated the proceeds based on the fair value of $4,497 to the warrants. The warrants are exercisable through 2012 and the fair value will be amortized to interest expense over the term of the Notes. Expense associated with the beneficial conversion features of $116,820 was reflected in the September 30, 2007 Statement of Operations as Interest Expense.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5 - Commitments and Contingencies
Consulting Agreements. On July 15, 2006, the Company entered into an agreement for six months of international consulting services. The Company agreed to compensate the consultant $15,000 per month payable in cash and an additional $15,000 per month payable in shares of the Company’s restricted stock at a share price of $2.00. The Company agreed to pay the consultant a fee of 2% of any royalties received by the Company pursuant to royalty agreements that are a direct result of the consultant’s material efforts under the consulting agreement. In addition, the Company agreed to pay the consultant a fee of 2% of any net sales received by the Company pursuant to joint venture agreements that are a direct result of the consultant’s material efforts under the consulting agreement. The aforementioned fees will be paid by the Company to the consultant for the term of any royalty or joint venture agreements, not to exceed a period of 48 months. In January 2007, the agreement was extended for an additional six months and, in July, 2007 was extended for an additional six months.
On February 1, 2007, the Company amended an agreement with a consultant. The original agreement was dated June 1, 2006 and called for $12,500 in 18 monthly payments commencing February 1, 2007. The amendment called for additional monthly payments of $9,250 on February 1, 2007, $9,375 on March 1, 2007, and $9,000 per month from April 1, 2007 and continuing through September 1, 2007.
On May 1, 2007, the Company entered into an agreement with a consultant to provide information system consulting services. The agreement calls for six monthly payments of $5,000 plus reimbursement for any out of pocket costs. Additionally, options to purchase 1,000 shares of common stock at $2.00 per share were issued to the consultant, with additional options to purchase 500 shares upon the achievement of certain performance measures. The options are restricted for 12 months and expire 10 years from date of issuance.
On June 1, 2007, the Company entered into a consulting agreement with an individual in which the individual will serve as the chairman of Ecology’s business advisory board. The agreement expires June 1, 2009. Ecology will pay the consultant $11,000 per month. Additionally, Ecology granted the consultant 200,000 options to purchase shares of the Company’s common stock for $2.00 per share. Of these options, 50,000 options vest on December 1, 2007, 50,000 options vest on June 1, 2008, 50,000 options vest on December 1, 2008, and the remaining 50,000 options vest on June 1, 2009. Additionally, the Company will reimburse the consultant for all reasonable expenses incurred by the consultant in the conduct of Ecology business.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5 - Commitments and Contingencies (continued)
Consulting Agreements (continued)
On July 26, 2007, the Company entered into a consulting agreement with a company owned by two former officers and directors of OCIS Corporation. The terms of the agreement call for transfer of the $100,000 standstill deposit paid to OCIS as a part of a total payment of $200,000. The balance will be paid in equal installments on the first day of each succeeding calendar month until paid in full. The agreement calls for the principals to provide services for 18 months in the area of investor relations program and initiatives; facilitate conferences between Ecology and members of the business and financial community; review and analyze the public securities market for Ecology’s securities; and introduce Ecology to broker-dealers and institutions, as appropriate.
On August 9, 2007, the Company entered into a contract with a consultant to provide investor relations services. The contract calls for a payment of $15,000 at inception, $5,000 in 90 days, and an additional $5,000 payment in 180 days. Further, the Company issued 20,000 shares of the Company’s restricted common stock to this consultant and granted 40,000 options to purchase shares of its common stock. 10,000 of the options vest three months after the inception of the contract and have a price of $4.00. 10,000 of the options vest six months after the inception of the contract and have a price of $4.50. 10,000 of the options vest in nine months after the inception of the contract and have a price of $5.00. Finally, 10,000 of the options vest three months after the inception of the contract and have a price of $5.50. All of the options expire 10 years after issuance.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5 - Commitments and Contingencies (continued)
Employment Agreements. On October 30, 2006, the Company entered into an employment agreement with an officer and such agreement expires on October 30, 2008. Pursuant to the agreement, the officer will be paid an annual base salary of $160,000. The Company also granted the officer 321,217 options to purchase its common at $2.00 per share. Twenty-five percent (25%) of the options will vest on November 1, 2007 and the remaining seventy-five percent (75%) will vest on November 1, 2008. The options expire November 1, 2016.
On November 1, 2006, the Company entered into an employment agreement with an officer and such agreement expires on November 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $100,000. The Company also granted the officer 150,000 options to acquire its common stock at $2.00 per share. The options will all vest on November 1, 2008. The options expire November 1, 2016. On July 1, 2007, the Company amended this employment agreement. The new agreement will expire on November 1, 2009, and calls for an annual salary $140,000, a one time bonus of $12,500 and the grant of 87,500 options to purchase Company stock at $2.00 per share. Upon grant, 25,000 of the options vested, 37,500 options will vest on July 1, 2008, and 25,000 options will vest on July 1, 2009. All of the options expire on July 1, 2017.
On January 1, 2007, the Company entered into an employment agreement with an officer and such agreement expires on January 1, 2012. Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice. Pursuant to the agreement, the officer will be paid an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012. In addition, 450,000 options were granted to the officer to acquire common stock at $2.00 per share. On the third anniversary of the date of the employment agreement 150,000 options will vest, 150,000 options will vest on the fourth anniversary date of the employment agreement and the remaining 150,000 options will vest on the fifth anniversary date of the employment agreement. The options expire on January 1, 2017.
On February 1, 2007, the Company entered into an employment agreement with an officer and such agreement expires on February 1, 2008. Pursuant to the agreement, the officer will be paid an annual base salary of $120,000 and the Company granted the officer 25,000 options to acquire its common stock at $2.00 per share. All of the options will vest on February 1, 2008. The options expire February 1, 2017.
On May 21, 2007, the Company entered into an employment agreement with an officer and such agreement expires on May 21, 2009. Pursuant to the agreement, the officer will be paid an annual base salary of $160,000 and the Company granted the officer 300,000 options to acquire its common stock at $2.00 per share. On May 21, 2008, 75,000 of the options will vest and 225,000 of the options will vest on May 21, 2009. The options expire on May 21, 2017.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5 - Commitments and Contingencies (continued)
Employment Agreements (continued). On June 18, 2007, the Company entered into an employment agreement with a sales representative. The agreement calls for a monthly salary of $11,250 and a $15,000 signing bonus. The signing bonus is payable in $5,000 increments after 60, 120, and 180 days of employment. As part of the agreement, the employee was granted options to purchase 10,000 shares of the Company’s common stock at $2.00 per share. Half of these options will vest on June 1, 2008, with the remaining options will vest on June 1, 2009. The options expire on June 14, 2017.
Contingencies. We are currently not aware of any investigations, claims, or lawsuits that we believe could have a material adverse effect on our financial position or on our results of operations.
Lease Commitments.
a.	On August 1, 2005, the Company leased its office facilities in Akron, Ohio for a rent of $1,800 per month. The lease expired July 1, 2006 and was renewed under the same terms through August 31, 2007. The Company now leases that property on a month-to-month basis for the same rent. Rent expense for the years ended September 30, 2007 and 2006 was $21,600 and $19,800, respectively.

b.	On September 1, 2006, the Company leased its office space in Bloomfield Hills, Michigan with monthly payments of $1,800. A new lease was executed on April 1, 2007 with monthly payments of $3,200. The lease is on a month-to-month basis until terminated by tenant or landlord upon 30 days notice. The monthly lease amount was reduced to $2,400 on September 1, 2007. Rent expense for the year ended September 30, 2007 and September 30, 2006 was $28,850 and $1,800, respectively.

c.	On January 5, 2004, the Company leased computer equipment with 48 monthly payments of $81. The Company recognized expense of $972 for the years ended September 30, 2007 and 2006, respectively, related to this lease.

d.	On January 9, 2006, the Company leased computer equipment with 24 monthly payments of $147. The Company recognized expense of $1,764 and $1,323 for the years ended September 30, 2007 and 2006, respectively, related to this lease.

e.	On April 17, 2006, the Company leased computer equipment with 36 monthly payments of $75. The Company recognized expense of $901 and $375, respectively, for the years ended September 30, 2007 and September 30, 2006 related to this lease.

f.	On June 17, 2007, the Company leased computer equipment with 36 monthly payments of $42. The Company recognized expense of $126 for the year ended September 30, 2007 related to this lease.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5 - Commitments and Contingencies (continued)
Lease Commitments. (continued)
g.	On July 17, 2007, the Company leased computer equipment with 36 monthly payments of $44. The Company recognized expense of $88 for the year ended September 30, 2007 related to this lease.
     Minimum future rental payments under the above operating leases as of September 30, 2007 are as follows:

Year Ending September 30,
2008	$2,217
2009	1,549
2010	811

$4,577

Note 6 – Equity
Reverse Merger. A reverse merger with OCIS Corporation was consummated on July 27, 2007. The shareholders of Ecology acquired 95% of the voting stock of OCIS. OCIS had no significant operating history. The purpose of the acquisition was to provide Ecology with access to the public equity markets. The consideration to the shareholders of OCIS was approximately 5% of the stock of the successor company at the closing of the merger. The final purchase price was agreed to as it reflects the value to Ecology of access to the public equity markets.
Stock Split. On January 3, 2007, the Company amended its Articles of Incorporation to increase the authorized capital. This was done to facilitate the reverse merger with OCIS Corporation. The number of common shares of no par stock authorized was increased to fifty million. Ten million shares of preferred stock were authorized. The terms of the preferred shares have yet to be determined by the Board of Directors. On January 9, 2007, the Company split the number of common shares, issuing 6,000 common shares for each share previously outstanding. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.
Warrants. On December 16, 2006, Ecology issued warrants to purchase 500,000 shares of the Company’s stock at $2.00 per share. The warrants were issued to the holder of the $1,500,000 convertible note. The warrants vest on December 17, 2007. The weighted average remaining life of the warrants is 9.5 years.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6 – Equity (continued)
Equity Offering. The Company commenced a private equity offering on March 21, 2007. Under the terms of the offering, the Company was offering up to 3.6 million shares at $2.00 per share. Convertible debt holders could convert up to $1,850,000 in debt for up to 968,750 shares. The offering closed on July 25, 2007. 1,241,750 shares were sold at $2.00 per share. Additionally, $1,749,740 in debt and accrued interest was converted into 902,684 shares.
Equity Issuance. As a condition of attending a conference in April, 2007, the Company issued 6,250 shares of its common stock to the conference vendor.
Stock Issuance. On July 6, 2007, the Company issued 180,000 shares of common stock to two consultants to fulfill obligations owing under agreements with them.
Stock Issuance. On August 9, 2007, the Company issued 20,000 shares of common stock to a consultant.
Note 7 – Stock Options
Stock Option Plan. On May 9, 2007, the Company adopted a stock option plan and has set aside 4,500,000 shares for the issuance of stock options or to award restricted stock. The plan approved all prior grants of options. The plan calls for incentive stock options, nonqualified stock options, rights to restricted stock and stock appreciation rights. Eligible recipients are employees, directors, and consultants. Only employees are eligible for incentive stock options. Incentive stock options are limited to $100,000 per year per employee based on the value of the common stock. The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.
The Company granted non-statutory options as follows during the year ended September 30, 2007:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual	Aggregate
	per Share	Options	Term	Fair Value
Outstanding as of September 30, 2006	$2.00	150,000	9.6	$—
Granted	$2.04	3,026,117	9.5	$3,488,422
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2007	$2.03	3,176,117	9.5	$3,488,422
Exercisable	$2.00	375,800	9.8	$552,540

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 7 – Stock Options (continued)
Stock Option Plan (continued) 375,800 of the options were exercisable as of September 30, 2007. The options are subject to various vesting periods between June 26, 2007 and January 1, 2012. The options expire on various dates between June 1, 2016 and August 28, 2017. Additionally, the options had no intrinsic value as of June 30, 2007. Intrinsic value arises when the exercise price is lower than the trading price.
Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Accounting for Stock-Based Compensation. Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.
The Company accounts for stock options granted to non-employees under SFAS Number 123(R) using EITF 98-16 requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.
In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Dividend	None
Expected volatility	94.29%-101.73%
Risk free interest rate	4.25%-5.11%
Expected life	5.9 years
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
Based upon the above assumptions and the weighted average $2.03 exercise price, the options outstanding at September 30, 2007 had a total unrecognized compensation cost of $2,199,936 and will be recognized over the remaining weighted average vesting period of 1.7 years. Compensation cost of $1,288,670 was recorded as an expense for the year ending September 30, 2007. $395,458 was recorded as compensation expense and $893,212 was recorded as consulting expense.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8 – INCOME TAXES
     The Company has incurred losses since operations commenced in 1990. The Company has a net operating loss carry forward for income tax purposes of approximately $4,349,635. The total loss carry forward expiring on September 30, 2027 is $3,483,508, expiring on September 30, 2026 is $427,056, expiring on September 30, 2025 is $203,978, expiring on September 30, 2024 is $189,988, expiring on September 30, 2023 is $ 25,364 and expiring on September 30, 2022 is $19,741. The Company changed its year-end to September 30th from February 28th effective in fiscal 2006.
     Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.
     The principal sources of timing differences are different accrual versus cash accounting methods used for financial accounting and tax purposes; the timing of the utilization of the net operating losses, and different book versus tax depreciation methods.
     As of September 30, 2007 and 2006, the deferred tax asset based on a 34% tax bracket consists of the following:

	2007	2006
Assets:
Federal loss carry forwards	$1,481,936	$261,359
Cash basis accounting differences	89,925	133,119
Depreciation timing differences	939
Liability:
Depreciation timing differences	—	(124)

Deferred tax asset	1,572,800	394,354

Valuation allowance	(1,572,800)	(394,354)

Net deferred tax asset	$—	$—

     The tax benefit from net operating losses and differences in timing differ from the federal statutory rate primarily due to the $1,178,446 change in the deferred tax asset valuation allowance from September 30, 2006.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Note 8 – Income Taxes (continued)
     The effective tax rate differs from the statutory federal income tax rate of 34% as a result of the following:

Tax Rate Reconciliation	2007	2006
Income tax expense (benefit) at the statutory tax rate	$(1,581,296)	$(224,273)
Compensation and BCF expense	431,266	—
Other permanent differences, net	(28,416)	593
Valuation Allowance	1,178,446	223,680

	$—	$—

The States in which the Company currently operates did not have a corporate income tax in effect as of September 30, 2007 and 2006.
In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008, and, because they are based or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes”, apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of September 30, 2007, has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of September 30, 2007.
Note 9 – Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the fiscal years ended September 30, 2007 and 2006, we incurred net losses of ($4,560,870) and ($659,626), respectively. At September 30, 2007 and 2006, we had stockholders’ equity and deficit of $290,287 and ($1,114,299), respectively.
Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and through the issuance of equity securities and debt. Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital, cash receipts from anticipated sales, and funding through sales of common stock will be sufficient to enable us to continue as a going concern through January 31, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10 – Subsequent Events
On October 1, the Company modified the employment agreement originally dated May 23, 2007 to increase the salary from $160,000 to $210,000.
On October 8, the Company extended the contract with the IT consultant. The expiry is now April 1, 2008. The contract still calls for monthly payments of $5,000.
Note 11 – Unaudited Condensed Pro Forma Financial Statements
The unaudited condensed pro forma financial statements reflect the Closing of the exchange transaction for the twelve months ended September 30, 2007 and September 30, 2006 for Statement of Operations purposes, as if the Closing had occurred the first day of the respective periods.
The unaudited condensed pro forma financial statements and the notes thereto should be read in conjunction with Ecology assumptions and estimates of management that are subject to change. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the exchange transaction had actually occurred on the indicated dates.
The reverse merger with OCIS Corporation was consummated on July 27, 2007. The shareholders of Ecology acquired approximately 95% of the voting stock of OCIS. OCIS had no significant operating history. The consideration to the shareholders of OCIS was approximately 5% of the stock of the successor company, at closing of the merger.

ECOLOGY COATINGS, INC.
UNAUDITED CONDENSED PRO FORMA INCOME STATEMENT
For the Twelve Months Ending September 30, 2007

			Pro Forma		Pro Forma
	ECI	OCIS	Adjustments		Consolidated
Revenues	$41,668	$—			$41,668

General and administrative costs	4,456,966	35,912			4,492,878

Operating Loss	(4,415,298)	(35,912)			$(4,451,210)

Other Income (Expenses)	—	2,195			$2,195

Interest income	20,940	—			$20,940

Interest expense	(256,512)	1	$110,020	A	(146,491)

Total Other Income (Expenses)	(235,572)	2,194	$110,020		(123,358)

Net Loss from Continuing Operations	(4,650,870)	(33,718)	$110,020		(4,574,568)

Net Loss	$(4,650,870)	$(33,718)	$110,020		(4,574,568)

Basic and diluted net loss per share:

Total basic and diluted net loss per share:	(0.18)	(0.02)			(0.16)

Basic and diluted weighted average of common shares outstanding	27,548,144	1,600,000			29,178,144

Note: The executed reverse merger agreement calls for the issuance of 1.6 million shares of the merged entity to OCIS shareholders at the time of the merger. As a condition of the reverse merger, Ecology Coatings had to raise $4,000,000 through stock sales and debt conversions.
Note: The OCIS statement reflects transactions for that entity for the period beginning October 1, 2006 and continuing up to the date of the merger, July 26, 2007. The ECI figures reflect the amount incurred from that date forward.
A. Reflects the adjustment to interest expense if the transaction had taken place on October 1, 2006 and the convertible notes were converted to equity on that date.

ECOLOGY COATINGS, INC.
UNAUDITED CONDENSED PRO FORMA INCOME STATEMENT
For the Twelve Months Ending September 30, 2006

			Pro Forma		Pro Forma
	ECI	OCIS	Adjustments		Consolidated
Revenues	$41,838	$—			$41,838
General and administrative costs	636,230	16,679			652,909

Operating Loss	(594,392)	(16,679)			(611,071)

Interest income	—	1,318			1,318
			38,640	A
Interest expense	(65,234)	—	(27,305)	B	(53,899)

Total Other Income (Expenses)	(65,234)	1,318			(52,581)

Net Loss from Continuing Operations	(659,626)	(15,361)			(663,652)

Net Profit from Discontinued Operations	—	8,485			8,845

Net Loss	$(659,626)	$(6,876)			$(654,807)

Basic and diluted net loss per share:
Continuing operations	(0.03)	(0.00)			(0.02)
Discontinued operations	—	0.01			—

Total basic and diluted net loss per share:	(0.03)	(0.01)			(0.02)

Basic and diluted weighted average of common shares outstanding	24,662,466	1,600,000			32,130,684

Note: The executed reverse merger agreement calls for the issuance of 1.6 million shares of the merged entity to OCIS shareholders at the time of the merger. As a condition of the reverse merger, Ecology Coatings was required to raise $4,000,000 through stock sales and debt conversions.
Note: The pro forma number of shares outstanding at September 30, 2006 reflects 28,200,000 shares outstanding at that date together with186,250 issued to three consultants, 1,600,000 issued to shareholders of OCIS at the time of the reverse merger, and 2,144,434 issued to investors in the private placement.
A. Reflects the adjustment to interest expense if the transaction had taken place on October 1, 2005 and the convertible notes were converted to equity on that date.
B. Realization of beneficial conversion feature of convertible debt.