Form 10QSB
period 2007-12-31
Ecology Coatings, Inc.
filed 2008-02-14
CIK 1173313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File No. 333-91436
ECOLOGY COATINGS, INC.

Nevada	26-0014658
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304
(Address of principal executive offices)
(248) 723-2223
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at February 14, 2008
Common Stock, $.001 par value	32,210,684
     Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☑

Item 1. FINANCIAL STATEMENTS
ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS

	December 31, 2007	September 30, 2007
	Unaudited	Audited
Current
Cash and cash equivalents	$105,275	$808,163
Miscellaneous receivable	—	1,118
Prepaid expenses	18,480	70,888

Total Current Assets	123,755	880,169

Property and Equipment
Computer equipment	12,453	11,285
Furniture and fixtures	1,565	1,565
Test equipment	7,313	7,313
Signs	213	213
Software	1,332	1,332
Video	48,177	—

Total property and equipment	71,053	21,708
Less: Accumulated depreciation	(6,043)	(3,794)

Property and Equipment, net	65,010	17,914

Other
Patents-net	304,214	302,575
Trademarks-net	3,405	3,465

Total Other Assets	307,619	306,040

Total Assets	$496,384	$1,204,123

See the accompanying notes to the consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31, 2007	September 30, 2007
	Unaudited	Audited
Current
Accounts payable	$613,978	$429,790
Credit cards payable	41,169	14,772
Deferred revenue	14,467	24,884
Accrued payroll taxes	2,973	1,459
Accrued wages	7,907	12,500
Franchise tax payable	800	800
Interest payable	24,963	15,851
Convertible notes payable, net of discount	186,102	170,280
Notes payable — related party	243,500	243,500

Total Current Liabilities	1,135,859	913,836

Total Liabilities	1,135,859	913,836

Commitments and Contingencies (Note 5)

Stockholders’ Equity (Deficit)
Preferred Stock — 10,000,000 $.001 par value and 10,000,000 no par value authorized; no shares issued or outstanding as of December 31, 2007 and September 30, 2007, respectively	—	—
Common Stock — 90,000,000 $.001 par value and 50,000,000 no par value authorized; 32,150,684 and 32,150,684 outstanding as of December 31, 2007 and September 30, 2007, respectively	32,174	32,174
Additional paid in capital	6,699,720	6,165,282
Accumulated Deficit	(7,371,369)	(5,907,169)

Total Stockholders’ Equity (Deficit)	(639,475)	290,287

Total Liabilities and Stockholders’ Equity (Deficit)	$496,384	$1,204,123

See the accompanying notes to the consolidated financial statements

ECOLOGY COATINGS, INC.
Consolidated Statements of Operations

	For the three months ended	For the three months ended
	December 31, 2007	December 31, 2006
	Unaudited	Unaudited

Revenues	$10,417	$10,417

Salaries and fringe benefits	532,014	181,110
Professional fees	776,834	273,704
Other general and administrative costs	144,408	69,952

Total General and Administrative Expenses	1,453,256	524,766

Operating Loss	(1,442,839)	(514,349)

Other Income (Expenses)
Interest income	5,531	—
Interest expense	(26,892)	(38,667)

Total Other Expenses-net	(21,361)	(38,667)

Net Loss	$(1,464,200)	$(553,016)

Basic and diluted net loss per share	$(0.05)	$(0.02)

Basic and diluted weighted average of common shares outstanding	32,150,684	28,200,000

See the accompanying notes to the consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,464,200)	$(553,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,570	1,140

Stock option expense	534,438	—

Beneficial conversion expense	15,821	—

Miscellaneous receivable	1,118	—
Prepaid expenses	52,408	12,857
Employee advance	—	(90)
Accounts payable	184,188	52,780
Accrued payroll taxes and wages	(3,079)	(42,389)
Miscellaneous payables	—	2,480

Credit cards payable	26,398	—

Interest payable	9,112	12,717
Franchise tax payable	—	(800)
Deferred revenue	(10,417)	(10,417)

Net Cash Used in Operating Activities	(647,643)	(524,738)

CASH FLOWS FROM INVESTING ACTIVITIES
Merger fee	—	(50,000)
Purchase of fixed assets	(49,345)	(874)
Purchase of intangibles	(5,900)	(36,398)

Net Cash Used by Investing Activities	(55,245)	(87,272)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable — related parties	—	(53,530)

Proceeds from issuance of convertible notes payable	—	500,000

Net Cash Provided by Financing Activities	—	446,470

Net Decrease in Cash and Cash Equivalents	(702,888)	(165,540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	808,163	736,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,275	$570,839

See the accompanying notes to the consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	Unaudited	Unaudited
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,958	$25,950
Income taxes paid	$—	$—
See the accompanying notes to the consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
          Interim Reporting. While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements follow the same accounting policies and methods of their application as the September 30, 2007 audited annual consolidated financial statements of Ecology Coatings, Inc. (“we”, “us”, the “Company” or “Ecology”). It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s September 30, 2007 annual consolidated financial statements included in Form 10-KSB filed with the Securities and Exchange Commission on December 21, 2007.
          Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ended September 30, 2008.
     Description of the Company. We were originally incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”). OCIS completed a merger with Ecology Coatings, Inc. a California corporation (“Ecology-CA”) on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc. We develop nanotechnology-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing. We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. Ecology’s market consists electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”).
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
     Loss Per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options outstanding or stock associated with the convertible debt during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. For the three months ended December 31, 2007 and 2006, there were 3,792,900 and 150,000 potentially dilutive securities outstanding.
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over their estimated useful lives ranging from 3-7 years.
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
Patents. It is the Company’s policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life. Four patents were issued as December 31, 2007 and are being amortized over 8 years.
Stock-Based Compensation. Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Share-Based Payment . Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
     Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on our financial statements, but we do not expect SFAS 157 to have a material effect on our results of operations and financial condition.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. SFAS 159 will become effective for the Company beginning in fiscal 2009. The adoption of this pronouncement would have had no impact on the results or financial position of the Company as of December 31, 2007
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for Ecology). Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have no impact on our financial position or results of operations. Management is in the process of evaluating SFAS 141(R) and determining what effect, if any, it may have on our financial position and results of operations going forward.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Concentrations
     For the three months ended December 31, 2007 and 2006, the Company had one customer representing 100% of revenues. As of December 31, 2007 and 2006, there were no amounts due from this customer.
     The Company occasionally maintains bank account balances in excess of the federally insurable amount of $100,000. The Company had cash deposits in excess of this limit on December 31, 2007 and September 30, 2007 of $5,275 and $708,163, respectively.
Note 3—Related Party Transactions
The Company borrows funds for its operations from certain major stockholders, directors and officers as disclosed below:
The Company has an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2007. As of December 31, 2007 and September 30, 2007, the note had an outstanding balance of $110,500.The accrued interest on the note was $4,893 and $3,836 as of December 31, 2007 and September 30, 2007, respectively. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock.
The Company has an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2007. As of December 31, 2007 and September 30, 2007, the note had an outstanding balance of $133,000. The accrued interest on the note was $5,895 and $4,617 as of December 31, 2007 and September 30, 2007, respectively. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock.
The Company had an unsecured note payable due to a majority shareholder, officer and director that bore interest at 4% per annum with principal and interest due on December 31, 2007. As of December 31, 2007 and September 30, 2007, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of December 31, 2007 and September 30, 2007. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock.
Future maturities of related party long-term debt as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$243,500

The Company has a payable to a related party totaling $49,191 as of December 31, 2007, included in accounts payable on the consolidated balance sheet.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4—Notes Payable
     The Company has three convertible notes payable as follows:

	December 31,	September 30,
	2007	2007
Convertible note payable, 20% per annum interest rate, principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company. Conversion price is $1.60 per share. Accrued interest of $294 and $130 was outstanding as of December 31, 2007 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $2,400 as of December 31, 2007 and September 30, 2007, respectively.	$3,088	$708

Convertible note payable, 15% per annum interest rate, principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $10,374 and $4,268 was outstanding as of December 31, 2007 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $13,422 as of December 31, 2007 and September 30, 2007, respectively.	156,553	145,873

Convertible subordinated note payable, 7.5% per annum interest rate. Principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company at a price per share of $2.00. Accrued interest of $923 and $415 was outstanding as of December 31, 2007 and September 30, 2007, respectively.	26,461	26,461

Total convertible notes payable	$186,102	$173,042

     Future maturities of the notes payable as of December 31, 2007 are as follows:

Year Ending December 30,
2008	$186,102

The above notes payable have conversion rights and detachable warrants. These Notes may be converted for the principal balance and any unpaid accrued interest to Common Stock. In accordance with guidance issued by the FASB and the Emerging Issue Task Force (“EITF”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature (EITF No. 98-5), the Company recognized an embedded beneficial conversion feature present in these Notes. The Company allocated the proceeds based on the fair value of $4,497 to the warrants. The warrants are exercisable through 2012 and the fair value was amortized to interest expense over the term of the Notes.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Commitments and Contingencies
Consulting Agreements. On July 15, 2006, the Company entered into an agreement for six months of international business development consulting services. The Company agreed to pay the consultant $15,000 per month payable in cash and an additional $15,000 per month payable in shares of the Company’s restricted stock at a share price of $2.00. The Company agreed to pay the consultant a fee of 2% of any royalties received by the Company pursuant to royalty agreements that are a direct result of the consultant’s material efforts under the consulting agreement. In addition, the Company agreed to pay the consultant a fee of 2% of any net sales received by the Company pursuant to joint venture agreements that are a direct result of the consultant’s material efforts under the consulting agreement. The aforementioned fees will be paid by the Company to the consultant for the term of any royalty or joint venture agreements, not to exceed a period of 48 months. In January 2007, the agreement was extended for an additional six months and, in July, 2007 was extended for an additional six months.
On February 1, 2007, the Company amended an agreement with a consultant. The original agreement was dated June 1, 2006 and called for $12,500 to be paid to the consultant in 18 monthly payments commencing February 1, 2007. The amendment called for additional monthly payments of $9,250 on February 1, 2007, $9,375 on March 1, 2007, and $9,000 per month from April 1, 2007 and continuing through September 1, 2007. This agreement was further amended on December 28, 2007 to extend the agreement until November 1, 2010. The effective date of the agreement was November 1, 2007. Additionally, the agreement calls for monthly payments of $16,000. Finally, the agreement calls for an option grant of 100,000 shares at an exercise price of $3.05 per share. 25,000 options will vest on June 28, 2008, 25,000 options will vest on December 28, 2008, 25,000 options will vest on June 28, 2009, and 25,000 options will vest on December 28, 2009. All of the options expire on December 27, 2017.
On May 1, 2007, the Company entered into an agreement with a consultant to provide information system consulting services. The agreement calls for six monthly payments of $5,000 plus reimbursement for any out of pocket costs. Additionally, options to purchase 1,000 shares of common stock at $2.00 per share were issued to the consultant, with additional options to purchase 500 shares upon the achievement of certain performance measures. The options are restricted for 12 months and expire 10 years from date of issuance. On October 8, 2007, the Company extended the contract with the consultant. The expiration date is now April 1, 2008 and provides for monthly payments of $5,000.
On June 1, 2007, the Company entered into a consulting agreement with an individual who serves as the chairman of Ecology’s business advisory board. The agreement expires June 1, 2009. Ecology will pay the consultant $11,000 per month. Additionally, Ecology granted the consultant 200,000 options to purchase shares of the Company’s common stock for $2.00 per share. Of these options, 50,000 options vest on December 1, 2007, 50,000 options vest on June 1, 2008, 50,000 options vest on December 1, 2008, and the remaining 50,000 options vest on June 1, 2009. Additionally, the Company will reimburse the consultant for all reasonable expenses incurred by the consultant in the conduct of Ecology business.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Commitments and Contingencies (continued)
Consulting Agreements (continued)
On July 26, 2007, the Company entered into a consulting agreement with a company owned by two former officers and directors of OCIS Corporation. The terms of the agreement call for the transfer of the $100,000 standstill deposit paid to OCIS as a part of a total payment of $200,000. The balance will be paid in equal installments on the first day of each succeeding calendar month until paid in full. The agreement calls for the principals to provide services for 18 months in the area of investor relations programs and initiatives; facilitate conferences between Ecology and members of the business and financial community; review and analyze the public securities market for Ecology’s securities; and introduce Ecology to broker-dealers and institutions, as appropriate.
On August 9, 2007, the Company entered into a contract with a consultant to provide investor relations services. The contract calls for a payment of $15,000 at inception, $5,000 in 90 days, and an additional $5,000 payment in 180 days. Further, the Company issued 20,000 shares of the Company’s restricted common stock to this consultant and granted 40,000 options to purchase shares of its common stock. These options vest as follows: 10,000 vest three months after the inception of the contract and have a price of $4.00 per share, 10,000 of the options vest six months after the inception of the contract and have a price of $4.50 per share, 10,000 of the options vest in nine months after the inception of the contract and have a price of $5.00 per share, and the final 10,000 options vest three months after the inception of the contract and have a price of $5.50 per share. All of the options expire 10 years after issuance.
On December 13, 2007, the Company entered into an agreement with a consultant to provide investor relations services. The agreement expires on December 13, 2008. The consultant will bill against a non-refundable monthly retainer of $5,000. The consultant charges on an hourly basis on range between $35 to $225 per hour. The term of the contract is 12 months.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Commitments and Contingencies (continued)
Employment Agreements.
On October 30, 2006, the Company entered into an employment agreement with an officer that expires on October 30, 2008. Pursuant to the agreement, the officer is paid an annual base salary of $160,000. The Company also granted the officer 321,217 options to purchase its common stock at $2.00 per share. Twenty-five percent (25%) of the options vested on November 1, 2007 and the remaining seventy-five percent (75%) will vest on November 1, 2008. The options expire on November 1, 2016.
On November 1, 2006, the Company entered into an employment agreement with an officer that expires on November 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $100,000. The Company also granted the officer 150,000 options to acquire its common stock at $2.00 per share. The options will all vest on November 1, 2008. The options expire on November 1, 2016. On July 1, 2007, the Company amended this employment agreement. The amended agreement will expire on November 1, 2009, and calls for an annual salary $140,000, a one time bonus of $12,500 and the grant of 87,500 options to purchase Company stock at $2.00 per share. Upon grant, 25,000 of the options vested, 37,500 options will vest on July 1, 2008, and 25,000 options will vest on July 1, 2009. All of the options expire on July 1, 2017.
On January 1, 2007, the Company entered into an employment agreement with an officer that expires on January 1, 2012. Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice. Pursuant to the agreement, the officer will be paid an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012. In addition, 450,000 options were granted to the officer to acquire common stock at $2.00 per share. 150,000 options will vest on January 1, 2010, 150,000 options will vest on January 1, 2011 and the remaining 150,000 options will vest January 1, 2012. The options expire on January 1, 2022.
On February 1, 2007, the Company entered into an employment agreement with an officer that expires on February 1, 2008. Pursuant to the agreement, the officer will be paid an annual base salary of $120,000 and the Company granted the officer 25,000 options to acquire its common stock at $2.00 per share. All of the options will vest on February 1, 2008. The options expire on February 1, 2017.
On May 21, 2007, the Company entered into an employment agreement with an officer that expires on May 21, 2009. Pursuant to the agreement, the officer will be paid an annual base salary of $160,000 and the Company granted the officer 300,000 options to acquire its common stock at $2.00 per share. 75,000 of the options will vest on May 21, 2008, and 225,000 of the options will vest on May 21, 2009. The options expire on May 21, 2017. On October 1, 2007, the Company modified the employment agreement to increase the salary from $160,000 to $210,000.
On June 18, 2007, the Company entered into an employment agreement with an employee. The agreement calls for a monthly salary of $11,250 and a $15,000 signing bonus. The signing bonus was paid in $5,000 increments after 60, 120, and 180 days of employment. As part of the agreement, the employee was granted options to purchase 10,000 shares of the Company’s common stock at $2.00 per share. Half of these options will vest on June 1, 2008, with the remaining options will vest on June 1, 2009. The options expire on June 14, 2017.
On December 28, 2007, the Company entered into an employment agreement with the Company’s Chairman of the Board and Chief Executive Officer. Under this agreement, he will continue to be paid at a rate of $320,000 per year through August 8, 2010.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Commitments and Contingencies (continued)
Contingencies.
     We are currently not aware of any investigations, claims, or lawsuits that we believe could have a material adverse effect on our financial position or on our results of operations.
Lease Commitments.
a.	On August 1, 2005, the Company leased its office facilities in Akron, Ohio for a rent of $1,800 per month. The lease expired July 1, 2006 and was renewed under the same terms through August 31, 2007. The Company now leases that property on a month-to-month basis for the same rent. Rent expense for the three months ended December 31, 2007 and 2006 was $5,400 for each period.

b.	On September 1, 2006, the Company leased its office space in Bloomfield Hills, Michigan with monthly payments of $1,800. A new lease was executed on April 1, 2007 with monthly payments of $3,200. The lease is on a month-to-month basis until terminated by tenant or landlord upon 60 days notice. The monthly lease amount was reduced to $2,400 on September 1, 2007. Rent expense for the three months ended December 31, 2007 and 2006 was $7,200 and $5,400, respectively.
Note 6 — Equity
Warrants. On December 16, 2006, Ecology issued warrants to purchase 500,000 shares of the Company’s stock at $2.00 per share. The warrants were issued to the holder of the $1,500,000 convertible note. The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 9.5 years.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Stock Options
Stock Option Plan. On May 9, 2007, the Company adopted a stock option plan and reserved 4,500,000 shares for the issuance of stock options or to award restricted stock. The plan approved all prior grants of options. The plan provides for incentive stock options, nonqualified stock options, rights to restricted stock and stock appreciation rights. The value of options granted to any employee in a single year is limited to $100,000. Eligible recipients are employees, directors, and consultants. Only employees are eligible for incentive stock options. The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.
The Company granted non-statutory options as follows during the three months ended December 31, 2007:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual	Aggregate
	per Share	Options	Term	Fair Value
Outstanding as of September 30, 2007	$2.03	3,176,117	9.5	$3,488,422
Granted	$3.05	100,000	10.0	$226,968
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2007	$2.07	3,292,000	9.3	$3,715,390
Exercisable	$2.03	615,300	9.3	$657,695

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Stock Options (continued)
Stock Option Plan (continued) 615,300 of the options were exercisable as of December 31, 2007. The options are subject to various vesting periods between June 26, 2007 and January 1, 2012. The options expire on various dates between June 1, 2016 and December 28, 2017. Additionally, the options had no intrinsic value as of December 31, 2007. Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.
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
In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Dividend	None
Expected volatility	91.69%-101.73%
Risk free interest rate	3.52%-5.11%
Expected life	5.5 years
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
Based upon the above assumptions and the weighted average $2.07 exercise price, the options outstanding at December 31, 2007 had a total unrecognized compensation cost of $1,926,959 and will be recognized over the remaining weighted average vesting period of 1.5 years. Compensation cost of $534,438 was recorded as an expense for the three months ending December 31, 2007 of which $182,326 was recorded as compensation expense and $352,112 was recorded as consulting expense.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2007 and the fiscal year ended September 30, 2007, we incurred net losses of ($1,464,200) and ($4,560,870), respectively. At December 31, 2007 and September 30, 2007, we had stockholders’ deficit and equity of ($639,475) and $290,287, respectively.
Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and through the issuance of equity securities and debt. Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital will be sufficient to enable us to continue as a going concern through February 29, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Subsequent Events
On January 7, 2008, the Company repaid $25,000 in principal owing on the 15% convertible note (See Note 4). See additional action taken on this note in the note dated February 5, 2008 below.
On January 15, 2008, the Company extended the agreement with the international business development consultant on the same terms as the original agreement. (See Note 5 Consulting Agreements.)
On February 6, 2008, the Company borrowed $350,000 from three lenders upon the terms outlined below.

Convertible note payable, 25% per annum, unsecured, principal and interest due May 31, 2008; the Company may extend for 30 days in exchange for warrants to purchase 30,000 shares of the Company’s common stock at the lesser of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Company granted the note holder warrants to purchase 37,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice.
$50,000

Convertible note payable, 25% per annum, unsecured, principal and interest due May 31, 2008; the Company may extend for 30 days in exchange for warrants to purchase 90,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Company granted the note holder warrants to purchase 112,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice.
$150,000

Convertible note payable, 25% per annum, unsecured, principal and interest due May 31, 2008; the Company may extend for 30 days in exchange for warrants to purchase 90,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended Additionally, the Company granted the note holder warrants to purchase 112,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice.
$150,000

On February 5, 2008, the Company repaid the remaining principal balance of $26,461 and the accrued interest of $993 on the 7.5% convertible subordinated note (See Note 4).
On February 5, 2008, the Company entered into an agreement with a convertible note holder. The amount owed the note holder, including principal and accrued interest, totaled $142,415 and the note matured on December 31, 2007 (See Note 4). The maturity date of the note was extended to May 31, 2008, with interest continuing at 15% per annum. In consideration of this extension, the Company issued 60,000 shares of its common stock to the note holder and granted the holder certain priority payment rights.
On February 6, 2008, the Company entered into an agreement with Douglas Stromback, a principal shareholder and former director of the Company, to extend the due date for principal and interest payments on his note (See Note 3) from December 31, 2007 to December 31, 2008. All other terms and conditions remain the same.
On February 6, 2008, the Company entered into an agreement with Deanna Stromback, a principal shareholder and former director of the Company, to extend the due date for principal and interest payments on her note (See Note 3) from December 31, 2007 to December 31, 2008. All other terms and conditions remain the same.
On February 6, 2008, the Company entered into an agreement with Richard Stromback, a majority shareholder, officer and director of the Company, to extend the due date on his note for interest payments on his note (See Note 3) from December 31, 2007 to December 31, 2008. No principal is owed on the note. All other terms and conditions remain the same.
On February 7, 2008 the Company repaid $50,000 in principle owing on the 15% convertible note (See Note 4).

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
     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we are largely an inception stage company and have a history of operating losses; (ii) we expect to continue to generate operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability; (iii) we require additional financing to continue our operations and there can be no assurance that we will be able to obtain such financing, or obtain it on terms acceptable to us; (iv) we are dependent on key personnel; (v) we are operating in both mature and developing markets, and there is uncertainty as to acceptance of our technology and products in these markets; (vi) we have a long sales cycle; (vii) our target markets are characterized by new products and rapid technological change; (viii) our market is competitive; (ix) we have limited marketing capability; (x) we are dependent on manufacturers and suppliers; (xi) we are uncertain of our ability to protect technology through patents; (xii) we are uncertain of our ability to protect our proprietary technology and information; (xiii) risks related to our license arrangements; (xiv) we have not completed our trademark registrations; (xv) there is a limited market for our common stock and holders may not be able to sell shares; (xvi) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xvii) because our common stock will likely be considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability; (xviii) we have never paid dividends and have no plans to in the future; (xviv) the issuance of options and warrants may dilute the interest of stockholders; (xx) we have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; and (xxi) indemnification of officers and directors. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on December 21, 2008
Recent Developments for the Company
Operating Results
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Results From Operations
Revenues for the three months ended December 31, 2007 and December 31, 2006, were $10,417 and $10,417, respectively. All of the revenues for the three months ended December 31, 2007 and December 31, 2006 were derived from the licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.
Salaries and Fringe Benefits for the three months ended December 31, 2007 and 2006 were $532,014 and $181,110, respectively. The increase in such expenses for the three months ended December 31, 2007 is explained by the presence of five additional executives and employees during that time period compared with the same period in the prior year. Additionally, the two executives who were employed by the Company during the three months ended December 31, 2006 were awarded raises effective January 1, 2007. This is also reflected in the increase in this expense category for the three months ended December 31, 2007
Professional Fees for the three months ended December 31, 2007 and 2006 were $776,834 and $273,704, respectively. The increase in such expenses for the three months ended December 31, 2007 is attributable to the additional consultants that were in place for purposes of providing business development, investor relations, financial, and information technology consulting. Additionally, approximately $350,000 of the difference stems from the recognition of the expense associated with options granted to various consultants in the fiscal year ending September 30, 2007.

Other General and Administrative Expenses for the three months ended December 31, 2007 and 2006 were $144,408 and $69,952, respectively. The increase in such expenses for the year ended December 31, 2007 is explained by significant increases in travel, travel-related, and marketing expenses incurred in business development activities, and certain insurance costs.
Operating Losses for the three months ended December 31, 2007 and December 31, 2006 were ($1,442,839) and ($514,349), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, and Other General and Administrative Expenses discussed above.
Interest Income for the three months ended December 31, 2007 and December 31, 2006 was $5,531 and $0, respectively. This income reflects interest earned on cash balances.
Interest Expense for the three months ended December 31, 2007 and December 31, 2006 was $26,892 and $38,667, respectively. These amounts reflect interest accrued on convertible notes payable to third parties as well as notes payable to related parties.
Income Tax Provision . No provision for income tax benefit from net operating losses has been made for the three months ended December 31, 2007 and December 31, 2006 as the Company has fully reserved the asset until realization is more reasonably assured.
Net Loss for the three months ended December 31, 2007 and December 31, 2006 was ($1,464,200) and ($553,016), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, and Other General and Administrative Expenses discussed above.
Basic and Diluted Loss per Share for the three months ended December 31, 2007 and December 31, 2006 was ($.05) and ($.02), respectively. This change reflects the effect of the increased Net Loss discussed above.
Liquidity and Capital Resources . Cash and cash equivalents as of December 31, 2007 and September 30, 2007 totaled $105,275 and $808,163, respectively. This decrease is explained by cash used in operations of approximately $647,00 and cash used in the purchase of property and equipment and intangible assets of approximately $55,000.
Liquidity and Capital Resources
Current and Expected Liquidity
Historically, we have financed operations primarily through the issuance of our debt and equity securities. As we do not anticipate generating significant revenues from operations during the current fiscal year, we expect to rely on the additional sale of such securities in order to fund ongoing operations. We currently have no commitments for additional financing. There can be no assurances that any such additional financing will be offered to us, and if so, offered on terms acceptable to us. Any additional financing may contemplate a sale of our equity securities, which may be dilutive to stockholders, or debt securities, which would likely restrict our ability to make acquisitions and borrow from other sources.
Our cash decreased by $702,888, from $808,163 at September 30, 2007 to $105,275 at December 31, 2007. This decrease is due to cash used in operations of approximately $647,000 and cash used in the purchase of fixed assets of approximately $55,000. Subsequent to the period under review, on February 5, 2008, we raised $350,000 in cash through the issuance of a new series of notes, which come due May 31, 2008.
We expect to continue using substantial amounts of cash to (i) secure and commercialize our intellectual property; (ii) develop and market our products; (iii) generate revenues; and (iv) improve our visibility in the public marketplace. Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenues. As such, there can be no assurance that the proceeds from any sale of our debt or equity securities will be sufficient to fund our working capital requirements.
On December 31, 2007, we had 32,150,684 common shares issued and outstanding. As of that same date, warrants and options to purchase up to 3,792,900 shares of common stock had been granted and $197,693 in convertible notes and accrued interest were outstanding that could be converted into 120,135 shares of common stock. Additionally, three related parties hold notes from us that have certain conversion rights which allow them to convert all or a portion of the amounts then owing into shares of the Company’s common stock. On February 5, 2008, 60,000 shares of our common stock were issued and an additional 60,000 shares will be issued to a consultant in conformance with the terms of our agreement with the consultant. All of our indebtedness is unsecured. The notes issued February 5, 2008 contain restrictive covenants that prohibit us from selling additional debt with priority in right of payment to the holders of the notes issued on February 5, 2008 without first retiring all of the notes payable. Such restrictions may inhibit our ability to issue additional debt securities.
We are an inception stage company and have incurred an accumulated deficit of $7,371,369. We have incurred such losses primarily as a result of general and administrative expenses, professional expenses and our limited amount of revenue. Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt as to our ability to continue as a going concern. Any inability to raise additional financing could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements at February 14, 2008.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a discussion of what we feel are the most critical estimates that we must make when preparing our financial statements.
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
     Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

Computer equipment	3-5 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Software	3 years
Marketing and promotional video	3 years
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
     Patents. It is the Company’s policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life. For purposes of the preparation of the unaudited, consolidated financial statements found elsewhere in this Form 10QSB, we have recorded amortization expense associated with the patents based on an eight year useful life.
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
     Management is aware that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. However, at this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.
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
None.
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

3.1	Articles of Incorporation of OCIS Corp. (1)

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation (2)

3.3	By-laws of OCIS Corp. (1)

4.1	Specimen Stock Certificate of OCIS (1)

4.2	Form of Common Stock Certificate of the Company (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Lock-Up Agreement by and between Ecology Coatings, Inc., a California corporation, and the principal shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

Exhibit
Number	Description

10.6	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and F. Thomas Krotine dated October 30, 2006 (2)

10.8	Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated November 1, 2006. (2)

10.9	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.10	Employment Agreement between Ecology Coatings, Inc., a California corporation and David W. Morgan dated May 21, 2007. (2)

10.11	Employment Agreement between Ecology Coatings, Inc., a California corporation and Timothy J. Tanner dated June 1, 2007. (2)

10.12	First Amendment to the Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated July 1, 2007. (2)

10.13	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.14	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.15	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.16	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.17	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.18	2007 Stock Option and Restricted Stock Plan. (2)

10.19	Form of Stock Option Agreement. (2)

10.20	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to be identified therein. (2)

10.21	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.22	Consulting Agreement by and between Ecology Coatings, Inc. , a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.23	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.24	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, dated July 15, 2006, as amended. (2)

10.25	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.26	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and Trimax, LLC, a Michigan limited liability company dated June 26, 2007. (2)

Exhibit
Number	Description

10.27	Promissory note dated February 5, 2008 made in favor of Hayden Capital USA, LLC, a Delaware limited liability company, on behalf of Hayden Capital USA, LLC — Series I. (5)

10.28	Promissory note dated February 5, 2008 made in favor of Hayden Capital USA, LLC, a Delaware limited liability company, on behalf of Hayden Capital USA, LLC — Series II. (5)

10.29	Promissory note dated February 5, 2008 made in favor of Hayden Capital USA, LLC, a Delaware limited liability company, on behalf of Hayden Capital USA, LLC — Series III. (5)

10.30	Allonge to promissory note dated November 13, 2003. (5)

10.31	Allonge to promissory note dated December 15, 2003. (5)

10.32	Allonge to promissory note dated August 10, 2004. (5)

10.33	Third Allonge to promissory note dated February 28, 2006. (5)

24.1	Power of Attorney (4)

31.1	Certificate of Richard D. Stromback, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of David W. Morgan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of Richard D. Stromback, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certificate of David W. Morgan, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Press Release dated July 30, 2007 (2)

99.2	Audited Financial Statements of Ecology Coatings, Inc. as of September 30, 2005 and 2006. (2)

99.3	Unaudited Financial Statements of Ecology Coatings, Inc. as of March 31, 2007 and 2006. (2)

99.4	Press Release dated August 15, 2007(3)

*	Filed herewith.

(1)	Incorporated by reference from OCIS’ registration statement on Form SB-2 filed with the Commission, SEC file no. 333-91436.

(2)	Incorporated by reference from our Form 8-K filed with the Commission on July 30, 2007, SEC file no. 333-91436.

(3)	Incorporated by reference from our Form 8-K No. filed with the Commission on August 15, 2007, SEC file no. 333-91436.

(4)	Incorporated by reference from our Form 10-KSB No. filed with the Commission on December 21, 2007, SEC file no. 333-91436.

(5)	Incorporated by reference to from our Form 8-K filed with the Commission on February 11, 2009, SEC file no. 333-91436.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY COATINGS, INC.
Dated: February 14, 2008	By:	/s/ David W. Morgan
David W. Morgan
V.P., Chief Financial Officer & Treasurer (Principal Financial Officer)

	By:	/s/ Richard D. Stromback
Richard D. Stromback
Chief Executive Officer & Chairman of the Board of Directors (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Richard D. Stromback, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of David W. Morgan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of Richard D. Stromback, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certificate of David W. Morgan, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *