Form 10QSB
period 2008-03-31
Ecology Coatings, Inc.
filed 2008-05-20
CIK 1173313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 15, 2008

Common Stock, $.001 par value	32,210,684
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS

	March 31, 2008	September 30, 2007
	Unaudited
Current
Cash and cash equivalents	$187,507	$808,163
Miscellaneous receivable	—	1,118
Prepaid expenses	19,000	70,888

Total Current Assets	206,507	880,169
Property and Equipment
Computer equipment	12,453	11,285
Furniture and fixtures	1,565	1,565
Test equipment	7,313	7,313
Signs	213	213
Software	1,332	1,332
Video	48,177	—

Total property and equipment	71,053	21,708
Less: Accumulated depreciation	(10,969)	(3,794)

Property and Equipment, net	60,084	17,914

Other
Patents-net	321,716	302,575
Trademarks-net	3,345	3,465

Total Other Assets	325,061	306,040

Total Assets	$591,652	$1,204,123

See the accompanying notes to the unaudited consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2008	September 30, 2007
	Unaudited
Current
Accounts payable	$749,104	$429,790
Credit cards payable	57,938	14,772
Deferred revenue	4,050	24,884
Accrued payroll taxes	948	1,459
Accrued wages	—	12,500
Franchise tax payable	800	800
Interest payable	42,506	15,851
Convertible notes payable, net of discount	579,103	170,280
Notes payable — related party	243,500	243,500

Total Current Liabilities	1,677,949	913,836

Total Liabilities	1,677,949	913,836

Commitments and Contingencies (Note 5)

Stockholders’ Equity (Deficit)
Preferred Stock - 10,000,000 $.001 par value and 10,000,000 no par value authorized; no shares issued or outstanding as of March 31, 2008 and September 30, 2007, respectively	—	—
Common Stock - 90,000,000 $.001 par value and 50,000,000 no par value authorized; 32,210,684 and 32,150,684 outstanding as of March 31, 2008 and September 30, 2007, respectively	32,234	32,174
Additional paid in capital	8,063,739	6,165,282
Accumulated Deficit	(9,182,270)	(5,907,169)

Total Stockholders’ Equity (Deficit)	(1,086,297)	290,287

Total Liabilities and Stockholders’ Equity (Deficit)	$591,652	$1,204,123

See the accompanying notes to the unaudited consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statements of Operations
Unaudited

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Revenues	$10,417	$10,417	$20,834	$20,834

Salaries and fringe benefits	542,771	217,676	1,074,785	398,786
Professional fees	710,149	293,225	1,486,983	566,930
Other general and administrative costs	300,552	99,293	444,960	169,244

Total General and Administrative Expenses	1,553,472	610,194	3,006,728	1,134,960

Operating Loss	(1,543,055)	(599,777)	(2,985,894)	(1,114,126)

Other Income (Expenses)
Interest income	128	2,374	5,660	2,374
Interest expense	(267,974)	(116,992)	(294,867)	(155,659)

Total Other Expenses, net	(267,846)	(114,618)	(289,207)	(153,285)

Net Loss	$(1,810,901)	$(714,395)	$(3,275,101)	$(1,267,411)

Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.04)

Basic and diluted weighted average of common shares outstanding	32,187,607	28,200,000	32,169,045	28,200,000

See the accompanying notes to the unaudited consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statements of Cash Flows
Unaudited

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,810,901)	$(714,395)	$(3,275,101)	$(1,267,411)
Adjustments to reconcile net loss to net cash (used in)operating activities:
Depreciation and amortization	9,701	1,168	16,271	3,729
Beneficial conversion expense	92,927	69,355	108,749	69,355
Option expense	553,976	42,190	1,088,414	42,190
Issuance of stock for extension fee	162,000	—	162,000	—
Warrants	140,175	—	140,175	—
Changes in Asset and Liabilities
Prepaid expenses	(520)	18,500	51,888	31,357
Employee advance	—	90	—	—
Miscellaneous receivable	—	—	1,118	—
Accounts payable	135,127	123,359	319,315	176,139
Accrued payroll taxes and wages	(9,932)	0	(13,012)	(42,389)
Credit card payable	16,768	13,476	43,166	13,476
Miscellaneous payables	—	—	—	2,480
Interest payable	17,543	47,430	26,655	60,147
Franchise tax payable	—	400	—	(400)
Deferred revenue	(10,417)	(10,417)	(20,834)	(20,834)

Net Cash Used in Operating Activities	(703,553)	(408,844)	(1,351,196)	(932,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Merger fee	—	(77,634)	—	(127,634)
Purchase of fixed assets	—	(1,696)	(49,345)	(2,570)
Purchase of intangibles	(22,217)	(26,444)	(28,117)	(64,263)

Net Cash Used in Investing Activities	(22,217)	(105,774)	(77,462)	(194,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable — related parties	—	—		(53,530)
Proceeds from convertible debt	900,000	—	900,000	500,000
Repayment of notes payable	(91,998)	—	(91,998)	—

Net Cash Provided by Financing Activities	808,002	—	808,002	446,470

Net Increase (Decrease) in Cash and Cash Equivalents	82,232	(514,618)	(620,656)	(680,158)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,275	570,839	808,163	736,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187,507	$56,221	$187,507	$56,221

See the accompanying notes to the unaudited consolidated financial statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statements of Cash Flows
Unaudited

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$15,327	$—	$17,285	$25,950
Income taxes paid	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of note for common stock	$—	$—	$—	$66,000
Common stock for extension fee	$162,000	$—	$162,000	$—
See the accompanying notes to the unaudited consolidated financial statements

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
Operating results for the three months and six months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended September 30, 2008.
     Going Concern. In connection with their audit report on the Company’s consolidated financial statements as of September 30, 2007, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern. As such, continuance is dependent upon the Company’s ability to raise sufficient capital. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
     Loss Per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options outstanding or stock associated with the convertible debt during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. As of March 31, 2008 and 2007, there were 5,333,441 and 2,883,446 potentially dilutive securities outstanding.
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

Computer equipment	3-5 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Software Computer	3 years
Marketing and Promotional Video	3 years
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
Patents. It is the Company’s policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life. Five patents were issued as of March 31, 2008 and are being amortized over 8 years.
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
     Expense Categories. Salaries and Fringe Benefits of $542,771 and $217,676 for the three months ended March 31, 2008 and 2007, respectively, and $1,074,785 and $398,786 for the six months ended March 31, 2008 and 2007 respectively, include wages paid to and insurance benefits for officers and employees of the company as well as stock based compensation expense for those individuals. Professional fees of $710,149 and $293,225 for the three months ended March 31, 2008 and 2007, respectively, and $1,486,983 and $566,930 for the six months ended March 31, 2008 and 2007, respectively include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.
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
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. SFAS 159 will become effective for the Company beginning in fiscal 2009. The adoption of this pronouncement would have had no impact on the results or financial position of the Company as of March 31, 2008
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for Ecology). Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have no impact on our financial position or results of operations. Management is in the process of evaluating SFAS 141(R) and determining what effect, if any, it may have on our financial position and results of operations going forward.
               In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will become effective for the Company beginning in the three months ending March 31, 2009. The adoption of this pronouncement would have had no impact on the results or financial position of the Company as of March 31, 2008.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Concentrations
     For the three months ended March 31, 2008 and 2007, the Company had one customer representing 100% of revenues. For the six months ended March 31, 2008 and 2007, the Company had one customer representing 100% of revenues. As of March 31, 2008 and 2007, there were no amounts due from this customer.
     The Company occasionally maintains bank account balances in excess of the federally insurable amount of $100,000. The Company had cash deposits in excess of this limit on March 31, 2008 and September 30, 2007 of $87,507 and $708,163, respectively.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Related Party Transactions
The Company borrows funds for its operations from certain major stockholders, directors and officers as disclosed below:
The Company has an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2008. As of March 31, 2008 and September 30, 2007, the note had an outstanding balance of $110,500. The accrued interest on the note was $6,051 and $3,836 as of March 31, 2007 and September 30, 2007, respectively. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock..
The Company has an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2008. As of March 31, 2008 and September 30, 2007, the note had an outstanding balance of $133,000. The accrued interest on the note was $7,289 and $4,617 as of March 31, 2008 and September 30, 2007, respectively. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock..
The Company had an unsecured note payable due to a majority shareholder, officer and director that bore interest at 4% per annum with principal and interest due on December 31, 2008. As of March 31, 2008 and September 30, 2007, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of March 31, 2008 and September 30, 2007. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock..
Future maturities of related party long-term debt as of March 31, 2008 are as follows:

12 Months Ending March 31,
2009	$243,500

The Company has a payable to a related party totaling $49,191 as of March 31, 2008, included in accounts payable on the consolidated balance sheet.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Notes Payable
     The Company has six convertible notes payable as follows:

	March 31, 2008	September 30, 2007
Convertible note payable, 15% per annum interest rate, principal and interest payment due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $2,116 and $4,268 was outstanding as of March 31, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $13,422 as of March 31, 2008 and September 30, 2007, respectively.	$94,104	$145,873

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

If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. This note is stated net of unamortized discount of $22,696 and $0 as of March 31, 2008 and September 30, 2007, respectively.
	$27,304	$—

March 31, 2008	September 30, 2007
Convertible note payable, 25% per annum, unsecured, principal and interest due May 31, 2008; the Company may extend for 30 days in exchange for warrants to purchase 90,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Company granted the note holder warrants to purchase 112,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. This note is stated net of unamortized discount of $68,088 and $0 as of March 31, 2008 and September 30, 2007, respectively.
$81,912	$—

Convertible note payable, 25% per annum, unsecured, principal and interest due May 31, 2008; the Company may extend for 30 days in exchange for warrants to purchase 90,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended Additionally, the Company granted the note holder warrants to purchase 112,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. This note is stated net of unamortized discount of $68,088 and $0 as of March 31, 2008 and September 30, 2007, respectively.
$81,912	$—

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest due June 30, 2008; the Company may extend for 30 days in exchange for warrants to purchase 15,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. This note is stated net of unamortized discount of $23,285 and $0 as of March 31, 2008 and September 30, 2007, respectively.
$26,715	$—

March 31, 2008	September 30, 2007
Convertible subordinated note payable, 25% per annum, unsecured, principal and interest due June 30, 2008; the Company may extend for 30 days in exchange for warrants to purchase 15,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. This note is stated net of unamortized discount of $232,844 and $0 as of March 31, 2008 and September 30, 2007, respectively.
$267,156	$—
$579,103	$145,873
     Future maturities of the notes payable as of March 31, 2008 are as follows:

12 Months Ending March 31,
2009	$994,107

The above notes payable have conversion rights and detachable warrants. These Notes may be converted for the principal balance and any unpaid accrued interest to Common Stock. In accordance with guidance issued by the FASB and the Emerging Issue Task Force (“EITF”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature (EITF No. 98-5), the Company recognized an embedded beneficial conversion feature present in these Notes. The Company allocated the proceeds based on the fair value of $362,409 to the warrants. The warrants are exercisable through March 31, 2018 and the fair value was amortized to interest expense over the term of the Notes.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Commitments and Contingencies
Consulting Agreements. On July 15, 2006, the Company entered into an agreement that provides for six months of international business development consulting services. The Company agreed to pay the consultant $15,000 per month payable in cash and an additional $15,000 per month payable in shares of the Company’s restricted stock at a share price of $2.00. The Company agreed to pay the consultant a fee of 2% of any royalties received by the Company pursuant to royalty agreements that are a direct result of the consultant’s material efforts under the consulting agreement. In addition, the Company agreed to pay the consultant a fee of 2% of any net sales received by the Company pursuant to joint venture agreements that are a direct result of the consultant’s material efforts under the consulting agreement. The aforementioned fees will be paid by the Company to the consultant for the term of any royalty or joint venture agreements, not to exceed a period of 48 months. The agreement was extended for six month increments in January, 2007, July, 2007, and January, 2008.
On February 1, 2007, the Company amended an agreement with a consultant. The consultant provides various business and financial consulting services, including but not limited to raising capital. The original agreement was dated June 1, 2006 and called for $12,500 to be paid to the consultant in 18 monthly payments commencing February 1, 2007. The amendment called for additional monthly payments of $9,250 on February 1, 2007, $9,375 on March 1, 2007, and $9,000 per month from April 1, 2007 and continuing through September 1, 2007. This agreement was further amended on December 28, 2007 to extend the agreement until November 1, 2010. The effective date of the agreement was November 1, 2007. Additionally, the agreement calls for monthly payments of $16,000. Finally, the agreement calls for an option grant of 100,000 shares at an exercise price of $3.05 per share. 25,000 options will vest on June 28, 2008, 25,000 options will vest on December 28, 2008, 25,000 options will vest on June 28, 2009, and 25,000 options will vest on December 28, 2009. All of the options expire on December 27, 2017.
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
        .

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
On February 1, 2007, the Company entered into an employment agreement with an officer that expired on February 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $120,000 and the Company granted the officer 25,000 options to acquire its common stock at $2.00 per share. All of the options vested on February 1, 2008. The options expire on February 1, 2017. On February 1, 2008, the Company entered into a new agreement with this officer. This new agreement expires on February 1, 2010 and calls for an annual salary of $140,000. Further, the officer was granted 50,000 options to purchase shares of the Company’s stock at $3.00 per share. 25,000 options vest on February 1, 2009 and the remaining 25,000 options vest on February 1, 2010.
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
Lease Commitments.
a.	On August 1, 2005, the Company leased its office facilities in Akron, Ohio for a rent of $1,800 per month. The lease expired July 1, 2006 and was renewed under the same terms through August 31, 2007. The Company now leases that property on a month-to-month basis for the same rent. Rent expense for the six months ended March 31, 2008 and 2007 was $10,800 for each period. Rent expense for the three months ended March 31, 2008 and 2007 was $5,400 for each period.

b.	On September 1, 2006, the Company leased its office space in Bloomfield Hills, Michigan with monthly payments of $1,800. A new lease was executed on April 1, 2007 with monthly payments of $3,200. The lease is on a month-to-month basis until terminated by tenant or landlord upon 60 days notice. The monthly lease amount was reduced to $2,400 on September 1, 2007. Rent expense for the six months ended March 31, 2008 and 2007 was $14,400 and $12,000, respectively. Rent expense for the three months ended March 31, 2008 and 2007 was $7,200 and $6,600, respectively.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Equity
Warrants. On December 16, 2006, Ecology issued warrants to purchase 500,000 shares of the Company’s stock at $2.00 per share. The warrants were issued to the holder of the $1,500,000 convertible note. The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 9.5 years.
On February 6, 2008, Ecology issued warrants to purchase 262,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering. The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.8 years.
On March 1, 2008, Ecology issued warrants to purchase 137,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering. The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.9 years.
Shares. On February 5, 2008, the Company entered into an agreement with a convertible note holder. The amount owed the note holder, including principal and accrued interest, totaled $142,415 and the note matured on December 31, 2007 (See Note 4). The maturity date of the note was extended to May 31, 2008, with interest continuing at 15% per annum. In consideration of this extension, the Company issued 60,000 shares of its common stock to the note holder and granted the holder certain priority payment rights.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Stock Options
Stock Option Plan. On May 9, 2007, the Company adopted a stock option plan and reserved 4,500,000 shares for the issuance of stock options or to award restricted stock. The plan approved all prior grants of options. The plan provides for incentive stock options, nonqualified stock options, rights to restricted stock and stock appreciation rights. The amount of options granted to any employee in a single year is $100,000. Eligible recipients are employees, directors, and consultants. Only employees are eligible for incentive stock options. The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.
The Company granted non-statutory options as follows during the six months ended March 31, 2008:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual	Aggregate
	per Share	Options	Term	Fair Value
Outstanding as of September 30, 2007	$2.03	3,176,117	9.5	$3,488,422
Granted	$2.95	160,000	9.8	$355,906
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2008	$2.11	3,336,117	9.0	$3,844,328
Exercisable	$2.08	809,787	9.0	$954,957

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Stock Options (continued)
Stock Option Plan (continued) 823,537 of the options were exercisable as of March 31, 2008. The options are subject to various vesting periods between June 26, 2007 and January 1, 2012. The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of December 31, 2007. Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.
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
In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Dividend	None
Expected volatility	91.69%-101.73%
Risk free interest rate	2.50%-5.11%
Expected life	5.5 years
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
Based upon the above assumptions and the weighted average $2.11 exercise price, the options outstanding at March 31, 2008 had a total unrecognized compensation cost of $1,486,021 and will be recognized over the remaining weighted average vesting period of 1.3 years. Options cost of $1,088,414 was recorded as an expense for the six months ending March 31, 2008 of which $376,294 was recorded as compensation expense and $712,120 was recorded as consulting expense.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2008 and the fiscal year ended September 30, 2007, we incurred net losses of ($3,275,101) and ($4,560,870), respectively. March 31, 2008 and September 30, 2007, we had stockholders’ deficit and equity of ($1,086,297) and $290,287, respectively.
Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and through the issuance of equity securities and debt. Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital will be sufficient to enable us to continue as a going concern through June 30, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Please see also Note 9 — Subsequent Events.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Subsequent Events
On April 2, 2008, the Company entered into a letter agreement with Robert Matheson to become chairman of the Company’s Scientific Advisory Board. The letter agreement provides that the Company will grant Mr. Matheson options to purchase 100,000 shares of the Company’s common stock. Each option is exercisable at a price equal to the final closing price as quoted on the Over The Counter Bulletin Board on April 3, 2008. The options vest as follows: 25,000 immediately upon grant; 25,000 on October 3, 2008; 25,000 on April 3, 2009, and the remaining 25,000 on October 3, 2009. The options will all expire on April 3, 2018
On April 10, 2008, the Company entered into an agreement with a consultant to assist the Company in securing equity or debt financing.. The agreement called for payment of $5,000 at inception and an additional payment of $5,000 on May 1, 2008. The agreement is terminable upon notice of either party.
On May 16, 2008, the Company executed a non-binding term sheet with an unrelated party which contemplates a $5,000,000 to $7,000,000 convertible, preferred equity investment in the Company on or before June 30, 2008. The term sheet includes a number of significant conditions to closure, including, specifically, the unrelated party’s own due diligence. There can be no assurance that the investment will close, and if so, on terms suitable to the Company.
On May 20, 2008, the Company borrowed $150,000 from an unrelated party. In consideration thereof, the Company issued the unrelated party an unsecured, convertible promissory note due and payable June 30, 2008 (the “May Note”). The May Note carries no interest and represents the fourth note in that series of promissory notes issued beginning on February 5, 2008. Both the May Note and the other Notes of that series contain provisions that prohibit the Company from obtaining additional debt financing with senior or pari passu rights of payment to the Notes. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $300,000, the note holder may demand repayment of all principal and accrued interest upon written notice.

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
Recent Developments for the Company
Operating Results
Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007
Results From Operations
Revenues for the six months ended March 31, 2008 and March 31, 2007, were $20,834 and $20,834, respectively. All of the revenues for the six months ended March 31, 2008 and March 31, 2007 were derived from the licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.
Salaries and Fringe Benefits for the six months ended March 31, 2008 and 2007 were $1,074,785 and $398,786, respectively. The increase in such expenses for the six months ended March 31, 2008 is explained by the presence of four additional executives and employees during that time period compared with the same period in the prior year. Additionally, two of the executives who were employed by the Company during the six months ended March 31, 2007 were awarded raises effective January 1, 2007. This is also reflected in the increase in this expense category for the six months ended March 31, 2008
Professional Fees for the six months ended March 31, 2008 and 2007 were $1,486,983 and $566,930, respectively. The increase in such expenses for the six months ended March 31, 2008 is attributable to the additional consultants that were in place for purposes of providing business development, investor relations, financial, and information technology consulting. Additionally, approximately $712,120 of the difference stems from the recognition of the expense associated with options granted to various consultants in the fiscal year ending September 30, 2007.

Other General and Administrative Expenses for the six months ended March 31, 2008 and 2007 were $444,960 and $169,244, respectively. The increase in such expenses for the six months ended March 31, 2008 is explained by significant increases in travel, travel-related, and marketing expenses incurred in business development activities, and certain insurance costs.
Operating Losses for the six months ended March 31, 2008 and March 31, 2007 were ($2,985,894) and ($1,114,126), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, and Other General and Administrative Expenses discussed above.
Interest Income for the six months ended March 31, 2008 and March 31, 2007 was $5,660 and $2,374, respectively. This income reflects interest earned on cash balances.
Interest Expense for the six months ended March 31, 2008 and March 31, 2007 was $294,867 and $155,659, respectively. These amounts reflect interest accrued on convertible notes payable to third parties as well as notes payable to related parties. The figure for the six months ended March 31, 2008 also reflects the amortization of detachable warrants and the beneficial conversion feature that is part of the convertible notes outstanding at March 31, 2008.
Income Tax Provision . No provision for income tax benefit from net operating losses has been made for the six months ended March 31, 2008 and March 31, 2007 as the Company has fully reserved the asset until realization is more reasonably assured.
Net Loss for the six months ended March 31, 2008 and March 31, 2007 was ($3,275,101) and ($1,267,411), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, and Other General and Administrative Expenses discussed above.
Basic and Diluted Loss per Share for the six months ended March 31, 2008 and March 31, 2007 was ($.10) and ($.04), respectively. This change reflects the effect of the increased Net Loss discussed above.
Liquidity and Capital Resources . Cash and cash equivalents as of March 31, 2008 and September 30, 2007 totaled $187,507 and $808,163, respectively. This decrease is explained by cash used in operations of $1,351,196 , cash used to pay down debts of $91,998, and cash used in the purchase of property and equipment and intangible assets of $77,462, offset by cash proceeds of $900,000 from the issuance of convertible debt.
Operating Results
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Results From Operations
Revenues for the three months ended March 31, 2008 and March 31, 2007, were $10,417 and $10,417, respectively. All of the revenues for the three months ended March 31, 2008 and March 31, 2007 were derived from the licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.
Salaries and Fringe Benefits for the three months ended March 31, 2008 and 2007 were $542,771 and $217,676, respectively. The increase in such expenses for the three months ended March 31, 2008 is explained by the presence of four additional executives and employees during that time period compared with the same period in the prior year.
Professional Fees for the three months ended March 31, 2008 and 2007 were $710,149 and $293,225, respectively. The increase in such expenses for the three months ended March 31, 2008 is attributable to the additional consultants that were in place for purposes of providing business development, investor relations, financial, and information technology consulting. Additionally, approximately $340,000 of the difference stems from the recognition of the expense associated with options granted to various consultants in the fiscal year ending September 30, 2007

Other General and Administrative Expenses for the three months ended March 31, 2008 and 2007 were $300,552 and $99,293, respectively. The increase in such expenses for the year ended March 31, 2008 is explained by significant increases in travel, travel-related, and marketing expenses incurred in business development activities, and certain insurance costs.
Operating Losses for the three months ended March 31, 2008 and March 31, 2007 were ($1,543,055) and ($599,777), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, and Other General and Administrative Expenses discussed above.
Interest Income for the three months ended March 31, 2008 and March 31, 2007 was $128 and $2,374, respectively. This income reflects interest earned on cash balances.
Interest Expense for the three months ended March 31, 2008 and March 31, 2007 was $267,974 and $116,992, respectively. These amounts reflect interest accrued on convertible notes payable to third parties as well as notes payable to related parties. The figure for the three months ended March 31, 2008 also reflects the amortization of detachable warrants and the beneficial conversion feature that is part of the convertible notes outstanding at March 31, 2008.
Income Tax Provision . No provision for income tax benefit from net operating losses has been made for the three months ended March 31, 2008 and March 31, 2007 as the Company has fully reserved the asset until realization is more reasonably assured.
Net Loss for the three months ended March 31, 2008 and March 31, 2007 was ($1,810,901) and ($714,395), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, and Other General and Administrative Expenses discussed above.
Basic and Diluted Loss per Share for the three months ended March 31, 2008 and March 31, 2007 was ($.06) and ($.03), respectively. This change reflects the effect of the increased Net Loss discussed above.
Liquidity and Capital Resources . Cash and cash equivalents as of March 31, 2008 and September 30, 2007 totaled $187,507 and $808,163, respectively. This decrease is explained by cash used in operations of $1,351,196 , cash used to pay down debts of $91,998, and cash used in the purchase of property and equipment and intangible assets of $77,462, offset by cash proceeds of $900,000 from the issuance of convertible debt.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of March 31, 2008 and September 30, 2007 totaled $187,507 and $808,163, respectively. This decrease is explained by cash used in operations of $1,351,196 , cash used to pay down debts of $91,998, and cash used in the purchase of property and equipment and intangible assets of $77,462, offset by cash proceeds of $900,000 from the issuance of convertible debt. Operating activities during these three months ended March 30, 2008 reflect significant continuing operating losses. Subsequent to the period under review, on May 20, 2008, we raised $150,000 in cash through the issuance of a unsecured, convertible note payable.
We expect to continue using substantial amounts of cash to: (i) secure our intellectual property; (ii) further develop and commercialize our products; (iii) purchase and acquire captive installations with our customers, and; (iv) fund ongoing salaries and general administrative expenses. Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenues. In addition, we have approximately 477,000, including accrued interest in unsecured, convertible notes payable coming due on or before May 31, 2008 and 585,000, including accrued interest in unsecured, convertible notes payable coming due on or before June 30, 2008 (collectively, the “Notes”). The Notes provide the holders with certain conversion rights which allow them to convert all or part of the amounts then payable under the Notes into shares of our common stock. There can be no assurance that any such conversion will be made and that the full amount of the Notes will have to be repaid.
Historically, we have financed operations primarily through the issuance of our debt and equity securities. At present, we have not secured any commitments for additional financing. However, as more fully described in the Subsequent Events portion of the Condensed Financial Statements, on May 16, 2008, we signed a non-binding term sheet with an investor under which we would place $5,000,000 to $7,000,000 of our convertible preferred on or before June 30, 2008. The proposed financing is subject to a number of conditions typical in transactions of this nature, including completion of due diligence and final documentation. We are subject to certain confidentiality covenants and are unable to disclose herein the entirety of the terms and conditions contained in the term sheet. However, we expect, based upon the terms and conditions currently under negotiation with the investor, that the proposed financing, should it close, will be dilutive to current shareholders. There can be no assurance that we will close this preferred equity financing, or close upon terms and conditions suitable to the Company and its shareholders.
We are an inception stage company and have incurred an accumulated deficit of ($9,182,270). Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt as to our ability to continue as a going concern. Any inability to close the aforementioned proposed financing, or any additional financing could have a material adverse effect on our business, results of operations and financial condition. If we are unable to close the proposed financing or close it before June 30, 2008, we will require additional capital and will be required to obtain extensions on accounts payable and on notes payable. If we are not successful in this regard, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock. At this point, we cannot assess the likelihood of achieving these objectives. If we are unable to achieve these objectives, we may be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements at May 15, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will become effective for the Company beginning in the three months ending March 31, 2009. The adoption of this pronouncement would have had no impact on the results or financial position of the Company as of March 31, 2008.
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

ECOLOGY COATINGS, INC.

Dated: May 20, 2008	By:	/s/ David W. Morgan

David W. Morgan
V.P., Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By:	/s/ Richard D. Stromback

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