Form 10QSB
period 2008-06-30
Ecology Coatings, Inc.
filed 2008-08-14
CIK 1173313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                     to
Commission File No. 333-91436
ECOLOGY COATINGS, INC.

Nevada (State or other jurisdiction of incorporation or organization)	26-0014658 (I.R.S. Employer Identification No.)
35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304
(Address of principal executive offices)
(248) 736-6200
(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 14, 2008

Common Stock, $.001 par value	32,210,684
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS

	June 30, 2008	September 30, 2007
	Unaudited
Current
Cash and cash equivalents	$27,169	$808,163
Miscellaneous receivable	—	1,118
Prepaid expenses	29,200	70,888

Total Current Assets	56,369	880,169
Property and Equipment
Computer equipment	12,453	11,285
Furniture and fixtures	1,565	1,565
Test equipment	7,313	7,313
Signs	213	213
Software	1,332	1,332
Video	48,177	—

Total property and equipment	71,053	21,708
Less: Accumulated depreciation	(15,894)	(3,794)

Property and Equipment, net	55,159	17,914

Other
Patents-net	381,430	302,575
Trademarks-net	3,285	3,465

Total Other Assets	384,715	306,040

Total Assets	$496,243	$1,204,123

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2008	September 30, 2007
	Unaudited
Current
Accounts payable	$1,114,218	$429,790
Credit cards payable	96,770	14,772
Deferred revenue	—	24,884
Accrued payroll taxes	—	1,459
Accrued wages	—	12,500
Franchise tax payable	800	800
Interest payable	108,958	15,851
Convertible notes payable, net of discount	1,294,104	170,280
Notes payable — related party	243,500	243,500

Total Current Liabilities	2,858,350	913,836

Deferred revenue — long term portion	—	—
Convertible notes payable	—	—
Notes payable — related party	—	—

Total Liabilities	2,858,350	913,836

Commitments and Contingencies (Note 5)

Stockholders’ Equity (Deficit)
Preferred Stock - 10,000,000 $.001 par value and 10,000,000 no par value authorized; no shares issued or outstanding as of June 30, 2008 and September 30, 2007, respectively	—	—
Common Stock - 90,000,000 $.001 par value and 50,000,000 no par value authorized; 32,210,684 and 32,150,684 outstanding as of June 30, 2008 and September 30, 2007, respectively	32,234	32,174
Additional paid in capital	9,065,260	6,165,282
Accumulated Deficit	(11,459,601)	(5,907,169)

Total Stockholders’ Equity (Deficit)	(2,362,107)	290,287

Total Liabilities and Stockholders’ Equity (Deficit)	$496,243	$1,204,123

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statements of Operations
Unaudited

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$4,050	$10,417	$24,884	$31,251

Salaries and fringe benefits	444,920	429,638	1,519,705	828,424
Professional fees	758,691	843,870	2,245,674	1,410,799
Other general and administrative costs	111,533	109,084	556,493	278,327

Total General and Admin. Expenses	1,315,144	1,382,592	4,321,872	2,517,550

Operating Loss	(1,311,094)	(1,372,175)	(4,296,988)	(2,486,299)

Other Income (Expenses)
Interest income	11	6,512	5,671	8,885
Interest expense	(966,248)	(63,116)	(1,261,115)	(218,775)

Total Other (Expenses)	(966,237)	(56,604)	(1,255,444)	(209,890)

Net Loss	$(2,277,331)	$(1,428,779)	$(5,552,432)	$(2,696,189)

Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.17)	$(0.10)

Basic and diluted weighted average of common shares outstanding	32,210,684	29,029,258	32,182,874	28,339,576

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statements of Cash Flows
Unaudited

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,552,432)	$(2,696,189)
Adjustments to reconcile net loss to net cash (used in)operating activities:
Depreciation and amortization	25,971	7,483
Beneficial conversion expense	301,517	85,176
Option expense	1,610,456	683,159
Issuance of stock for extension fee	162,000	—
Warrants	841,887	—
Changes in Asset and Liabilities
Prepaid expenses	41,688	(7,143)
Miscellaneous receivable	1,118	—
Accounts payable	684,429	327,624
Accrued payroll taxes and wages	(13,960)	(42,389)
Credit card payable	81,998	42,297
Miscellaneous payables	—	1,980
Interest payable	93,107	106,499
Franchise tax payable	—	(200)
Deferred revenue	(24,884)	(31,251)

Net Cash Used by Operating Activities	(1,747,105)	(1,522,954)

CASH FLOWS FROM INVESTING ACTIVITIES
Merger fee	—	(159,499)
Purchase of fixed assets	(49,345)	(3,699)
Purchase of intangibles	(92,546)	(78,276)

Net Cash Used by Investing Activities	(141,891)	(241,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(Reduction) of notes payable — related parties	—	(53,530)
Proceeds from debt	1,200,000	500,000
Issuance of stock	—	2,191,500
Increase/(Reduction) of convertible notes	(91,998)	—

Net Cash Provided by Financing Activities	1,108,002	2,637,970

Net Increase (Decrease) in Cash and Cash Equivalents	(780,994)	873,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	808,163	736,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,169	$1,609,921

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statements of Cash Flows
Unaudited

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$24,614	$25,950
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of note for common stock	$—	$—
Common stock for extension fee	$162,000	$—
See the accompanying notes to the unaudited consolidated financial statements.

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
Operating results for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended September 30, 2008.
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
     Loss Per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the stock options outstanding or stock associated with the convertible debt during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. As of June 30, 2008 and 2007, there were 4,781,210 and 4,427,075 potentially dilutive securities outstanding.
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
Patents. It is the Company’s policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life. Five patents were issued as of June 30, 2008 and are being amortized over 8 years.
Stock-Based Compensation. Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Share-Based Payment . Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.
The Company accounts for stock options granted to non-employees under SFAS Number 123(R) using EITF 96-18, requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
     Expense Categories. Salaries and Fringe Benefits of $444,920 and $429,638 for the three months ended June 30, 2008 and June 30, 2007, respectively, and $1,519,705 and $828,424 for the nine months ended June 30, 2008 and June 30, 2007 respectively, include wages paid to and insurance benefits for officers and employees of the Company as well as stock based compensation expense for those individuals. Professional fees of $758,691 and $843,870 for the three months ended June 30, 2008 and June 30, 2007, respectively, and $2,245,674 and $1,410,799 for the nine months ended June 30, 2008 and June 30, 2007, respectively include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.
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
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. SFAS 159 will become effective for the Company beginning in fiscal 2009. The adoption of this pronouncement would have had no impact on the results or financial position of the Company as of June 30, 2008
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for Ecology). Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have no impact on our financial position or results of operations. Management is in the process of evaluating SFAS 141(R) and determining what effect, if any, it may have on our financial position and results of operations going forward.
               In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will become effective for the Company beginning in the three months ending March 31, 2009. The adoption of this pronouncement would have had no impact on the results or financial position of the Company as of June 30, 2008.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued)
     Recent Accounting Pronouncements. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company’s financial statements.
          In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Concentrations
     For the three months ended June 30, 2008 and 2007, the Company had one customer representing 100% of revenues. For the nine months ended June 30, 2008 and 2007, the Company had one customer representing 100% of revenues. As of June 30, 2008 and 2007, there were no amounts due from this customer.
     The Company occasionally maintains bank account balances in excess of the federally insurable amount of $100,000. The Company had cash deposits in excess of this limit on June 30, 2008 and September 30, 2007 of $0 and $708,163, respectively.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Related Party Transactions
The Company has borrowed funds for its operations from certain major stockholders, directors and officers as disclosed below:
The Company has an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2008. As of June 30, 2008 and September 30, 2007, the note had an outstanding balance of $110,500. The accrued interest on the note was $7,220 and $3,836 as of June 30, 2008 and September 30, 2007, respectively. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock.
The Company has an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2008. As of June 30, 2008 and September 30, 2007, the note had an outstanding balance of $133,000. The accrued interest on the note was $8,696 and $4,617 as of June 30, 2008 and September 30, 2007, respectively. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock.
The Company had an unsecured note payable due to a majority shareholder, officer and director that bore interest at 4% per annum with principal and interest due on December 31, 2008. As of June 30, 2008 and September 30, 2007, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of June 30, 2008 and September 30, 2007. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the Company’s common stock.
Future maturities of related party long-term debt as of June 30, 2008 are as follows:

12 Months Ending June 30,
2009	$243,500

The Company has a payable to a related party totaling $49,191 as of June 30, 2008, included in accounts payable on the consolidated balance sheet.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Notes Payable
     The Company has six convertible notes payable as follows:

June 30, 2008	September 30, 2007
Convertible note payable, 15% per annum interest rate, principal and interest payment due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $5,766 and $4,268 was outstanding as of June 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $13,422 as of June 30, 2008 and September 30, 2007, respectively. This note is now in default with respect to payment of principal and accrued interest. The Company has not received a demand for repayment nor any other notice of default from the holder.
$94,104	$145,873

Convertible note payable, 25% per annum, unsecured, principal and interest due June 30, 2008. Additionally, the Company granted the note holder warrants to purchase 37,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended.
$50,000	$—

If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. Accrued interest of $5,191 and $0 was outstanding as of June 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $0 as of June 30, 2008 and September 30, 2007, respectively.

June 30, 2008	September 30, 2007
Convertible note payable, 25% per annum, unsecured, principal and interest due June 30, 2008. Additionally, the Company granted the note holder warrants to purchase 112,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. Accrued interest of $15,574 and $0 was outstanding as of June 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $0 as of June 30, 2008 and September 30, 2007, respectively.
$150,000	$—

Convertible note payable, 25% per annum, unsecured, principal and interest due June 30, 2008. Additionally, the Company granted the note holder warrants to purchase 112,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. Accrued interest of $15,574 and $0 was outstanding as of June 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $0 as of June 30, 2008 and September 30, 2007, respectively.
$150,000	$—

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest due June 30, 2008; the Company may extend for 30 days in exchange for warrants to purchase 15,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. Accrued interest of $4,284 and $0 was outstanding as of June 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $0 as of June 30, 2008 and September 30, 2007, respectively.
$50,000	$—

	June 30, 2008	September 30, 2007
Convertible subordinated note payable, 25% per annum, unsecured, principal and interest due June 30, 2008; the Company may extend for 30 days in exchange for warrants to purchase 15,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. If at any time prior to maturity, the Company completes a private offering of its debt or equity securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, in which the Company receives net proceeds of at least $1,000,000, the note holder may demand repayment of all principal and accrued interest upon fifteen days written notice. Accrued interest of $42,835 and $0 was outstanding as of June 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $0 as of June 30, 2008 and September 30, 2007, respectively.
	$500,000	$—

Convertible subordinated note payable, 0% per annum, unsecured, principal and interest due June 30, 2008. In the event of default, the note bears interest at 25% per annum.	$150,000	$—

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares of the Company’s common stock at any time prior to the Maturity Date. The price per share at which the Holder may convert shall be equal to the lesser of: (a) $.50 per share, or: (b) the average price at which the Maker sells its Common Stock in the New Offering (the “Conversion Price”)(the “Conversion Shares”). If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Accrued interest of $1,233 and $0 was outstanding as of June 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $0 as of June 30, 2008 and September 30, 2007, respectively.
	$150,000	$—
	$1,294,104	$145,873
     Future maturities of the notes payable as of June 30, 2008 are as follows:

12 Months Ending June 30,
2009	$1,294,104

The above notes payable have conversion rights and detachable warrants. These Notes may be converted for the principal balance and any unpaid accrued interest to Common Stock. In accordance with guidance issued by the FASB and the Emerging Issue Task Force (“EITF”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature (EITF No. 98-5), the Company recognized an embedded beneficial conversion feature present in these Notes. The Company allocated the proceeds based on the fair value of $1,234,264 to the warrants. The warrants are exercisable through March 31, 2018 and the fair value was amortized to interest expense over the term of the Notes.

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
On May 1, 2007, the Company entered into an agreement with a consultant to provide information system consulting services. The agreement calls for six monthly payments of $5,000 plus reimbursement for any out of pocket costs. Additionally, options to purchase 1,000 shares of common stock at $2.00 per share were issued to the consultant, with additional options to purchase 500 shares upon the achievement of certain performance measures. The options are restricted for 12 months and expire 10 years from date of issuance. On October 8, 2007, the Company extended the contract with the consultant for six months, and, on May 8, 2008, extended the contract for an additional 6 months. The expiration date is now November 8, 2008 and provides for monthly payments of $5,000.
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Commitments and Contingencies (continued)
Consulting Agreements (continued)
On July 26, 2007, the Company entered into a consulting agreement with a company owned by two former officers and directors of OCIS Corporation. The terms of the agreement call for the transfer of the $100,000 standstill deposit paid to OCIS as a part of a total payment of $200,000. The agreement provides for the balance to be paid in equal installments on the first day of each succeeding calendar month until paid in full. As of June 30, 2008, an amount equal to four monthly payments was unpaid. The agreement calls for the principals to provide services for 18 months in the area of investor relations programs and initiatives; facilitate conferences between Ecology and members of the business and financial community; review and analyze the public securities market for Ecology’s securities; and introduce Ecology to broker-dealers and institutions, as appropriate.
On December 13, 2007, the Company entered into an agreement with a consultant to provide investor relations services. The agreement expires on December 13, 2008. The consultant will bill against a non-refundable monthly retainer of $5,000. The consultant charges on an hourly basis ranging between $35 and $225 per hour. The term of the contract is 12 months.
On April 2, 2008, the Company entered into a letter agreement with an individual to become chairman of the Company’s Scientific Advisory Board. The letter agreement provides that the Company will grant the individual options to purchase 100,000 shares of the Company’s common stock. Each option is exercisable at a price equal to the final closing price as quoted on the OTCBB on April 3, 2008. The options vest as follows: 25,000 immediately upon grant; 25,000 on October 3, 2008; 25,000 on April 3, 2009, and the remaining 25,000 on October 3, 2009. The options will all expire on April 3, 2018.
On April 10, 2008, the Company entered into an agreement with a consultant to assist the Company in securing equity or debt financing. The agreement called for payment of $5,000 at inception and an additional payment of $5,000 on May 1, 2008. The agreement is terminable upon notice of either party.

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
On November 1, 2006, the Company entered into an employment agreement with an officer that expires on November 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $100,000. The Company also granted the officer 150,000 options to acquire its common stock at $2.00 per share. The options will vest on November 1, 2008. The options expire on November 1, 2016. On July 1, 2007, the Company amended this employment agreement. The amended agreement will expire on November 1, 2009, and calls for an annual salary $140,000, a one time bonus of $12,500 and the grant of 87,500 options to purchase Company stock at $2.00 per share. Upon grant, 25,000 of the options vested, 37,500 options will vest on July 1, 2008, and 25,000 options will vest on July 1, 2009. All of the options expire on July 1, 2017.
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
Lease Commitments.
a.	On August 1, 2005, the Company leased its office facilities in Akron, Ohio for a rent of $1,800 per month. The lease expired July 1, 2006 and was renewed under the same terms through August 31, 2007. The Company now leases that property on a month-to-month basis for the same rent. Rent expense for the nine months ended June 30, 2008 and 2007 was $16,200 for each period. Rent expense for the three months ended June 30, 2008 and 2007 was $5,400 for each period.

b.	On September 1, 2006, the Company leased its office space in Bloomfield Hills, Michigan with monthly payments of $1,800. A new lease was executed on April 1, 2007 with monthly payments of $3,200. The lease is on a month-to-month basis until terminated by tenant or landlord upon 60 days notice. The monthly lease amount was reduced to $2,400 on September 1, 2007. Rent expense for the nine months ended June 30, 2008 and 2007 was $21,600 and $20,400, respectively. Rent expense for the three months ended June 30, 2008 and 2007 was $7,200 and $9,600, respectively.

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
On June 9, 2008, Ecology issued warrants to purchase 210,000 shares of the Company’s common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering. The warrants vested upon issuance. The weighted average remaining life of the warrants is 10 years.
On June 21, 2008, Ecology issued warrants to purchase 100,000 shares of the Company’s common stock at the $.75 per share. The warrants vested upon issuance. The weighted average remaining life of the warrants is 10 years.
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
The Company granted non-statutory options as follows during the nine months ended June 30, 2008:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual	Aggregate
	per Share	Options	Term	Fair Value
Outstanding as of September 30, 2007	$2.03	3,186,210	9.5	$3,488,422
Granted	$2.98	385.000	9.7	$510,569
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2008	$2.18	3,571,210	8.8	$3,998,991
Exercisable	$2.11	1,420,878	8.8	$1,767,867

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Stock Options (continued)
Stock Option Plan (continued) 1,420,878 of the options were exercisable as of June 30, 2008. The options are subject to various vesting periods between June 26, 2007 and January 1, 2012. The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of June 30, 2008. Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.
Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Accounting for Stock-Based Compensation . Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.
The Company accounts for stock options granted to non-employees under SFAS Number 123(R) using EITF 96-18 requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.
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
Based upon the above assumptions and the weighted average $2.11 exercise price, the options outstanding at June 30, 2008 had a total unrecognized compensation cost of $1,130,038 and will be recognized over the remaining weighted average vesting period of 1.3 years. Options cost of $1,610,456 was recorded as an expense for the nine months ending June 30, 2008 of which $509,298 was recorded as compensation expense and $1,101,158 was recorded as consulting expense.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2008 and the fiscal year ended September 30, 2007, we incurred net losses of ($5,552,432) and ($4,560,870), respectively. As of June 30, 2008 and September 30, 2007, we had stockholders’ deficit and equity of ($2,362,107) and $290,287, respectively.
Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and through the issuance of equity securities and debt. Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that current working capital will be sufficient to enable us to continue as a going concern through September 15, 2008 provided certain noteholders and other creditors continue to give us payment extensions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Please see also Note 9 — Subsequent Events.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Subsequent Events
On July 1, 2008, three notes described in Note 5 as maturing on June 30, 2008, bearing interest at 25% per annum, and having a combined principal balance of $350,000 were in default as to the payment of principal and accrued interest. The Company as not received demand for repayment from any of the holders or any other notice of default with regard to these notes. The Company is in negotiations with the holders for extensions of these notes but there can be no assurance that we will be able to obtain such extensions or, if obtained, do we know what the cost of such extensions will be.
On July 1, 2008, a note described in Note 5 as maturing on June 30, 2008, bearing interest at 0%, and having a principal balance of $150,000 was in default as to the payment of principal. The note carries a default interest rate of 25% per annum and the Company began accruing the interest as of July 1, 2008. The Company has not received demand for repayment from the holder or any other notice of default with regard to these notes. The Company is in negotiations with the holder for an extension of this note but there can be no assurance that we will be able to obtain such and extension or, if obtained, do we know what the cost of such an extension will be.
On July 14, 2008, the Company issued a promissory note in favor of its Chairman of the Board of Directors and Chief Executive Officer in exchange for his deferral of $3,333 in salary payable to him on July 15, 2008 under his employment agreement dated December 28, 2007. The note bears interest at 25% per annum and matures on August 10, 2008. The Company issued him a warrant to purchase 3,333 shares of the Company’s common stock at a price equal to $.50 per share. The warrant is exercisable immediately and carries a ten (10) year term. At his option, the Chairman may demand repayment on all or part of the then-outstanding balance upon the completion of the Company’s next offering. He may convert all or part of the then-outstanding note balance into shares of the securities issued by the Company in its next offering at the lower of $.50 or the price of the offering. The note was repaid in full on July 30, 2008.
As previously reported, on March 17, 2008, the Company completed two bridge loan transactions in the total amount of $550,000 with a maturity date of June 30, 2008. On July 14, 2008, the Board of Directors approved the extension of the notes to July 30, 2008 under their terms by issuing 15,000 options to the holders of each of the two notes. The options are exercisable immediately and carry a ten (10) year term. The options may be exercised at a price equal to the lesser of $2.00 or the effective price at which the Company sells shares of its common stock in its next offering. These notes are now in default as to principal and accrued interest, though no request for payment has been received from the holders. The Company is in negotiations with the holders for extensions of these notes but there can be no assurance that we will be able to obtain such extensions nor, if obtained, do we know what the cost of such extensions will be.
On July 19, 2008, a note described in Note 5 as maturing July 18, 2008, bearing interest at 25% per annum, and having a principal balance of $150,000 was in default as to the payment of principal and accrued interest.
On July 11, 2008, the Company borrowed $100,000 under a note from one of its existing creditors. The note is unsecured, matured on August 10, 2008, and bears interest at 25% per annum. The Company issued a warrant to purchase 100,000 shares of the Company’s common stock at $.50 per share. The warrant was immediately exercisable for a period of ten years. On August 11, 2008, the note was in default as to the payment of principal and accrued interest.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Subsequent Events (continued)
On July 25, 2008, the Company entered into a term sheet with an investor to sell $3,000,000 to $5,000,000 million of convertible preferred stock. The preferred stock will be convertible into common stock at a negotiated price and will vote along with the common stock on an as-converted basis. The preferred stock will have a liquidation preference over the common stock. The Company will also issue 1,500,000 to 2,500,000 warrants along with the preferred stock, based on the amount of securities sold in this offering. The warrants will be immediately exercisable for a period of five years at a negotiated price. On July 28, 2008, the investor advanced $200,000 to the Company under this term sheet. The proposed offering is subject to due diligence, negotiation of the final terms and documentation, among other items typical in transactions of this nature. We expect, based upon the terms and conditions currently under negotiation with the investor, that the proposed financing will be dilutive to current shareholders. If this transaction does not close, the $200,000 will convert to a note payable to the investor at 25% per annum, under the same terms as the notes issued February 5, 2008—see also Note 4.
On July 29, 2008, the Company’s Vice President, General Counsel and Secretary resigned from the Company. His employment was subject to an agreement with the Company and is referenced in Note 5 as an agreement dated November 1, 2006. The Company believes that it has no further obligations to the employee.
On July 30, 2008, the Company terminated a consulting agreement originally dated June 1, 2006 and amended on February 1, 2007 and further amended on December 28, 2007. The Company believes that it has no further obligations under the agreement.
On July 31, 2008, the Company terminated a consulting agreement originally dated June 26, 2007. The sole compensation under the agreement was options to purchase 1,000,000 shares of the Company’s common stock at $2 per share. The options were cancelled as of July 31, 2008. The Company believes it has no further obligations under the agreement.
On August 11, 2008, the Company entered into an employment agreement with an individual to serve as Vice President, General Counsel and Secretary. The agreement is for an initial term of 90 days and provides for a salary of $150,000 per year.

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
     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we are largely an inception stage company and have a history of operating losses; (ii) we expect to continue to generate operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability; (iii) we require additional financing to continue our operations and there can be no assurance that we will be able to obtain such financing, or obtain it on terms acceptable to us; (iv) we are dependent on key personnel; (v) we are operating in both mature and developing markets, and there is uncertainty as to acceptance of our technology and products in these markets; (vi) we have a long sales cycle; (vii) our target markets are characterized by new products and rapid technological change; (viii) our market is competitive; (ix) we have limited marketing capability; (x) we are dependent on manufacturers and suppliers; (xi) we are uncertain of our ability to protect technology through patents; (xii) we are uncertain of our ability to protect our proprietary technology and information; (xiii) there are existing and potential risks related to license arrangements; (xiv) we have not completed our trademark registrations; (xv) there is a limited market for our common stock and holders may not be able to sell shares or sell in a timely manner; (xvi) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xvii) because our common stock will likely be considered a “penny stock,” any investment in our shares is considered to be a high-risk investment, is subject to restrictions on marketability, and certain investors and funds are unable to purchase the shares; (xviii) we have never paid dividends and have no plans to in the future; (xviv) the issuance of options and warrants may dilute the interest of stockholders; (xx) we have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; and (xxi) the possible need for the Company to indemnify our officers and directors. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on December 21, 2007.
Recent Developments for the Company
Operating Results
Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007
Results From Operations
Revenues for the nine months ended June 30, 2008 and June 30, 2007, were $24,884 and $31,251, respectively. All of the revenues for the nine months ended June 30, 2008 and June 30, 2007 were derived from the licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.
Salaries and Fringe Benefits for the nine months ended June 30, 2008 and June 30, 2007 were $1,519,705 and $828,424, respectively. The increase in such expenses for the nine months ended June 30, 2008 is explained by the presence of four additional executives and employees during that entire time period compared with the same period in the prior year. While all six were employed at some point during that same period in the prior year, two were employed for approximately one month of that time while another was employed for four months. Additionally, two of the executives who were employed by the Company during the nine months ended June 30, 2007 were awarded raises effective January 1, 2007. This is also reflected in the increase in this expense category for the nine months ended June 30, 2008. The salary and fringe benefit amounts discussed herein include expenses related to options awarded to the employees and executives.
Professional Fees for the nine months ended June 30, 2008 and June 30, 2007 were $2,245,674 and $1,410,799, respectively. The increase in such expenses for the nine months ended March 31, 2008 is attributable to the additional consultants that were in place for purposes of providing business development, investor relations, financial, and information technology consulting. Additionally, approximately $1,028,000 of the difference stems from the recognition of the expense associated with options granted to various consultants in the fiscal year ending September 30, 2007. This expense was recognized for each of the nine months in the current year but for only approximately two months in the prior year.

Other General and Administrative Expenses for the nine months ended June 30, 2008 and June 30, 2007 were $556,493 and $278,327, respectively. The increase in such expenses for the nine months ended June 30, 2008 is explained by significant increases in travel, travel-related, and marketing expenses incurred in business development activities, and certain insurance costs.
Operating Losses for the nine months ended June 30, 2008 and June 30, 2007 were (4,296,988) and ($2,486,299), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, and Other General and Administrative Expenses discussed above.
Interest Income for the nine months ended June 30, 2008 and June 30, 2007 was $5,671 and $8,885, respectively. This income reflects interest earned on cash balances.
Interest Expense for the nine months ended June 30, 2008 and June 30, 2007 was $1,261,115 and $218,775, respectively. These amounts reflect interest accrued on convertible notes payable to third parties as well as notes payable to related parties. The figure for the nine months ended June 30, 2008 also reflects the amortization of detachable warrants and the beneficial conversion feature that is part of the convertible notes outstanding at June 30, 2008.
Income Tax Provision . No provision for income tax benefit from net operating losses has been made for the nine months ended June 30, 2008 and June 30, 2007 as the Company has fully reserved the asset until realization is more reasonably assured.
Net Loss for the nine months ended June 30, 2008 and June 30, 2007 was ($5,552,432) and ($2,696,189), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, Other General and Administrative Expenses, and Interest Expense discussed above.
Basic and Diluted Loss per Share for the nine months ended June 30, 2008 and June 30, 2007 was ($.17) and ($.10), respectively. This change reflects the effect of the increased Net Loss discussed above.
Liquidity and Capital Resources . Cash and cash equivalents as of June 30, 2008 and September 30, 2007 totaled $27,169 and $808,163, respectively. This decrease is explained by cash used in operations of $1,747,105, cash used to pay down debts of $91,998, and cash used in the purchase of property and equipment and intangible assets of $141,891, offset by cash proceeds of $1,200,000 from the issuance of convertible debt.
Operating Results
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Results From Operations
Revenues for the three months ended June 30, 2008 and June 30, 2007, were $4,050 and $10,417, respectively. All of the revenues for the three months ended June 30, 2008 and 2007 were derived from the licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.
Salaries and Fringe Benefits for the three months ended June 30, 2008 and June 30, 2007 were $444,920 and $429,638, respectively. The increase in such expenses for the three months ended June 30, 2008 is explained by the presence of four additional executives and employees during that time period compared with the same period in the prior year.
Professional Fees for the three months ended June 30, 2008 and June 30, 2007 were $758,691 and $843,870, respectively. The decrease in such expenses for the three months ended June 30, 2008 is attributable to the legal and accounting fees that were in place during the prior year period for purposes of completing a private equity offering and for a completing the reverse merger.

Other General and Administrative Expenses for the three months ended June 30, 2008 and June 30, 2007 were $111,553 and $109,084, respectively. Increases in this category in travel expenses and SEC registration expenses were offset by reductions in training and education expenses.
Operating Losses for the three months ended June 30, 2008 and June 30, 2007 were ($1,311,094) and ($1,372,175), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits and Professional Fees discussed above.
Interest Income for the three months ended June 30, 2008 and June 30, 2007 was $11 and $6,512, respectively. This income reflects interest earned on cash balances.
Interest Expense for the three months ended June 30, 2008 and June 30, 2007 was $966,248 and $63,116, respectively. These amounts reflect interest accrued on convertible notes payable to third parties as well as notes payable to related parties. The figure for the three months ended June 30, 2008 also reflects the amortization of detachable warrants and the beneficial conversion feature that is part of the convertible notes outstanding at June 30, 2008.
Income Tax Provision. No provision for income tax benefit from net operating losses has been made for the three months ended June 30, 2008 and June 30, 2007 as the Company has fully reserved the asset until realization is more reasonably assured.
Net Loss for the three months ended June 30, 2008 and June 30, 2007 was ($2,277,331) and ($1,428,779), respectively. The increased loss between the periods is explained by the increase in Salaries and Fringe Benefits, Professional Fees, and Interest Expense discussed above.
Basic and Diluted Loss per Share for the three months ended June 30, 2008 and June 30, 2007 was ($.07) and ($.05), respectively. This change reflects the effect of the increased Net Loss discussed above.
Liquidity and Capital Resources. Cash and cash equivalents as of June 30, 2008 and September 30, 2007 totaled $27,169 and $808,163, respectively. This decrease is explained by cash used in operations of $1,747,105, cash used to pay down debts of $91,998, and cash used in the purchase of property and equipment and intangible assets of $141,891, offset by cash proceeds of $1,200,000 from the issuance of convertible debt.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of June 30, 2008 and September 30, 2007 totaled $27,169 and $808,163, respectively. This substantial decrease in cash was due to cash used in operations of $1,747,105, cash used to pay down debts of $91,998, and cash used in the purchase of property, equipment and intangible assets of $141,891. This use of cash was partially offset by cash proceeds of $1,200,000 from the issuance of convertible debt. Operating activities during the three months ended June 30, 2008 reflect significant continuing operating losses. Subsequent to the period under review, during the month of July, we raised $300,000 in cash through the issuance of two unsecured, convertible notes payable. As of the date of this filing, that cash has been substantially spent.
We expect to continue using substantial amounts of cash to: (i) secure our intellectual property; (ii) further develop and commercialize our products; (iii) purchase and acquire captive installations with our customers, and; (iv) fund ongoing salaries, professional fees, and general administrative expenses. Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenues. In addition, we have approximately $1,425,000 including accrued interest in unsecured, convertible notes payable that came due on or before July 31, 2008 and approximately $310,000 in additional unsecured notes payable that are due on or before August 31, 2008. The notes provide the holders with certain conversion rights that allow them to convert all or part of the amounts then payable under the notes into shares of our common stock. There can be no assurance that any such conversion will be made and that the full amount of the notes will have to be repaid.
Historically, we have financed operations primarily through the issuance of our debt and equity securities. At present, we do not have any binding commitments for additional financing. On July 25, 2008, the Company entered into a term sheet with a third party for potential financing of between $3,000,000 and $5,000,000 through the sale of our convertible preferred stock. In connection with the term sheet, the third party advanced $200,000 to us on July 28, 2008 and received the exclusive right, for a 30-day due diligence period, to match any financing offer from another source. We are applying this advance to our working capital needs. We estimate this financing will last until September 15, 2008, provided certain noteholders and other creditors continue to give us payment extensions. If the proposed sale of our preferred stock does not close for any reason, the advance will convert to a senior note with the same terms as the notes issued on February 5, 2008 described in Note 5 to the financial statements. Under the term sheet, the preferred stock would be convertible into common stock at a negotiated rate and would be issued along with five-year warrants to purchase from 1,500,000 to 2,500,000 shares of common stock, depending on the size of the offering, at an exercise price to be negotiated. The preferred stock will bear a dividend, have a liquidation preference over the common stock, and vote with the common stock on an as-converted basis. The proposed financing is subject to a number of conditions typical in transactions of this nature, including completion of due diligence, negotiation of final terms, and preparation of final documentation. The term sheet expires on August 24, 2008. We are subject to certain confidentiality covenants and are therefore unable to disclose all of the terms and conditions contained in the term sheet and now being negotiated. However, we expect, based upon the terms and conditions currently under negotiation with the investor, that the proposed financing, will be dilutive to current shareholders. There can be no assurance that we will close this financing, or close upon terms and conditions suitable to the Company and its shareholders.
We are an early stage company and have incurred an accumulated deficit of ($11,459,601). Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt as to our ability to continue as a going concern. If we are unable to close the sale of the convertible preferred stock, it will have a material adverse effect on our business, results of operations and financial condition. At August 14, 2008, the Company was in default on various notes with an approximate principal balance of $1,400,000 not including accrued interest. One of the notes, with a principal amount owing of $150,000, bears a default interest rate of 25% per annum. We are seeking extensions from these noteholders, but there can be no assurance that we will be able to obtain such extensions or, if obtained, what the cost of the extensions will be. If we are unable to close the proposed financing or close it before August 24, 2008, we will require additional capital and will be required to obtain extensions payment on outstanding accounts payable and notes. If we are not successful in this regard, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock. At this point, we cannot assess the likelihood of achieving these objectives. If we are unable to achieve these objectives, we may be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of August 14, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will become effective for the Company beginning in the three months ending March 31, 2009. The adoption of this pronouncement would have had no impact on the results or financial position of the Company as of June 30, 2008.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company’s financial statements.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

ITEM 3A (T). CONTROLS AND PROCEDURES
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
Changes in Internal Controls
Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2008. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended June 30, 2008 that have materially affected or that are reasonably likely to affect the internal controls.
Limitation on the Effectiveness of Controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Please refer to Note 9 of the financial statements contained herein and the Liquidity and Capital Resources section of Management Discussion and Analysis.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger entered into effective as of April 30, 2007, by and among OCIS Corp., a Nevada corporation, OCIS-EC, INC., a Nevada corporation and a wholly-owned subsidiary of OCIS, Jeff W. Holmes, R. Kirk Blosch and Brent W. Schlesinger and ECOLOGY COATINGS, INC., a California corporation, and Richard D. Stromback, Deanna Stromback and Douglas Stromback. (2)

3.1	Articles of Incorporation of OCIS Corp. (1)

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation (2)

3.3	By-laws of OCIS Corp. (1)

4.1	Specimen Stock Certificate of OCIS (1)

4.2	Form of Common Stock Certificate of the Company (2)

5.2	Appointment of Daniel V. Iannotti as Vice President, General Counsel & Secretary and resignation of David W. Morgan as Secretary (10)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Lock-Up Agreement by and between Ecology Coatings, Inc., a California corporation, and the principal shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

Exhibit
Number	Description
10.6	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and F. Thomas Krotine dated October 30, 2006 (2)

10.8	Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated November 1, 2006. (2)

10.9	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.10	Employment Agreement between Ecology Coatings, Inc., a California corporation and David W. Morgan dated May 21, 2007. (2)

10.11	Employment Agreement between Ecology Coatings, Inc., a California corporation and Timothy J. Tanner dated June 1, 2007. (2)

10.12	First Amendment to the Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated July 1, 2007. (2)

10.13	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.14	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.15	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.16	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.17	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.18	2007 Stock Option and Restricted Stock Plan. (2)

10.19	Form of Stock Option Agreement. (2)

10.20	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to be identified therein. (2)

10.21	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.22	Consulting Agreement by and between Ecology Coatings, Inc. , a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.23	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.24	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, dated July 15, 2006, as amended. (2)

10.25	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.26	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and Trimax, LLC, a Michigan limited liability company dated June 26, 2007. (2)

Exhibit
Number	Description
10.27	Promissory note dated February 5, 2008 made in favor of Hayden Capital USA, LLC, a Delaware limited liability company, on behalf of Hayden Capital USA, LLC — Series I. (5)

10.28	Promissory note dated February 5, 2008 made in favor of Hayden Capital USA, LLC, a Delaware limited liability company, on behalf of Hayden Capital USA, LLC — Series II. (5)

10.29	Promissory note dated February 5, 2008 made in favor of Hayden Capital USA, LLC, a Delaware limited liability company, on behalf of Hayden Capital USA, LLC — Series III. (5)

10.30	Allonge to promissory note dated November 13, 2003. (5)

10.31	Allonge to promissory note dated December 15, 2003. (5)

10.32	Allonge to promissory note dated August 10, 2004. (5)

10.33	Third Allonge to promissory note dated February 28, 2006. (5)

10.34	Hayden Capital USA, LLC — Series I promissory note dated May 20, 2008 made in favor of Hayden Capital USA, LLC, a Delaware limited liability company (6)

10.35	Correspondence from Ecology Coatings, Inc. to Hayden Capital USA, LLC dated June 9, 2008 (7)

10.36	Exhibit 10.36 does not exist, therefore this exhibit is intentionally omitted.

10.37	Exhibit 10.37 does not exist, therefore this exhibit is intentionally omitted.

10.38	Promissory note dated June 18, 2008 made in favor of Mitch Shaheen (8)

10.39	Promissory note dated July 10, 2008 made in favor of Mitch Shaheen (9)

10.40	Promissory note dated July 10, 2008 made in favor of Richard D. Stromback (9)

10.41	Notice of extension dated July 14, 2008 addressed to George Resta (9)

10.42	Notice of extension dated July 14, 2008 addressed to Investment Hunter LLC (9)

24.1	Power of Attorney (4)

31.1	Certificate of Richard D. Stromback, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of David W. Morgan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of Richard D. Stromback, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit
Number	Description
32.2	Certificate of David W. Morgan, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Press Release dated July 30, 2007 (2)

99.2	Audited Financial Statements of Ecology Coatings, Inc. as of September 30, 2005 and 2006. (2)

99.3	Unaudited Financial Statements of Ecology Coatings, Inc. as of March 31, 2007 and 2006. (2)

99.4	Press Release dated August 15, 2007(3)

99.5	Donald C. Campion Letter of Resignation dated July 13, 2008 (9)

*	Filed herewith.

(1)	Incorporated by reference from OCIS’ registration statement on Form SB-2 filed with the Commission, SEC file no. 333-91436.

(2)	Incorporated by reference from our Form 8-K filed with the Commission on July 30, 2007, SEC file no. 333-91436.

(3)	Incorporated by reference from our Form 8-K No. filed with the Commission on August 15, 2007, SEC file no. 333-91436.

(4)	Incorporated by reference from our Form 10-KSB No. filed with the Commission on December 21, 2007, SEC file no. 333-91436.

(5)	Incorporated by reference to from our Form 8-K filed with the Commission on February 11, 2009, SEC file no. 333-91436.

(6)	Incorporated by reference to our Form 8-K filed with the Commission on May 22, 2008, SEC file no. 333-91436.

(7)	Incorporated by reference to our Form 8-K filed with the Commission on June 9, 2008, SEC file no. 333-91436.

(8)	Incorporated by reference to our Form 8-K filed with the Commission on June 24, 2008, SEC file no. 333-91436.

(9)	Incorporated by reference to our Form 8-K filed with the Commission on July 17, 2008, SEC file no. 333-91436.

(10)	Incorporated by reference to our Form 8-K filed with the Commission on August 12, 2008, SEC file no. 333-91436.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY COATINGS, INC.

Dated: August 14, 2008	By:	/s/ David W. Morgan

David W. Morgan
V.P., Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By:	/s/ Richard D. Stromback

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