Form 10KSB
period 2008-09-30
ECOLOGY COATINGS, INC.
filed 2008-12-23
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-91436

ECOLOGY COATINGS, INC.
(Name of small business issuer in its charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 100, Auburn Hills, MI  48326

(Address of principal executive offices) (Zip Code)

(248) 370-9900

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

State issuer’s revenues for its most recent fiscal year: $25,092

As of November 21, 2008, approximately 12,940,684 shares of the Company’s common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $12,940,684 based on available OTCBB quote of the average between the bid and ask price of $1.00 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock of the registrant outstanding as of November 21, 2008 was 32,233,600.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-KSB
ECOLOGY COATINGS, INC.
SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I

Except for statements of historical fact, the information presented herein constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as, Ecology Coatings (the “Company”), by and through its management, “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” “strengthens” or other words of similar import.  Similarly, statements herein that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the Company’s ability to: successfully commercialize its technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can consistently provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capacity; attract and retain talented individuals; continue operations during periods of adverse changes in general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Cautionary Factors that May Affect Future Results” enumerated herein beginning on page 7.

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

ITEM 1.   DESCRIPTION OF BUSINESS

Ecology Coatings, Inc. (“Ecology-CA”) was originally incorporated in California on March 12, 1990.  OCIS Corp. (“OCIS”) was incorporated in Nevada on February 6, 2002.  OCIS completed a merger with Ecology-CA on July 27, 2007 (the “Merger”). In the Merger, OCIS issued approximately 30,530,684 shares of common stock to the Ecology-CA stockholders. In this transaction, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc. and our ticker symbol on the OTC Bulletin Board exchange changed to “ECOC.”  As a result of the merger, we became a Nevada corporation and Ecology-CA became a wholly owned subsidiary.

Company Overview

We develop “clean tech”, nanotechnology-enabled, ultra-violet (“UV”)curable coatings that are designed to drive efficiencies, reduce energy consumption and virtually eliminate pollutants in the manufacturing sector. We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated clean technology products that reduce overall energy consumption and offer a marked decrease in drying time.

Our patent and intellectual property activities to date include:

•	six patents covering elements of our technology from the United States Patent and Trademark Office(“USPTO”)

•	another patent (our 7th) granted but not yet issued by the USPTO

•	twenty-two pending patent applications in foreign countries

•	three ICT international patent applications

•	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”.

We continue to work independently on developing our clean technology products further. In addition, we collaborate with industry leaders to develop proprietary coatings for a variety of metal, paper and plastic-based applications. Our target markets include the electronics, steel, construction, automotive and trucking, paper products and original equipment manufacturers (“OEMs”). Our business model contemplates both licensing and direct sales strategies. We intend to license our technology to industry leaders in our target markets, through which products will be sold to end users. We plan to use direct sales teams and third party agents in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.

Business in General

We have focused on developing products that support inexpensive mass production utilization of protective coatings that leverage nano-particle clean technology and are cured under ultra-violet (“UV”) light. We believe that the use of our “Liquid Nanotechnology™” coatings represent a paradigm shift in coatings technology. While our competitors have focused their efforts on improving the industry-standard, thermal-cured powder-coat, water-borne and solvent-based coatings, we have strived for technological breakthroughs. We have developed over 200 individual coating formulations that address the limitations of traditional coatings. The USPTO has issued six patents and have allowed a seventh covering many of these formulations as well as their application. Additionally, the formulations that are not currently patent protected are protected as trade secrets.

Nearly every manufactured product has a protective coating on it, whether metal, plastic, glass or an electronic product. These coatings are important for providing protection, such as scratch and abrasion resistance, as well as for enabling added durability and maintenance of the overall aesthetic appearance of the product. Coatings that use water or organic carriers remain the standard in the large OEM coatings market. However, the use of traditional, carrier-based coatings continues to burden manufacturers with cost, performance, and environmental health and safety disadvantages.

Our Liquid Nanotechnology™ coatings are 100% solids and UV curable. They contain almost no volatile carriers and are generally comprised of polymers that react to UV light, all of which becomes part of the final coating bound to the substrate. Traditional coatings, such as paint, are composed of a solid resin and a carrier, such as an organic solvent or water, that are used to adjust the viscosity to allow application. Thus, during the curing process the carrier evaporates either by application of heat or air-drying, both of which require time to complete the process. Moreover, the evaporation of the carrier can generate environmentally harmful airborne emissions.

Our Liquid Nanotechnology™ coatings offer a number of performance and user benefits over traditional coatings. We believe that our 100% solids, UV-cured industrial products represent the coatings industry’s cutting edge in overall performance, offering bottom line value and environmental advantages to users because they:

•	Cure faster, usually in less than a minute;

•	Use less floor space, thereby improving operating efficiency;

•	Use dramatically less energy;

•	Reduce production compliance burdens with the Environmental Protection Agency because they contain fewer toxic chemicals;

•	Provide improved coating performance; and

•	Boost manufacturing productivity by increasing process throughput.

Conventional Coatings

Many conventional coatings used today require 20 or more minutes of drying time (either air dried or forced thermal drying). In the case of air drying, a process bottleneck can occur, causing reduced  production rates. In the case of thermally induced drying, protective coats can only be applied to materials able to withstand certain levels of heat. This requires the disassembly of many manufactured parts before they can be coated and further increases the time needed for the coating process to be completed. In either case, the manufacturing process is characterized by inefficiency, slower production rates, higher energy costs, increased product costs, and greater floor space requirements.

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

Our Solution - Clean Technology

Liquid Nanotechnology™, our 100% solids UV-cured industrial coatings clean technology, addresses all of the issues noted above and provides unique performance combinations. We have developed over 200 specific individual coating formulations that address the limitations of traditional carrier-based coatings. Many of these patent and/or trade-secret protected. Our coatings cure in less than a minute after application without the use of heat. This changes the manufacturing dynamic in four ways. First, UV curing eliminates the bottleneck effect and makes product disassembly unnecessary, increasing the speed with which coated products are produced. Second, the use of UV curing eliminates the need for thermal heating equipment and/or drying space, allowing manufacturers to use less floor space. Third, the elimination of thermal heating from the manufacturing process produces dramatic energy cost savings. Finally, the use of 100% solids results in fewer harmful airborne emissions being released during production or application.

Our clean technology coatings have other advantages. Indeed, a crucial advantage of our products is that they are more cost effective than conventional coatings. Our 100% solid coatings offer increased efficiency and result in minimal wasted product: if a manufacturer needs one mil of dry film thickness, it need only apply and cure one mil of our coating.

Clean Tech Offerings

Plastics -  Our Liquid Nanotechnology™ coatings have improved hardness and abrasion resistance over conventional carrier-based coatings. The coatings are also noteworthy for their ability to achieve either optical clarity or accept pigments. Based on laboratory tests, we believe our formulations offer excellent adhesion to many common plastics, such as polycarbonate.

Metals -  Our coatings adhere well to most metal surfaces. Moreover, our coatings are able to accept pigmentation with a UV curable solution. Applications include automotive parts and products that incorporate metal along with seals or other rubber parts. Because our coatings are UV curable, metals paired with rubber parts will not require disassembly prior to finishing.

Glass -  Our UV curable glass coatings product has achieved solid optical clarity in both high and low viscosity formulations that have significant thermal conductivity. The product also offers adhesion between separate glass products that is less breakable than a single layer product. Potential applications for this technology include electronics and visible light consumer products.

Paper -  Our paper product coating provides a water barrier rather than a repellant to water, allowing the paper to be waterproof while still being writable and printable. It does not deform under heat. Potential applications of this coating include packaging and labels.  Additionally, a study by a major university supports that our paper coating inhibits the growth of toxic black mold on wallboard.

Electronics -  Our coatings do not contain either water or organic solvents that may damage delicate electronic components. Moreover, these coatings are also UV curable and may be applied and cured without thermal shock to the substrate. We believe this technology offers potential for various electronics applications.

Medical -  We have successfully developed a flexible, urethane based coating used to bond metal and plastic parts for use on a cardiovascular device.

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

Red Spot Paint & Varnish. On May 6, 2005, we granted Red Spot Paint & Varnish an exclusive license to manufacture and sell one of our proprietary products for use on 22 gallon metal propane tanks. The duration of this license is fifteen years, terminating on May 6, 2020. Upon consummation of the license, Red Spot made a one-time payment of $125,000 to us. All of our revenue in 2007 and 2008 was from this one customer. The license also provides for royalty payments at a stated percentage of net sales. To date, we have not received any royalty payments pursuant to this license and we cannot predict when we will, if ever.

Medical Device Company. On February 3, 2001, we granted a medical device company a license to use one of our proprietary products on a cardiovascular application. All terms of this license are subject to a confidentiality agreement. The duration of this agreement is unlimited except upon breach of the agreement by either party. The medical device company paid us a one time licensing fee of $70,000 and thereafter we will not receive future revenues under this agreement.

We are unable to make predictions regarding the timing and size of any future royalty payments. With respect to these licenses, we believe that any royalties depend, in large part, on the licensee’s ability to market, produce and sell products incorporating our proprietary technology. We cannot predict when we will receive any royalty revenue from these licenses, if ever.

Marketing Strategy

Our target markets include the electronics, automotive and trucking, paper and packaging products and original equipment manufacturers. Our business model contemplates both a licensing strategy and direct sales strategy. We intend to license our technology to industry leaders in the electronics, steel, construction, automotive and medical applications markets, through which our product will be sold to end users. We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales. Thus, our key promotional activities may include:

•	Attendance and technical presentations at industry trade shows and conventions;

•	Direct sales, with a force of industry-specific sales people who will identify, call upon and build ongoing relationships with key purchasers and targeted industries;

•	Fostering joint development agreements and other research arrangements with industry leaders and third party consortiums;

•	Print advertising in journals with specialized industry focus;

•	Web advertising, including supportive search engines and Web site registration with appropriate sourcing entities;

•	Public relations, industry-specific venues, as well as general media, to create awareness of us and our products. This will include membership in appropriate trade organizations; and

•	Brand identification through trade names associated with us and our products.

Sales Strategy

To date, we have conducted all of our business development and sales efforts through our senior management team who are active in other roles. We intend to build dedicated sales, marketing, and business development teams to sell our products. Our initial focus will be either the direct sales of our products to end users and/or the formation of joint venture arrangements with established market participants through which our products will be sold. We also intend to engage in strategic licensing activities targeted at key markets.

Our sales cycle is often longer than one year and we do not expect to generate significant sales revenues in the fiscal year 2009. The sales process begins with the identification of potential customers in selected markets. If the customer is interested, the customer will generally send application samples to us for initial analysis and testing. We then coat the application samples using our product. Provided we are able to demonstrate the efficacy of our product on the application sample to the customer, the customer will then perform extended durability tests. In most cases, we are unable to exert any control or influence over the durability test. Upon conclusion of the durability test, we plan to work with the customer while it decides whether to purchase our product.

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

Goals

     Our goals, given sufficient capital, are to:

•	Secure a suitable facility and build an enhanced research laboratory and prototype coatings line;

•	Expand current research initiatives and intellectual property protection;

•	Expand our in-house sales and sales channel business development team;

•	Pursue independent, third party review of our technology through independent testing and evaluation;

•	Secure new sources of revenue.

Competition

The industrial coatings industry is extremely competitive. There are several hundred sources in the United States of conventional paints and coatings for general metal use, including major sources such as Akzo Nobel, PPG, Sherwin-Williams and Valspar, who also offer UV coatings primarily for flooring, graphics, paper and container lithography applications. Direct competition comes from a variety of UV-cure producers such as Allied Photochemical, Rad-Cure (Altana Chemie), Red Spot (Fujikura), R&D Coatings, Northwest (Ashland), DSM Desotech, Prime and other small sources. Although certain of these competitors offer 100% solids products, our product technology is unique as demonstrated by our patents.

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

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad. Our patent and intellectual property activities to date include:

•	six patents covering elements of our technology from the United States Patent and Trademark Office(“USPTO”)

•	another patent (our 7th) granted but not yet issued by the USPTO

•	twenty-two pending patent applications in foreign countries. One patent has been allowed in China.

•	three ICT international patent applications

•	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”.

The USPTO has issued all patents to Sally J.W. Ramsey, our founder and Vice President for New Product Development, which she irrevocably assigned to us.

In addition, we have developed over 200 individual coating formulations. We have taken steps to protect such formulations under trade secret laws.

No assurance can be given that any additional patents relating to our existing technology will be issued from the United States or any foreign patent offices, that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies. With the exception of the patent allowed in China, action with respect to our foreign patents has been limited to translation of the patent applications. There can be no assurance that any further patents will be granted in any other foreign countries.

In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage. Although we have entered into or intend to enter into confidentiality agreements with our employees, consultants, advisors, and other third parties that we are engaged with, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Research and Development

Most of our research and development efforts are related to the application of our coatings to specific substrates and for specific applications. We spent approximately $8,000 on contracted research and development in 2008. We did not incur any outside research and development costs in 2007. Additionally, Sally Ramsey, our Vice President of New Product Development, spent approximately 80% of her work time in research and development activities in both fiscal years 2007 and 2008. The majority of the research being performed is done in conjunction with various industry participants with whom we are in discussions. Such research is primarily application-specific. In addition, we are able, on a limited basis, to perform independent research for the purpose of expanding our technology portfolio.

Manufacturing

We presently have a limited manufacturing capacity. We currently have no contracts in place for the manufacturing of our products.

Employees

As of September 30, 2008, we had six full-time employees.  As of that date, we had employment agreements with four of our employees. As of December 12, 2008, two of our employees had employment agreements with us.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business. The factors listed below represent certain important factors that we believe could cause our business results to differ from these forward looking statements. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

Risks Related to the Company

We are largely an inception stage company and have a history of operating losses

We are largely an inception stage company and had an accumulated deficit of $14,909,206 as of September 30, 2008. We have a limited operating history upon which investors may rely to evaluate our prospects. Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue. We will need to raise additional capital in January 2009 in order to continue to fund our operations. Operating losses have resulted principally from costs incurred in the preparation of our private placement memorandum, preparing our company for the Merger, promotion of our products, and from salaries and general and administrative costs. We have generated nominal revenue to date.

We have entered the emerging business of nanotechnology, which carries significant developmental and commercial risk

We have expended in excess of  $1,000,000 to develop our nanotechnology-enabled products. We expect to continue expending such sums in pursuit of further development of our technology. Such research and development involves a high degree of risk with significant uncertainty as to whether a commercially viable product will result.

We expect to continue to generate operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability

We expect to continue to incur operating losses. Our ability to commence revenue generating operations and achieve profitability will depend on our products functioning as intended, the market acceptance of our liquid nano-technology™ products and our capacity to develop, introduce and bring additional products to market. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We will need additional financing in January, 2009

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, and the results of future research and development and competition. We believe that our past capital raising activities may not be sufficient to fund our working and other capital requirements. We will need to raise additional funds through private or public financings in January 2009. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders. During our last fiscal year, we relied on short term debt financing, most of which carried a 25% interest rate.  As of September 30, 2008, we were in default on approximately $1,012,000 in short term debt, including accrued interest, and raised only $2,010,000 from the issuance of Convertible Preferred Shares to Equity 11 (“Equity 11”).  We do not currently have any commitments for additional financing. There can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations. Our inability to raise adequate funds could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers. The loss of the services of our executive officers could have a material adverse effect on our business and prospects. There can be no assurance that we will be able to retain the services of such individuals in the future. Our research and development efforts are largely dependent upon a single executive. Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel. We will compete with other companies with greater financial and other resources for such personnel. Although we have not to date experienced difficulty in attracting qualified personnel, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed. We do not have employment agreements with our General Counsel or our Chief Executive Officer.

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

Certain markets, such as electronics and specialty packaging, are developing and rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer. Because of these factors, demand and market acceptance for new products are subject to a high level of uncertainty. In mature markets, such as automotive or general industrial, we may encounter resistance by our potential customers in changing to our technology because of the capital investments they have made in their present production or manufacturing facilities. Thus, there can be no assurance that our technology and products will become widely accepted. It is also difficult to predict with any assurance the future growth rate, if any, and size of these markets. If a substantial market fails to develop, develops more slowly than expected, becomes saturated with competitors or if our products do not achieve market acceptance, our business, operating results and financial condition will be materially adversely affected.

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

We expect that our products will have a long sales cycle

One of our target markets is the original equipment manufacturer (OEM) market. OEMs traditionally have substantial capital investments in their plant and equipment, including the coating portion of the production process. In this market, the sale of our coating technology will be subject to budget constraints and resistance to change of long-established production techniques and processes, which could result in a significant reduction or delay in our anticipated revenues. We cannot assure investors that such customers will have the necessary funds to purchase our technology and products even though they may want to do so. Further, even if such customers have the necessary funds, we may experience delays and relatively long sales cycles due to their internal-decision making policies and procedures and reticence to change.

Our target markets are characterized by new products and rapid technological change

The target markets for our products are characterized by rapidly changing technology and frequent new product introductions. Our success will depend on our ability to enhance our planned technologies and products and to introduce new products and technologies to meet changing customer requirements. We intend to devote significant resources toward the development of our Liquid Nanotechnology™ solutions. There can be no assurance that we will successfully complete the development of these technologies and related products in a timely fashion or that our current or future products will satisfy the needs of the coatings market. There can also be no assurance that Liquid Nanotechnology™ products and technologies developed by others will not adversely affect our competitive position or render our products or technologies non-competitive or obsolete.

There is a significant amount of competition in our market

The industrial coatings market is extremely competitive. Competitive factors our products face include ease of use, quality, portability, versatility, reliability, accuracy, cost, switching costs and other factors. Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have. There are direct competitors who have competitive technology and products for many of our products. Further, there can be no assurance that new companies will not enter our markets in the future. Although we believe that our products will be distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, there can be no assurance that we will be able to penetrate any of our anticipated competitors’ portions of the market. Many of our anticipated competitors may have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share. There can be no assurance that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

We have limited marketing capability

We have limited marketing capabilities and resources. In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our technology and products. Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to establish strategic marketing arrangements with OEMs and suppliers. No assurance can be given that we will be able to enter into any such arrangements or if entered into that they will be successful. Our failure to successfully develop our marketing capabilities, both internally and through third-party alliances, would have a material adverse effect on our business, operating results and financial condition. Further, there can be no assurance that, if developed, such marketing capabilities will lead to sales of our technologies and products.

We have limited manufacturing capacity

We have limited manufacturing capacity for our products. In order to fully execute our contemplated direct sales strategy, we will need to either: (i) acquire existing manufacturing capacity; (ii) develop manufacturing capacity

“in-house”; or (iii) identify suitable third parties with whom we can contract for the manufacture of our products. To either acquire existing manufacturing capacity or to develop such capacity, significant capital or outsourcing will be required. There are no assurances that we can raise the necessary capital to acquire existing manufacturing capacity or to develop such capacity. Moreover, we have not identified potential third parties with whom we could contract for the manufacture of our coatings. There can be no guarantee that such arrangements, if consummated, would be suitable to meet our needs.

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

We are uncertain of our ability to protect our technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary Liquid Nanotechnology™, both in the United States and abroad. We have filed for patent protection in the United States and certain other countries to cover a number of aspects of our Liquid Nanotechnology™. The U.S. Patent Office (“USPTO”) has issued six patents to us. We have five applications still pending before the USPTO and twenty-two patent applications pending in other countries, plus three pending ICT international patent applications.

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

There can be no assurance that any of our current or future patents will be enforceable to prevent others from developing and marketing competitive products or methods. If we bring an infringement action relating to any of our patents, it may require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to our operations. Furthermore, there can be no assurance that we will be successful in enforcing our patent rights.

Further, there can be no assurance that patent infringement claims in the United States or in other countries will not be asserted against us by a competitor or others, or if asserted, that we will be successful in defending against such claims. If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, in the event a license is not offered, we might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability. Any redesign efforts undertaken by us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

We are uncertain of our ability to protect our proprietary technology and information

In addition to seeking patent protection, we rely on trade secrets, know-how and continuing technological advancement in special formulations to achieve and thereafter maintain a competitive advantage. Although we have entered into confidentiality and employment agreements with some of our employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risks related to our license arrangements

We have licensing agreements with DuPont and Red Spot Paint & Varnish regarding their use of our technology for specific formulations for designated applications. The DuPont license provides multiple formulas for use on metal parts in the North American automotive market. To date, this license has not generated any ongoing royalty payments.  We also have a licensing agreement with Red Spot that provides formulations for specific tank coatings. Such licenses are renewable provided the parties are in compliance with the agreements. Although these licenses provide for royalties based upon net sales of our UV-cured coating formulations, there can be no assurance that Red Spot or DuPont will aggressively market products with our coatings and thus entitle us to receive royalties at any level.

We have not completed our trademark registrations

We have received approval of “EZ Recoat™”, “Liquid Nanotechnology™”, “Ecology Coatings™” as trademarks in connection with our proposed business and marketing activities. Although we intend to pursue the registration of our marks in the United States and other countries, there can be no assurance that prior registrations and/or uses of one or more of such marks, or a confusingly similar mark, does not exist in one or more of such countries, in which case we might be precluded from registering and/or using such mark in certain countries.

There are economic and general risks relating to business

The success of our activities is subject to risks inherent in business generally, including demand for products and services; general economic conditions; changes in taxes and tax laws; and changes in governmental regulations and policies. For example, difficulties in obtaining credit and financing and the recent slowdown in the U.S. automotive industry have made it more difficult to market our technology to that industry.

Risk Related to our Common Stock

Our stock prices have been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will likely make our price more volatile. This may make it difficult for our investors to sell our common stock for a positive return on investment.

The public market for our common stock has historically been very volatile. During fiscal year 2008, our low and high market prices of our stock were $.51 (August 18, 2008) and $3.65 (January 7, 2008). Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it very difficult for our shareholders to sell our common stock.

Control by key stockholders

As of September 30, 2008, our largest stockholders, Richard D. Stromback, Douglas Stromback, and Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, and Sally J.W.

Ramsey held shares representing approximately 78.3% of the voting power of our outstanding capital stock. In addition, pursuant to the Securities Purchase Agreement we entered into with Equity 11, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights constitute effective voting control in all matters requiring stockholder approval. These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management. These rights may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of our shareholders to sell our common stock in the secondary market in the future.

We have never paid dividends and have no plans to do so in the future

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operations of our business. Our Securities Purchase Agreement with Equity 11, Ltd. prevents the payment of any dividends to our common stockholders without prior approval of Equity 11, Ltd.

The issuance of options and warrants may dilute the ownership interest of our stockholders

As of September 30, 2008, we had granted options to purchase 4,642,210 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). We originally reserved a total of 4,500,000 shares of common stock under our 2007 Plan. On December 2, 2008, the Board of Directors authorized an additional 1,000,000 shares of common stock for the 2007 Plan. Under the Securities Purchases Agreement that we entered into with Equity 11, Equity 11 can purchase up to $5,000,000 in convertible preferred shares at $1,000 per preferred share. The preferred shares are convertible into 10,000,000 shares of our common stock at $.50 per common share. As of September 30, 2008, Equity 11 had purchased $2,010,000 in convertible preferred shares, potentially convertible into 4,020,000 shares of our common stock. If Equity 11 were to purchase the remaining $2,990,000 in convertible preferred stock, these additional shares would be convertible into 5,980,000 shares of our common stock. The same Securities Purchase Agreement awards 500 warrants for each convertible preferred share issued. These warrants entitle Equity 11 to purchase one share of our common stock at $.75 per common share for each warrant. As of September 30, 2008, we had issued warrants to purchase 2,345,000 shares of our common stock.  This figure included 1,005,000 warrants issued to Equity 11.  If Equity 11 purchases the remaining $2,990,000 in Convertible Preferred Shares it is entitled to under the Securities Purchase Agreement, an additional 1,495,000 warrants to purchase shares of our common stock at $.75 per common share will be issued.   Since September 30, 2008, we have issued an additional 100,000 options and an additional 2,000,000 warrants. In addition, holders of our convertible notes had the right to convert the outstanding principal and interest on these notes into 1,024,010 of our shares at September 30, 2008.  To the extent that our outstanding stock options and warrants are exercised, Convertible Preferred Shares are converted to common stock,  and convertible notes are converted into common shares, dilution to the ownership interests of our stockholders will occur.

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

Indemnification of officers and directors

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties. In addition, we maintain Directors and Officers liability insurance.  Our shareholders will have only limited recourse against directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised  that the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act and may, therefore, be unenforceable.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive office consists of approximately 1,600 square feet and is located at 2701 Cambridge Court, Suite 100, Auburn Hills, MI  48326.  The lease commenced on September 1, 2008 and continues through September 30, 2010 at an average rate of $2,997 per month. The lessor, Seven Industries, Inc., is wholly owned by J.B. Smith, a Director of the Company and the managing partner of Equity 11, Ltd.

We also lease approximately 3,600 square feet of laboratory space at 1238 Brittain Road, Akron, Ohio 44310. We use this facility for manufacturing, storing and testing of our product. We are currently leasing this property on a month-to-month basis and the monthly rent is $1,800.

Management believes that our existing facilities are adequate for our current needs and that suitable additional space will be available on reasonable terms if required. Management also believes that our facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTC Bulletin Board under the symbol “ECOC”. The high/low market prices of our common stock were as follows for the periods below, as reported on http://finance.google.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions. Additionally, our Merger with OCIS was consummated on July 27, 2007. Therefore, the quotations below for the first three quarters shown for the fiscal year ended September 30, 2007 reflect quotations prior to the completion of the reverse merger.

	High Bid	Low Bid
Fiscal Year Ended September 30, 2008
1st Quarter	3.15	1.01
2nd Quarter	3.65	1.01
3rd Quarter	2.05	.52
4th Quarter	2.50	.51
Fiscal Year Ended September 30, 2007
1st Quarter	3.50	2.50
2nd Quarter	3.40	3.40
3rd Quarter	5.00	1.90
4th Quarter	5.00	2.35

As of September 30, 2008, we had approximately 72 shareholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  Our Securities Purchase Agreement with Equity 11, Ltd. prevents payment of any dividends to our common stockholders without prior approval of Equity 11, Ltd.  We plan to retain our earnings, if any, to provide funds for the expansion of our business. Our Board of Directors will determine future dividend policy based upon conditions at that time, including our earnings and financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2008.

No. of securities to
be issued
	upon exercise of	Weighted average	No. of securities
	outstanding	exercise price of	remaining available
	options,	outstanding	for future issuance
	warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	4,642,210	$1.83	857,790

Equity compensation plans not approved by stockholders	-0-	$-0-	-0-

Total	4,642,210	1.83	857,790

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year ended September 30, 2008. All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Issuance of warrants in relation to new debt

All issuances of warrants in relation to new debt made from October 1, 2007 through September 30, 2008 were previously included on a Current Report on Form 8-K. Specifically, these issuances were disclosed on Current Reports on Form 8-K on February 12, 2008; March 20, 2008; June 11, 2008; June 24, 2008, and July 17, 2008.

Other issuances of stock and warrants

On August 28, 2008, we entered into a Securities Purchase Agreement with Equity 11 and issued 1,260 shares of 5% Convertible Preferred Shares at a price of $1,000 per share.  Under the Securities Purchase Agreement, Equity 11 may purchase up to $5,000,000 of 5% Convertible Preferred Shares.  In addition, Equity 11 will be issued warrants for each purchase of Convertible Preferred Shares to purchase up to 2,500,000 shares of our common stock at $.75 per share.  As of September 30, 2008, Equity 11 had purchased 2,010 shares of 5% Convertible Preferred Shares and had been issued warrants to purchase 1,005,000 shares.

From October 1, 2007 through September 30, 2008, we issued approximately 1,456,000 options to employees and consultants under our Stock Option and Restricted Stock Plan. The options have varying exercise prices and restriction periods and will expire approximately ten years from the date of issuance.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for statements of historical fact, the information presented herein constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as, Ecology Coatings (the “Company”), by and through its management, “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” “strengthens” or other words of similar import.  Similarly, statements herein that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the Company’s ability to: successfully commercialize its technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can consistently provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capacity; attract and retain talented individuals; continue operations during periods of adverse changes in general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Cautionary Factors that May Affect Future Results” enumerated herein.

Overview

We develop nano-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing. We create proprietary coatings with unique performance attributes by leveraging our platform of integrated nano-material technologies. We collaborate with industry leaders to develop high-value, high-performance coatings for applications in the specialty paper, automotive, general industrial, electronic and medical areas. Our target markets include the electronics, steel, construction, automotive and trucking, paper products and OEMs. We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.

Operating Results

Years Ended September 30, 2008 and 2007

Results From Operations

Revenues for the years ended September 30, 2008 and 2007, were $25,092 and $41,668, respectively. Substantially all of our revenues for the year ended September 30, 2008 and all of our revenues for the year ended September 30, 2007 derived from our licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.

Salaries and Fringe Benefits for the years ended September 30, 2008 and 2007 were $2,006,776 and $1,409,840, respectively. The increase in such expenses for the year ended September 30, 2008 is the result of higher headcount as we had seven employees for most of 2008, five of which were hired at various times throughout 2007 and were therefore not being paid for all of 2007.  As a result, salaries increased by approximately $280,000 in 2008. Additionally, all of the employees were awarded initial or additional option grants in late 2007 or early in 2008. The value of these option grants is amortized over the vesting period associated with the options. The amortized amount in 2008 was approximately $228,000 higher than in 2007. Finally, benefit costs increased by approximately $44,000 over 2007 as a result of the increase in the number of employees and the start of benefit programs for all of the additional employees.

Professional Fees for the years ended September 30, 2008 and 2007 were $2,735,360 and $2,583,927, respectively. An increase our options expense associated with a full year of amortization of option grants made to consultants of approximately $330,000, an increase in investor relations services of approximately $120,000, an increase in lobbying expense of approximately $92,000, and a $35,000 fee for a patent valuation were offset by reductions in legal, accounting, and public relations expenses totaling approximately $425,000. The reduction in legal, accounting, and public relations expenses is a result of our  relatively heavy use of these services in 2007 while we were preparing for a private placement of our stock and a reverse merger.

Other General and Administrative Expenses for the years ended September 30, 2008 and 2007 were $637,668 and $463,199, respectively. The increase in such expenses for the year ended September 30, 2008 is due to increases in liability and medical insurance costs, as well as increases in depreciation and amortization expense.

Operating Losses for the years ended September 30, 2008 and 2007 were ($5,354,712) and ($4,415,298), respectively. The increased loss between the periods is explained by the increases in the expense categories discussed above.

Interest Income for the years ended September 30, 2008 and 2007 was $5,784 and $20,940, respectively. The decrease resulted from a reduction in our average investable cash balances between and 2007 and 2008.

Interest Expense for the years ended September 30, 2008 and 2007 was $1,421,394 and $256,512, respectively. These amounts reflect interest accrued on convertible notes payable to third parties as well as notes payable to related parties. We borrowed $1,300,000 on convertible notes payable in varying increments between February 1, 2008 and July 11, 2008. These notes bear interest at 25% per annum and had warrants attached. The value of the warrants of approximately $1,200,000 was amortized over the life of the notes into interest expense.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the years ended September 30, 2008 and 2007 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss for the years ended September 30, 2008 and 2007 was ($6,770,322) and ($4,650,870), respectively. The increase in the loss results primarily from the increase in Salaries and Fringe Benefits, Professional Fees, General and Administrative Expenses and Interest Expense discussed above.

Basic and Diluted Loss per Share for the years ended September 30, 2008 and 2007 was ($.21) and ($.16), respectively. This change reflects the increased Net Loss discussed above partially offset by the increase in weighted average shares outstanding during the year ended September 30, 2008.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash and cash equivalents as of September 30, 2008 and 2007 totaled $974,276 and $808,163, respectively. The increase includes proceeds from debt of $1,300,000 and proceeds from the sale of convertible preferred stock of $2,010,000. These amounts were largely offset by cash used in operations of approximately $2,336,000, debt payments of approximately $592,000, the purchase of fixed assets for approximately $77,000, and investment in intangible assets (patents and trademarks) of approximately $139,000. We have taken steps to reduce our expected cash outlays for the 2009 fiscal year. These steps include a headcount reduction of one, reduced salaries for four of our employees, and a reduction in the use of certain professional services. The headcount and salary reductions will yield an annualized savings of approximately $715,000.

We are an early stage company and have incurred an accumulated deficit of ($14,909,206). We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense. Since our inception, we have generated very little revenue. Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

We expect to continue using substantial amounts of cash to: (i) develop and protect our intellectual property; (ii) further develop and commercialize our products; (iii) purchase and acquire captive installations with our customers, and; (iv) fund ongoing salaries, professional fees, and general administrative expenses. Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenues

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities. In the near future, as additional capital is needed, we expect to rely primarily on the sale of convertible preferred securities.

As of September 30, 2008 we had convertible notes payable to four separate parties with on which we owed approximately $1,012,000 in principal and accrued interest. These convertible notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by the Company. The notes and the accrued interest were due prior to September 30, 2008 and their holders demanded payment. Since September 30, 2008, we have paid off one of the notes together with accrued interest for a total of approximately $115,000. Additionally, we have made payments of $320,000 against the principal and accrued interest owing to two of the other note holders. We have reached agreement to make combined monthly payments of $110,000 against the remaining principal and interest balance on these notes until such time as they are paid off (March of 2009). We have not yet reached an agreement with the fourth note holder to whom we owed approximately $266,000 in principal and accrued interest as of September 30, 2008. There can be no assurance that we will reach such an agreement with the note holder. Additionally, we have notes owing to shareholders totaling $243,500 plus accrued interest as of September 30, 2008. These notes are due and payable on December 31, 2008. None of the debt is subject to restrictive covenants. All of the debt is unsecured.

We will need to raise additional funds in January 2009. At present, we do not have any binding commitments for additional financing. On August 28, 2008, we entered into a Securities Purchase Agreement with Equity 11, Ltd.

 for potential financing of up to $5,000,000 through the sale of our convertible preferred stock. To date, we have sold $2,010,000 of these securities. The Cash and cash equivalents amount of $974,276 on our balance sheet at September 30, 2008 reflects these transactions. There can be no assurances that any further sales of these securities will take place. If are unable to obtain financing under this arrangement, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock. At this point, we cannot assess the likelihood of achieving these objectives. If we are unable to achieve these objectives, we may be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On September 30, 2008, we had 32,210,684 common shares issued and outstanding. 2,010 in convertible preferred shares were also outstanding at that date. These preferred shares can be converted into 4,020,000 of our common stock. As of that same date, options and warrants to purchase up to 6,987,210 shares of common stock had been granted. Additionally, approximately $1,012,000 in convertible notes and accrued interest were outstanding that could be converted into 1,024,010 shares of common stock.

Capital Commitments

Contractual
Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$1,137,604	$1,137,604	$—	$—	$—

Interest on notes payable	133,332	133,332	—	—	—
Contractual Service Agreements	1,675,139	1,162,389	512,750	—	—
Office Leases	71,933	34,699	37,234
Equipment Leases	21,332	7,890	13,442	—	—

Total Contractual Obligations	$3,039,340	$2,475,914	$563,426	$—	$—

Off-Balance Sheet Arrangements

See Notes to Financial Consolidated Financial Statements in this Form 10-KSB beginning on page F-1. The details of such arrangements are found in Note 5 – Commitments and Contingencies and Note 10 – Subsequent Events.

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

Income Taxes and Deferred Income Taxes.  We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes and for the future use of net operating losses. We have recorded a valuation allowance against our net deferred income tax asset. The valuation allowance reduces deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized.

Property and Equipment.  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

Computer equipment	3-10 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Software	3 years

Repairs and maintenance costs are charged to operations as incurred. Betterments or renewals are capitalized as incurred.

We review long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset with future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Patents.  It is our policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life. For purposes of the preparation of the audited, consolidated financial statements found elsewhere in this Form 10-KSB, we have recorded amortization expense associated with the patents based on an eight year useful life.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, although earlier adoption is permitted. SFAS 159 will become effective for us beginning with fiscal 2009. We are currently evaluating what effects the adoption of SFAS 159 will have on our future results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us). Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have no impact on our financial position or results of operations. Management is in the process of evaluating SFAS 141(R) and determining what effect, if any, it may have on our financial position and results of operations going forward.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will become effective for us beginning in the three months ending March 31, 2009. The adoption of this pronouncement would have had no impact on our results or financial position as of September 30, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on our financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements are included following the signature page to this Form 10-KSB commencing on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting is supported by policies and procedures that:(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of September 30, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of September 30, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the company to provide only Management’s report in this annual report.

Management is aware that we have a lack of segregation of certain duties due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial controls. However, at this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is our intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

Changes in Internal Control over Financial Reporting

Effective July of 2008, we consolidated substantially all of the accounting and bookkeeping duties into the responsibilities of the Controller. This resulted in a deepening of the lack of segregation of certain duties. However, at the time, management decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties were insignificant compared with the cost savings associated with this change. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is our intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth as of September 30, 2008, the name, age, and position of each Executive Officer and Director and the term of office of each Director of the Company and significant employees.

Name	Age	Position
Richard D. Stromback	39	Chairman
J.B. Smith	38	Director
Rocco DelMonaco, Jr.	55	Director
Robert G. Crockett	50	Chief Executive Officer
F. Thomas Krotine	67	President and Chief Operating Officer
David W. Morgan	49	Vice President, Chief Financial Officer and Treasurer
Daniel V. Iannotti	52	Vice President, General Counsel & Secretary
Kevin Stolz	45	Controller and Chief Accounting Officer
Sally J.W. Ramsey	55	Vice President – New Product Development

Mr. Smith is one of the three Directors appointed by Equity 11.  Each other Director of the Company serves for a term of one year and until his successor is duly elected and qualified. Each officer serves at the pleasure of the Board of Directors subject to any applicable employment agreements.

Set forth below is certain biographical information regarding each of the Company’s current executive officers, directors and significant employees as of September 30, 2008.

Richard D. Stromback.  Mr. Stromback has served as the Chairman of the Board of Directors of the Company since March 1, 2004.  From Mach 1, 2004 until October 30, 2006 and from August 15, 2007 until September 15, 2008, Mr. Stromback also served as our Chief Executive Officer.  From 1997 to 2003, Mr. Stromback was the CEO of Web Group, a privately-held IT staffing firm founded by Mr. Stromback in 1997. Mr. Stromback holds a B.A. from Brandon University in Canada.

J.B. Smith.  Mr. Smith currently is the Managing Partner for Equity 11, Ltd. Equity 11’s portfolio companies employ the largest collection of former federal law enforcement agents in the private sector. Smith is also currently serving as Chairman of Isekurity, the nation’s leader in identity theft solutions and holds a bachelor’s degree in Administration of Justice from The Pennsylvania State University. Smith has served as a member of Stealth Investigations LLC since 2003, and has been a partner in Sky Blue Ventures since 2004. Also known as the creator of the “Philanthropic InvestmentSM,” Smith is a partner in WM Reign, Ltd., an investment model solely dedicated to helping finance churches and Christian causes by utilizing Smith’s “Philanthropic InvestmentSM” concept.

Rocco DelMonaco, Jr.  Mr. DelMonaco became a Director on September 15, 2008, and is our only independent Director.  Mr. DelMonaco. has been the Vice President Security for Georgetown University since 2007.  From 2005 to 2007, Mr. DelMonaco was an Assistant Executive Director of ManTech Security and Mission Assurance Corporation.  From 2004 to 2005, Mr. DelMonaco was the Acting Director with the Department of Homeland Security, Incident Management Division.  From 2002 to 2004, Mr. DelMonaco was a Special Agent in Charge- Liaison Division with the Department of Homeland Security, Federal Air Marshall Service.  From 1980 to 2002, Mr. DelMonaco was a Supervisory Special Agent with the United States Secret Service.  Mr. DelMonaco received his BA from the University of Miami and his Masters of Public Administration from Pepperdine University.

Robert G. Crockett.  Mr. Crockett joined us as our Chief Executive Officer on September 15, 2008.  From 2007 to September, 2008, Mr. Crockett served in Advanced Sales Development for JCIM L.L.C., a joint venture between Johnson Controls Inc. and private equity.  In 2007, Mr. Crockett served as President – Exterior Painted Products for Plastech, a privately held plastic component supplier.  From 2004 to 2006 he also served as Vice President of Plastech as part of the executive team acquired from LDM Technologies Inc.  From 1997 through 2004, Mr. Crockett served as Director for LDM Technologies Inc. a privately held automotive exterior and interior supplier.  From 1996 to 1997, he was a Vice President at the Becker Group, a privately held automotive interior supplier.  Mr. Crockett holds a B.S. in Business from Central Michigan University.

F. Thomas Krotine.  Since October 30, 2006, Mr. Krotine has served as the President of the Company and from October 30, 2006 until August 15, 2007, he served as our  Chief Executive Officer. From August 15, 2007 to the present, he has also served as the Chief Operating Officer.  Mr. Krotine is an industry veteran with over 35 years of coatings industry experience. From 2001 to 2006, Mr. Krotine was a Principal of TBD Associates, a technology and business development consulting company.   From 1996 to 2001, he served as Chairman of CV Materials, a privately-held a supplier of porcelain enamel materials and coatings. Prior to his role at CV Materials, from 1992 to 1996 he was the Manager of TK Holdings, a private company which he formed to acquire equity holdings in small-to-medium-sized manufacturing companies. From 1990 to 1992, he served as a Vice President at Valspar, a publicly-held coatings company, where he managed Valspar’s North American powder coating business. From 1980 to 1990, he served as Senior Vice President at Sherwin-Williams Company, a publicly-held paint and coatings concern, where he was responsible for technology management and corporate environmental and health compliance. Mr. Krotine holds a B.A., an M.S. and a Ph.D. in Metallurgy and Materials Science from Case Western Reserve University in Cleveland, Ohio.

David W. Morgan.  On May 21, 2007 Mr. Morgan became  the Chief Financial Officer and Treasurer of the Company. Prior to joining us, Mr. Morgan has 26 years of broad financial and operating experience in the telecommunications and information technology services industries, including 13 years of experience as a Director, Vice President and CFO. From 2006 to 2007, Mr. Morgan had served as the President and Chief Executive Officer of D. W. Morgan & Company LLC, a private investor relations consulting practice in Bloomfield Hills, Michigan. From 2002 to 2006, he was Vice President — Finance & Business Development, Chief Financial Officer and Treasurer of Techteam Global, Inc., a publicly-held provider of information technology and business process outsourcing support services. From 2001 to 2002, Mr. Morgan was the Vice President, Chief Financial Officer, Treasurer and Secretary of Entivity, Inc., a privately-held visualization and control software company. From 1998 to 2001, he was the Vice President, Chief Financial Officer and Treasurer of Clover Technologies, Inc., an international data, video and structured cabling systems integration company and a subsidiary of AT&T. Mr. Morgan holds a B.A. from the University of Michigan, Ann Arbor.

Daniel V. Iannotti.  Mr. Iannotti became our General Counsel and Secretary on August 11, 2008. From 2004 to 2008, Mr. Iannotti served as a Principal of TheGeneralCounsel.com.  From 2003 to 2004, he served as the General Counsel and Secretary of Origen Financial, LLC.  During his career, Mr. Iannotti previously served as general counsel for three publically held companies including Prodigy Communications, Hoover’s, and Origen Financial. He also spent several years as a staff attorney for Ameritech, now AT&T.  Mr. Iannotti holds a BA and MBA from Michigan State University. He received his Juris Doctor degree, cum laude, from the Wayne State University Law School, where he was an editor of the Wayne Law Review. Iannotti is licensed to practice law in Michigan and Illinois.

Kevin Stolz.  Mr. Stolz became our Controller and Chief Accounting Officer on February 1, 2007.   From 1999 until 2007, Mr. Stolz was the principal of Kevin Stolz and Associates, Ltd., a Troy, Michigan-based management consulting firm specializing in providing financial and operations consulting services. From 1985 to 1987, Mr. Stolz worked as an auditor at Coopers & Lybrand, a public accounting firm, and from 1988 to 1992 he worked in commercial lending at JP Morgan/Chase. From 1997 to 1999, he was the Vice President of Manufacturing of Unique Fabricating, Inc. a privately held Detroit automotive supplier; from 1996 to 1997, a Controller at Broner Glove and Safety, Inc. a privately held wholesale distributor, and; from 1992 to 1995 the Director of Operations for Virtual Services, Inc., a privately held computer services firm. Mr. Stolz has an M.B.A. from the University of Notre Dame and a B.B.A. in Accounting from the University of Portland.

       Sally Judith Weine Ramsey.  Ms. Ramsey our founder. From 1990 to the present, Ms. Ramsey served as Vice President of Ecology-CA and from 1990 to November 2006 served as Secretary. From 1990 to November 2003, she served as a director of Ecology-CA. As of July 27, 2007, Ms. Ramsey was elected our Vice President of New Product Development.  Ms. Ramsey is a graduate of the Bronx School of Science and holds a B.S. in Chemistry with honors from Hiram College.

 Directors appointed after September 30, 2008

On October 20, 2008, Joseph Nirta was elected as a Director.  Mr. Nirta was the co-founder of BondExchange LLC and BondDesk Group LLC. The electronic bond trading platform created by Mr. Nirta revolutionized the online bond trading market. Nirta served as Bond Desk Group’s chief information officer and a board member since 1999. He has a Bachelor of Mathematics in Computer Science from the University of Waterloo, Waterloo, Ontario, and is a Certified Oracle DBA.

Committees of the Board of Directors

Audit Committee

Our Audit Committee appoints the Company’s independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations, in conjunction with management and our public auditors; and preparing the report that the Securities and Exchange Commission will require in our annual proxy statement.  On October 18, 2007, the Audit Committee adopted a written charter.

Until July 13, 2008, the Audit Committee was comprised of two Directors, Mr. Campion and Mr. Liebig, each of whom was independent, as defined by the rules and regulations of the Securities and Exchange Commission.  Mr. Campion was the Chairman of the Committee and the Board of Directors determined that Mr. Campion qualified as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, and is independent as noted above.

From July 13, 2008 until July 24, 2008, the Audit Committee was comprised solely of Mr. Liebig. Since July 24, 2008, we have not had an elected Audit Committee.  Since that date, the entire Board has acted on any matter requiring Audit Committee approval.

Compensation Committee

Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission regulations will require in our future Form 10-Ks and proxy statements.  On October 18, 2007 the Board of Directors adopted a written charter.

Until July 13, 2008, our Compensation Committee was comprised of two Directors, Mr. Campion and Mr. Liebig, whom the Board considered to be independent under the rules of the Securities and Exchange Commission. Mr. Liebig was the Chairman of the Committee.  From July 13, 2008 until July 24, 2008, Mr. Liebig was the sole member of the Compensation Committee.  Since that date, our sole independent Board member, Rocco DelMonaco, Jr., has approved all compensation matters involving our executives.

Advisory Board

       On May 1, 2007, we formed an Advisory Board of experts in the industries we serve. The Advisory Board is currently made up of one person, Dr. William F. Coyro, Jr.

Dr. William F. Coyro, Jr . Dr. Coyro serves as chairman of Ecology Coatings’ Business Advisory Board. He is a 1969 graduate of the University of Detroit with a Doctorate degree in Dental Surgery (DDS). He attended the University of Michigan where he earned a B.S. in Chemistry. After graduation, he was a Lieutenant and dentist in the U.S. Navy from 1970 until 1972. After leaving the Navy in 1972, he was a dentist in private practice, an investor, and a financier. Dr. Coyro founded TechTeam Global, Inc., in 1979. Dr. Coyro was the President and CEO of TechTeam Global until 2006, and also served as Chairman of the Board of Directors until 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company’s knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company’s issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2008.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics may be obtained without charge by sending a written request to us at 2701 Cambridge Court, Suite 100, Auburn Hills, MI 48326, Attn: Investor Relations.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended September 30, 2008 and 2007.

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name (a)	(b)	($) (c)	($) (d)	($) (e)	($) (f) (1)	($) (g)	($) (h)	($) (i)		($) (j)

Richard D. Stromback,	2008	$305,789	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$305,789
Chairman & CEO (2)	2007	$348,333	$-0-	$-0-	$15,399	$-0-	$-0-	$-0-		$363,732
Robert G. Crockett, CEO (3)	2008	$8,333	$-0-	$-0-	$254,701	$-0-	$-0-	$1,297	(5)	$263,034
	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
Sally J.W. Ramsey,	2008	$195,833	$-0-	$-0-	$-0-	$-0-	$-0-	$12,564	(5)	$208,397
Vice President - New	2007	$157,146	$6,667	$-0-	$335,442	$-0-	$-0-	$10,081	(5)	$509,336
Product Development (4)
F. Thomas Krotine	2008	$160,000	$-0-	$-0-	$-0-	$-0-	$-0-	$7,342	(5)	$167,342
President and COO, Director	2007	$155,248	$-0-	$-0-	$16,545	$-0-	$-0-	$-10,341	(5)(7)	$182,134
David W. Morgan	2008	$210,000	$-0-	$-0-	$180,367 (6)	$-0-	$-0-	$27,687	(5)(7)	$418,054
Vice President, CFO and Treasurer	2007	$60,000	$-0-	$-0-	$469,786	$-0-	$-0-	$6,189	(5)(7)	$535,975

(1)	See Note 7 in the Consolidated Financial Statements included in the Form 10-KSB for a discussion of the assumptions underlying the value of the compensation disclosed in this column.

(2)	Mr. Stromback resigned as CEO of the Company on September 15, 2008. Effective October 1, 2008, he was engaged by the Company as a consultant through an entity named RJS Consulting, LLC.

(3)
Mr. Crockett began employment with the Company as CEO on September 17, 2008. His annual salary is $200,000. He was awarded 330,000  options on that date, the value of which is disclosed in Option Awards in this table.

(4)
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

(5)	These amounts reflect health insurance for all persons shown.

(6)	The pricing on Mr. Morgan’s 2007 option grant was reset from $2 per share to $1.05 per share on September 17, 2008. This represents the value of the reset option.

(7)	Reflects automobile allowances paid to Messrs. Morgan and Krotine.

Compensation Policy. The Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth. We must, therefore, create incentives for these executives to achieve both company and individual performance objectives through the use of performance-based compensation programs.

No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components

With the Company still in its inception stage, the main elements of our compensation package consist of base salary, stock options, and bonus.

Base Salary . The base salary for each executive officer is reviewed and compared to the prior year, with considerations given for increase. Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.  No increases were given to executives from 2007 to 2008.

Stock Options.  Stock option awards are determined by the Board of Directors based on several factors, some of which include responsibilities incumbent with the role of each executive to the Company, tenure with the Company, as well as Company performance, such as shipment of product at certain thresholds. The vesting period of said options is also tied, in some instances, to Company performance directly related to certain executive’s responsibilities with the Company.

        Bonuses.  To date, bonuses have been granted on a limited basis, with these bonuses related to meeting certain performance criteria that are directly related to areas within the executive’s responsibilities with the Company, such as production of product and sales of product to customers. As the Company continues to evolve, more defined bonus programs are expected to be created to attract and retain our employees at all levels. No bonuses were granted in 2008.

Other.  At this time, the Company has no profit sharing plan in place for employees. However, this is another area of consideration to add such a plan to provide yet another level of compensation to our compensation plan. The Company reimburses all or a portion of health insurance costs for its employees.

Mr. Stromback earned a base salary of $305,789 during 2008. He received no other compensation for 2008. He was employed under an employment agreement effective January 1, 2008. He resigned his position as CEO on September 15, 2008. Effective October 1, 2008, Mr. Stromback signed a consulting contract with the Company that expires on September 11, 2011. The contract calls for monthly payments of $16,000, a monthly office expense reimbursement of $1,000, and payment for Mr. Stromback’s attendance at certain events. During 2007, Mr. Stromback earned a base salary of $348,333. These earnings, coupled with $15,399 in stock options awarded to him as a director, brought his total compensation to $363,732. The options grant him the right to purchase 10,000 shares of the Company’s common stock at $2 per share. They vested on April 1, 2008, and expire on February 1, 2017.

Mr. Crockett was named the Company’s CEO on September 15, 2008. He receives a base salary of $200,000 and health care benefits. Additionally, he was awarded 330,000 options to purchase shares of the Company’s common stock at $1.05 per share. The options vest in 110,000 option increments over a thirty month period, with the first tranche becoming exercisable on March 15, 2010, the middle tranche becoming exercisable on September 15, 2010, and the final tranche becoming exercisable on March 15, 2011. The options expire on September 11, 2018. He earned $8,333 in base salary in 2008 and the aforementioned options were valued at $254,701. Additionally, the Company paid $1,297 in medical insurance premiums on his behalf, bringing his total 2008 compensation to $263,034.

Ms. Ramsey earned a base salary of $195,833. Additionally, the Company paid health insurance premiums of $12,564 on her behalf. Her total compensation for 2008 was $208,397. She is employed under an agreement dated January 1, 2007. The employment agreement is for a term of five years from January 1, 2007 through January 1, 2012. Her salary for the first year is $180,000, then $200,000 for years two through four, and finally $220,000 for year five. Ms. Ramsey earned a base salary of $157,146 during 2007 along with a bonus of $6,667 for performance criteria she met during the year. These earnings, coupled with the $335,442 of stock options and $10,081 in company-paid health insurance premiums, brought her total compensation to $509,336 for 2007. On January 1, 2007, Ms. Ramsey was granted options to purchase 450,000 shares of the Company’s common stock at $2 per share. The options vest in tranches of 150,000 each on January 1st of 2010, 2011, and 2012 and expire on January 1, 2017.

Mr. Krotine earned a base salary of $160,000 during 2008. In addition, the Company paid $7,342 in medical insurance premiums on his behalf, bringing his total compensation for 2008 to $167,342. He earned a base salary of $155,248 during 2007. These earnings, coupled with the $16,545 of stock options and $5,277 in company-paid health insurance premiums and $5,064 an auto allowance, brought his total compensation to $182,134 for 2007. On November 1, 2006, he was awarded options to purchase 321,217 shares of the Company’s common stock at $2 per share. 80,237 of these options vested on November 1, 2007 and the remaining 240,980 vested on November 1, 2008. These options expire on November 1, 2016. He was also awarded 10,000 options on February 1, 2007 for service as a director. These options have an exercise price of $2 per share, vested on April 1, 2008, and expire on February 1, 2017. He was employed under an employment agreement that expired on November 1, 2008.

Mr. Morgan earned a base salary of $210,000 during 2008, was paid a car allowance of $6,088, and received company-paid medical benefits of $21,599. The foregoing was in accordance with a two year employment agreement by and between the Company and Mr. Morgan signed on May 21, 2007. Additionally, on September 15, 2008, the price on 300,000 options to purchase shares of the Company’s common stock at $2 per share was reset to $1.05 per share. The value of this action was $180,637, bringing his total compensation for 2008 to $418,054. The stock options were originally awarded on May 21, 2007. 75,000 of the options became exercisable on May 21, 2008 and the remaining 225,000 will become exercisable on May 21, 2009. All of the options expire on May 21, 2017. Mr. Morgan earned a base salary of $60,00 during 2007. These earnings, coupled with the $469,786 of stock options, $2,164 for an automobile allowance and $4,025 for health insurance, brought his total compensation to $535,975 for 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
			Equity			Number		Plan	Plan
			Incentive			of	Market	Awards:	Awards:
			Plan			Shares	Value of	Number of	Market or
	Number of	Number of	Awards:			or Units	Shares or	Unearned	Payout Value
	Securities	Securities	Number of			of	Units of	Shares,	of Unearned
	Underlying	Underlying	Securities			Stock	Stock	Units or	Shares, Units
	Unexercised	Unexercised	Underlying			That	That	Other	or Other
	Options	Options	Unexercised	Option	Option	Have	Have	Rights That	Rights That
	(#)	(#)	Unearned	Exercise	Expiration	Not	Not	Have Not	Have Not
	Exercisable	Unexercisable	Options (#)	Price	Date	Vested	Vested	Vested	Vested
Name (a)	(b)	(c)	(d)	($) (e)	(f)	(#) (g)	($) (h)	(#) (i)	($) (j)
Richard D. Stromback	10,000	0		2.00	3/01/2017

Sally J.W. Ramsey	0	450,000		2.00	1/01/2017

F. Thomas Krotine	80,237	240,980		2.00	11/01/2016
	10,000	0		2.00	3/01/2017

David W. Morgan	75,000	225,000		1.05	5/21/2017

Robert G. Crockett	0	330,000		1.05	9/15/2017

J.B. Smith	0	100,000		1.05	9/17/2018

Rocco DelMonaco	0	100,000		1.05	9/17/2018

Mr. Stromback was granted 10,000 options under the 2007 Stock Option Plan for serving as a director. All options are priced at $2.00 per share and expire in ten (10) years. None of the options vested at time of issuance and all 10,000 options vested on April 1, 2008.

Ms. Ramsey was granted 450,000 options under the 2007 Stock Option Plan. All options are priced at $2.00 per share and expire in ten (10) years. None of the options vested at the time of issuance. On January 1, 2010, 150,000 options will vest, 150,000 options will vest on January 1, 2011, and 150,000 options will vest on January 1, 2012.

Mr. Krotine was granted 331,217 options under the 2007 Stock Option Plan. All options are priced at $2.00 per share and expire in ten (10) years. None of the options vested at the time of issuance. On November 1, 2007, 80,237 options vested and 240,980 options will vest on November 1, 2008. Mr. Krotine received 10,000 options as part of the 2007 Stock Option Plan for service as a director, which vested on April 1, 2008. These options have an exercise price of $2.00 per share and expire ten (10) years from the date of issuance.

Mr. Morgan was granted 300,000 options under the 2007 Stock Option Plan. All options were priced at $2.00 per share at date of grant and expire in ten (10) years. The pricing on the options was reset to $1.05 per share on September 15, 2008. None of the options vested at time of issuance, 75,000 options became exercisable on May 21, 2008, and 225,000 options will vest on May 21, 2009.

Mr. Crockett was awarded 330,000 options to purchase shares of the Company’s common stock at $1.05 per share. None of the options were exercisable at issuance. The options vest in 110,000 option increments over a thirty month period, with the first tranche becoming exercisable on March 15, 2010, the middle tranche becoming exercisable on September 15, 2010, and the tranche becoming exercisable on March 15, 2011. The options expire on September 17, 2018.

Mr. Smith was awarded 100,000 options to purchase shares of the Company’s common stock at $1.05 per share. None of the options were exercisable at issuance. The options vest on September 15, 2009 and expire on September 15, 2018.  These options are personal to Mr. Smith and do not include convertible preferred shares and warrants issued to Equity 11.  Mr. Smith is the managing partner of Equity 11.

Mr. DelMonaco was awarded 100,000 options to purchase shares of the Company’s common stock at $1.05 per share. None of the options were exercisable at issuance. The options vest on September 15, 2009 and expire on September 15, 2018.

At the end of 2008, all of the 4,500,000 options available under the 2007 Plan had been granted. On December 2, 2008, the Board of Directors authorized the addition of another 1,000,000 shares to the 2007 Plan. The table above indicates options granted under the Plan to certain executives in fiscal 2007. The balance of the options under the 2007 Plan was granted to consultants, other employees of the Company, and past and current directors.  In 2008, 1,456,000 options were granted under the 2007 Plan.

Stock Option Plans

Our Board of Directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”) on May 9, 2007 and the shareholders approved the Plan on June 4, 2007. The 2007 Plan authorized us to issue up to 4,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. On December 2, 2008, the Board of Directors authorized the addition of another 1,000,000 shares to the 2007 Plan. We issued 590,000 options under the Plan to our directors, officers and employees, all of which are subject to vesting provisions. The balance of the options issued under the plan during the fiscal year ended September 30, 2008 was issued to consultants.

The Plan authorizes us to grant (i) to key employees incentive stock options and non-qualified stock options and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock. Our Compensation Committee will administer the Plans by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

The Plan allows for the grant of incentive stock options, non-qualified stock options and restricted stock awards. Incentive stock options granted under the Plan must have an exercise price at least equal to one hundred percent (100%) of the fair market value of the common stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than ten percent (10%) of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to one hundred ten percent (110%) of the fair market value of the common stock on the date of grant. Non-statutory stock options may have exercise prices as determined by our Compensation Committee. To date, no incentive stock options have been granted under the Plan.

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

Compensation of Directors

J.B. Smith and Rocco DelMonaco were appointed to the Company’s Board of Directors on September 17, 2008. Each received options to purchase 100,000 shares of the Company’s common stock for $1.05 per share. The options become exercisable on September 17, 2009 and expire on September 17, 2018.

During 2008, three officers, Mr. Stromback, CEO, Mr. Krotine, COO, and Mr. Morgan, CFO, served on the Board of Directors. They did not receive any compensation for this service. Mr. Krotine and Mr. Morgan resigned as directors on September 15, 2008.

In 2008, neither Mr. Liebig nor Mr. Campion received any compensation as directors. Mr. Campion resigned on July 13, 2008. Mr. Liebig resigned on July 24, 2008. In 2007, the Mr. Liebig, a non-employee director, was granted 25,000 options for agreeing to serve on the Board of Directors in 2007, including on the Audit and Compensation Committees, and 75,000 options for agreeing to serve on the Board of Directors prior to the Company purchasing director and officer liability insurance. Mr. Campion was paid $20,000 in cash and was granted 100,000 options for agreeing to serve as a member of the board in 2007. The non-employee directors are reimbursed for their out-of-pocket costs in attending the meetings of the Board of Directors.

Director Compensation

						Change in
						Pension Value
						and
	Fees					Nonqualified
	Earned				Non-Equity	Deferred
	Or Paid	Stock	Option		Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name (a)	($)(b)	($)(c)	($)(d)		($)(e)	($)(f)	($)(g)	($)(h)
Richard D. Stromback	$-0-	$-0-	$-0-	(1)	$-0-	$-0-	$-0-	$-0-
J.B. Smith	$-0-	$-0-	$76,971	(2)	$-0-	$-0-	$-0-	$76,971
Rocco DelMonaco	$-0-	$-0-	$76,971	(3)	$-0-	$-0-	$-0-	$76,971
David Morgan	$-0-	$-0-	$-0-	(4)	$-0-	$-0-	$-0-	$-0-
F. Thomas Krotine	$-0-	$-0-	$-0-	(5)	$-0-	$-0-	$-0-	$-0-
Robert W. Liebig	$-0-	$-0-	$-0-	(6)	$-0-	$-0-	$-0-	$-0-
Donald Campion	$-0-	$-0-	$-0-	(7)	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Stromback had 10,000 outstanding option awards at fiscal year end 2008.

(2)	Mr. Smith had 100,000 outstanding option awards at fiscal year end 2008.

(3)	Mr. DelMonaco had 100,000 outstanding option awards at fiscal year end 2008.

(4)	Mr. Morgan had 300,000 outstanding option awards at fiscal year end 2008.

(5)	Mr. Krotine had 10,000 outstanding option awards at fiscal year end 2008.

(6)	Mr. Liebig had 100,000 outstanding option awards at fiscal year end 2008. He resigned on July 24, 2008.

(7)	Mr. Campion had 100,000 outstanding option awards at fiscal year end 2008. He resigned on July 13, 2008.

Mr. Stromback did not receive any compensation in 2008 for serving as Chairman.

Mr. Smith, a non-employee director, received 100,000 options in 2008 for serving as a director. All of his compensation is disclosed in the Director Compensation Table.

Mr. DelMonaco, a non-employee director, received 100,000 options in 2008 for serving as a director. All of his compensation is disclosed in the Director Compensation Table.

Mr. Krotine did not receive any compensation in 2008 for serving on the Board of Directors.

Mr. Morgan resigned as a director on September 15, 2008. He did not receive any compensation in 2008 for serving on the Board of Directors.

Mr. Liebig, a non-employee director, did not receive any compensation in 2008 for serving as a director. He resigned on July 24, 2008.

Mr. Campion, a non-employee director, did not receive any compensation in 2008 for serving as a director.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Effective November 1, 2006, we entered into an employment agreement with F. Thomas Krotine, under which he serves as the President and Chief Executive Officer of the Company. Under the terms of the agreement, he also serves as a member of the Board of Directors. If Mr. Krotine’s employment under his agreement is terminated for any reason, he must resign as a member of the Board of Directors. The term of Mr. Krotine’s agreement was two years. In each capacity, Mr. Krotine reports to the Chairman of the Board of Directors.  This Agreement lapsed on October 31, 2008.

Pursuant to an agreement effective May 21, 2007, David W. Morgan serves as the Vice President, Chief Financial Officer, and Treasurer of the Company. On December 3, 2008, the Company terminated the employment agreement with David Morgan, its Chief Financial Officer. Mr. Morgan continues to be employed by the Company in the capacity of Chief Financial Officer as an at-will employee.  He reports to the Chief Executive Officer.

Kevin Stolz serves as Controller and Chief Accounting Officer under an agreement with the Company effective February 1, 2007. The agreement was executed on February 1, 2008 and expires on January 31, 2010. He reports to the Chief Executive Officer.

Sally J.W. Ramsey serves as the Director of Research and Development and New Product Development. Her employment agreement is for a term of five years from January 1, 2007 through January 1, 2012. Her salary for the first year is $180,000, then $200,000 for years two through four, and finally $220,000 for year five.  She reports to the Chief Executive Officer.

Mr. Stolz’s and Ms. Ramsey’s agreements are renewable for one year at the Company’s option unless either party gives written notice to the other party that it does not wish to extend the agreement. The agreements may be terminated prior to the end of the term by the Company for cause, good reason, or upon thirty days written notice given to the other party. If the executive’s employment is terminated without cause or for “good reason,” as defined in their employment agreements, the executive is entitled to the amount of salary that would have been paid over the balance of the term of the agreement and will receive it over such period. Further, upon a change in control other than with Equity 11, the Company must pay the executive’s annual salary that would be payable for a twenty-four month period and any declared and accrued, but as of then unpaid, bonus or stock options grant, shall be deemed to be vested.

On August 27, 2008, the terms of the employment agreements of Messrs. Stromback, Krotine, Morgan, Stolz were amended so the Equity 11 transaction was not a “change in control” under the terms of those employment agreements.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 21, 2008, certain information regarding the beneficial ownership of the Company’s common stock by: (i) each person known by the company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, (ii) each Director and Executive Officer of the Company, and (iii) all Directors and the Executive Officers as a group.

	Amount of
	Common
	Stock and
	Warrants and	Percent of
	Nature of	Class of
	Beneficial	Common
Name and Address of Beneficial Owner Group (1)(2)	Ownership	Stock
Richard D. Stromback (3)	14,644,000	50.27

F. Thomas Krotine (4)	341,217	1.06

J. B. Smith and Equity 11, Ltd.	1,500,000	4.65

Rocco DelMonaco	-0-	0.00

Joseph Nirta	-0-	0.00

Sally J.W. Ramsey	3,000,000	9.31

All officers and directors as a group (seven persons)	19,485,237	60.42

Deanna Stromback (5)	3,000,000	9.31

Douglas Stromback (5)	3,000,000	9.31

(1)	The address of these persons is c/o Ecology Coatings, Inc., 2701 Cambridge Court, Suite 100, Auburn Hills, MI 48326.

(2)	The foregoing beneficial owners hold investment and voting power in their shares.

(3)
Richard D. Stromback’s total shares include 62,500 shares owned beneficially and of record by his wife, Jill Stromback.  Additionally, his total shares include vested options to purchase 10,000 shares of our common stock.

(4)	Includes options to purchase 331,217 shares of common stock exercisable within 60 days.

(5)	Deanna Stromback and Douglas Stromback are the sister and brother, respectively, of Richard D. Stromback.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 12, 2008, one of our outside law firms, Butzel Long PC entered into an Investigation Services Agreement with Stealth Investigations, LLC for investigative services on behalf of the Company associated with the departure of the Company’s prior general counsel, Adam Tracy.  Stealth Investigations, LLC is owned by J.B. Smith, the managing partner of Equity 11 and one of the Company’s Directors. At September 30, 2008, we owed $6,711 to Butzel Long for these services. This amount is included in the accounts payable balance shown on the consolidated balance sheets included in this Form 10-KSB.

On September 17, 2008, we entered into a Consulting Agreement with RJS Consulting LLC (“RJS”). RJS is wholly owned by our Chairman, Richard D. Stromback. Under the Agreement, RJS will provide directorship services and services relating to generating new revenue. RJS will be paid $16,000/month. In addition, RJS will be paid based on new revenue generated from RJS’s efforts — 15% of collected new gross licensing and royalty revenue and 3% of new collected gross revenue from product sales. The Company will also reimburse RJS for various event, legal, office and IT costs.  We paid $2,700 under this agreement in fiscal year 2008.

On September 17, 2008, we entered into a Consulting Agreement with DAS Ventures LLC (“DAS”). DAS is wholly owned by the brother of our Chairman (Richard D. Stromback), Douglas Stromback, who is also a shareholder. Under the Agreement, DAS will provide services relating to generating new revenue. DAS will be paid based on new revenue generated from DAS’s efforts — 15% of collected gross licensing and royalty revenue and 3% of collected gross revenue from product sales.

On September 17, 2008, we entered into a Consulting Agreement with Sales Attack LC (“Sales Attack”). Sales Attack is wholly owned by J.B. Smith, a member of our Board of Directors and owner of Equity 11, Ltd., the holder of our 5% convertible preferred shares. Under the Agreement, Sales Attack will provide services relating to generating new revenue. Sales Attack will be paid $20,000 per month plus a percentage of new revenue generated from Sales Attack’s efforts - 15% of collected gross licensing and royalty revenue and 3% of collected gross revenue from product sales.

On September 30, 2008, the Company entered into a lease for office space for its headquarters in Auburn Hills, MI with Seven Industries, Ltd..  The lease specifies average monthly rent of $2,997.  Seven Industries, Ltd. is wholly owned by J.B. Smith.  Mr. Smith is the managing partner of Equity 11.  The Company has entered into a Securities Purchase Agreement with Equity 11and Equity 11 has the right to designate three of the five members of the Company’s Directors.

Mr. DelMonaco is our only independent Director.  Both our Audit Committee and Compensation Committee Charters set forth the following to determine whether a Director is independent:  (1) the independence requirements of the NASDAQ Stock Market,  (2)  a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and (3) be an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

From November of 2003 through September 30, 2006, Richard D. Stromback incurred expenses on behalf of the Company for which he was not reimbursed. The balance at September 30, 2008 was $49,190. The highest aggregate amount owed to him during the fiscal year ended September 30, 2008 was $49,190. The Company made no payments on this balance during the fiscal year ended September 30, 2008.

On December 15, 2003, the Company entered into a promissory note with Deanna Stromback, the sister of Richard D. Stromback and a former director of the Company, under which it borrowed a total of $173,030. The note bears interest at the rate of 4% per annum and is due and payable on December 31, 2008. She converted $27,500 of the principal amount of the note into 3,000,000 shares of common stock on March 1, 2005. At September 30, 2008, the outstanding principal balance of this note was $110,500 plus accrued interest of $8,407. No payments of principal and/or interest were made on this note during the fiscal year ended September 30, 2008. During the fiscal year ended September 30, 2008, the highest principal amount owed on this note was $110,500.

On August 10, 2004, the Company entered into a promissory note with Douglas Stromback, the brother of Richard D. Stromback and Deanna Stromback and a former director of the Company, under which it borrowed a total of $200,000. He converted $27,500 of the principal amount into 3,000,000 shares of common stock on March 1, 2005. The note bears interest at the rate of 4% per annum and is due and payable on December 31, 2008. At September 30, 2008 the outstanding principal balance of this note was $133,000 plus accrued interest of $10,125. No payments of principal and/or interest were made on this note during the fiscal year ended September 30, 2008. During the fiscal year ended September 30, 2008, the highest principal amount owed on this note was $133,000.

ITEM 13. EXHIBITS
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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation (2)

3.3	By-laws of OCIS Corp. (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008 (6)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008 (7)

4.1	Specimen Stock Certificate of OCIS (1)

4.2	Form of Common Stock Certificate of the Company (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Lock-Up Agreement by and between Ecology Coatings, Inc., a California corporation, and the principal shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.6	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and F. Thomas Krotine dated October 30, 2006 (2)

10.8	Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated November 1, 2006. (2)

10.9	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.10	Employment Agreement between Ecology Coatings, Inc., a California corporation and David W. Morgan dated May 21, 2007. (2)

10.11	Employment Agreement between Ecology Coatings, Inc., a California corporation and Timothy J. Tanner dated June 1, 2007. (2)

10.12	First Amendment to the Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated July 1, 2007. (2)

10.13	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.14	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.15	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.16	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.17	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310 (2)

10.18	2007 Stock Option and Restricted Stock Plan. (2)

10.19	Form of Stock Option Agreement. (2)

10.20	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.21	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.22	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.23	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.24	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.25	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.26	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation , and Trimax, LLC, a Michigan limited liability company dated June 26, 2007. (2)

10.27	Series I Promissory Note made in favor of Hayden Capital USA, LLC dated February 5, 2008. (8)

10.28	Series II Promissory Note made in favor of Hayden Capital USA, LLC dated February 5, 2008. (8)

10.29	Series III Promissory Note made in favor of Hayden Capital USA, LLC dated February 5, 2008. (8)

10.30	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (8)

10.31	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (8)

10.32	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (8)

10.33	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (8)

10.34	Employment Agreement with Kevin Stolz dated February 1, 2008. (9)

10.35	Promissory Note made in favor of Hayden Capital USA, LLC dated May 20, 2008. (10)

10.36	Extension of Series I, II and III Promissory Notes in favor of Hayden Capital USA, LLC dated June 9, 2008. (11)

10.37	Promissory Note made in favor of George Resta dated March 1, 2008. (12)

10.38	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (12)

10.39	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (13)

10.40	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (14)

10.41	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (15)

10.42	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (15)

10.43	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (15)

10.44	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (15)

10.45	Equity 11, Ltd. commitment letter dated August 25, 2008. (6)

10.46	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (6)

10.47	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (6)

10.48	Second Amendment to Employment Agreement of David W. Morgan dated August 27, 2008. (6)

10.49	Second Amendment to Employment Agreement of F. Thomas Krotine dated August 27, 2008. (6)

10.50	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (6)

10.51	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (16)

10.52	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (16)

10.53	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (16)

10.54	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (17)

10.55	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (18)

14.1	Charter of Audit Committee (19)

14.2	Charter of Compensation Commmittee (19)

21.1	List of subsidiaries (2)

24.1	Power of Attorney (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           Filed herewith.

(1) Incorporated by reference from OCIS’ registration statement on Form SB-2 filed with the Commission, SEC file no. 333-91436.

(2) Incorporated by reference from our Form 8-K filed with the Commission on July 30, 2007, SEC file no. 333-91436.

(3) Incorporated by reference from our Form 8-K/A filed with the Commission on August 9, 2007, SEC file no. 333-91436.

(4) Incorporated by reference from our Form 8-K/A filed with the Commission on August 15, 2007, SEC file no. 333-91436.

(5) Incorporated by reference from our Form 8-K/A filed with the Commission on September 17, 2007, SEC file no. 333-91436.

(6) Incorporated by reference from our Form 8-K filed with the Commission on August 29, 2008, SEC file no. 333-91436.

(7) Incorporated by reference from our Form 8-K filed with the Commission on September 30, 2008, SEC file no. 333-91436.

(8) Incorporated by reference from our Form 8-K filed with the Commission on February 12, 2008, SEC file no. 333-91436.

(9) Incorporated by reference from our Form 8-K filed with the Commission on February 22, 2008, SEC file no. 333-91436.

(10) Incorporated by reference from our Form 8-K filed with the Commission on May 22, 2008, SEC file no. 333-91436.

(11) Incorporated by reference from our Form 8-K filed with the Commission on June 11, 2008, SEC file no. 333-91436.

(12) Incorporated by reference from our Form 8-K filed with the Commission on March 20, 2008, SEC file no. 333-91436.

(13) Incorporated by reference from our Form 8-K filed with the Commission on April 3, 2008, SEC file no. 333-91436.

(14) Incorporated by reference from our Form 8-K filed with the Commission on June 24, 2008, SEC file no. 333-91436.

(15) Incorporated by reference from our Form 8-K filed with the Commission on July 17, 2008, SEC file no. 333-91436.

(16) Incorporated by reference from our Form 8-K filed with the Commission on September 19, 2008, SEC file no. 333-91436.

(17) Incorporated by reference from our Form 8-K filed with the Commission on October 28, 2008, SEC file no. 333-91436.

(18) Incorporated by reference from our Form 8-K filed with the Commission on November 13, 2008, SEC file no. 333-91436.

(19) Incorporated by reference from our Form 10-KSB filed with the Commission on December 21, 2008, SEC file no. 333-91436.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that UHY LLP, our current independent auditor, and Semple, Marchal & Cooper, L.L.P., our auditor for fiscal year 2006 and the first three quarters of fiscal year 2007, billed to us for each of the last two fiscal years for audit and other services:

	For the Year Ended September 30,
	2008	2007
Audit Fees	$37,500	$79,490	*
Audit Related Fees	22,500	43,192
Tax Fees	11,771	-0-
All Other Fees	-0-	-0-
Total Fees	$71,771	$122,682

Note:  The Company engaged UHY LLP as its independent auditor on August 30, 2007. This engagement was disclosed in Form 8-K on that date. The agreed upon audit and audit related fees for the fiscal year ending September 30, 2007 totaled approximately $40,000.

Audit Fees:  Consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of the Company’s annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

*Represents fees paid for audits performed for years ended September 30, 2006 and 2005.

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

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants’ independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.  During fiscal year 2008, we engaged our Auditor to provide tax services in addition to audit services but the engagement was not pre-approved by the Audit Committee, Board or our independent Director. These tax services represent $11,771, or 16.4% of the total for audit related fees, tax fees and all other fees paid during 2008.

The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through September 30, 2008 UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services.  UHY has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of December, 2008.

ECOLOGY COATINGS, INC., a Nevada corporation
By:	/s/ David W. Morgan

Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

     Each person whose signature appears below authorizes Robert G. Crockett to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard D. Stromback Richard D. Stromback	Chairman	December 19, 2008

/s/ Robert G. Crockett Robert G. Crockett	Chief Executive Officer (Principal Executive Officer)	December 19, 2008

/s/David W. Morgan	Chief Financial Officer (Principal Financial Officer)	December 19, 2008
David W. Morgan

/s/ J.B. Smith J.B. Smith	Director	December 19, 2008

/s/ Rocco DelMonaco Rocco DelMonaco	Director	December 19, 2008

/s/ Joseph Nirta	Director	December 19, 2008
Joseph Nirta

/s/ Daniel V. Iannotti Daniel V. Iannotti	Vice President, Secretary and General Counsel	December 19, 2008

/s/ Kevin P. Stolz Kevin P. Stolz	Controller and Chief Accounting Officer (Principal Accounting Officer)	December 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ecology Coatings, Inc.

We have audited the accompanying consolidated balance sheets of Ecology Coatings, Inc. and Subsidiary (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. and Subsidiary as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP
Southfield, Michigan
December 19, 2008

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	September 30, 2008	September 30, 2007

Current Assets
Cash and cash equivalents	$974,276	$808,163
Miscellaneous receivable	-	1,118
Prepaid expenses	25,206	70,888

Total Current Assets	999,482	880,169

Property and Equipment
Computer equipment	22,933	11,285
Furniture and fixtures	18,833	1,565
Test equipment	7,313	7,313
Signs	213	213
Software	1,332	1,332
Video	48,177	-
Total fixed assets	98,801	21,708
Less: Accumulated depreciation	(22,634)	(3,794)

Property and Equipment, net	76,167	17,914

Other
Patents-net	421,214	302,575
Trademarks-net	5,029	3,465

Total Other Assets	426,243	306,040

Total Assets	$1,501,892	$1,204,123

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	September 30, 2008	September 30, 2007

Current Liabilities
Accounts payable	$1,359,328	$429,790
Credit card payable	92,305	14,772
Deferred revenue	-	24,884
Accrued liabilities	12,033	-
Payroll taxes payable	-	1,459
Accrued wages	-	12,500
Franchise tax payable	800	800
Interest payable	133,332	15,851
Convertible notes payable	894,104	170,280
Notes payable - related party	243,500	243,500
Preferred dividends payable	6,300	-
Total Current Liabilities	2,741,702	913,836

Total Liabilities	2,741,702	913,836

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred Stock - 10,000,000 $.001 par value shares
authorized; 2,010 and 0 shares issued and outstanding
as of September 30, 2008 and September 30, 2007, respectively	2	-
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,210,684 and 32,150,684
outstanding as of September 30, 2008 and
September 30, 2007, respectively	32,234	32,174
Additional paid in capital	13,637,160	6,165,282
Accumulated Deficit	(14,909,206)	(5,907,169)

Total Stockholders' Equity (Deficit)	(1,239,810)	290,287

Total Liabilities and Stockholders'
Equity (Deficit)	$1,501,892	$1,204,123

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2008	September 30, 2007

Revenues	$25,092	$41,668

Salaries and fringe benefits	2,006,776	1,409,840
Professional fees	2,735,360	2,583,927
Other general and administrative costs	637,668	463,199

Operating Loss	(5,354,712)	(4,415,298)

Other Income (Expenses)
Interest income	5,784	20,940
Interest expense	(1,421,394)	(256,512)
Total Other (Expenses), net	(1,415,610)	(235,572)

Net Loss	$(6,770,322)	$(4,650,870)

Basic and diluted net loss per share	$(0.21)	$(0.16)

Basic and diluted weighted average of
common shares outstanding	32,189,864	29,178,144

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statement of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2008 and 2007
					Additional		Total
					Paid In	Accumulated	Stockholders'
	Common Stock		Preferred Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount			(Deficit)
Balance at September 30, 2006	28,200,000	$142,000	-	$-	$-	$(1,256,299)	$(1,114,299)

Beneficial conversion feature on convertible debt	-	-	-	-	116,819	-	116,819

Stock option expense	-	-	-	-	1,288,670	-	1,288,670

Warrants issued with debt	-	-	-	-	4,497	-	4,497

Issuance of stock, net of issuance costs of $10,789	3,950,684	4,645,470	-	-	-	-	4,645,470

Creation of par value stock	-	(4,755,296)	-	-	4,755,296	-	-

Net loss	-	-	-	-	-	(4,650,870)	(4,650,870)

Balance at September 30, 2007	32,150,684	$32,174	-	$-	$6,165,282	$(5,907,169)	$290,287

Issuance of stock for debt extension	60,000	60	-	-	161,940	-	162,000

Issuance of warrants for debt extension	-	-	-	-	26,343	-	26,343

Issuance of preferred stock	-		2,010	2	1,500,585	-	1,500,585

Beneficial conversion feature on preferred stock	-	-	-	-	2,225,415	(2,225,415)	-

Warrants issued with preferred stock	-	-	-	-	509,415	-	509,415

Beneficial conversion feature on convertible debt	-	-	-	-	358,654	-	358,654

Stock option expense	-	-	-	-	1,847,639	-	1,847,639

Warrants issued with convertible debt	-	-	-	-	841,887	-	841,887

Preferred dividends	-	-	-	-	-	(6,300)	(6,300)

Net Loss	-	-	-	-	-	(6,770,322)	(6,770,322)

Balance at September 30, 2008	32,210,684	$32,234	2,010	$2	$13,637,160	$(14,909,206)	$(1,239,810)

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Year	For the Year
	Ended	Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,770,322)	$(4,650,870)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation and amortization	37,486	12,757
Option expense	1,847,639	1,288,670
Interest paid through conversion to stock	-	137,391
Beneficial conversion expense	374,476	116,819
Issuance of stock for debt extension	162,000	412,500
Warrants	868,231	4,497
Changes in Asset and Liabilities
Miscellaneous receivable	1,118	(1,118)
Prepaid expenses	45,683	(39,531)
Accounts payable	929,539	144,122
Accrued payroll taxes and wages	(13,960)	(28,428)
Accrued liabilities	12,033	-
Credit card payable	77,533	14,772
Interest payable	117,481	(62,893)
Deferred revenue	(24,884)	(41,668)
Net Cash Used in Operating Activities	(2,335,947)	(2,692,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(77,094)	(12,050)
Purchase of intangibles	(138,848)	(85,514)
Net Cash Used in Investing Activities	(215,942)	(97,564)

Repayment of notes payable - related parties	-	(53,530)
Repayment of notes payable	(591,998)	(67,642)
Proceeds from notes payable and warrants	1,300,000	500,000
Issuance of preferred stock	2,010,000	-
Issuance of common stock	-	2,483,500
Net Cash Provided by Financing Activities	2,718,002	2,862,328

Net Increase in Cash and Cash Equivalents	166,113	71,784

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	808,163	736,379
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$974,276	$808,163

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2008	September 30, 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$79,284	$114,253
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Conversion of notes and interest for common stock	$-	$1,749,470
Issuance of common stock for services	$-	$412,500
Issuance of common stock for debt extension	$162,000	$-

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Description of the Company.  The terms “we”, “us”, “Ecology”, and “the Company” refer to Ecology Coatings, Inc. We were originally incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”). OCIS completed a merger with Ecology Coatings, Inc. a California corporation (“Ecology-CA”) on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc. We develop nanotechnology-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing. We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. Ecology’s market consists electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”).

Principles of Consolidation.  The consolidated financial statements include all of our accounts and the accounts of our wholly owned subsidiary Ecology-CA. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents.  We consider all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Revenue Recognition.  Revenues from licensing contracts are recorded ratably over the life of the contract. Contingency earnings such as royalty fees are recorded when the amount can reasonably be determined and collection is likely.

Loss Per Share.  Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive. We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive. As of September 30, 2008 and 2007, there were 12,031,220 and 3,792,080 potentially dilutive securities outstanding.

Income Taxes and Deferred Income Taxes.  We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes and for the future use of net operating losses. We have recorded a valuation allowance against the net deferred income tax asset. The valuation allowance reduces deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized. We cannot be assured of future income to realize the net deferred income tax asset; therefore, no deferred income tax asset has been recorded in the accompanying consolidated financial statements.

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

Computer equipment	3-10 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Software Computer	3 years
Marketing and Promotional Video	3 years

Repairs and maintenance costs are charged to operations as incurred. Betterments or renewals are capitalized as incurred.

We review long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Patents.  It is our policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life. Six patents were issued as of September 30, 2008 and are being amortized over 8 years.

Stock-Based Compensation.  Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.

We account for stock options granted to non-employees under SFAS No. 123(R) using EITF 96-18, requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

Expense Categories.  Salaries and Fringe Benefits of $2,006,776 and $1,409,840 for the years ended September 30, 2008 and 2007, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals. Professional fees of $2,735,360 and $2,583,927 for the years ended September 30, 2008 and 2007, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for Ecology). Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have no impact on our financial position or results of operations for the year ended September 30, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will become effective for us beginning in the three months ending March 31, 2009. The adoption of this pronouncement would have had no impact on our results or financial position as of September 30, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on our financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Concentrations

For the years ended September 30, 2008 and 2007, we had one customer representing 100% of revenues. As of September 30, 2008 and 2007, there were no amounts due from this customer.

We occasionally maintain bank account balances in excess of the federally insurable amount of $100,000. The Company had cash deposits in excess of this limit on September 30, 2008 and 2007 of $874,276 and $708,163, respectively.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2008. As of September 30, 2008 and September 30, 2007, the note had an outstanding balance of $110,500. The accrued interest on the note was $8,407 and $3,836 as of September 30, 2008 and September 30, 2007, respectively. The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock.

We have an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2008. As of September 30, 2008 and September 30, 2007, the note had an outstanding balance of $133,000. The accrued interest on the note was $10,125 and $4,617 as of September 30, 2008 and September 30, 2007, respectively. The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock.

We had an unsecured note payable due to a majority shareholder, officer and director that bore interest at 4% per annum with principal and interest due on December 31, 2008. As of September 30, 2008 and September 30, 2007, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of September 30, 2008 and September 30, 2007. The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the our common stock..

Future maturities of related party long-term debt as of September 30, 2008 are as follows:

Year Ending September 30,
2009	$243,500

We have a payable to a related party totaling $63,775 and $49,191 as of September 30, 2008 and September 39, 2007, respectively, included in accounts payable on the consolidated balance sheets.

We also paid consulting fees for contracted administrative support to a related party company totaling $8,244 for the year ended September 30, 2007.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Notes Payable

We have the following convertible notes:

	September 30, 2008	September 30, 2007
Convertible note payable, 20% per annum interest rate, principal and interest payment due December 31, 2007; unsecured, accrued interest of $130 outstanding at September 30, 2007, convertible at holder’s option into common shares of the Company. Conversion price is $1.60 per share. This note is stated net of an unamortized discount of $2,400 at September 30, 2007.	$-	708

Convertible subordinated note payable, 7.5% per annum interest rate. Principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company at a price per share of $2.00. Accrued interest of $415 is outstanding as of September 30, 2007.	-	26,461

Convertible note payable, 15% per annum interest rate, principal and interest payment was due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $15,367 and $4,268 was outstanding as of September 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $13,422 as of September 30, 2008 and September 30, 2007, respectively. The holder made demand upon the Company for repayment of this note on August 18, 2008. See Note 10-Subsequent Evens for further discussion.	94,104	145,873

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Demand for repayment was made on September 8, 2008. See Note 10-Subsequent Events for further discussion. Accrued interest of $7,329 was outstanding as of September 30, 2008. This note is stated net of unamortized discount of $0 as of September 30, 2008.
	$50,000	$—

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Demand for repayment was made on September 5, 2008. See Note 10-Subsequent Events for further discussion. Accrued interest of $73,288 was outstanding as of September 30, 2008. This note is stated net of unamortized discount of $0 as of September 30, 2008.
	$500,000	$-

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $10,685 was outstanding as of September 30, 2008. This note is stated net of unamortized discount of $0 as of September 30, 2008.
	150,000	$-

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $5,548 was outstanding as of September 30, 2008. This note is stated net of unamortized discount of $0 as of September 30, 2008.
	100,000	$-

	$894,104	$173,042

Future maturities of the notes payable as of September 30, 2008 are as follows:

Year Ending
2009	$894,104

The above notes payable have conversion rights and detachable warrants. These Notes may be converted for the principal balance and any unpaid accrued interest to Common Stock. In accordance with guidance issued by the FASB and the Emerging Issue Task Force (“EITF”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature (EITF No. 98-5), the Company recognized an embedded beneficial conversion feature present in these Notes. The Company allocated the proceeds based on the fair value of $1,767,881to the warrants. The warrants are exercisable through March 31, 2018 and the fair value was amortized to interest expense over the term of the Notes.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

Consulting Agreements.  On July 15, 2006, we entered into an agreement that provides for six months of international business development consulting services. We agreed to pay the consultant $15,000 per month payable in cash and an additional $15,000 per month payable in shares of our common stock at a share price of $2.00. We further agreed to pay the consultant a fee of 2% of any royalties that we receive pursuant to royalty agreements that are a direct result of the consultant’s material efforts under the consulting agreement. In addition, we agreed to pay the consultant a fee of 2% of any net sales that we receive pursuant to joint venture agreements that are a direct result of the consultant’s material efforts under the consulting agreement. We will pay the fees to the consultant for the term of any royalty or joint venture agreements for a period of time not to exceed a period of 48 months. The agreement was extended for six month increments in January 2007, July 2007, and January 2008.

On February 1, 2007, we amended an agreement with a consultant. The consultant provides various business and financial consulting services, including but not limited to assistance with raising capital. The original agreement was dated June 1, 2006 and called for $12,500 to be paid to the consultant in 18 monthly payments commencing February 1, 2007. The amendment called for additional monthly payments of $9,250 on February 1, 2007, $9,375 on March 1, 2007, and $9,000 per month from April 1, 2007 and continuing through September 1, 2007. This agreement was further amended on December 28, 2007 to extend the agreement until November 1, 2010. The effective date of the agreement was November 1, 2007. Additionally, the agreement calls for monthly payments of $16,000. Finally, the agreement calls for an option grant of 100,000 shares at an exercise price of $3.05 per share. 25,000 options will vest on June 28, 2008, 25,000 options will vest on December 28, 2008, 25,000 options will vest on June 28, 2009, and 25,000 options will vest on December 28, 2009. All of the options expire on December 27, 2017. This agreement was terminated on July 31, 2008. See the caption Contingencies under this Note for further discussion.

On May 1, 2007, we entered into an agreement with a consultant to provide information system consulting services. The agreement calls for six monthly payments of $5,000 plus reimbursement for any out of pocket costs. Additionally, options to purchase 1,000 shares of common stock at $2.00 per share were issued to the consultant, with additional options to purchase 500 shares upon the achievement of certain performance measures. The options are restricted for 12 months and expire 10 years from date of issuance. On October 8, 2007, we extended the contract with the consultant for six months, and, on May 8, 2008, extended the contract for an additional six months. The expiration date is now November 8, 2008 and provides for monthly payments of $5,000. This agreement was terminated on July 31, 2008. See the caption Contingencies under this Note for further discussion.

On June 1, 2007, we entered into a consulting agreement with an individual who serves as the chairman of Ecology’s business advisory board. The agreement expires June 1, 2009. Ecology will pay the consultant $11,000 per month. Additionally, Ecology granted the consultant 200,000 options to purchase shares of our common stock for $2.00 per share. Of these options, 50,000 options vest on December 1, 2007, 50,000 options vest on June 1, 2008, 50,000 options vest on December 1, 2008, and the remaining 50,000 options vest on June 1, 2009. Additionally, we will reimburse the consultant for all reasonable expenses incurred by the consultant in the conduct of Ecology business.

On July 26, 2007, we entered into a consulting agreement with a company owned by two former officers and directors of OCIS Corporation. The terms of the agreement call for the transfer of the $100,000 standstill deposit paid to OCIS as a part of a total payment of $200,000. The balance will be paid in equal installments on the first day of each succeeding calendar month until paid in full. The agreement calls for the principals to provide services for 18 months in the area of investor relations programs and initiatives; facilitate conferences between Ecology and members of the business and financial community; review and analyze the public securities market for our securities; and introduce Ecology to broker-dealers and institutions, as appropriate.

On December 13, 2007, we entered into an agreement with a consultant to provide investor relations services. The agreement expires on December 13, 2008. The consultant will bill against a non-refundable monthly retainer of $5,000. The consultant charges on an hourly basis ranging from $35 to $225 per hour. The term of the contract is 12 months.

On April 2, 2008, we entered into a letter agreement with an individual to become chairman our Scientific Advisory Board. The letter agreement provides that we will grant the individual options to purchase 100,000 shares of our common stock. Each option is exercisable at a price equal to the final closing price as quoted on the Over The Counter Bulletin Board on April 3, 2008. The options vest as follows: 25,000 immediately upon grant; 25,000 on October 3,

2008; 25,000 on April 3, 2009, and the remaining 25,000 on October 3, 2009. The options will all expire on April 3, 2018.

On April 10, 2008, we entered into an agreement with a consultant to assist us in securing equity and/or debt financing. The agreement called for payment of $5,000 at inception and an additional payment of $5,000 on May 1, 2008. The agreement was terminable upon notice of either party and was terminated on May 31, 2008.

On September 17, 2008, we entered into an agreement with an entity controlled by an investor in and a director of Ecology Coatings, Inc. This agreement is for business and marketing consulting services. This agreement expires on September 17, 2010 and calls for monthly payments of $20,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, and a grant of options to purchase 531,000 shares of our common stock for $1.05 per share. 177,000 of the options become exercisable on March 17, 2009, 177,000 of the options become exercisable on September 17, 2009, and 177,000 of the options become exercisable on March 17, 2010. The options expire on December 31, 2020.

On September 17, 2008, we entered into an agreement with our Chairman of the Board of Directors under which the Chairman will provide advice and consultation to us regarding strategic planning, business and financial matters, and revenue generation. The agreement expires on September 17, 2011 and calls for monthly payments of $16,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, $1,000 per month to pay for office rent reimbursement, expenses associated with the consultant’s participation in certain conferences, information technology expenses incurred by the consultant in the performance of duties relating to the Company, and certain legal fees incurred by the consultant during his tenure as our  Chief Executive Officer.

On September 17, 2008 we entered into an agreement with a shareholder under which that shareholder will act as a consultant to us. Under this agreement, the shareholder will provide business development services for which he will receive commissions on licensing revenues equal to 15% of said revenues and commissions on product sales equal to 3% of said sales and reimbursement for information technology expenses incurred by the consultant in the performance of duties relating to the Company. This agreement expires on September 17, 2011.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements.  On October 30, 2006, we entered into an employment agreement with an officer that expires on October 30, 2008. Pursuant to the agreement, the officer is paid an annual base salary of $160,000. We also granted the officer 321,217 options to purchase its common stock at $2.00 per share. Twenty-five percent (25%) of the options vested on November 1, 2007 and the remaining seventy-five percent (75%) will vest on November 1, 2008. The options expire on November 1, 2016.

On November 1, 2006, we entered into an employment agreement with an officer that expires on November 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $100,000. We also granted the officer 150,000 options to acquire its common stock at $2.00 per share. The options will all vest on November 1, 2008. The options expire on November 1, 2016. On July 1, 2007, we amended this employment agreement. The amended agreement will expire on November 1, 2009, and calls for an annual salary $140,000, a one time bonus of $12,500 and the grant of 87,500 options to purchase our common stock at $2.00 per share. Upon grant, 25,000 of the options vested, 37,500 options will vest on July 1, 2008, and 25,000 options will vest on July 1, 2009. All of the options expire on July 1, 2017. This employee resigned effective July 31, 2008.

On January 1, 2007, we entered into an employment agreement with an officer that expires on January 1, 2012. Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice. Pursuant to the agreement, the officer will be paid an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012. In addition, 450,000 options were granted to the officer to acquire our common stock at $2.00 per share. 150,000 options will vest on January 1, 2010, 150,000 options will vest on January 1, 2011 and the remaining 150,000 options will vest January 1, 2012. The options expire on January 1, 2022.

On February 1, 2007, we entered into an employment agreement with an officer that expired on February 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $120,000 and was granted 25,000 options to acquire our common stock at $2.00 per share. All of the options vested on February 1, 2008. The options expire on February 1, 2017. On February 1, 2008, we entered into a new agreement with this officer. This new agreement expires on February 1, 2010 and calls for an annual salary of $140,000. Further, the officer was granted 50,000 options to purchase shares of our common stock at $3.00 per share. 25,000 options vest on February 1, 2009 and the remaining 25,000 options vest on February 1, 2010. This agreement was modified effective October 1, 2008. Under the modified agreement, the employee receives an annual base salary of $70,000, subject to increase to $140,000 upon the achievement by the Company of revenues of at least $100,000. Additionally, we granted the employee options to purchase 10,000 shares of our common stock at $1.05 per share. The options become exercisable on September 17, 2009 and expire on September 17, 2018.

On May 21, 2007, we entered into an employment agreement with an officer that expires on May 21, 2009. Pursuant to the agreement, the officer will be paid an annual base salary of $160,000 and was granted 300,000 options to acquire our common stock at $2.00 per share. 75,000 of the options vested on May 21, 2008, and 225,000 of the options will vest on May 21, 2009. The options expire on May 21, 2017. On October 1, 2007, the Company modified the employment agreement to increase the salary from $160,000 to $210,000.

On December 28, 2007, we entered into an employment agreement with our Chairman of the Board of Directors and Chief Executive Officer. Under this agreement, he will continue to be paid at a rate of $320,000 per year through August 8, 2010. This agreement was terminated by consent of both parties on September 17, 2008. See also Consulting Agreements under this Note 5.

On August 11, 2008, we employed, on an at-will basis, an individual to serve as Vice President and General Counsel. The letter documenting the employment calls for a probationary period of 90 days and stipulates a salary of $150,000 per year.

On September 15, 2008, we employed, on an at-will basis, an individual to serve as Chief Executive Officer. The letter documenting the employment calls for a probationary period of 90 days and stipulates a salary of $200,000 per year. Additionally, we issued options to the individual to purchase 330,000 shares of our common stock at $1.05 per share. 110.000 of the options become exercisable on March 15, 2010, 110,000 of the options become exercisable on September 15, 2010, and 110,000 of the options become exercisable on March 15, 2011. The options expire on September 15, 2018.

Contingencies.  On September 11, 2008, we filed a lawsuit against a consultant in the Circuit Court of Oakland County, Michigan for violation of fiduciary duties. See Note 10 – Subsequent Events for further discussion.

A lawsuit was filed against us on September 16, 2008 in the Circuit Court of Oakland County, Michigan for breach of contract by a consultant previously contracted by the Company to provide information technology services. The suit seeks damages in excess of $42,335 plus court costs and attorney fees. See Note 10 – Subsequent Events for further discussion.  Our financial statements reflect an accrual for the amount of the damages.

Lease Commitments.
a.
On August 1, 2005, we leased our office facilities in Akron, Ohio for a rent of $1,800 per month. The lease expired July 1, 2006 and was renewed under the same terms through August 31, 2007. The Company now leases that property on a month-to-month basis for the same rent. Rent expense for the years ended September 30, 2008 and 2007 was $21,600 and $21,600, respectively.

b.
On September 1, 2006, we leased our office space in Bloomfield Hills, Michigan for monthly rent of $1,800. A new lease was executed on April 1, 2007 with monthly payments of $3,200. The lease is on a month-to-month basis until terminated by tenant or landlord upon 60 days notice. The monthly lease amount was reduced to $2,400 on September 1, 2007. We vacated this space on August 31, 2008 and have no further obligation under the lease. Rent expense for the years ended September 30, 2008 and 2007 was $26,400 and $28,850, respectively

c.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan. The lease calls for average monthly rent of $2,997 and expires on September 30, 2010. The landlord is a company owned by a shareholder and director of Ecology.

d.
On January 9, 2006, we leased computer equipment with 24 monthly payments of $147.
We recognized expense of $588 and $1,764 for the years ended September 30, 2008 and 2007, respectively, related to this lease.

e.
On April 17, 2006, we leased computer equipment with 36 monthly payments of $75. We recognized expense of $901 for each of  the years ended September 30, 2008 and September 30, 2007 related to this lease.

f.
On June 17, 2007, we leased computer equipment with 36 monthly payments of $42. We recognized expense of $504 and $126 for the years ended September 30, 2008  and 2007, respectively, related to this lease.

g.
On July 17, 2007, we leased computer equipment with 36 monthly payments of $44. We recognized expense of $528 and  $88 for the years ended September 30, 2008 and 2007, respectively, related to this lease.

h.	On September 22, 2008, we leased a multi-purpose copier with 36 monthly payments of $526. The first payment was due November 3, 2008.

Minimum future rental payments under the above operating leases as of September 30, 2008 are as follows:

Year Ending September 30,
2009	$42,589
2010	44,364
2011	6,312

$93,265

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Equity

Reverse Merger.  A reverse merger with OCIS Corporation was consummated on July 26, 2007. The shareholders of Ecology acquired 95% of the voting stock of OCIS. OCIS had no significant operating history. The purpose of the acquisition was to provide Ecology with access to the public equity markets in order to more rapidly expand its business operations. The consideration to the shareholders of OCIS was approximately 5% of the stock, at closing, of the successor company. The final purchase price was agreed to as it reflects the value to Ecology of a more rapid access to the public equity markets than a more traditional initial public offering.

Warrants.  On December 16, 2006, we issued warrants to purchase 500,000 shares of our stock at $2.00 per share. The warrants were issued to the holder of the $1,500,000 convertible note. The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 8.5 years.

On February 6, 2008, we issued warrants to purchase 262,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering. The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.5 years.

On March 1, 2008, we issued warrants to purchase 137,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering. The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.5 years.

On June 9, 2008, we issued warrants to purchase 210,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering. The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.8 years.

On June 21, 2008, we issued warrants to purchase 100,000 shares of our common stock at the $.75 per share. The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.8 years.

On July 14, 2008, we issued warrants to purchase 100,000 shares of our common stock at $.50 per share. The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.8 years.

On July 14, 2008, we issued warrants to purchase 30,000 shares of our common stock at $1.75 per share. The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.8 years.

We issued warrants as shown below to the holder of our convertible preferred stock.

	Strike	Date	Expiration
Number	Price	Issued	Date
100,000	$0.75	July 28, 2008	July 28, 2018
5,000	$0.75	August 20, 2008	August 20, 2018
25,000	$0.75	August 27, 2008	August 27, 2018
500,000	$0.75	August 29, 2008	August 29, 2018
375,000	$0.75	September 26, 2008	September 26, 2018

Shares.  On February 5, 2008, we entered into an agreement with a convertible note holder. The amount owed the note holder, including principal and accrued interest, totaled $142,415 and the note matured on December 31, 2007 (See Note 4). The maturity date of the note was extended to May 31, 2008, with interest continuing at 15% per annum. In consideration of this extension, we issued 60,000 shares of our common stock to the note holder and granted the holder certain priority payment rights.

On August 28, 2008, we entered into an agreement with an investor to issue up to $5,000,000 in convertible preferred securities. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share. The preferred securities carry “as converted” voting rights. As of September 30, 2008, we had issued 2,010 of these convertible preferred shares. In the event that we sell additional convertible preferred securities under this agreement, we will issue attached warrants (500 warrants for each $1,000 convertible preferred share sold). The warrants will be immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock Options

Stock Option Plan.  On May 9, 2007, we adopted a stock option plan and reserved 4,500,000 shares for the issuance of stock options or for awards of restricted stock. All prior grants of options were included under this plan. The plan provides for incentive stock options, nonqualified stock options, rights to restricted stock and stock appreciation rights. Eligible recipients are employees, directors, and consultants. Only employees are eligible for incentive stock options. The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

The Company granted non-statutory options as follows during the year ended September 30, 2008:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual	Aggregate
	per Share	Options	Term	Fair Value
Outstanding as of September 30, 2006	$2.00	150,000	8.7	$184
Granted	$2.04	3,036,119	9.5	$3,681,425
Exercised	---	---	---	---
Forfeited	---	---	---	---
Excersisable	$2.00	375,800	9.8	$552,540
Outstanding as of September 30, 2007	$2.03	3,186,119	9.5	$3,681,609
Granted	$1.49	1,456,000	10.3	$1,329,891
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2	$5,011,500
Exercisable	$2.09	1,605,228	8.4	$1,966,657

1,605,228 of the options were exercisable as of September 30, 2008. The options are subject to various vesting periods between June 26, 2007 and January 1, 2012. The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of June 30, 2008. Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

Our stock option plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) Number 123(R), Accounting for Stock-Based Compensation. Under the provisions of SFAS Number 123(R), employee and director stock-based compensation expense is measured utilizing the fair-value method.

We account for stock options granted to non-employees under SFAS Number 123(R) using EITF 96-18 requiring the measurement and recognition of stock-based compensation to consultants under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

On September 15, 2008, the Board of Directors approved a change in exercise price on option grants previously made to two officers. This change was effective for options to purchase 375,000 shares of our common stock. The new exercise price is $1.05 per share. The weighted average of the price of the options at original issuance was $2.13. This change resulted in a total incremental compensation increase of  $240,641, combined, for the two officers.

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Dividend	None
Expected volatility	91.69%-101.73%
Risk free interest rate	1.50%-5.11%
Expected life	5.5 years

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

Based upon the above assumptions and the weighted average $1.83 exercise price, the options outstanding at September 30, 2008 had a total unrecognized compensation cost of $1,582,378 which will be recognized over the remaining weighted average vesting period of .7 years. Options cost of $1,847,639 was recorded as an expense for the year ended September 30, 2008 of which $623,518 was recorded as compensation expense and $1,224,121 was recorded as consulting expense.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes

The Company has incurred losses since operations commenced in 1990.  The Company has a net operating loss carry forward for income tax purposes of approximately $7,464,662. The total loss carry forward expiring on September 30, 2028 is $3,109,937, expiring on September 30, 2027 is $3,488,598, expiring on September 30, 2026 is $427,056, expiring on September 30, 2025 is $203,978, expiring on September 30, 2024 is $189,988, expiring on September 30, 2023 is $ 25,364 and expiring on September 30, 2022 is $19,741.  The Company changed its year-end to September 30th from February 28th effective in fiscal 2006.

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

As of September 30, 2008 and 2007, the deferred tax asset based on a 34% tax bracket consists of the following:

	2008	2007
Assets:
Federal loss carry forwards	$2,537,985	$1,481,936
Cash basis accounting differences	451,603	89,925
Depreciation timing differences		939
Liability:
Depreciation timing differences	(804)	-

Deferred tax asset	2,988,784	1,572,800

Valuation allowance	(2,988,784)	(1,572,800)

Net deferred tax asset	$-	$-

The tax benefit from net operating losses and differences in timing differ from the federal statutory rate primarily due to the $1,415,984 change in the deferred tax asset valuation allowance from September 30, 2007.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended September 30, 2008 and  2007, we incurred net losses of ($6,770,322) and ($4,560,870), respectively. As of September 30, 2008 and September 30, 2007, we had stockholders’ deficit and equity of ($1,239,810) and $290,287, respectively.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations. We have financed operations through operating revenues and, primarily, through the issuance of equity securities and debt. Until we are able to generate positive operating cash flows, additional funds will be required to support operations. We believe that cash investments subject to a securities purchase agreement with a investor will be sufficient to enable us to continue as a going concern through the fiscal year ending September 30, 2009. This securities purchase agreement does not legally bind the investor to make the investments and there can be no assurances that the investments will continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Please see also Note 10 — Subsequent Events.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

On November 6, 2008, we settled the lawsuit filed against us on September 16, 2008 by a consultant for breach of contract. We paid $26,500 in full settlement of all claims. This amount was included in Accounts Payable at September 30, 2008.

On November 11, 2008, we settled the lawsuit we filed against one of two consultants on September 11, 2008 for breach of contract. Under the terms of the settlement, we will pay the consultant $7,500 per month for twelve months under a new consulting agreement and will pay $15,000 in 12 equal monthly payments of $1,250 to the consultant’s attorney.  Additionally, we will pay the consultant a commission of 15% for licensing revenues and 3% for product sales that the consultant generates for the Company.

On November 11, 2008, we paid in full the principal and accrued interest on the note payable shown in Note 4 with a September 30, 2008 principal balance of $94,104. In addition, we issued warrants to the note holder for the purchase of 2,000,000 shares of our common stock at $.50 per share and reset the strike price of warrants and options previously issued to the note holder to purchase 1,500,000 shares of our common stock at $2 per share. The new price is $.80 per share.

On November 13, 2008, we reached agreement with a convertible note holder. The note holder made demand for payment on September 5, 2008. We made a payment of $100,000 on October 6, 2008 on the outstanding principal and interest on that date. On November 13, we made another payment of $100,000 against the outstanding principal and interest on that date. Further, we agreed to make additional payments on the remaining principal and interest. These payments will be $100,000 for each month beginning in December of 2008 and continuing until all principal and interest has been paid. This note payable is shown in Note 4 with a September 30, 3008 principal balance of $500,000.

On November 14, 2008, we reached agreement with a convertible note holder. The note holder made demand for payment on September 8, 2008. We made a payment of $10,000 on October 8, 2008 on the outstanding principal and interest on that date. On November 14, we made another payment of $10,000 against the outstanding principal and interest on that date. Further, we agreed to make additional payments on the remaining principal and interest. These payments will be $10,000 for each month beginning in December of 2008 and continuing until all principal and interest has been paid. This note payable is shown in Note 4 with a September 30, 3008 principal balance of $50,000.

On December 2, 2008, our Board of Directors authorized the addition of 1,000,000 shares of our common stock to the 2007 Plan.

On December 3, 2008, we terminated the employment agreement with our Chief Financial Officer. The Chief Financial Officer continues to be employed by the Company in that capacity as an at-will employee.