Form 10-Q
period 2008-12-31
ECOLOGY COATINGS, INC.
filed 2009-02-11
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-91436

ECOLOGY COATINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 100, Auburn Hills, MI  48326

(Address of principal executive offices) (Zip Code)

(248) 370-9900

(Registrant’s telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

    Large Accelerated Filer ☐                                                     Accelerated Filer ☐                      Non-accelerated filer ☐                   Smaller Reporting Company  ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock of the issuer outstanding as of January 31, 2009 was 32,233,600.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	December 31, 2008	September 30, 2008
	Unaudited

Current Assets
Cash and cash equivalents	$-	$974,276
Prepaid expenses	8,937	25,206

Total Current Assets	8,937	999,482

Property and Equipment
Computer equipment	30,111	22,933
Furniture and fixtures	21,027	18,833
Test equipment	9,696	7,313
Signs	213	213
Software	6,057	1,332
Video	48,177	48,177
Total property and equipment	115,281	98,801
Less: Accumulated depreciation	(28,885)	(22,634)

Property and Equipment, net	86,396	76,167

Other Assets
Patents-net	424,900	421,214
Trademarks-net	4,969	5,029

Total Other Assets	429,869	426,243

Total Assets	$525,202	$1,501,892

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT
	December 31, 2008	September 30, 2008
	Unaudited
Current Liabilities
Book overdraft	$4,528	$-
Accounts payable	1,428,789	1,359,328
Credit card payable	94,372	92,305
Accrued liabilities	19,583	12,033
Franchise tax payable	-	800
Interest payable	58,287	133,332
Convertible notes payable	602,301	894,104
Notes payable - related party	243,500	243,500
Preferred dividends payable	8,359	6,300
Total Current Liabilities	2,459,719	2,741,702

Total Liabilities	2,459,719	2,741,702

Commitments and Contingencies (Note 5)	-	-

Stockholders' Deficit
Preferred Stock - 10,000,000 $.001 par value and 10,000,000	2	2
no par value authorized; 2,010 and 2,010 shares issued and outstanding as of December 31, 2008 and September 30, 2008, respectively
Common Stock - 90,000,000 $.001 par value and 50,000,000
no par value authorized; 32,233,600 and 32,233,600
outstanding as of December 31, 2008 and
September 30, 2008, respectively	32,234	32,234
Additional paid in capital	15,722,528	13,637,160
Accumulated Deficit	(17,689,281)	(14,909,206)

Total Stockholders' Deficit	(1,934,517)	(1,239,810)

Total Liabilities and Stockholders' Deficit	$525,202	$1,501,892

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2008	December 31, 2007

Revenues	$-	$10,417

Salaries and fringe benefits	482,570	532,014
Professional fees	2,048,747	776,834
Other general and administrative costs	98,312	144,408
Total General and Administrative Expenses	2,629,629	1,453,256

Operating Loss	(2,629,629)	(1,442,839)

Other Income (Expense)
Interest Income	142	5,531
Interest Expense	(124,622)	(26,892)
Total Other Expenses - net	(124,480)	(21,361)

Net Loss	$(2,754,109)	$(1,464,200)

Basic and diluted net loss per share	$(0.09)	$(0.05)

Basic and diluted weighted average of
common shares outstanding	32,233,600	32,150,684

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2008	December 31, 2007

OPERATING ACTIVITIES
Net loss	$(2,754,109)	$(1,464,200)
Adjustments to reconcile net loss
to net cash flows from operating activities:
Depreciation and amortization	11,026	6,570
Option expense	1,997,949	534,438
Warrant expense	63,512
Beneficial conversion expense	-	15,821
Changes in Asset and Liabilities
Miscellaneous receivable		1,118
Prepaid expenses	16,268	52,408
Book overdraft	4,528
Accounts payable	69,461	184,188
Accrued payroll taxes and wages	-	(3,079)
Accrued liabilities	7,549	-
Credit card payable	2,068	26,398
Franchise tax payable	(800)
Interest payable	(75,045)	9,112
Deferred revenue	-	(10,417)
Net Cash Used in Operating Activities	(657,593)	(647,643)

INVESTING ACTIVITIES
Purchase of fixed assets	(16,480)	(49,345)
Purchase of intangibles	(8,400)	(5,900)
Net Cash Used in Investing Activities	(24,880)	(55,245)

FINANCING ACTIVITIES
Repayment of debt	(311,803)	-
Proceeds from debt	20,000	-
Net Cash Used in Financing Activities	(291,803)	-

Net Decrease in Cash and Cash Equivalents	(974,276)	(702,888)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	974,276	808,163
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$-	$105,275

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2008	December 31, 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$132,000	$1,958
Income taxes paid	$---	$---

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

           Interim Reporting. While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the September 30, 2008 audited annual consolidated financial statements of Ecology Coatings, Inc. (“we”, “us”, the “Company” or “Ecology”).  It is suggested that these interim consolidated financial statements be read in conjunction with our September 30, 2008 annual consolidated financial statements included in the Form 10-KSB we filed with the Securities and Exchange Commission on December 23, 2008.

Our operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009 or for any other period.

      Going Concern. In connection with their audit report on our consolidated financial statements as of September 30, 2008, the Company’s independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  As such, continuance is dependent upon our ability to raise sufficient capital.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Description of the Company.  We were originally incorporated on March 12, 1990 in California (“Ecology-CA”).  Our current entity was incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”).  OCIS completed a merger with Ecology-CA on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc.  We develop nanotechnology-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. Ecology’s market consists of electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”).

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

Loss Per Share.  Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of December 31, 2008 and 2007, there were 14,364,256 and 3,792,900 potentially dilutive securities outstanding.

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

Patents.  It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Six patents were issued as of December 31, 2008 and are being amortized over 8 years.

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

Expense Categories.  Salaries and Fringe Benefits of $482,570 and $532,014 for the three months ended December 31, 2008 and 2007, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $2,048,747 and $776,834 for the three months ended December 31, 2008 and 2007, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for Ecology).  Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS 160 would have no impact on our financial position or results of operations for the year ended September 30, 2008.

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

Note 2 — Concentrations

For the three months ended December 31, 2008, we had no revenues. For the three months ended December 31, 2007 we had one customer representing 100% of revenues.  As of December 31, 2008 and 2007, there were no amounts due from this customer.

We occasionally maintain bank account balances in excess of the federally insurable amount of $250,000.  The Company had cash deposits in excess of this limit on December 31, 2008 and September 30, 2008 of $0 and $724,276, respectively.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2008.  As of December 31, 2008 and September 30, 2008, the note had an outstanding balance of $110,500.  The accrued interest on the note was $9,606 and $8,407 as of December 31, 2008 and September 30, 2008, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock.  This note is in default as to the payment of principal and interest as of December 31, 2008.

We have an unsecured note payable due to a principal shareholder and former director that bears interest at 4% per annum with principal and interest due on December 31, 2008.  As of December 31, 2008 and September 30, 2008, the note had an outstanding balance of $133,000.  The accrued interest on the note was $11,568 and $10,125 as of December 31, 2008 and September 30, 2008, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock.  This note is in default as to the payment of principal and interest as of December 31, 2008.

We had an unsecured note payable due to a majority shareholder, officer and director that bore interest at 4% per annum with principal and interest due on December 31, 2008.  As of both December 31, 2008 and September 30, 2008, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of December 31, 2008 and September 30, 2008.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of the our common stock.

We have an unsecured convertible note payable to a company that is wholly owned by a member of our Board of Directors.  The note bears interest at 5% per annum with principal and interest due at June 30, 2009.  The note and accrued interest can be converted into shares of our common stock at $.66 per share at the sole discretion of the note holder.  As of December 31, 2008 and September 30, 2008, the note had an outstanding balance of $20,000 and $0, respectively.  The accrued interest on this note was $19 and $0 as of December 31, 2008 and September 30, 2008, respectively.

    Future maturities of related party long-term debt as of December 31, 2008 are as follows:

12 Months Ending December 31,
2009	$263,500

We have a payable to a related party totaling $63,775 as of both December 31, 2008 and September 30, 2008, included in accounts payable on the consolidated balance sheets.

Note 4 — Notes Payable

We have the following convertible notes:

		December 31, 2008	September 30, 2008
Convertible note payable, 15% per annum interest rate, principal and interest payment was due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $0 and $15,367 was outstanding as of December 31, 2008 and September 30, 2008, respectively.	$	---	$94,104

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Demand for repayment was made on September 8, 2008. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payment in October and November of 2008, but did not make the December payment. Accrued interest of $1,274 and $7,329 was outstanding as of December 31, 2008 and September 30, 2008, respectively.
		$38,744	50,000

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Demand for repayment was made on September 5, 2008. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December were made.  Accrued interest of $5,227 and $73,288 was outstanding as of December 31, 2008 and September 30, 2008, respectively.
		$293,557	500,000

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $15,810 and $10,685 was outstanding as of December 31, 2008 and September 30, 2008, respectively.
		150,000	150,000

Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $12,199 and $5,548 was outstanding as of  December 31, 2008 and September 30, 2008, respectively.
		100,000	100,000

		$582,301	$894,104

Future maturities of the notes payable as of December 31, 2008 are as follows:

12 Months Ending December 31,
2009	$582,301

The above notes payable have conversion rights and detachable warrants.  These Notes may be converted for the principal balance and any unpaid accrued interest to Common Stock.  In accordance with guidance issued by the FASB and the Emerging Issue Task Force (“EITF”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature (EITF No. 98-5), the Company recognized an embedded beneficial conversion feature present in these Notes.  The Company allocated the proceeds based on the fair value of $340,043 to the warrants.  The warrants are exercisable through March 31, 2018 and the fair value was amortized to interest expense over the term of the Notes.

 Note 5 — Commitments and Contingencies

Consulting Agreements.

On June 1, 2007, we entered into a consulting agreement with The Rationale Group, LLC (“Rationale Group”).  The managing member of Rationale Group is Dr. William Coyro, Jr., who serves as the chairman of Ecology’s business advisory board.  The agreement expires June 1, 2009.  Ecology pays Rationale Group $11,000 per month.  Additionally, Ecology granted Rationale Group 200,000 options to purchase shares of our common stock for $2.00 per share.  Of these options, 50,000 options vested on December 1, 2007, 50,000 options vested on June 1, 2008, 50,000 options vested on December 1, 2008, and the remaining 50,000 options vest on June 1, 2009.  Additionally, we reimburse Rationale Group for all reasonable expenses incurred in the conduct of our business.

On July 26, 2007, we entered into a consulting agreement with DMG Advisors, LLC, owned by two former officers and directors of OCIS Corporation.  The terms of the agreement call for the transfer of the $100,000 standstill deposit paid to OCIS as a part of a total payment of $200,000.  The balance will be paid in equal installments on the first day of each succeeding calendar month until paid in full.  The agreement calls for the principals to provide services for 18 months in the area of investor relations programs and initiatives; facilitate conferences between Ecology and members of the business and financial community; review and analyze the public securities market for our securities; and introduce Ecology to broker-dealers and institutions, as appropriate.  The agreement expires on February 28, 2009.

On April 2, 2008, we entered into a letter agreement with Dr. Robert Matheson to become chairman of our Scientific Advisory Board.  The letter agreement provides that we will grant Dr. Matheson options to purchase 100,000 shares of our common stock.  Each option is exercisable at a price of $2.05 per share.  The options vest as follows: 25,000 immediately upon grant; 25,000 on October 3, 2008; 25,000 on April 3, 2009, and the remaining 25,000 on October 3, 2009.  The options will all expire on April 3, 2018.

On September 17, 2008, we entered into an agreement with Sales Attack LLC, an entity owned by Douglas Stromback, a shareholder and former director of the Company.  This agreement is for business and marketing consulting services.  This agreement expires on September 17, 2010 and calls for monthly payments of $20,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, and a grant of options to purchase 531,000 shares of our common stock for $1.05 per share. 177,000 of the options become exercisable on March 17, 2009, 177,000 of the options become exercisable on September 17, 2009, and 177,000 of the options become exercisable on March 17, 2010.  The options expire on December 31, 2020.

On September 17, 2008, we entered into an agreement with RJS Consulting LLC (“RJS”), an entity owned by our chairman of the board of directors, Richard Stromback, under which RJS will provide advice and consultation to us regarding strategic planning, business and financial matters, and revenue generation.  The agreement expires on September 17, 2011 and calls for monthly payments of $16,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, $1,000 per month to pay for office rent reimbursement, expenses associated with RJS’s participation in certain conferences, information technology expenses incurred by the consultant in the performance of duties relating to the Company, and certain legal fees incurred by Richard Stromback during his tenure as our Chief Executive Officer.

On September 17, 2008 we entered into an agreement with DAS Ventures LLC (“Sales Attack”) under which Sales Attack will act as a consultant to us.  Under this agreement, Sales Attack will provide business development services for which he will receive commissions on licensing revenues equal to 15% of revenues and commissions on product sales equal to 3% of said sales and reimbursement for information technology expenses incurred by the consultant in the performance of duties relating to the Company. This agreement expires on September 17, 2011.

On November 11, 2008, we settled the lawsuit we filed against Trimax, LLC (“Trimax”) on September 11, 2008 for breach of contract.  Under the terms of the settlement, we will pay Trimax $7,500 per month for twelve months under a new consulting agreement and will pay $15,000 in 12 equal monthly payments of $1,250 to Trimax’s attorney.   Additionally, we will pay Trimax a commission of 15% for licensing revenues and 3% for product sales that Trimax generates for the Company.

Employment Agreements.

On January 1, 2007, we entered into an employment agreement with Sally J.W. Ramsey, Vice President New Product Development, that expires on January 1, 2012.  Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice.  Pursuant to the agreement, the officer will be paid an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012.  On December 15, 2008, we amended the agreement to reduce Ms. Ramsey’s  base salary to $60,000.  In addition, 450,000 options were granted to the officer to acquire our common stock at $2.00 per share. 150,000 options will vest on January 1, 2010, 150,000 options will vest on January 1, 2011 and the remaining 150,000 options will vest January 1, 2012.  The options expire on January 1, 2022.

On February 1, 2007, we entered into an employment agreement with Kevin Stolz, Controller and Chief Accounting Officer, that expired on February 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $120,000 and was granted 25,000 options to acquire our common stock at $2.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008.  All of the options vested on February 1, 2008. The options expire on February 1, 2017. On February 1, 2008, we entered into a new agreement with this officer.  This new agreement expires on February 1, 2010 and calls for an annual salary of $140,000.  Further, Mr. Stolz was granted 50,000 options to purchase shares of our common stock at $3.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008.  25,000 options vest on February 1, 2009 and the remaining 25,000 options vest on February 1, 2010.  This agreement was modified effective October 1, 2008.  Under the modified agreement, Mr. Stolz receives an annual base salary of $70,000, subject to increase to $140,000 upon the achievement by the Company of revenues of at least $100,000.  Additionally, we granted Mr. Stolz options to purchase 10,000 shares of our common stock at $1.05 per share.  The options become exercisable on September 17, 2009 and expire on September 17, 2018.

On May 21, 2007, we entered into an employment agreement with David W. Morgan, Chief Financial Officer, that will expire on May 21, 2009.  Pursuant to the agreement, Mr. Morgan will be paid an annual base salary of $160,000 and was granted 300,000 options to acquire our common stock at $2.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008. 75,000 of the options vested on May 21, 2008, and 225,000 of the options will vest on May 21, 2009.  The options expire on May 21, 2017. On October 1, 2007, the Company modified the employment agreement to increase the salary from $160,000 to $210,000.  This agreement was terminated on December 3, 2008 and Mr. Morgan continues to serve as our Chief Financial Officer and is being paid $60,000 per annum.

On December 28, 2007, we entered into an employment agreement with Richard Stromback, our Chairman of the Board of Directors and Chief Executive Officer.  Under this agreement, Mr. Stromback was to be paid at a rate of $320,000 per year through August 8, 2010.  This agreement was terminated by consent of both parties on September 17, 2008.  See also Consulting Agreements under this Note 5.

Contingencies.  On September 11, 2008, we filed a lawsuit against a consultant in the Circuit Court of Oakland County, Michigan for violation of fiduciary duties.  See Note 10 – Subsequent Events for further discussion.

A lawsuit was filed against us on September 16, 2008 in the Circuit Court of Oakland County, Michigan for breach of contract by a consultant previously contracted by the Company to provide information technology services.  On November 6, 2008, we settled the lawsuit.  We paid $26,500 in full settlement of all claims. This amount was included in Accounts Payable at September 30, 2008.

Lease Commitments.
a.
On August 1, 2005, we leased our office facilities in Akron, Ohio for a rent of $1,800 per month. The lease expired July 1, 2006 and was renewed under the same terms through August 31, 2007.  The Company now leases that property on a month-to-month basis for the same rent.  Rent expense for the three months ended December 31, 2008 and 2007 was $5,400 and $5,400, respectively.

c.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan.  The lease calls for average monthly rent of $2,997 and expires on September 30, 2010.  The landlord is a company owned by a shareholder and director of Ecology.

Note 6 — Equity

Reverse Merger.  A reverse merger with OCIS Corporation was consummated on July 26, 2007.  The shareholders of Ecology-CA acquired 95% of the voting stock of OCIS. OCIS had no significant operating history.  The purpose of the acquisition was to provide Ecology with access to the public equity markets in order to more rapidly expand its business operations.  The consideration to the shareholders of OCIS was approximately 5% of the stock, at closing, of the successor company.  The final purchase price was agreed to as it reflects the value to Ecology of a more rapid access to the public equity markets than a more traditional initial public offering.

Warrants.  On December 16, 2006, we issued warrants to purchase 500,000 shares of our stock at $2.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $.90 per share.  The warrants were issued to the holder of the $1,500,000 convertible note.  The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 8.2 years.

On February 6, 2008, we issued warrants to purchase 262,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.2 years.

On March 1, 2008, we issued warrants to purchase 137,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.2 years.

On June 9, 2008, we issued warrants to purchase 210,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.5 years.

On June 21, 2008, we issued warrants to purchase 100,000 shares of our common stock at $.75 per share.  The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.5 years.

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

On November 11, 2008, we issued warrants to purchase 2,000,000 shares of our common stock at $.50 per share. The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.9 years.

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

On August 28, 2008, we entered into an agreement with an investor to issue up to $5,000,000 in convertible preferred securities.  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share.  The preferred securities carry “as converted” voting rights.  As of December 31, 2008, we had issued 2,010 of these convertible preferred shares.  In the event that we sell additional convertible preferred securities under this agreement, we will issue attached warrants (500 warrants for each $1,000 convertible preferred share sold).  The warrants will be immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

The Company granted non-statutory options as follows during the three months ended December 31, 2008:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual	Aggregate
	per Share	Options	Term	Fair Value
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2	$5,011,500
Granted	$.75	430,000	10.0	$217,864
Exercised	---	---	---	---
Forfeited	---	---	---	---
Outstanding as of December 31, 2008	$1.52	5,072,119	9.0	$5,229,364
Exercisable	$1.78	2,121,119	8.4	$2,117,071

2,121,119 of the options were exercisable as of December 31, 2008.  The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of December 31, 2008.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

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

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Dividend	None
Expected volatility	88.60%-101.73%
Risk free interest rate	.10%-5.11%
Expected life	5 years

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

Based upon the above assumptions and the weighted average $1.52 exercise price, the options outstanding at December 31, 2008 had a total unrecognized compensation cost of $1,363,789 which will be recognized over the remaining weighted average vesting period of .5 years. Options cost of $1,997,949 was recorded as an expense for the three months ended December 31, 2008 of which $245,631 was recorded as compensation expense and $1,752,318 was recorded as consulting expense.

Note 8 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the three months ended December 31, 2008 and 2007, we incurred net losses of ($2,754,109) and ($1,464,200), respectively.  As of December 31, 2008 and September 30, 2008, we had stockholders’ deficits of ($1,934,517) and ($1,239,810), respectively.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support operations.  We will need to acquire additional immediate funding to continue our operations in February of 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 9 — Subsequent Events

On January 1, 2009, we entered into a new agreement with a consultant who provides investor relations services to us.  The new agreement calls for monthly payments of $5,500 for 12 months.  In addition, the consultant forgave $51,603 in past due amounts owed by the Company in exchange for a reset of the exercise price on options to purchase 25,000 shares of our common stock that we issued to the consultant on April 8, 2008. The exercise price at the time of issuance was $4.75 per share.  This price was reset to $.88 on February 6, 2009.

On January 8, 2009, we borrowed $34,000 under a note issued to Seven Industries. Seven Industries is wholly-owned by a director who is also the chief executive officer of Equity 11, Ltd.  Equity 11 holds 2,010 of our convertible preferred shares.  The note bears interest at 5% and is payable on demand.  The principal and accrued interest can be converted by the note holder into shares of our common stock at the lower of  $.70 per share or at the average price at which we sell our common shares or securities convertible into common shares in any public offering.

On January 23, 2009, an investor purchased 94 shares of our 5% convertible preferred stock for $94,000.  We issued warrants to purchase 47,000 shares of our common stock for $.75 per share in conjunction with this purchase.

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

Operating Results

Three Months Ended December 31, 2008 and 2007

Revenues for the three months ended December 31, 2007 were $10,417 and derived from our licensing agreement with Red Spot.  These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.  We generated no revenues for the three months ended December 31, 2008.

Salaries and Fringe Benefits The decrease of approximately $50,000 in such expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 is the result of the elimination of one salaried employee, the reduction of the salary of one employee effective October 1, 2008, and the reduction of  the salaries of three employees in December of 2008.  These reductions were partially offset by the expense associated with options issued to two employees in September of 2008.

Professional Fees The increase of approximately $1,272,000 in these expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 is the result of the issuance of 2,000,000 options issued to a consultant in November of 2008.  These options vested upon issuance, so the entire charge of $1,368,000 was recognized in that month.

Other General and Administrative The decrease of approximately $46,000 in these expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 reflects reductions in legal fees, travel costs, and accounting fees.

Operating Losses The increased loss between the reporting periods is explained by the increases in the expense categories discussed above.

Interest Income The decrease of approximately $5,000 for the three months ended December 31, 2008 compared with the three months ended December 31, 2007 is due to lower investable cash balances on hand for the 2008 period.

 Interest Expense The increase of approximately $100,000 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 is the result of average outstanding debt for the 2008 period being higher, by approximately $700,000, than the average outstanding debt for the 2007 period.  Additionally, approximately $65,000 of the difference is due to expense associated with resetting the exercise price on 500,000 options from $2 per share to $.90 per share.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended December 31, 2008 and 2007 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss The increase in the Net Loss of approximately $1,290,000 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, while more fully explained in the foregoing discussions of the various expense categories, is due primarily to the expensing of a grant of 2,000,000 options awarded to a consultant in November of 2008.

Basic and Diluted Loss per Share The change in basic and diluted net loss per share for the three months ended reflects the increased Net Loss discussed above partially offset by the increase in weighted average shares outstanding during the three months ended December 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2008 and September 30, 2008 totaled $0 and $974,276, respectively.  The decrease reflects cash used in operations of $657,593, cash used to purchase fixed and intangible assets of $24,880, and cash used to pay down debt of $311,803.  This decrease was partially offset by borrowings of $20,000.

We are an early stage company and have incurred an accumulated deficit of ($17,689,281).  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2008, we had convertible notes payable to four separate parties on which we owed approximately $636,830 in principal and accrued interest.  These convertible notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by the Company.  Notes and the accrued interest totaling $616,811 owing to three note holders were due prior to September 30, 2008 and their holders demanded payment.  We have reached agreement to make combined monthly payments of $110,000 against the remaining principal and interest balance on two of these notes until such time as they are paid off (March of 2009).  We did not make the payments on these notes as agreed in January of 2009.  We have not yet reached an agreement with the third note holder to whom we owed approximately $278,000 in principal and accrued interest as of December 31, 2008.  There can be no assurance that we will reach such an agreement with the note holder.  Additionally, we have notes owing to shareholders totaling $243,500 plus accrued interest as of December 31, 2008.  These notes are due and payable on December 31, 2008. None of the debt is subject to restrictive covenants.  All of the debt is unsecured.

  On January 23, 2009, Equity 11, Ltd. Purchased 94 of our convertible preferred shares at $1,000 per share.  This brought their total holdings of such shares to 2,104.  We will need to raise immediate additional funds in February of 2009 to continue our operations. At present, we do not have any binding commitments for additional financing.  If are unable to obtain additional financing, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On December 31, 2008, we had 32,233,600 common shares issued and outstanding. 2,010 in convertible preferred shares were also outstanding at that date.  These preferred shares and accumulated an unpaid dividends can be converted into 4,084,533 of our common stock.  As of that same date, options and warrants to purchase up to 9,471,119 shares of common stock had been granted.  Additionally, approximately $636,830 in convertible notes and accrued interest were outstanding that could be converted into 862,604 shares of common stock.

Off-Balance Sheet Arrangements

See Notes to the Consolidated Financial Statements in this Form 10-Q beginning on page 1. The details of such arrangements are found in Note 5 – Commitments and Contingencies and Note 9 – Subsequent Events.

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

Patents.  It is our policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees.  Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life.  For purposes of the preparation of the audited, consolidated financial statements found elsewhere in this Form 10-Q, we have recorded amortization expense associated with the patents based on an eight year useful life.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us).  Early adoption is prohibited for both standards. SFAS 141(R) will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  The adoption of SFAS 160 would have no impact on our financial position or results of operations. Management is in the process of evaluating SFAS 141(R) and determining what effect, if any, it may have on our financial position and results of operations going forward.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not currently hold any financial instruments to which this requirement applies.

Item 4.  Controls and Procedures

   Under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our  “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management is aware that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters.  This constitutes a deficiency in financial reporting.  Because of this, we made changes to certain of our internal controls, specifically those pertaining to the control of cash, credit card expenditures and the calculation of options expenses.  These changes were in effect as of December 31, 2008.  Management is satisfied that these changes have satisfactorily addressed areas of risk identified in our assessment of our internal and disclosure controls for the fiscal year ended September 30, 2008.

During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

Risks Related to the Company

We are largely an inception stage company and have a history of operating losses

We are largely an inception stage company and had an accumulated deficit of $17,689,281 as of December 31, 2008.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We will need to raise additional capital in February 2009 in order to continue to fund our operations.  Operating losses have resulted principally from costs incurred in the preparation of our private placement memorandum, preparing our company for the Merger, promotion of our products, and from salaries and general and administrative costs.  We have generated nominal revenue to date.

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

We will need additional financing in February of 2009

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, and the results of future research and development and competition.  We believe that our past capital raising activities may not be sufficient to fund our working and other capital requirements.  We will need to raise additional funds through private or public financings in February 2009. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders.  During our last fiscal year, we relied on short term debt financing, most of which carried a 25% interest rate.  As of December 31, 2008, we were in default on approximately $616,811 in short term debt, including accrued interest, and raised only $20,000 from the issuance of a convertible note to Seven Industries in the three months ended December 31, 2008.  We do not currently have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us or at all.  If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations.  Our inability to raise adequate funds could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  We do not have employment agreements with our General Counsel or our Chief Executive Officer.

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

Control by key stockholders

As of December 31, 2008, our largest stockholders, Richard D. Stromback, Douglas Stromback, and Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, and Sally J.W. Ramsey held shares representing approximately 78.3% of the voting power of our outstanding capital stock.  In addition, pursuant to the Securities Purchase Agreement we entered into with Equity 11, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights constitute effective voting control in all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  These rights may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

The issuance of options, warrants, and convertible securities may dilute the ownership interest of our stockholders

As of December 31, 2008, we had granted options to purchase 5,072,119 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  Under the Securities Purchases Agreement that we entered into with Equity 11, Equity 11 can purchase up to $5,000,000 in convertible preferred shares at $1,000 per preferred share.  The preferred shares are convertible into 10,000,000 shares of our common stock at $.50 per common share.  As of December 31, 2008, Equity 11 had purchased $2,010,000 in convertible preferred shares, potentially convertible into 4,020,000 shares of our common stock. If Equity 11 were to purchase the remaining $2,990,000 in convertible preferred stock, these additional shares would be convertible into 5,980,000 shares of our common stock.  The same Securities Purchase Agreement awards 500 warrants for each convertible preferred share issued.  These warrants entitle Equity 11 to purchase one share of our common stock at $.75 per common share for each warrant.  As of December 31, 2008, we had issued warrants to purchase 4,345,000 shares of our common stock.  This figure included 1,005,000 warrants issued to Equity 11.  If Equity 11 purchases the remaining $2,990,000 in Convertible Preferred Shares it is entitled to under the Securities Purchase Agreement, an additional 1,495,000 warrants to purchase shares of our common stock at $.75 per common share will be issued.  As of December 31, 2008, there was $636,830 outstanding in principal and accrued interest on convertible notes.  These notes could be converted into 862,604 shares of common stock.  Since December 31, 2008, we have issued an additional 47,000 warrants and sold an additional $94,000 in convertible preferred shares to Equity 11.  To the extent that our outstanding stock options and warrants are exercised and Convertible Preferred Shares are converted to common stock, dilution to the ownership interests of our stockholders will occur.

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
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act and may, therefore, be unenforceable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is a description of all of our sales of unregistered securities during the quarter ended December 31, 2008.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”).  All such sales were exempt from registration under Regulation D or under Section 4(2) of the Act, as transactions not involving a public offering.  Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Issuance of warrants in relation to new debt

None.

Other issuances of stock and warrants

On November 11, 2008, we issued warrants to purchase 2,000,000 shares of our common stock at $.50 per share to a consultant.  The warrants vested upon issuance

From October 1, 2008 through December 31, 2008, we issued approximately 430,000 options to a director and to an employee under our Stock Option and Restricted Stock Plan.  The options have varying exercise prices and restriction periods and will expire approximately ten years from the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2008, the Company was in default in the payment of principal and interest on the following promissory notes:

Note Holder	Principal In Default	Interest Rate	Initial Default Date	Default Report on 8-K Filed On
Investment Hunter, LLC	$200,000	25%	June 30, 2008	September 8, 2008
Mitchell Shaheen	$145,000	25%	July 18, 2008	September 3, 2008
Mitchell Shaheen	$100,000	25%	August 10, 2008	September 3, 2008
George Resta	$30,000	25%	June 30, 2008	September 8, 2008
Richard D. Stromback		4%	December 31, 2008
Douglas Stromback		4%	December 31, 2008
Deanna Stromback		4%	December 31, 2008

                 As of December 31, 2008, the Company had not paid the 5% dividend on the 2,010 shares of convertible preferred shares held by Equity 11.   The dividend of $23,908 was due on December 1, 2008.  Under the terms of the Securities Purchase Agreement with Equity 11, the amount of the preferred shares held by Equity 11 will increase by the dividend amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.12	First Amendment to the Employment Agreement between Ecology Coatings, Inc., a California corporation and Adam S. Tracy dated July 1, 2007. (2)

10.13	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.14	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.15	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.16	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.17	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.18	2007 Stock Option and Restricted Stock Plan. (2)

10.19	Form of Stock Option Agreement. (2)

10.20	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.21	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.22	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.23	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.24	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.25	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.26	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation , and Trimax, LLC, a Michigan limited liability company dated June 26, 2007. (2)

10.27	Series I Promissory Note made in favor of Hayden Capital USA, LLC dated February 5, 2008. (3)

10.28	Series II Promissory Note made in favor of Hayden Capital USA, LLC dated February 5, 2008. (3)

10.29	Series III Promissory Note made in favor of Hayden Capital USA, LLC dated February 5, 2008. (3)

10.30	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.31	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.32	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.33	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.34	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.35	Promissory Note made in favor of Hayden Capital USA, LLC dated May 20, 2008. (5)

10.36	Extension of Series I, II and III Promissory Notes in favor of Hayden Capital USA, LLC dated June 9, 2008. (6)

10.37	Promissory Note made in favor of George Resta dated March 1, 2008. (7)

10.38	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (7)

10.39	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (8)

10.40	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (9)

10.41	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (10)

10.42	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (10)

10.43	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (10)

10.44	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (10)

10.45	Equity 11, Ltd. commitment letter dated August 25, 2008. (11)

10.46	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (11)

10.47	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (11)

10.48	Second Amendment to Employment Agreement of David W. Morgan dated August 27, 2008. (11)

10.49	Second Amendment to Employment Agreement of F. Thomas Krotine dated August 27, 2008. (11)

10.50	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (11)

10.51	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (12)

10.52	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (12)

10.53	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (12)

10.54	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (13)

10.55	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (14)

14.1	Charter of Audit Committee. (15)

14.2	Charter of Compensation Committee. (15)

21.1	List of subsidiaries. (2)

24.1	Power of Attorney. (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

(1) Incorporated by reference from OCIS’ registration statement on Form SB-2 filed with the Commission, SEC file no. 333-91436.

(2) Incorporated by reference from our Form 8-K filed with the Commission on July 30, 2007, SEC file no. 333-91436.

(3) Incorporated by reference from our From 8-K filed with the Commission on February 12, 2008, SEC file no. 333-91436.

(4) Incorporated by reference from our Form 8-K filed with the Commission on February 22, 2008, SEC file no. 333-91436.

(5) Incorporated by reference from our Form 8-K filed with the Commission on May 22, 2008, SEC file no. 333-91436

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

(11) Incorporated by reference from our Form 8-K/A filed with the Commission on August 9, 2007, SEC file no. 333-91436.

(12) Incorporated by reference from our Form 8-K filed with the Commission on September 19, 2008, SEC file no. 333-91436.

(13) Incorporated by reference from our Form 8-K filed with the Commission on October 28, 2008, SEC file no. 333-91436.

(14) Incorporated by reference from our Form 8-K filed with the Commission on November 13, 2008, SEC file no. 333-91436.

(15) Incorporated by reference from our Form 10-KSB filed with the Commission on December 23, 2008, SEC file no. 333-91436.

(16) Incorporated by reference from our Form 8-K filed with the Commission on September 30, 2008, SEC file no. 333-91436.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 11, 2009	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: CEO

By: /s/ David W. Morgan
David W. Morgan
Its: CFO