Form 10-Q
period 2009-04-28
ECOLOGY COATINGS, INC.
filed 2009-04-28
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes             No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock of the issuer outstanding as of April 24, 2009 was 32,233,600.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	March 31, 2009	September 30, 2008
	(Unaudited)

Current Assets
Cash and cash equivalents	$4,907	$974,276
Prepaid expenses	550	25,206

Total Current Assets	5,457	999,482

Property and Equipment
Computer equipment	30,111	22,933
Furniture and fixtures	21,027	18,833
Test equipment	9,696	7,313
Signs	213	213
Software	6,057	1,332
Video	48,177	48,177
Total property and equipment	115,281	98,801
Less: Accumulated depreciation	(35,460)	(22,634)

Property and Equipment, net	79,821	76,167

Other Assets
Patents-net	442,891	421,214
Trademarks-net	4,938	5,029

Total Other Assets	447,829	426,243

Total Assets	$533,107	$1,501,892

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT
	March 31, 2009	September 30, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$1,391,605	$1,359,328
Credit card payable	114,621	92,305
Accrued Liabilities	27,605	12,033
Franchise tax payable	-	800
Interest payable	99,549	133,332
Convertible notes payable	582,301	894,104
Notes payable - related party	296,469	243,500
Preferred Dividends Payable	35,343	6,300
Total Current Liabilities	2,547,493	2,741,702

Total Liabilities	2,547,493	2,741,702

Commitments and Contingencies (Note 5)	-	-

Stockholders' Deficit
Preferred Stock - 10,000,000 $.001 par value and 10,000,000	2	2
no par value authorized; 2,326 and 2,010 shares issued and outstanding as of March 31, 2009 and September 30, 2008, respectively
Common Stock - 90,000,000 $.001 par value and 50,000,000
no par value authorized; 32,233,600
outstanding as of March 31, 2009 and
September 30, 2008	32,234	32,234
Additional paid in capital	16,709,700	13,637,160
Accumulated Deficit	(18,756,322)	(14,909,206)

Total Stockholders' Deficit	(2,014,386)	(1,239,810)

Total Liabilities and Stockholders' Deficit	$533,107	$1,501,892

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Revenues	$-	$10,417	$-	$20,834

Salaries and Fringe Benefits	321,276	542,771	803,846	1,074,785
Professional Fees	435,326	710,149	2,484,072	1,486,983
Other general and administrative costs	77,673	300,552	175,985	444,960
Total General and Administrative Expenses	834,275	1,553,472	3,463,903	3,006,728

Operating Loss	(834,275)	(1,543,055)	(3,463,903)	(2,985,894)

Other Income (Expense)
Interest Income	-	128	142	5,660
Interest Expense	(48,059)	(267,974)	(172,681)	(294,867)
Total Other Expenses - net	(48,059)	(267,846)	(172,539)	(289,207)

Net Loss	$(882,334)	$(1,810,901)	$(3,636,442)	$(3,275,101)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.11)	$(0.10)

Basic and diluted weighted average
common shares outstanding	32,233,600	32,187,607	32,233,600	32,169,045

See the accompanying notes to the unaudited consolidated financial statement

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

OPERATING ACTIVITIES
Net loss	$(882,334)	$(1,810,901)	$(3,636,442)	$(3,275,101)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	11,349	9,701	22,375	16,271
Option expense	535,387	553,976	2,533,336	1,088,414
Warrant expense	-	140,175	63,512	140,175
Beneficial conversion expense	1,031	92,927	1,031	108,749
Issuance of stock for extension fee	-	162,000	-	162,000
Changes in Asset and Liabilities
Miscellaneous receivable		-	-	1,118
Prepaid expenses	8,388	(520)	24,656	51,888
Accounts payable	(37,184)	135,127	32,277	319,315
Accrued payroll taxes and wages	-	(9,932)	-	(13,012)
Accrued liabilities	8,022	-	15,572	-
Credit card payable	20,249	16,768	22,317	43,166
Franchise tax payable	-	-	(800)	-
Interest payable	41,262	17,543	(33,783)	26,655
Deferred revenue	-	(10,417)	-	(20,834)
Net Cash Used In Operating Activities	(293,830)	(703,553)	(955,949)	(1,351,196)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(16,480)	(49,345)
Purchase of intangibles	(22,735)	(22,217)	(31,137)	(28,117)
Net Cash Used in Investing Activities	(22,735)	(22,217)	(47,617)	(77,462)

FINANCING ACTIVITIES
Repayment of debt	-	(91,998)	(311,803)	(91,998)
Proceeds from debt	34,000	900,000	54,000	900,000
Proceeds from convertible preferred shares	292,000	-	292,000	-
Net Cash Provided By Financing Activities	326,000	808,002	34,197	808,002

Net Change in Cash and Cash Equivalents	9,435	82,232	(969,369)	(620,656)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	(4,528)	105,275	974,276	808,163
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$4,907	$187,507	$4,907	$187,507

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$-	$15,327	$132,000	$17,285

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Common stock for extension fee	$-	$162,000	$-	$162,000

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

Our operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009 or for any other period.

      Going Concern. In connection with their audit report on our consolidated financial statements as of September 30, 2008, the Company’s independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  As such, continuance of our operations is dependent upon our ability to raise sufficient capital.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Loss Per Share.  Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of March 31, 2009 and 2008, there were 14,528,584 and 5,333,441 potentially dilutive securities outstanding.

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

Patents.  It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of March 31, 2009 and are being amortized over 8 years.

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

Expense Categories.  Salaries and Fringe Benefits of $321,276 and $542,771 for the three months ended March 31, 2009 and 2008, respectively, and $803,846 and $1,074,785 for the six months ended March 31, 2009 and 2008, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $435,326 and $710,149 for the three months ended March 31, 2009 and 2008, and $2,484,072 and $1,486,983 for the six months ended March 31, 2009 and 2008, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will become effective for us beginning in the three months ending March 31, 2009.  The adoption of this pronouncement would have had no impact on our results or financial position as of March 31, 2009.

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

Note 2 — Concentrations

For the three months and six months ended March 31, 2009, we had no revenues. For the three months and six months ended March 31, 2008, we had one customer representing 100% of revenues.  As of March 31, 2009 and 2008, there were no amounts due from this customer.

We occasionally maintain bank account balances in excess of the federally insurable amount of $250,000.  The Company had cash deposits in excess of this limit on March 31, 2009 and September 30, 2008 of $0 and $724,276, respectively.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2009 and September 30, 2008, the note had an outstanding balance of $110,500.  The accrued interest on the note was $10,791 and $8,407 as of March 31, 2009 and September 30, 2008, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2009 and September 30, 2008, the note had an outstanding balance of $133,000.  The accrued interest on the note was $12,994 and $10,125 as of March 31, 2009 and September 30, 2008, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock.

We had an unsecured note payable due to Rich Stromback, our Chairman and a principal  shareholder,  that bore interest at 4% per annum with principal and interest due on December 31, 2008.  As of both December 31, 2008 and September 30, 2008, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of March 31, 2009 and September 30, 2008.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock.

We have an unsecured note payable to Seven Industries, a company that is wholly owned by J.B. Smith, a member of our Board of Directors and managing partner of Equity 11, Ltd. (“Equity 11”) who is our largest shareholder.  The note bears interest at 5% per annum with principal and interest due at June 30, 2009.  The note and accrued interest can be converted into shares of our common stock at $.66 per share at the sole discretion of the note holder.  As of March 31, 2009 and September 30, 2008, the note had an outstanding balance of $20,000 and $0, respectively.  The accrued interest on this note was $266 and $0 as of March 31, 2009 and September 30, 2008, respectively.

We have an unsecured note payable to Seven Industries, a company that is wholly owned by J.B. Smith, a member of our Board of Directors and managing partner of Equity 11 who is our largest shareholder.  The note bears interest at 5% per annum with principal and interest due at June 30, 2009.  The note and accrued interest can be converted into shares of our common stock at $.66 per share at the sole discretion of the note holder.  As of March 31, 2009 and September 30, 2008, the note had an outstanding balance of $32,969 and $0, net of unamortized discount of $1,031 and $0, respectively.  The accrued interest on this note was $382 and $0 as of March 31, 2009 and September 30, 2008, respectively.

Future maturities of related party long-term debt as of March 31, 2009 are as follows:

12 Months Ending March 31,
2010	$296,469

We have a payable to a related party totaling $49,171 and $63,775 as of March 31, 2009 and September 30, 2008, respectively, included in accounts payable on the consolidated balance sheets.

Note 4 — Notes Payable

We have the following convertible notes:

	March 31, 2009	September 30, 2008
Chris Marquez Note: Convertible note payable, 15% per annum interest rate, principal and interest payment was due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $0 and $15,367 was outstanding as of March 31, 2009 and September 30, 2008, respectively.	---	$94,104

George Resta Note:  Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Demand for repayment was made on September 8, 2008. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payments in October and November of 2008, but did not make payments thereafter. Accrued interest of $3,740 and $7,329 was outstanding as of March 31, 2009 and September 30, 2008, respectively.
	$38,744	50,000

Investment Hunter, LLC Note:  Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Demand for repayment was made on September 5, 2008. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December were made, but none have been made since.  Accrued interest of $23,646 and $73,288 was outstanding as of March 31, 2009 and September 30, 2008, respectively.
	$293,557	500,000

Mitchell Shaheen Note:  Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $26,031 and $10,685 was outstanding as of March 31, 2009 and September 30, 2008, respectively.
	150,000	150,000

Mitchell Shaheen Note:  Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $19,115 and $5,548 was outstanding as of March 31, 2009 and September 30, 2008, respectively.
	100,000	100,000

	$582,301	$894,104

Future maturities of the notes payable as of March 31, 2009 are as follows:

12 Months Ending March 31,
2010	$582,301

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

 Note 5 — Commitments and Contingencies

Consulting Agreements.

On June 1, 2007, we entered into a consulting agreement with The Rationale Group, LLC (“Rationale Group”).  The managing member of Rationale Group is Dr. William Coyro, Jr., who serves as the chairman of Ecology’s business advisory board.  The agreement expires June 1, 2009.  Ecology pays Rationale Group $11,000 per month under the Agreement.  Additionally, Ecology granted Rationale Group 200,000 options to purchase shares of our common stock for $2.00 per share.  Of these options, 50,000 options vested on December 1, 2007, 50,000 options vested on June 1, 2008, 50,000 options vested on December 1, 2008, and the remaining 50,000 options vest on June 1, 2009.  Additionally, we agreed to reimburse Rationale Group for all reasonable expenses incurred by Rationale Group in the conduct of our business. On February 11, 2009, we amended the agreement upon the following terms:

•	Six monthly payments to Rationale Group of $5,000, with payments ending on July 1, 2009.
•	Re-pricing of the 50,000 options that vested on December 1, 2007 by our Board to an exercise price of $.50 per share
•	Rationale Group forgave $121,000 owed by us to them.
•
Rationale Group transferred options to purchase 50,000 shares of common stock that vest on June 1, 2009 to Equity 11, our largest shareholder.  J.B. Smith, a director of our Board , is the managing partner and majority owner of Equity 11.

On July 26, 2007, we entered into a consulting agreement with DMG Advisors, LLC, owned by two former officers and directors of OCIS Corporation.  The terms of the agreement call for the transfer of the $100,000 standstill deposit paid to OCIS as a part of a total payment of $200,000.  The balance will be paid in equal installments on the first day of each succeeding calendar month until paid in full.  The agreement calls for the principals to provide services for 18 months in the area of investor relations programs and initiatives; facilitate conferences between Ecology and members of the business and financial community; review and analyze the public securities market for our securities; and introduce Ecology to broker-dealers and institutions, as appropriate.  The agreement expired on February 28, 2009.

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

On September 17, 2008, we entered into an agreement with Sales Attack LLC, an entity owned by J.B. Smith, a director of the Company and managing partner of Equity 11 who is our largest shareholder.  This agreement is for business and marketing consulting services.  This agreement expires on September 17, 2010 and calls for monthly payments of $20,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, and a grant of options to purchase 531,000 shares of our common stock for $1.05 per share. 177,000 of the options become exercisable on March 17, 2009, 177,000 of the options become exercisable on September 17, 2009, and 177,000 of the options become exercisable on March 17, 2010.  The options expire on December 31, 2020.  No monthly payments were made to Sales Attack, LLC for the three months ending on March 31, 2009.

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

On September 17, 2008, we entered into an agreement with DAS Ventures LLC (“Sales Attack”) under which Sales Attack will act as a consultant to us.  DAS Ventures, LLC is wholly owned by Doug Stromback, a principal shareholder and former director and brother of our Chairman, Rich Stromback,  Under this agreement, Sales Attack will provide business development services for which he will receive commissions on licensing revenues equal to 15% of revenues and commissions on product sales equal to 3% of said sales and reimbursement for information technology expenses incurred by the consultant in the performance of duties relating to the Company. This agreement expires on September 17, 2011.

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

On January 1, 2009, we entered into a new agreement with McCloud Communication to provide investor relations services to us.  The new agreement calls for monthly payments of $5,500 for 12 months.  In addition, the consultant forgave $51,603 in past due amounts owed by the Company in exchange for a reset of the exercise price on options to purchase 25,000 shares of our common stock that we issued to the consultant on April 8, 2008. The exercise price at the time of issuance was $4.75 per share.  This price was re-set by our Board to $.88 on February 6, 2009.

On January 5, 2009, we entered into an agreement with James Juliano to provide debt consulting services to us. Mr. Juliano is a principal in Equity 11. The agreement calls for twelve monthly payments of $7,500 and expires on December 31, 2009.  No monthly payments were made to Mr. Juliano for the three months ending on March 31, 2009.

Employment Agreements.

On January 1, 2007, we entered into an employment agreement with Sally J.W. Ramsey, Vice President New Product Development, that expires on January 1, 2012.  Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice.  Pursuant to the agreement, the officer will be paid an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012.  On December 15, 2008, we amended the agreement to reduce Ms. Ramsey’s annual base salary to $60,000.  In addition, 450,000 options were granted to the officer to acquire our common stock at $2.00 per share. 150,000 options will vest on January 1, 2010, 150,000 options will vest on January 1, 2011 and the remaining 150,000 options will vest January 1, 2012.  The options expire on January 1, 2022.

On February 1, 2007, we entered into an employment agreement with Kevin Stolz, Chief Financial Officer, Controller and Chief Accounting Officer, that expired on February 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $120,000 and was granted 25,000 options to acquire our common stock at $2.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008.  All of the options vested on February 1, 2008. The options expire on February 1, 2017. On February 1, 2008, we entered into a new agreement with this officer.  This new agreement expires on February 1, 2010 and calls for an annual salary of $140,000.  Further, Mr. Stolz was granted 50,000 options to purchase shares of our common stock at $3.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008.  25,000 options vest on February 1, 2009 and the remaining 25,000 options vest on February 1, 2010.  This agreement was modified effective October 1, 2008.  Under the modified agreement, Mr. Stolz receives an annual base salary of $70,000, subject to increase to $140,000 upon the achievement by the Company of revenues of at least $100,000.  Additionally, we granted Mr. Stolz options to purchase 10,000 shares of our common stock at $1.05 per share.  The options become exercisable on September 17, 2009 and expire on September 17, 2018. Mr. Stolz assumed the additional title of Chief Financial Officer on March 26, 2009.

On May 21, 2007, we entered into an employment agreement with David W. Morgan, Chief Financial Officer, that will expire on May 21, 2009.  Pursuant to the agreement, Mr. Morgan will be paid an annual base salary of $160,000 and was granted 300,000 options to acquire our common stock at $2.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008. 75,000 of the options vested on May 21, 2008, and 225,000 of the options will vest on May 21, 2009.  The options expire on May 21, 2017. On October 1, 2007, the Company modified the employment agreement to increase the salary from $160,000 to $210,000.  This agreement was terminated on December 3, 2008 and Mr. Morgan continued to serve as our Chief Financial Officer and was being paid $60,000 per annum. Mr. Morgan resigned on March 26, 2009. We will pay medical insurance premiums of $1,128 per month through September of 2009.

On December 28, 2007, we entered into an employment agreement with Richard Stromback, our Chairman of the Board of Directors and Chief Executive Officer.  Under this agreement, Mr. Stromback was to be paid at a rate of $320,000 per year through August 8, 2010.  This agreement was terminated by consent of both parties on September 17, 2008.  See also the discussion of Mr. Stomback’s consulting agreement above.

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

Lease Commitments.

a.
On August 1, 2005, we leased our office facilities in Akron, Ohio for a rent of $1,800 per month. The lease expired July 1, 2006 and was renewed under the same terms through August 31, 2007.  The Company now leases that property on a month-to-month basis for the same rent.  Rent expense for the six months ended March 31, 2009 and 2008 was $10,800 and $10,800, respectively. Rent expense for the three months ended March 31, 2009 and 2008 was $5,400 and $5,400, respectively

b.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan.  The lease calls for average monthly rent of $2,997 and expires on September 30, 2010.  The landlord is a company owned by a shareholder and director of Ecology. Rent expense for the six months ended March 31, 2009 was $16,988. Rent expense for the three months ended March 31, 2009 was $8,855.

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

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 500,000 shares of our stock at $2.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $.90 per share.  The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 7.9 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 262,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.9 years.

On March 1, 2008, we issued warrants to George Resta to purchase 12,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.9 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 125,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.9 years.

On June 9, 2008, we issued warrants to Hayden Capital to purchase 210,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.2 years.

On June 21, 2008, we issued warrants to Mitchell Shaheen to purchase 100,000 shares of our common stock at $.75 per share.  The warrants vested upon issuance. The weighted average remaining life of the warrants is 9.2 years.

On July 14, 2008, we issued warrants to Mitchell Shaheen to purchase 100,000 shares of our common stock at $.50 per share.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.2 years.

On July 14, 2008, we issued warrants to George Resta to purchase 15,000 shares of our common stock at $1.75 per share. The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.2 years.

On July 14, 2008, we issued warrants to Investment Hunter, LLC to purchase 15,000 shares of our common stock at $1.75 per share. The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.2 years.

We issued the following immediately vested warrants to Equity 11 in conjunction with Equity 11’s purchases of our 5% convertible preferred stock:

	Strike	Date	Expiration
Number	Price	Issued	Date
100,000	$0.75	July 28, 2008	July 28, 2018
5,000	$0.75	August 20, 2008	August 20, 2018
25,000	$0.75	August 27, 2008	August 27, 2018
500,000	$0.75	August 29, 2008	August 29, 2018
375,000	$0.75	September 26, 2008	September 26, 2018
47,000	$ 0.75	January 23, 2009	January 23, 2014
15,000	$ 0.75	February 10, 2009	February 10, 2014
12,500	$ 0.75	February 18, 2009	February 18, 2014
20,000	$ 0.75	February 26, 2009	February 26, 2014
11,500	$ 0.75	March 10, 2009	March 10, 2014
40,000	$ 0.75	March 26, 2009	March 26, 2014

On November 11, 2008, we issued warrants to purchase 2,000,000 shares of our common stock at $.50 per share to Trimax. The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.6 years.

Shares.  On February 6, 2008, we entered into an allonge to the promissory note made to Christopher Marquez on February 28, 2006.  The amount owed, including principal and accrued interest, totaled $142,415 and the note matured on December 31, 2007 (See Note 4).  The maturity date of the note was extended to May 31, 2008, with interest continuing at 15% per annum.  In consideration of this extension, we issued 60,000 shares of our common stock to the note holder and granted the holder certain priority payment rights.

On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities.  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share.  The preferred securities carry “as converted” voting rights.  As of March 31, 2009, we had issued 2,326 of these convertible preferred shares.  As we sell additional convertible preferred securities under this agreement, we will issue attached warrants (500 warrants for each $1,000 convertible preferred share sold).  The warrants will be immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our 5% convertible preferred stock through March 31, 2009.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

The Company granted non-statutory options as follows during the six months ended March 31, 2009:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term	Aggregate Fair Value
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2	$5,011,500
Granted	$.77	490,000	9.6	$286,662
Exercised	---	---	---	---
Forfeited	$2.14	850,000	8.0	$928,806
Outstanding as of March 31, 2009	$1.34	4,282,119	8.7	$4,369,356
Exercisable	$1.38	2,308,119	8.3	$2,200,571

2,308,119 of the options were exercisable as of March 31, 2009.  The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of March 31, 2009.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

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

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Dividend	None
Expected volatility	86.04%-101.73%
Risk free interest rate	.10%-5.11%
Expected life	5 years

The expected volatility was derived utilizing the price history of another publicly traded nanotechnology company.  This company was selected due to the fact that it is widely traded and is in the same equity sector as our Company.

The risk free interest rate figures shown above contain the range of such figures used in the Black-Scholes calculation.  The specific rate used was dependent upon the date of the option grant.

Based upon the above assumptions and the weighted average $1.34 exercise price, the options outstanding at March 31, 2009 had a total unrecognized compensation cost of $887,329 which will be recognized over the remaining weighted average vesting period of .5 years. Options cost of $2,533,336 was recorded as an expense for the six months ended March 31, 2009 of which $407,872 was recorded as compensation expense and $2,125,464 was recorded as consulting expense.

Note 8 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the six months ended March 31, 2009 and 2008, we incurred net losses of ($3,636,442) and ($3,275,101), respectively.  As of March 31, 2009 and September 30, 2008, we had stockholders’ deficits of ($2,014,386) and ($1,239,810), respectively.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  We will need to acquire additional immediate funding to continue our operations in May 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 9 — Subsequent Events

On April 14, 2009, Equity 11 paid $21,000 to purchase an additional 21 shares of our 5% convertible preferred stock and was issued an additional warrant to purchase 10,500 shares at a price $.75 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact, the information presented herein constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as, Ecology Coatings (the “Company”), by and through its management, “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the Company’s ability to: successfully commercialize its technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract immediate additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of adverse changes in general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Cautionary Factors that May Affect Future Results” enumerated herein.

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

Operating Results

Six Months Ended March 31, 2009 and 2008

Revenues.  Our revenues for the six months ended March 31, 2008 were $20,834 and derived from our licensing agreement with Red Spot.  These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.  We generated no revenues for the six months ended March 31, 2009.

Salaries and Fringe Benefits.  The decrease of approximately $271,000 in such expenses for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 is the result of the elimination of two salaried employees, the reduction of the salary of one employee effective October 1, 2008, and the reduction of  the salaries of three employees in December 2008.  These reductions were partially offset by the expense associated with options issued to two employees in September and December 2008.

Professional Fees.  The increase of approximately $1,000,000 in these expenses for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 is the result of the issuance of 2,000,000 options to Trimax in November 2008.  These options vested upon issuance, so the entire charge of $1,368,000 was recognized in that month. This expense was offset by a reduction of approximately $370,000 in fees and options paid or awarded to consultants for a variety of services. Three such consultants are no longer under agreement with us and two others have reduced their ongoing fees to us.

Other General and Administrative.  The decrease of approximately $269,000 in these expenses for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 reflects reductions in legal fees relating to SEC filings, in-sourcing the work of preparing SEC filings, the elimination of debt extension fees, and the reduction of travel and travel-related expenses.

Operating Losses.  The increased loss between the reporting periods is explained by the increases in the expense categories discussed above and the decrease in revenue over the periods.

Interest Expense. The decrease of approximately $122,000 for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 is the result of the expensing of the value of detachable warrants issued with bridge notes in the earlier period partially offset by the revaluing of previously issued detachable warrants and an increase of approximately $700,000 in average outstanding debt for the 2008 period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the six months ended March 31, 2009 and 2008 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The increase in the Net Loss of approximately $361,000 for the six months ended March 31, 2009 compared to the six months ended March 31, 2008, while more fully explained in the foregoing discussions of the various expense categories, is due primarily to the expensing of a grant of 2,000,000 options awarded to a consultant in November 2008 offset by salary and benefit reductions of approximately $271,000, reductions to general and administrative expenses of approximately $269,000, and by reductions of approximately $370,000 in fees and options paid or awarded to consultants.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the six months ended March 31, 2009 reflects the increased Net Loss discussed above partially offset by the increase in weighted average shares outstanding during the six months ended March 31, 2009.

Three Months Ended March 31, 2009 and 2008

Revenues.  For the three months ended March 31, 2008, revenues were $10,417 and derived from our licensing agreement with Red Spot.  These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to the Company in May 2005 and not from any subsequent transactions.  We generated no revenues for the three months ended March 31, 2009.

Salaries and Fringe Benefits.  The decrease of approximately $221,000 in salaries and fringe benefits  for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is the result of the elimination of two salaried employees, the reduction of the salary of one employee effective October 1, 2008, and the reduction of the salaries of three employees in December 2008.  These reductions were partially offset by the expense associated with options issued to two employees in September 2008.

Professional Fees.  The decrease of approximately $275,000 in for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is the result of the reduction in the use of consultants in the 2009 period.

Other General and Administrative.  The decrease of approximately $223,000 in these expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reflects reductions in legal fees relating to SEC filings, in-sourcing the work of preparing SEC filings, the elimination of debt extension fees, and the reduction of travel and travel-related expenses.

Operating Losses.  The approximately $709,000 decrease in operating loss between the reporting periods is explained by decreases in the expense categories discussed above.

Interest Expense. The decrease of approximately $220,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is the result of the expensing of the value of detachable warrants issued with bridge notes in the earlier period partially offset by the revaluing of previously issued detachable warrants and an increase of approximately $700,000 in average outstanding debt for the 2008 period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended March 31, 2009 and 2008 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The decrease in the Net Loss of approximately $928,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended March 31, 2009 reflects the decreased Net Loss discussed above partially offset by the increase in weighted average shares outstanding during the three months ended March 31, 2009.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2009 and September 30, 2008 totaled $4,907 and $974,276, respectively.  The decrease reflects cash used in operations of $955,949, cash used to purchase fixed and intangible assets of $47,617, and cash used to pay down debt of $311,803.  This decrease was partially offset by borrowings of $54,000 and the issuance of $292,000 in convertible preferred stock.

We are an early stage company and have incurred an accumulated deficit of ($18,756,322).  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  We have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

We expect to continue using substantial amounts of cash to: (i) develop and protect our intellectual property; (ii) further develop and commercialize our products; (iii) fund ongoing salaries, professional fees, and general administrative expenses.  Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenue ..

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of convertible preferred securities.

As of March 31, 2009, we had convertible notes payable to five separate parties on which we owed approximately $709,481 in principal and accrued interest.  These convertible notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by the Company.  Notes and the accrued interest totaling $654,833 owing to three note holders were due prior to September 30, 2008 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the remaining principal and interest balance on two of these notes.  We have not made any payment to the third note holder to whom we owed approximately $295,000 in principal and accrued interest as of March 31, 2009.  Additionally, we have notes owing to shareholders totaling approximately $270,000 including accrued interest as of March 31, 2009.  These notes are due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured.

On six separate occasions beginning January 23, 2009 and concluding March 26, 2009, Equity 11 purchased a total of 292 convertible preferred shares at $1,000 per share.  This brought their total holdings of such shares to 2,326.  We will need to raise immediate additional funds in May 2009 to continue our operations. At present, we do not have any binding commitments for additional financing.  If we are unable to obtain additional financing, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On March 31, 2009, we had 32,233,600 common shares issued and outstanding and 2,326 in convertible preferred shares issued and outstanding.  These preferred shares and accumulated and unpaid dividends can be converted into a total of 4,722,685 shares of our common stock.  As of March 31, 2009, options and warrants to purchase up to 8,773,119 shares of common stock had been granted.  Additionally, approximately $709,481 of our notes and accrued interest could be converted into 1,032,780 shares of common stock under if we undertake a private or public new stock offering which results in the proceeds of at least $1,000,000.

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

Patents.  It is our policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees.  Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life.  For purposes of the preparation of the unaudited, consolidated financial statements found elsewhere in this Form 10-Q, we have recorded amortization expense associated with the patents based on an eight year useful life.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, although earlier adoption is permitted. SFAS 159 became effective for us beginning with fiscal 2009.  We are currently evaluating what effects the adoption of SFAS 159 will have on our future results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will become effective for us beginning in the three months ending March 31, 2009.  The adoption of this pronouncement would have had no impact on our results or financial position as of March 31, 2009.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our  “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management is aware that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters.  This constitutes a deficiency in financial reporting.  Because of this, we made changes to certain of our internal controls, specifically those pertaining to the control of cash, credit card expenditures and the calculation of options expenses.  These changes have been in effect since December 31, 2008.  Management is satisfied that these changes have satisfactorily addressed areas of risk identified in our assessment of our internal and disclosure controls for the fiscal year ended September 30, 2008.

Our auditors noted some errors in connection with certain stock option agreements that resulted in post closing adjustments.  These adjustments are reflected in the financial statements contained in this Form 10-Q.  These errors constitute a significant deficiency in our internal controls over financial reporting.  Management will remedy these weaknesses going forward.

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above.

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

Risks Related to the Company

We are largely an early stage company and have a history of operating losses

We are largely an early stage company and had an accumulated deficit of $18,756,322 as of March 31, 2009.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We will need to raise additional capital in May 2009 in order to continue to fund our operations.

We have entered the emerging business of nanotechnology, which carries significant developmental and commercial risk

We have expended in excess of $1,000,000 to develop our nanotechnology-enabled  and other products.  We expect to continue expending significant sums in pursuit of further development of our technology. Such research and development involves a high degree of risk with significant uncertainty as to whether a commercially viable product will result.

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

We will need additional financing in May 2009

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, and the results of future research and development and competition.  Our past capital raising activities have not been sufficient to fund our working and other capital requirements and we will need to raise additional funds through private or public financings in May 2009. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders.  During our last fiscal year, we relied on short term debt financing, most of which carried a 25% interest rate, to fund our operations.  As of March 31, 2009, we were in default on approximately $709,481 in short term debt, including accrued interest, and raised only $346,000 from the issuance of a convertible note and the sale of convertible preferred shares during the six months ended March 31, 2009.  We do not currently have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us or at all.  If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations.  Our inability to raise adequate funds will have a material adverse effect on our business, results of operations and financial condition and may force us to seek protection under the bankruptcy laws.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  We do not have employment agreements with our Chief Executive Officer, Chief Operating Officer or General Counsel.

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

We expect that our products will have a long sales cycle

One of our target markets is the original equipment manufacturer (OEM) market. OEMs traditionally have substantial capital investments in their plant and equipment, including the coating portion of the production process.  In this market, the sale of our coating technology will be subject to budget constraints and resistance to change with respect to long-established production techniques and processes, which could result in a significant reduction or delay in our anticipated revenues.  We cannot assure investors that such customers will have the necessary funds to purchase our technology and products even though they may want to do so.  Further, even if such customers have the necessary funds, we may experience delays and relatively long sales cycles due to their internal-decision making policies and procedures and reticence to change.

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

There is a significant amount of competition in our market

The industrial coatings market is extremely competitive.  Competitive factors our products face include ease of use, quality, portability, versatility, reliability, accuracy, cost, switching costs and other factors.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors who have competitive technology and products for many of our products.  Further, there can be no assurance that new companies will not enter our markets in the future.  Although we believe that our products are distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, there can be no assurance that we will be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share.  There can be no assurance that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

We have limited marketing capability

We have limited marketing capabilities and resources.  In order to achieve market penetration, we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our technology and products.  Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to establish strategic marketing arrangements with OEMs and suppliers.  No assurance can be given that we will be able to enter into any such arrangements or if entered into that they will be successful.  Our failure to successfully develop our marketing capabilities, both internally and through third-party alliances, would have a material adverse effect on our business, operating results and financial condition.  Further, there can be no assurance that, if developed, such marketing capabilities will lead to sales of our technologies and products.

We have limited manufacturing capacity

We have limited manufacturing capacity for our products.  In order to execute our contemplated direct sales strategy, we will need to either: (i) acquire existing manufacturing capacity; (ii) develop a manufacturing capacity “in-house”; or (iii) identify suitable third parties with whom we can contract for the manufacture of our products.  To either acquire existing manufacturing capacity or to develop such capacity, significant capital or outsourcing will be required.  There are no assurances that we can raise the necessary capital to acquire existing manufacturing capacity or to develop such capacity.  Moreover, we have not identified potential third parties with whom we could contract for the manufacture of our coatings.  There can be no guarantee that such arrangements, if consummated, would be suitable to meet our needs.

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

We are uncertain of our ability to protect our technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary Liquid Nanotechnology™, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover a number of aspects of our Liquid Nanotechnology™.  The U.S. Patent Office (“USPTO”) has issued seven patents to us.  We have five applications still pending before the USPTO and twenty-two patent applications pending in other countries, plus three pending ICT international patent applications.

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

There are economic and general risks relating to our business

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

Risk Related to our Common Stock

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will likely make our price more volatile. This may make it difficult for our investors to sell our common stock for a positive return on investment.

The public market for our common stock has historically been very volatile. During fiscal year 2008, our low and high market prices of our stock were $.51 per share (August 18, 2008) and $3.65 per share (January 7, 2008).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholders to sell our common stock.

Control by key stockholders

As of March 31, 2009, our largest stockholders, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 78.3% of the voting power of our outstanding capital stock.  In addition, pursuant to the Securities Purchase Agreement we entered into with Equity 11, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

We have never paid dividends and have no plans to do so in the future

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our Securities Purchase Agreement with Equity 11 (“Equity 11”) prevents the payment of any dividends to our common stockholders without the prior approval of Equity 11.

The issuance of options, warrants, and convertible securities may dilute the ownership interest of our stockholders

As of March 31, 2009, we had granted options to purchase 4,282,119 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  Under the Securities Purchase Agreement that we entered into with Equity 11, Equity 11 can purchase up to $5,000,000 in convertible preferred shares at $1,000 per preferred share.  These preferred shares are convertible into a total of 10,000,000 shares of our common stock.  As of March 31, 2009, Equity 11 had purchased $2,326,000 in convertible preferred shares, potentially convertible into 4,652,000 shares of our common stock.  If Equity 11 were to purchase the remaining $2,674,000 in convertible preferred stock, these additional shares would be convertible into 5,348,000 shares of our common stock.  The same Securities Purchase Agreement awards 500 warrants for each convertible preferred share issued and entitle Equity 11 to purchase one share of our common stock at $.75 per common share for each warrant.  As of March 31, 2009, we had issued warrants to purchase 4,491,000 shares of our common stock which includes 1,151,000 warrants issued to Equity 11.  If Equity 11 purchases the remaining $2,674,000 in Convertible Preferred Shares it is entitled to under the Securities Purchase Agreement, an additional 1,337,000 warrants to purchase shares of our common stock at $.75 per common share will be issued.  As of March 31, 2009, there was $709,481 outstanding in principal and accrued interest on notes that can be converted into 1,032,780 shares of common stock.  Since March 31, 2009, we have issued an additional 10,500 warrants and sold an additional $21,000  in convertible preferred shares to Equity 11.  To the extent that our outstanding stock options and warrants are exercised and Convertible Preferred Shares are converted to common stock, dilution to the ownership interests of our stockholders will occur.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The common stock and preferred stock can be issued by our Board of Directors without stockholder approval.  Any future issuances of our common stock or preferred stock could further dilute the percentage ownership of our existing stockholders.

Indemnification of officers and directors

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  In addition, we maintain Directors and Officers liability insurance.  Our shareholders will have only limited recourse against such directors and officers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is a description of all of our sales of unregistered securities during the quarter ended March 31, 2009.  Each convertible preferred share is convertible into common stock at a conversion rate of $.50 per share at any time at the election of Equity 11.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”).  All such sales were exempt from registration under Regulation D or under Section 4(2) of the Act, as transactions not involving a public offering.  Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Issuance of warrants in relation to new debt

None.

Other issuances of stock and warrants

On January 23, 2009, Equity 11 purchased an additional 94 shares of 5% Convertible Preferred Shares at a purchase price of $1,000 per share pursuant to Securities Purchase Agreement entered into between the Company and Equity 11on August 28, 2008.   The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.  Coincident with the purchase of additional Convertible Preferred Shares, Equity 11 was issued an additional warrant to purchase 47,000 shares of common stock at a price $.75 per share.

On February 11, 2009, Equity 11 purchased an additional 30 shares of 5% Convertible Preferred Shares at a purchase price of $1,000 per share pursuant to Securities Purchase Agreement entered into between  the Company and Equity 11 on August 28, 2008.  The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.  Coincident with the purchase of additional Convertible Preferred Shares, Equity 11 was issued an additional warrant to purchase 15,000 shares of common stock at a price $.75 per share.

On February 18, 2009, Equity 11 purchased an additional 25 shares of 5% Convertible Preferred Shares at a purchase price of $1,000 per share pursuant to Securities Purchase Agreement entered into between  the Company and Equity 11 on August 28, 2008.  The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.  Coincident with the purchase of additional Convertible Preferred Shares, Equity 11 was issued an additional warrant to purchase 12,500 shares of common stock at a price $.75 per share.

On February 26, 2009, Equity 11 purchased an additional 40 shares of 5% Convertible Preferred Shares at a purchase price of $1,000 per share pursuant to Securities Purchase Agreement entered into between  the Company and Equity 11 on August 28, 2008.  The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.  Coincident with the purchase of additional Convertible Preferred Shares, Equity 11 was issued an additional warrant to purchase 20,000 shares of common stock at a price $.75 per share.

On March 10, 2009, Equity 11 purchased an additional 23 shares of 5% Convertible Preferred Shares at a purchase price of $1,000 per share pursuant to Securities Purchase Agreement entered into between  the Company and Equity 11on August 28, 2008.  The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.  Coincident with the purchase of additional Convertible Preferred Shares, Equity 11 was issued an  additional warrant to purchase 11,500 shares of common stock at a price $.75 per share.

On March 26, 2009, Equity 11 purchased an additional 80 shares of 5% Convertible Preferred Shares at a purchase price of $1,000 per share pursuant to Securities Purchase Agreement entered into between  the Company and Equity 11on August 28, 2008.  The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.  Coincident with the purchase of additional Convertible Preferred Shares, Equity 11 was issued an  additional warrant to purchase 40,000 shares of common stock at a price $.75 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2009, the Company was in default in the payment of principal and interest on the following promissory notes:

Note Holder	Principal In Default (Including Interest)	Initial Interest Rate	Initial Default Date	Default Report on 8-K Filed On
Investment Hunter, LLC	$317,202	25%	June 30, 2008	September 8, 2008
Mitchell Shaheen	$176,031	25%	July 18, 2008	September 3, 2008
Mitchell Shaheen	$119,115	25%	August 10, 2008	September 3, 2008
George Resta	$42,484	25%	June 30, 2008	September 8, 2008

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended March 31, 2009.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation .(2)

3.3	By-laws (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (11)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (16)

4.1	Form of Common Stock Certificate of the Company. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated March 1, 2008. (7)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (7)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (8)

10.28	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (9)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (10)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (10)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (10)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (10)

10.33	Equity 11, Ltd. commitment letter dated August 25, 2008. (11)

10.34	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (11)

10.35	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (11)

10.36	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (11)

10.37	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (12)

10.38	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (12)

10.39	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (12)

10.40	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (13)

10.41	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (14)

10.42	Promissory Note dated January 8, 2009 in favor of Seven Industries. (17)

10.43	Amendment of December 24, 2008 Promissory Note. (17)

10.44	Second Amendment To Securities Purchase Agreement. (18)

10.45	Warrant W-6. (18)

10.46	Warrant W-8. (19)

10.47	Warrant W-9. (20)

10.48	Warrant W-10. (21)

10.49	Warrant W-11. (22)

10.50	Warrant W-12 (24)

14.1	Charter of Audit Committee. (15)

14.2	Charter of Compensation Committee. (15)

21.1	List of subsidiaries. (2)

24.1	Power of Attorney. (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Cover letter for 2008 Annual Report (10-KSB) by Ecology Coatings, Inc. (23)

*           Filed herewith.

(1) Incorporated by reference from OCIS’ registration statement on Form SB-2 filed with the Commission.

(2) Incorporated by reference from our Form 8-K filed with the Commission on July 30, 2007.

(3) Incorporated by reference from our From 8-K filed with the Commission on February 12, 2008.

(4) Incorporated by reference from our Form 8-K filed with the Commission on February 22, 2008.

(5) Incorporated by reference from our Form 8-K filed with the Commission on May 22, 2008.

(6) Incorporated by reference from our Form 8-K filed with the Commission on June 11, 2008.

(7) Incorporated by reference from our Form 8-K filed with the Commission on March 20, 2008.

(8) Incorporated by reference from our Form 8-K filed with the Commission on April 3, 2008.

(9) Incorporated by reference from our Form 8-K filed with the Commission on June 24, 2008.

(10) Incorporated by reference from our Form 8-K filed with the Commission on July 17, 2008.

(11) Incorporated by reference from our Form 8-K/A filed with the Commission on August 9, 2007.

(12) Incorporated by reference from our Form 8-K filed with the Commission on September 19, 2008.

(13) Incorporated by reference from our Form 8-K filed with the Commission on October 28, 2008.

(14) Incorporated by reference from our Form 8-K filed with the Commission on November 13, 2008.

(15) Incorporated by reference from our Form 10-KSB filed with the Commission on December 23, 2008.

(16) Incorporated by reference from our Form 8-K filed with the Commission on September 30, 2008.

(17) Incorporated by reference from our Form 8-K filed with the Commission on January 9, 2009.

(18) Incorporated by reference from our Form 8-K filed with the Commission on January 23, 2009.

(19) Incorporated by reference from our Form 8-K filed with the Commission on February 12, 2009.

(20) Incorporated by reference from our Form 8-K filed with the Commission on February 27, 2009.

(21) Incorporated by reference from our Form 8-K filed with the Commission on March 10, 2009.

(22) Incorporated by reference from our Form 8-K filed with the Commission on March 27, 2009.

(23) Incorporated by reference from our Form 8-K filed with the Commission on January 30, 2009.

(24) Incorporated by reference from our Form 8-K filed with the Commission on April 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 28, 2009	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: CEO

By: /s/ Kevin Stolz
Kevin Stolz
Its: CFO