Form 10-Q
period 2009-08-19
ECOLOGY COATINGS, INC.
filed 2009-08-19
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐            No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock of the issuer outstanding as of August 17, 2009 was 32,233,600.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	June 30, 2009	September 30, 2008
	(Unaudited)

Current Assets
Cash and cash equivalents	$4,257	$974,276
Prepaid expenses	1,400	25,206

Total Current Assets	5,657	999,482

Property and Equipment
Computer equipment	30,111	22,933
Furniture and fixtures	21,027	18,833
Test equipment	9,696	7,313
Signs	213	213
Software	6,057	1,332
Video	48,177	48,177
Total property and equipment	115,281	98,801
Less: Accumulated depreciation	(42,034)	(22,634)

Property and Equipment, net	73,247	76,167

Other Assets
Patents-net	437,554	421,214
Trademarks-net	5,771	5,029

Total Other Assets	443,325	426,243

Total Assets	$522,229	$1,501,892

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT
	June 30, 2009	September 30, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$1,398,823	$1,359,328
Credit card payable	114,621	92,305
Accrued Liabilities	4,202	12,033
Franchise tax payable	-	800
Interest payable	142,380	133,332
Convertible notes payable	582,301	894,104
Notes payable - related party	243,500	243,500
Preferred Dividends Payable	12,258	6,300
Total Current Liabilities	2,498,085	2,741,702

Total Liabilities	2,498,085	2,741,702

Commitments and Contingencies (Note 5)	-	-

Stockholders' Deficit
Preferred Stock - 10,000,000 $.001 par value and 10,000,000	2	2
no par value authorized; 2,800 and 2,010 shares issued and outstanding as of June 30, 2009 and September 30, 2008, respectively
Common Stock - 90,000,000 $.001 par value and 50,000,000
no par value authorized; 32,233,600
outstanding as of June 30, 2009 and
September 30, 2008	32,234	32,234
Additional paid in capital	19,035,348	13,637,160
Accumulated Deficit	(21,043,440)	(14,909,206)

Total Stockholders' Deficit	(1,975,856)	(1,239,810)

Total Liabilities and Stockholders' Deficit	$522,229	$1,501,892

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$-	$4,050	$-	$24,884

Salaries and Fringe Benefits	301,700	444,920	1,105,546	1,519,705
Professional Fees	322,032	758,691	2,806,104	2,245,674
Other general and administrative costs	63,967	111,533	239,953	556,493
Total General and Administrative Expenses	687,699	1,315,144	4,151,603	4,321,872

Operating Loss	(687,699)	(1,311,094)	(4,151,603)	(4,296,988)

Other Income (Expense)
Interest Income	-	11	142	5,671
Interest Expense	(49,435)	(966,248)	(222,115)	(1,261,115)
Total Other Expenses - net	(49,435)	(966,237)	(221,973)	(1,255,444)

Net Loss	$(737,134)	$(2,227,331)	$(4,373,576)	$(5,552,432)

Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.14)	$(0.17)

Basic and diluted weighted average
common shares outstanding	32,233,600	32,210,684	32,233,600	32,182,874

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	nine months ended	nine months ended
	June 30, 2009	June 30, 2008

OPERATING ACTIVITIES
Net loss	$(4,373,576)	$(5,552,432)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	33,725	25,971
Option expense	2,866,914	1,610,456
Warrant expense	63,512	841,887
Beneficial conversion expense	2,062	301,517
Issuance of stock for extension fee	-	162,000
Changes in Asset and Liabilities
Miscellaneous receivable	-	1,118
Prepaid expenses	23,806	41,688
Accounts payable	39,495	684,429
Accrued payroll taxes and wages	-	(13,960)
Accrued liabilities	(7,832)	-
Credit card payable	22,317	81,998
Franchise tax payable	(800)	-
Interest payable	9,048	93,107
Deferred revenue	-	(24,884)
Net Cash Used In Operating Activities	(1,321,329)	(1,747,105)

INVESTING ACTIVITIES
Purchase of fixed assets	(16,480)	(49,345)
Purchase of intangibles	(31,409)	(92,546)
Net Cash Used in Investing Activities	(47,889)	(141,891)

FINANCING ACTIVITIES
Repayment of debt	(372,801)	(91,998)
Proceeds from debt	61,000	-
Proceeds from convertible preferred shares	711,000	1,200,000
Net Cash Provided By Financing Activities	399,199	1,108,002

Net Change in Cash and Cash Equivalents	(970,019)	(780,994)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	974,276	808,163
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$4,257	$27,169

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	nine months ended	nine months ended
	June 30, 2009	June 30, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$132,000	$24,614

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Common stock for extension fee	$-	$162,000

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

Our operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009 or for any other period.

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

Description of the Company.  We were originally incorporated on March 12, 1990 in California (“Ecology-CA”).  Our current entity was incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”).  OCIS completed a merger with Ecology-CA on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc.  We develop nanotechnology-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. Ecology’s markets consist of electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”).

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

Loss Per Share.  Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of June 30, 2009 and 2008, there were 19,109,588 and 5,333,441 potentially dilutive shares outstanding.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 was issued to clarify the requirements of SFAS109 relating to the recognition of income tax benefits. As of June 30, 3009, we had no unrecognized tax benefits due to uncertain tax positions.

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

Patents.  It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of June 30, 2009 and are being amortized over 8 years.

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

Expense Categories.  Salaries and Fringe Benefits of $301,700 and $444,920 for the three months ended June 30, 2009 and 2008, respectively, and $1,105,546 and $1,519,705 for the nine months ended June 30, 2009 and 2008, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $322,032 and $758,691 for the three months ended June 30, 2009 and 2008, and $2,806,104 and $2,245,674 for the nine months ended June 30, 2009 and 2008, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, as amendment to SFAS No. 140 (SFAS166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS 166 in fiscal 2010 as applicable. It would not have had any impact on any of the financial statements that we’ve issued to date.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective on January 1, 2010. We do not anticipate SFAS 167 will have a material impact on our consolidated financial statements upon adoption.

FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 becomes effective for us for the period ending after September 15, 2009.  We have determined that the adoption of SFAS 168 will not have an impact on our financial statements.

Note 2 — Concentrations

For the three months and nine months ended June 30, 2009, we had no revenues. For the three months and nine months ended June 30, 2008, we had one customer representing 100% of revenues.  As of June 30, 2009 and 2008, there were no amounts due from this customer.

We occasionally maintain bank account balances in excess of the federally insurable amount of $250,000.  The Company had cash deposits in excess of this limit on June 30, 2009 and September 30, 2008 of $0 and $724,276, respectively.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2009 and September 30, 2008, the note had an outstanding balance of $110,500.  The accrued interest on the note was $12,000 and $8,407 as of June 30, 2009 and September 30, 2008, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2009 and September 30, 2008, the note had an outstanding balance of $133,000.  The accrued interest on the note was $14,450 and $10,125 as of June 30, 2009 and September 30, 2008, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We had an unsecured note payable due to Rich Stromback, our Chairman and a principal  shareholder,  that bore interest at 4% per annum with principal and interest due on June 30, 2009.  As of both June 30, 2009 and September 30, 2008, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of June 30, 2009 and September 30, 2008.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

Future maturities of related party long-term debt as of June 30, 2009 are as follows:

12 Months Ending June 30, 2009,
2010	$243,500

We have a payable to a related party totaling $49,191 and $63,775 as of June 30, 2009 and September 30, 2008, respectively, included in accounts payable on the consolidated balance sheets.

Note 4 — Notes Payable

We have the following convertible notes:

	June 30, 2009	September 30, 2008
Chris Marquez Note: Convertible note payable, 15% per annum interest rate, principal and interest payment was due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $15,367 was outstanding at September 30, 2008.	---	$94,104

George Resta Note:  Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Demand for repayment was made on September 8, 2008. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payments in October and November of 2008, but did not make payments thereafter. Accrued interest of $6,388 and $7,329 was outstanding as of June 30, 2009 and September 30, 2008, respectively.
	$38,744	50,000

Investment Hunter, LLC Note:  Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. All outstanding principal and interest is convertible, at the note holder’s option, into the Company’s common shares at the lower of the closing price of the shares on the last trading date prior to conversion or at the average share price at which the Company sells its debt or equity securities in its next public offering or other private offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Demand for repayment was made on September 5, 2008. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December were made, but none have been made since.  Accrued interest of $43,416 and $73,288 was outstanding as of June 30, 2009 and September 30, 2008, respectively.
	$293,557	500,000

Mitchell Shaheen Note:  Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $37,003 and $10,685 was outstanding as of June 30, 2009 and September 30, 2008, respectively.
	150,000	150,000

Mitchell Shaheen Note:  Convertible subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $26,540 and $5,548 was outstanding as of June 30, 2009 and September 30, 2008, respectively.
	100,000	100,000

	$582,301	$894,104

All of the notes shown in the table above are in default and are currently due and payable.

Future maturities of the notes payable as of June 30, 2009 are as follows:

12 Months Ending June 30, 2009,
2010	$243,500

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

 Note 5 — Commitments and Contingencies

Consulting Agreements.

On June 1, 2007, we entered into a consulting agreement with The Rationale Group, LLC (“Rationale Group”).  The managing member of Rationale Group is Dr. William Coyro, Jr., who serves as the chairman of Ecology’s business advisory board.  The agreement expired June 1, 2009.  Ecology pays Rationale Group $11,000 per month under the Agreement.  Additionally, Ecology granted Rationale Group 200,000 options to purchase shares of our common stock for $2.00 per share.  Of these options, 50,000 options vested on December 1, 2007, 50,000 options vested on June 1, 2008, 50,000 options vested on December 1, 2008, and the remaining 50,000 options vested on June 1, 2009.  Additionally, we agreed to reimburse Rationale Group for all reasonable expenses incurred by Rationale Group in the conduct of our business. On February 11, 2009, we amended the agreement upon the following terms:

•	Six monthly payments to Rationale Group of $5,000, with payments ending on July 1, 2009.
•	Re-pricing of the 50,000 options that vested on December 1, 2007 by our Board to an exercise price of $.50 per share
•	Rationale Group forgave $121,000 owed by us to them.
•
Rationale Group transferred options to purchase 50,000 shares of common stock that vest on June 1, 2009 to Equity 11, our largest shareholder.  J.B. Smith, a director of our Board, is the managing partner and majority owner of Equity 11.

On July 26, 2007, we entered into a consulting agreement with DMG Advisors, LLC, owned by two former officers and directors of OCIS Corporation.  The terms of the agreement call for the transfer of the $100,000 standstill deposit paid to OCIS as a part of a total payment of $200,000.  The balance will be paid in equal installments on the first day of each succeeding calendar month until paid in full.  The agreement calls for the principals to provide services for 18 months in the area of investor relations programs and initiatives; facilitate conferences between Ecology and members of the business and financial community; review and analyze the public securities market for our securities; and introduce Ecology to broker-dealers and institutions, as appropriate.  The agreement expired on February 28, 2009.  We have reached a settlement with DMG Advisors for amounts owed under the consulting agreement.  See also Note 9- Subsequent Events.

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

On September 17, 2008, we entered into an agreement with Sales Attack LLC, an entity owned by J.B. Smith, a director of the Company and managing partner of Equity 11 who is our largest shareholder.  This agreement is for business and marketing consulting services.  This agreement expires on September 17, 2010 and calls for monthly payments of $20,000, commissions on licensing revenues equal to 15% of the revenues due to Sales Attack's effort, commissions on product sales equal to 3% of the revenue due to Sales Attack's efforts, and a grant of options to purchase 531,000 shares of our common stock for $1.05 per share. 177,000 of the options became exercisable on March 17, 2009, 177,000 of the options become exercisable on September 17, 2009, and 177,000 of the options become exercisable on March 17, 2010.  The options expire on December 31, 2020.  We paid $60,000 to Sales Attack LLC during the nine months ending June 30, 2009. On May 15, 2009, we issued  100 Series B Convertible Preferred Securities in full settlement of all amounts then outstanding and terminated the agreement.

On September 17, 2008, we entered into an agreement with RJS Consulting LLC (“RJS”), an entity owned by our chairman of the board of directors, Richard Stromback, under which RJS will provide advice and consultation to us regarding strategic planning, business and financial matters, and revenue generation.  The agreement expires on September 17, 2011 and calls for monthly payments of $16,000, commissions on licensing revenues equal to 15% of the revenues due to RJS's efforts, commissions on product sales equal to 3% of revenue due to RJS's efforts, $1,000 per month to pay for office rent reimbursement, expenses associated with RJS’s participation in certain conferences, information technology expenses incurred by the consultant in the performance of duties relating to the Company, and certain legal fees incurred by Richard Stromback during his tenure as our Chief Executive Officer.

On September 17, 2008, we entered into an agreement with DAS Ventures LLC (“DAS”) under which DAS will act as a consultant to us.  DAS Ventures, LLC is wholly owned by Doug Stromback, a principal shareholder and former director and brother of our Chairman, Rich Stromback,  Under this agreement, DAS will provide business development services for which he will receive commissions on licensing revenues equal to 15% of revenues due to DAS's efforts and commissions on product sales equal to 3% of the revenue due to DAS's efforts and reimbursement for information technology expenses incurred by the consultant in the performance of duties relating to the Company. This agreement expires on September 17, 2011.

On November 11, 2008, we settled the lawsuit we filed against Trimax, LLC (“Trimax”) on September 11, 2008 for breach of contract.  Under the terms of the settlement, we will pay Trimax $7,500 per month for twelve months under a new consulting agreement and will pay $15,000 in 12 equal monthly payments of $1,250 to Trimax’s attorney.   Additionally, we will pay Trimax a commission of 15% for licensing revenues and 3% for product sales that Trimax generates for the Company.   On June 12, 2009, we terminated the agreement and replaced it with a new one in which the sole compensation paid to Trimax will be a commission of 15% for licensing revenues and 3% for product sales to Daewoo. This new agreement expires June 12, 2010 and can be terminated on 90 days written notice by either party.

On January 1, 2009, we entered into a new agreement with McCloud Communication to provide investor relations services to us.  The new agreement calls for monthly payments of $5,500 for 12 months.  In addition, the consultant forgave $51,603 in past due amounts owed by the Company in exchange for a reset of the exercise price on options to purchase 25,000 shares of our common stock that we issued to the consultant on April 8, 2008. The exercise price at the time of issuance was $4.75 per share.  This price was re-set by our Board to $.88 per share on February 6, 2009.

On January 5, 2009, we entered into an agreement with James Juliano to provide debt consulting services to us. Mr. Juliano is a principal in Equity 11. The agreement calls for twelve monthly payments of $7,500 and expires on December 31, 2009.  No monthly payments were made to Mr. Juliano for the nine months ending on June 30, 2009.  On May 15, 2009, we issued 37.5 Convertible Preferred Securities in full settlement of all amounts then outstanding and terminated the agreement.

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

On February 1, 2007, we entered into an employment agreement with Kevin Stolz, Chief Financial Officer, Controller and Chief Accounting Officer, that expired on February 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $120,000 and was granted 25,000 options to acquire our common stock at $2.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008.  All of the options vested on February 1, 2008. The options expire on February 1, 2017. On February 1, 2008, we entered into a new agreement with this officer.  This new agreement expires on February 1, 2010 and calls for an annual salary of $140,000.  Further, Mr. Stolz was granted 50,000 options to purchase shares of our common stock at $3.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008.  25,000 options vest on February 1, 2009 and the remaining 25,000 options vest on February 1, 2010.  This agreement was modified effective October 1, 2008.  Under the modified agreement, Mr. Stolz receives an annual base salary of $70,000, subject to increase to $140,000 upon the achievement by the Company of revenues of at least $100,000.  Additionally, we granted Mr. Stolz options to purchase 10,000 shares of our common stock at $1.05 per share.  The options become exercisable on September 17, 2009 and expire on September 17, 2018. Mr. Stolz assumed the additional title of Chief Financial Officer on March 26, 2009.  Mr. Stolz’s employment agreement has been terminated.  See Note 9-Subsequent Events.

On May 21, 2007, we entered into an employment agreement with David W. Morgan, Chief Financial Officer, that will expire on May 21, 2009.  Pursuant to the agreement, Mr. Morgan will be paid an annual base salary of $160,000 and was granted 300,000 options to acquire our common stock at $2.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008. 75,000 of the options vested on May 21, 2008, and 225,000 of the options vested on May 21, 2009.  The options expire on May 21, 2017. On October 1, 2007, the Company modified the employment agreement to increase the salary from $160,000 to $210,000.  This agreement was terminated on December 3, 2008 and Mr. Morgan continued to serve as our Chief Financial Officer and was being paid $60,000 per annum. Mr. Morgan resigned on March 26, 2009 and his employment agreement was terminated. We will pay medical insurance premiums of $1,128 per month through September of 2009 for him.

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

Contingencies.  On September 11, 2008, we filed a lawsuit against a consultant in the Circuit Court of Oakland County, Michigan for breach of the consulting agreement.

A lawsuit was filed against us on September 16, 2008 in the Circuit Court of Oakland County, Michigan for breach of contract by a consultant previously contracted by the Company to provide information technology services.  On November 6, 2008, we settled the lawsuit.  We paid $26,500 in full settlement of all claims. This amount was included in Accounts Payable at September 30, 2008.

Lease Commitments.

a.
On August 1, 2005, we leased our office facilities in Akron, Ohio for a rent of $1,800 per month. The lease expired July 1, 2006 and was renewed under the same terms through August 31, 2007.  The Company now leases that property on a month-to-month basis for the same rent.  Rent expense for the nine months ended June 30, 2009 and 2008 was $16,200 and $16,200, respectively. Rent expense for the three months ended June 30, 2009 and 2008 was $5,400 and $5,400, respectively

b.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan.  The lease calls for average monthly rent of $2,997 and expires on September 30, 2010.  The landlord is a company owned by a shareholder and director of Ecology. Rent expense for the nine months ended June 30, 2009 was $25,843. Rent expense for the three months ended June 30, 2009 was $8,855.

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

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 500,000 shares of our stock at $2.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $.90 per share.  The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 7.6 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 262,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.6 years.

On March 1, 2008, we issued warrants to George Resta to purchase 12,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.6 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 125,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.6 years.

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

We issued the following immediately vested warrants to Equity 11 in conjunction with Equity 11’s purchases of our 5% convertible preferred stock:

	Strike	Date	Expiration
Number	Price	Issued	Date
100,000	$0.75	July 28, 2008	July 28, 2018
5,000	$0.75	August 20, 2008	August 20, 2018
25,000	$0.75	August 27, 2008	August 27, 2018
500,000	$0.75	August 29, 2008	August 29, 2018
375,000	$0.75	September 26, 2008	September 26, 2018
47,000	$ 0.75	January 23, 2009	January 23, 2014
15,000	$ 0.75	February 10, 2009	February 10, 2014
12,500	$ 0.75	February 18, 2009	February 18, 2014
20,000	$ 0.75	February 26, 2009	February 26, 2014
11,500	$ 0.75	March 10, 2009	March 10, 2014
40,000	$ 0.75	March 26, 2009	March 26, 2014
10,750	$0.75	April 14, 2009	April 14, 2014
16,750	$0.75	April 29, 2009	April 29, 2014

On November 11, 2008, we issued warrants to purchase 2,000,000 shares of our common stock at $.50 per share to Trimax. The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.3 years.

Shares.  On February 6, 2008, we entered into an allonge to the promissory note made to Christopher Marquez on February 28, 2006.  The amount owed, including principal and accrued interest, totaled $142,415 and the note matured on December 31, 2007 (See Note 4).  The maturity date of the note was extended to May 31, 2008, with interest continuing at 15% per annum.  In consideration of this extension, we issued 60,000 shares of our common stock to the note holder and granted the holder certain priority payment rights.  This note has been paid in full.

On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities.  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share.  The preferred securities carry “as converted” voting rights.  As of June 30, 2009, we had issued 2,436 of these convertible preferred shares.  As we sell additional convertible preferred securities under this agreement, we will issue attached warrants (500 warrants for each $1,000 convertible preferred share sold).  The warrants will be immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our 5% convertible preferred stock through June 30, 2009.

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of June 30, 2009, we have issued 364 of these convertible preferred securities. These shares are convertible into 4,427,778 of our common shares at the sole discretion of Equity 11.

In the event of a voluntary or involuntary dissolution, liquidation or winding up, Equity 11 will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the preferred shares.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

The Company granted non-statutory options as follows during the nine months ended June 30, 2009:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term	Aggregate Fair Value
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2	$5,011,500
Granted	$.77	490,000	9.4	$311,035
Exercised	---	---	---	---
Forfeited	$2.14	850,000	7.8	$928,806
Outstanding as of June 30, 2009	$1.26	4,282,119	8.4	$4,393,729
Exercisable	$1.26	2,408,119	7.8	$2,875,310

2,408,119 of the options were exercisable as of June 30, 2009.  The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of June 30, 2009.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

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

Based upon the above assumptions and the weighted average $1.26 exercise price, the options outstanding at June 30, 2009 had a total unrecognized compensation cost of $579,542 which will be recognized over the remaining weighted average vesting period of .5 years. Options cost of $2,866,915 was recorded as an expense for the nine months ended June 30, 2009 of which $561,555 was recorded as compensation expense and $2,305,360 was recorded as consulting expense.

Note 8 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the nine months ended June 30, 2009 and 2008, we incurred net losses of ($4,373,576) and ($5,552,432), respectively.  As of June 30, 2009 and September 30, 2008, we had stockholders’ deficits of ($1,975,856) and ($1,239,810), respectively.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  We will need to acquire additional immediate funding in September 2009 to continue our operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 9 — Subsequent Events

 The Company evaluated subsequent events for potential recognition and/or disclosure through August 19, 2009, the date the consolidated financial statements were issued.

On July 1, 2009, we issued a note to JB Smith LC, an entity controlled by J.B. Smith, a director of the company. This note is in the amount of $7,716, bears interest at 5% and is convertible under certain conditions.

On July 21, 2009, we entered into a Settlement and Release Agreement with DMG Advisors, LLC, Kirk Blosch and Jeff Holmes which terminated the parties’ July 26, 2007 Consulting Agreement (“Former Consulting Agreement”).  We agreed to issue 500,000 shares of our common stock as payment for services owed under the Former Consulting Agreement.

Only July 21, 2009, we entered into a new Consulting Agreement with DMG Advisors.  DMG Advisors will provide investor, business and financial services to us under the New Consulting Agreement and will be paid $5,000 per month for services by the issuance of 25,000 shares of the our common stock per month.  The Agreement has a term of six months and terminates on January 15, 2010.

On July 24, 2009, Equity 11 purchased an additional 75 shares of 5% Convertible Preferred Shares, Series B at a purchase price of $1,000 per share pursuant to Convertible Preferred Securities Purchase Agreement entered into between  the Company and Equity 11on May 15, 2009.  The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.

On July 24, 2009, we terminated our agreement with Kevin Stolz, Chief Financial Officer, Controller and Chief Accounting Officer. In consideration, we issued 40,000 options exercisable at $1.00 share and vesting according to the following schedule:

10,000 shares on:	September 1, 2009
10,000 shares on:	October 15, 2009
10,000 shares on:	December 1, 2009
10,000 shares on:	January 15, 2010

Mr. Stolz will serve on an at-will basis and will be paid a salary of $5,917 through August 2009 and will be paid a salary of $3,500 per month thereafter.

On August 12, 2009, Equity 11 purchased an additional 52 shares of 5% Convertible Preferred Shares, Series B at a purchase price of $1,000 per share pursuant to Convertible Preferred Securities Purchase Agreement entered into between  the Company and Equity 11 on May 15, 2009.  The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract immediate additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of adverse changes in general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein.

Overview

We develop nano-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing.  We create proprietary coatings with unique performance attributes by leveraging our platform of integrated nano-material technologies.  Our goal is to collaborate with industry leaders to develop high-value, high-performance coatings for applications in the specialty paper, automotive, general industrial, electronic and medical areas.  Our target markets include the electronics, steel, construction, automotive and trucking, paper products and OEMs.  We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.

Operating Results

Nine months ended June 30, 2009 and 2008

Revenues.  Our revenues for the nine months ended June 30, 2008 were $24,884 and derived from our licensing agreement with Red Spot.  These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to us in May 2005 and not from any subsequent transactions.  We generated no revenues for the nine months ended June 30, 2009.

Salaries and Fringe Benefits.  The decrease of approximately $414,000 in such expenses for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 is the result of the elimination of two salaried employees prior to October 1, 2008, the elimination of a third employee in March 2009, the reduction of the salary of one employee effective October 1, 2008, and the reduction of  the salaries of three employees in December 2008.  These reductions were partially offset by the expense associated with options issued to two employees in September 2008 and December 2008 as well as the addition of a new employee in September 2008.

Professional Fees.  The increase of approximately $560,000 in these expenses for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 is the result of the issuance of 2,000,000 options to Trimax in November 2008.  These options vested upon issuance, so the entire charge of $1,368,000 was recognized in that month. This expense was offset by a reduction of approximately $808,000 in fees and options paid or awarded to consultants for a variety of services. Three such consultants are no longer under agreement with us and two others have reduced their ongoing fees to us.

Other General and Administrative.  The decrease of approximately $317,000 in these expenses for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 reflects reductions in legal fees relating to SEC filings, in-sourcing the work of preparing SEC filings, the elimination of debt extension fees, and the reduction of travel and travel-related expenses.

Operating Losses.  The increased loss between the reporting periods is explained by the increases in the expense categories discussed above and the decrease in revenue over the periods.

Interest Expense. The decrease of approximately $1,039,000 for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 is the result of the expensing of the value of detachable warrants issued with bridge notes in the earlier period partially offset by the revaluing of previously issued detachable warrants and an increase of approximately $700,000 in average outstanding debt for the 2008 period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the nine months ended June 30, 2009 and 2008 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The decrease in the Net Loss of approximately $1,179,000 for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008, while more fully explained in the foregoing discussions of the various expense categories, is due primarily to reductions of approximately $1,039,000 in Interest Expense, $808,000 in certain professional fees, $317,000 in Other General and Administrative expenses, and $414,000 in Salaries and Fringe Benefits, partially offset by the expensing of a grant of 2,000,000 options awarded to a consultant in November 2008 and the fact that we recognized no revenue in the 2009 period.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the nine months ended June 30, 2009 compared with the nine months ended June 30, 2008 reflects the decreased Net Loss discussed above.

Three Months Ended June 30, 2009 and 2008

Revenues.  For the three months ended June 30, 2008, revenues were $4,050 and derived from our licensing agreement with Red Spot.  These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to us in May 2005 and not from any subsequent transactions.  We generated no revenues for the three months ended June 30, 2009.

Salaries and Fringe Benefits.  The decrease of approximately $143,000 in salaries and fringe benefits  for the three months ended June 30, 2009 compared to the three months ended June, 2008 is the result of a net reduction of two employees as well as salary reductions for remaining employees.

Professional Fees.  The decrease of approximately $437,000 in for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is the result of the reduction in the use of consultants in the 2009 period.

Other General and Administrative.  The decrease of approximately $48,000 in these expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 reflects reductions in legal fees relating to SEC filings, in-sourcing the work of preparing SEC filings, the elimination of debt extension fees, and the reduction of travel and travel-related expenses.

Operating Losses.  The approximately $623,000 decrease in operating loss between the reporting periods is explained by decreases in the expense categories discussed above.

Interest Expense. The decrease of approximately $917,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is the result of the expensing of the value of detachable warrants issued with bridge notes in the earlier period partially offset by the revaluing of previously issued detachable warrants and an increase of approximately $700,000 in average outstanding debt for the 2008 period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended June 30, 2009 and 2008 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The decrease in the Net Loss of approximately $1,490,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended June 30, 2009 compared with the same period ending June 30, 2008 reflects the decreased Net Loss discussed above.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2009 and September 30, 2008 totaled $4,257 and $974,276, respectively.  The decrease reflects cash used in operations of $1,321,329, cash used to purchase fixed and intangible assets of $47,889, and cash used to pay down debt of $372,801.  This decrease was partially offset by borrowings of $61,000 and the issuance of $711,000 in convertible preferred stock.

We are a company that has failed to generate significant revenues as yet and have incurred an accumulated deficit of ($21,043,440).  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  We have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2009, we had notes payable to three separate parties on which we owed approximately $695,648 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by the Company.  Notes and the accrued interest totaling $695,648 owing to three note holders were due prior to September 30, 2008 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the remaining principal and interest balance on two of these notes.  We have not made any payment to the third note holder to whom we owed approximately $313,000 in principal and accrued interest as of June 30, 2009.  Additionally, we have notes owing to shareholders totaling approximately $272,500 including accrued interest as of June 30, 2009.  These notes are due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured.

On six separate occasions beginning April 14, 2009 and concluding June 26, 2009, Equity 11 purchased a total of 194 convertible preferred shares at $1,000 per share.  On May 15, 2009, we issued 225 convertible preferred shares to Equity 11 and various related entities in settlement of amounts then owing to the parties involved. On June 1, we issued 55 convertible preferred shares to Equity 11 in lieu of dividends owed. This brought their total holdings of such shares to 2,800.  We will need to raise immediate additional funds in September 2009 to continue our operations. At present, we do not have any binding commitments for additional financing.  If we are unable to obtain additional financing, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On June 30, 2009, we had 32,233,600 common shares issued and outstanding and 2,800 in convertible preferred shares issued and outstanding.  These preferred shares and accumulated and unpaid dividends can be converted into a total of 9,299,778 shares of our common stock.  As of June 30, 2009, options and warrants to purchase up to 8,800,619 shares of common stock had been granted.  Additionally, approximately $695,648 of our notes and accrued interest could be converted into a total of 1,003,191 shares of common stock under if we undertake a private or public new stock offering which results in the proceeds of at least $1,000,000.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset with future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Recent Accounting Pronouncements

See Note 1 to our Financial Statements for the discussion about recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not currently hold any financial instruments to which this requirement applies.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our  “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Management is aware that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters.  This constitutes a deficiency in financial reporting.  Because of this, we made changes to certain of our internal controls, specifically those pertaining to the control of cash, credit card expenditures and the calculation of options expenses.  These changes have been in effect since December 31, 2008.  Our Chief Executive Officer and Chief Financial Officer are satisfied that these changes have satisfactorily addressed areas of risk identified in our assessment of our internal and disclosure controls for the three months ended June 30, 2009.

We have previously noted errors in calculating expense associated with stock options.  Those errors were found in the calculations for the Black-Scholes option-pricing model for the quarter ended March 31, 2009.  In a post-closing adjustment, we recognized an additional $74,243 in stock options expense.  We have taken steps to ensure in the future that the multiple calculations involving the Black-Scholes option-pricing model are reviewed several times for accuracy and completeness.

Our financial data in our accounting software (QuickBooks) became corrupted and unusable in late July 2009. The backup system for our network computer system failed to backup the data.  An outside IT technical vendor was also unable to restore the file to working order.  Since the file could not be restored, we manually recreated our financial data back to the date of our most recent backup data file (November 20, 2008).  Due to the significant efforts incurred in recreating the data, we filed a Form 12b-25 with the SEC to extend the filing date for this Form 10-Q for five calendar days.  As a result of this failure, we have modified the backup procedures for our financial data.  Our CFO is manually backing up the financial data to CD disks on a weekly basis.  We have also undertaken tests to ensure the network backup system is working and have scheduled periodic testing to ensure continued network backup functionality.

During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 11, 2008, the Company filed a lawsuit against MDL Consulting Group, LLC and Andy Zweig in Oakland County Circuit Court, Pontiac, Michigan. The suit alleges breach of contract, fraud, tortious interference, and unjust enrichment in connection with the Company’s efforts to secure financing and seeks recovery of damages in excess of $25,000.

ITEM 1A. RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent certain important factors that we believe could cause our business results to differ from our forward looking statements.  These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

Risks Related to the Company

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet and we have an accumulated deficit of ($21,043,440) as of  June 30, 2009.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional periodic investment from Equity 11.  Equity 11 is not committed to make any additional investments in us.  We will need to raise additional capital from Equity 11 or other investors in September 2009 in order to continue to fund our operations.

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

We expect to continue to generate operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability

We expect to continue to incur operating losses.  Our ability to commence revenue generating operations and achieve profitability will depend on our products functioning as intended, the market acceptance of our liquid nano-technology™ products and our capacity to develop, introduce and bring additional products to market.  We cannot be certain that we will ever generate significant sales or achieve profitability.  The extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We will need additional financing in September 2009

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, and the results of future research and development and competition.  Our past capital raising activities have not been sufficient to fund our working and other capital requirements and we will need to raise additional funds through private or public financings in September 2009. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders.  During our last fiscal year ended September 30, 2008, we relied on short term debt financing, most of which carried a 25% interest rate, to fund our operations.  As of June 30, 2009, we were in default on approximately $695,648 in short term debt, including accrued interest, and raised only $825,000 from the issuance of a convertible note and the sale of convertible preferred shares during the nine months ended June 30, 2009.  Although on May 15, 2009, we entered into a Convertible Preferred Securities Agreement with Equity 11 under which Equity 11 may purchase additional shares of our preferred stock, we do not have any commitments for additional financing from Equity 11.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional periodic investment from Equity 11.  Equity 11 is not committed to make any additional investments in us.  We will need to raise additional capital from Equity 11 or other investors in September 2009 in order to continue to fund our operations.  We cannot be certain that additional funds will be available on terms attractive to us or at all.  If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations.  Our inability to raise adequate funds will have a material adverse effect on our business, results of operations and financial condition and may force us to seek protection under the bankruptcy laws.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which expires on December 31, 2012.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  We do not have employment agreements with our Chief Executive Officer, Chief Operating Officer, General Counsel or CFO.
We Rely on Computer Systems for Financial Reporting and other Operations and any Disruptions in Our Systems Would Adversely Affect Us.  We rely on computer systems to support our financial reporting capabilities and other operations. As with any computer systems, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our ability to report our financial results in a timely manner or to otherwise operate our business.  In this regard, our financial data in our accounting software (QuickBooks) became corrupted and unusable in late July 2009 and the backup system for our computer systems failed to backup the data. This resulted in a delay in our ability to complete our financial statements for the June 30, 2009 quarter and to file our Form 10-Q with the SEC for such period.

Risks Related to our Business

We are operating in both mature and developing markets, and there is uncertainty as to acceptance of our technology and products in these markets

We researched the markets for our products using our own personnel rather than third parties.  We have conducted limited test marketing and, thus, have relatively little information on which to estimate our levels of sales, the amount of revenue our planned operations will generate and our operating and other expenses.  We cannot be certain that we will be successful in our efforts to market our products or to develop our markets in the manner we contemplate.

Certain markets, such as electronics and specialty packaging, are developing and rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer.  Because of these factors, demand and market acceptance for new products are subject to a high level of uncertainty.  In mature markets, such as automotive or general industrial, we may encounter resistance by our potential customers in changing to our technology because of the capital investments they have made in their present production or manufacturing facilities.  Thus, we cannot be certain that our technology and products will become widely accepted. We do not know our future growth rate, if any, and size of these markets. If a substantial market fails to develop, develops more slowly than expected, becomes saturated with competitors or if our products do not achieve market acceptance, our business, operating results and financial condition will be materially adversely affected.

Our technology is also intended to be marketed and licensed to component or device manufacturers for inclusion in the products they market and sell as an embedded solution.  As with other new products and technologies designed to enhance or replace existing products or technologies or change product designs, these potential partners may be reluctant to adopt our coating solution into their production or manufacturing facilities unless our technology and products are proven to be both reliable and available at a competitive price and the cost-benefit analysis is favorable to the particular industry.  Even assuming acceptance of our technology, our potential customers may be required to redesign their production or manufacturing facilities to effectively use our Liquid Nanotechnology™ coatings.  The time and costs necessary for such redesign could delay or prevent market acceptance of our technology and products.  A lack of, or delay in, market acceptance of our Liquid Nanotechnology™ products would adversely affect our operations.  We do not know if we will be able to market our technology and products successfully or that any of our technology or products will be accepted in the marketplace.

We expect that our products will have a long sales cycle

One of our target markets is the OEM market. OEMs traditionally have substantial capital investments in their plant and equipment, including the coating portion of the production process.  In this market, the sale of our coating technology will be subject to budget constraints and resistance to change with respect to long-established production techniques and processes, which could result in a significant reduction or delay in our anticipated revenues.  We cannot assure investors that such customers will have the necessary funds to purchase our technology and products even though they may want to do so.  Further, even if such customers have the necessary funds, we may experience delays and relatively long sales cycles due to their internal-decision making policies and procedures and reticence to change.

Our target markets are characterized by new products and rapid technological change

The target markets for our products are characterized by rapidly changing technology and frequent new product introductions.  Our success will depend on our ability to enhance our planned technologies and products and to introduce new products and technologies to meet changing customer requirements.  We intend to devote significant resources toward the development of our Liquid Nanotechnology™ solutions.  We are not certain that we will successfully complete the development of these technologies and related products in a timely fashion or that our current or future products will satisfy the needs of the coatings market.   We do not know if technologies developed by others will adversely affect our competitive position or render our products or technologies non-competitive or obsolete.

There is a significant amount of competition in our market

The industrial coatings market is extremely competitive.  Competitive factors our products face include ease of use, quality, portability, versatility, reliability, accuracy, cost, switching costs and other factors.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors who have competitive technology and products for many of our products.  New companies will likely enter our markets in the future.  Although we believe that our products are distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, we may not be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share.  We do not know that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

We have limited marketing capability

We have limited marketing capabilities and resources.  In order to achieve market penetration, we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our technology and products.  Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to establish strategic marketing arrangements with OEMs and suppliers.  We cannot be certain that we will be able to enter into any such arrangements or if entered into that they will be successful.  Our failure to successfully develop our marketing capabilities, both internally and through third-party alliances, would have a material adverse effect on our business, operating results and financial condition.  Even if developed, such marketing capabilities may not lead to sales of our technologies and products.

We have limited manufacturing capacity

We have limited manufacturing capacity for our products.  In order to execute our contemplated direct sales strategy, we will need to either: (i) acquire existing manufacturing capacity; (ii) develop a manufacturing capacity “in-house”; or (iii) identify suitable third parties with whom we can contract for the manufacture of our products.  To either acquire existing manufacturing capacity or to develop such capacity, significant capital or outsourcing will be required.   We may not be able to  raise the necessary capital to acquire existing manufacturing capacity or to develop such capacity.  Moreover, we have not identified potential third parties with whom we could contract for the manufacture of our coatings.  We cannot be certain that such arrangements, if consummated, would be suitable to meet our needs.

We are dependent on manufacturers and suppliers

We purchase, and intend to continue to purchase, all of the raw materials for our products from a limited number of manufacturers and suppliers.  The table below identifies raw materials suppliers we currently use:

Supplier	Raw Material
Nanoresins AG	Nano dispersion material
Cytec Industries, Inc.	Monomers & Oligomers
Sartomer Company, Inc.	Monomers & Oligomers
Rahn USA Corp.	Photoinitiators
Rockwood Specialties Group, Inc.	Pigments

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

We do not know if  any additional patents relating to our existing technology will be issued from the United States or any foreign patent offices, that we will receive any additional patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

We do not know if any of our current or future patents will be enforceable to prevent others from developing and marketing competitive products or methods.  If we bring an infringement action relating to any of our patents, it may require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to our operations.  Furthermore, we may not be successful in enforcing our patent rights.

Further, patent infringement claims in the United States or in other countries will likely be asserted against us by competitors or others, and if asserted, that we may not be successful in defending against such claims.  If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms.  Alternatively, in the event a license is not offered, we might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability.  Any redesign efforts undertaken by us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

We are uncertain of our ability to protect our proprietary technology and information

In addition to seeking patent protection, we rely on trade secrets, know-how and continuing technological advancement in special formulations to achieve and thereafter maintain a competitive advantage.  Although we have entered into confidentiality and employment agreements with some of our employees, consultants, certain potential customers and advisors, we cannot be certain that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risks related to our license arrangements

We have licensing agreements with DuPont and Red Spot Paint & Varnish regarding their use of our technology for specific formulations for designated applications.  The DuPont license provides multiple formulas for use on metal parts in the North American automotive market.  To date, this license has not generated any ongoing royalty payments.  We also have a licensing agreement with Red Spot that provides formulations for specific tank coatings. Such licenses are renewable provided the parties are in compliance with the agreements.  Although these licenses provide for royalties based upon net sales of our UV-cured coating formulations, it is unlikely that Red Spot or DuPont will aggressively market products with our coatings and thus entitle us to receive royalties at any level.

We have not completed our trademark registrations

We have received approval of “EZ Recoat™”, “Liquid Nanotechnology™”, “Ecology Coatings™” as trademarks in connection with our proposed business and marketing activities.  Although we intend to pursue the registration of our marks in the United States and other countries, prior registrations and/or uses of one or more of such marks, or a confusingly similar mark, may exist in one or more of such countries, in which case we might be precluded from registering and/or using such mark in certain countries.

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

Risks Related to our Common Stock

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment.

The public market for our common stock has historically been very volatile. During fiscal year 2008, our low and high market prices of our stock were $.51 per share (August 18, 2008) and $3.65 per share (January 7, 2008).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholder to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholder to sell our common stock.

Control by key stockholders

As of June 30, 2009, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 62.5% of the voting power of our outstanding capital stock. In addition, pursuant to the Securities Purchase Agreement we entered into with Equity 11 in August 2008, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is considered a “penny stock” because it is traded on the OTC Bulletin Board and it trades for less than $5.00 per share. The Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Markets or the New York Stock Exchange.

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

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of our shareholder to sell our common stock in the secondary market in the future.

We have never paid dividends and have no plans to do so in the future

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our Securities Purchase Agreement with Equity 11 prevents the payment of any dividends to our common stockholders without the prior approval of Equity 11.

The issuance and exercise of additional options, warrants, and convertible securities may dilute the ownership interest of our stockholders

As of June 30, 2009, we had granted options to purchase 4,282,119 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  Under the Securities Purchase Agreement, Equity 11 purchased $2,357,000 in convertible preferred shares, potentially convertible into 4,714,000 shares of our common stock.  On December 1, 2008, we issued a dividend in lieu of cash to Equity 11 of 24 convertible preferred shares which are convertible into 48,000 shares of common stock.  On June 1, 2009, we issued a dividend in lieu of cash to Equity 11 of 55 convertible preferred shares which are convertible into 110,000 shares of our common stock.  The total potential number of common shares to be issued under the Securities Purchase Agreement assuming issuance and conversion of all of the convertible preferred shares issued under the Securities Purchase Agreement is 4,872,000.  As of June 30, 2009, we had issued warrants to purchase 4,518,500 shares of our common stock.  On May 15, 2009, we entered into a new Convertible Preferred Securities Agreement with Equity 11.  Shares purchased under this Agreement are convertible into our common shares at a price equal to twenty percent (20%) of the average closing price of our common stock for the five trading days immediately prior to purchase.  As of June 30, 2009, 364 of these preferred shares had been issued under this Agreement which are convertible into 4,427,778 of our common shares.  As of June 30, 2009, there was $695,648 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen that can be converted into an estimated 1,009,191 shares of common stock under certain circumstances.  To the extent that our outstanding stock options and warrants are exercised and Convertible Preferred Shares are converted to common stock, dilution to the ownership interests of our stockholders will occur.

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

Sales of our stock by Equity 11 may drive the price of our stock down

Our common stock is “thinly” traded and has very low daily trading volume.  On some trading days, no shares of our stock are sold.  We have filed a registration statement on Form S-1 with the SEC that will allow Equity 11 to sell a portion of the shares of our common stock that it currently owns.  In addition, we may file additional registration statements for shares held by Equity 11 as SEC rules may permit.  Once registered, these shares may be sold on the OTC Bulletin Board.  Future sales of a substantial number of shares by Equity 11 will likely put a downward pressure on the price of our stock.

Short Selling may drive the price of our stock down

Short selling is the practice of selling securities that have been borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale and the repurchase, as the seller will pay less to buy the assets than the seller received on selling them. Conversely, the short seller will make a loss if the price of the security rises.  The ability of Equity 11 to sell a substantial number of shares and the downward pressure on the price of our common stock that may result may encourage short selling of our common stock by third parties.  Such short selling will cause additional downward pressure on the price of our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities by us for the quarter ended June 30, 2009 have been reported on a Form 8-K previously filed with the Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2009, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Principal In Default (Including Interest)	Initial Interest Rate	Initial Default Date	Default Report on 8-K Filed On
Investment Hunter, LLC	$336,973	25%	June 30, 2008	September 8, 2008
Mitchell Shaheen	$187,003	25%	July 18, 2008	September 3, 2008
Mitchell Shaheen	$126,540	25%	August 10, 2008	September 3, 2008
George Resta	$45,132	25%	June 30, 2008	September 8, 2008

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended June 30, 2009.

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation .(2)

3.3	By-laws (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (11)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (16)

4.1	Form of Common Stock Certificate of the Company. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated March 1, 2008. (5)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (5)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (6)

10.28	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (7)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (8)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (8)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (8)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (8)

10.33	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (9)

10.34	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (9)

10.35	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (9)

10.36	Second Amendment to Employment Agreement of David Morgan dated August 27, 2008 (9)

10.37	Second Amendment to Employment Agreement of F. Thomas Krotine dated August 27, 2008 (9)

10.38	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (10)

10.39	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (10)

10.40	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (10)

10.41	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (11)

10.42	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (12)

10.43	Promissory Note dated December 24, 2008 in favor of Seven Industries, Ltd. (13)

10.44	Promissory Note dated January 8, 2009 in favor of Seven Industries, Ltd. (14)

10.45	Amendment of December 24, 2008 Promissory Note. (14)

10.46	Second Amendment To Securities Purchase Agreement. (16)

10.47	Warrant W-6. (16)

10.48	Warrant W-8. (17)

10.49	Warrant W-9. (18)

10.50	Warrant W-10. (19)

10.51	Warrant W-11. (20)

10.52	Warrant W-12 (21)

10.53	Convertible Preferred Securities Agreement dated May 15, 2009*

10.54	Promissory Note in favor of JB Smith LC dated May 5, 2009 (22)

10.55	DMG Advisors Settlement Agreement dated July 15, 2009*

10.56	DMG Advisors Consulting Agreement dated July 15, 2009*

10.57	Termination of Kevin P. Stolz’s Employment Agreement dated July 24, 2009*

10.58	Promissory note made in favor of JB Smith LC dated July 1, 2009 (23)

21.1	List of subsidiaries. (2)

24.1	Power of Attorney. (15)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(9) Incorporated by reference from our Form 8-K/A filed with the Commission on August 29, 2008.

(10) Incorporated by reference from our Form 8-K filed with the Commission on September 19, 2008.

(11) Incorporated by reference from our Form 8-K filed with the Commission on October 28, 2008.

(12) Incorporated by reference from our Form 8-K filed with the Commission on November 13, 2008.

(13) Incorporated by reference from our Form 10-KSB filed with the Commission on December 24, 2008.

(14) Incorporated by reference from our Form 8-K filed with the Commission on January 9, 2009.

(15 Incorporated by reference from our Form 8-K filed with the Commission on December 21, 2007.

(16) Incorporated by reference from our Form 8-K filed with the Commission on January 23, 2009.

(17) Incorporated by reference from our Form 8-K filed with the Commission on February 18, 2009.

(18) Incorporated by reference from our Form 8-K filed with the Commission on February 27, 2009.

(19) Incorporated by reference from our Form 8-K filed with the Commission on March 10, 2009.

(20) Incorporated by reference from our Form 8-K filed with the Commission on March 27, 2009.

(21) Incorporated by reference from our Form 8-K filed with the Commission on April 15, 2009.

(22) Incorporated by reference from our Form 8-K filed with the Commission on May 5, 2009.

(23) Incorporated by reference from our Form 8-K filed with the Commission on August 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 19, 2009	ECOLOGY COATINGS, INC.

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer (Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer (Chief Accounting Officer)