Form 10-Q/A
period 2009-09-25
ECOLOGY COATINGS, INC.
filed 2009-09-25
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(248) 370-9900

(Registrant’s telephone number)

This filing is correct an incorrect check mark in the original filing on August 19, 2009 and to correct the numbering of certain exhibits.  The corrected check box is immediately below.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

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

On September 17, 2008, we entered into an agreement with Sales Attack LLC, an entity owned by J.B. Smith, a director of the Company and managing partner of Equity 11 who is our largest shareholder.  This agreement is for business and marketing consulting services.  This agreement expires on September 17, 2010 and calls for monthly payments of $20,000, commissions on licensing revenues equal to 15% of the revenues due to Sales Attack’s efforts, commissions on product sales equal to 3% of the revenue due to Sales Attack’s efforts, and a grant of options to purchase 531,000 shares of our common stock for $1.05 per share. 177,000 of the options became exercisable on March 17, 2009, 177,000 of the options become exercisable on September 17, 2009, and 177,000 of the options become exercisable on March 17, 2010.  The options expire on December 31, 2020.  We paid $60,000 to Sales Attack LLC during the nine months ending June 30, 2009. On May 15, 2009, we issued 100 Series B Convertible Preferred Securities in full settlement of all amounts then outstanding and terminated the agreement.

On September 17, 2008, we entered into an agreement with RJS Consulting LLC (“RJS”), an entity owned by our chairman of the board of directors, Richard Stromback, under which RJS will provide advice and consultation to us regarding strategic planning, business and financial matters, and revenue generation.  The agreement expires on September 17, 2011 and calls for monthly payments of $16,000, commissions on licensing revenues equal to 15% of the revenues due to RJS’s efforts, commissions on product sales equal to 3% of the revenue due to RJS’s efforts, $1,000 per month to pay for office rent reimbursement, expenses associated with RJS’s participation in certain conferences, information technology expenses incurred by the consultant in the performance of duties relating to the Company, and certain legal fees incurred by Richard Stromback during his tenure as our Chief Executive Officer.

On September 17, 2008, we entered into an agreement with DAS Ventures LLC (“DAS”) under which DAS will act as a consultant to us.  DAS Ventures, LLC is wholly owned by Doug Stromback, a principal shareholder and former director and brother of our Chairman, Rich Stromback,  Under this agreement, DAS will provide business development services for which he will receive commissions on licensing revenues equal to 15% of the revenues due to DAS’s efforts and commissions on product sales equal to 3% of the revenue due to DAS’s efforts and reimbursement for information technology expenses incurred by the consultant in the performance of duties relating to the Company. This agreement expires on September 17, 2011.

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

On August 12, 2009, Equity 11 purchased an additional  of 5% Convertible Preferred Shares, Series B at a purchase price of $1,000 per share pursuant to Convertible Preferred Securities Purchase Agreement entered into between  the Company and Equity 11 on May 15, 2009.  The Convertible Preferred Shares will pay cumulative cash distributions initially at a rate of 5% per annum, subject to declaration by the Board.

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

Sales of our stock by Equity 11 may drive the price of our stock down

Our common stock is “thinly” traded and has very low daily trading volume.  On some trading days, no shares of our stock are sold.  We have filed a registration statement on Form S-1 with the SEC that will allow Equity 11 to sell a portion of the shares of our common stock that it currently owns.  In addition, we  may file additional registration statements for shares held by Equity 11 as the SEC rules may permit.  Once registered, these shares may be sold on the OTC Bulletin Board.  Future sales of a substantial number of shares by Equity 11 will likely put a downward pressure on the price of our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities by us for the quarter ended June 30, 2009 have been reported on a Form 8-K previously filed with the SEC.

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation .(2)

3.3	By-laws (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (11)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (16)

4.1	Form of Common Stock Certificate of the Company. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated March 1, 2008. (5)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (5)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (6)

10.28	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (7)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (8)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (8)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (8)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (8)

10.33	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (9)

10.34	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (9)

10.35	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (9)

10.36	Second Amendment to Employment Agreement of David Morgan dated August 27, 2008 (9)

10.37	Second Amendment to Employment Agreement of F. Thomas Krotine dated August 27, 2008 (9)

10.38	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (10)

10.39	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (10)

10.40	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (10)

10.41	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (11)

10.42	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (12)

10.43	Promissory Note dated December 24, 2008 in favor of Seven Industries, Ltd. (13)

10.44	Promissory Note dated January 8, 2009 in favor of Seven Industries, Ltd. (14)

10.45	Amendment of December 24, 2008 Promissory Note. (14)

10.46	Second Amendment To Securities Purchase Agreement. (16)

10.47	Warrant W-6. (16)

10.48	Warrant W-8. (17)

10.49	Warrant W-9. (18)

10.50	Warrant W-10. (19)

10.51	Warrant W-11. (20)

10.52	Warrant W-12 (21)

10.53	Convertible Preferred Securities Agreement dated May 15, 2009*

10.54	Promissory Note in favor of JB Smith LC dated May 5, 2009 (22)

10.55	DMG Advisors Consulting and Settlement Agreements dated July 15, 2009*

10.56	Termination of Kevin P. Stolz’s Employment Agreement dated July 24, 2009*

10.57	Promissory note made in favor of JB Smith LC dated July 1, 2009 (23)

21.1	List of subsidiaries. (2)

24.1	Power of Attorney. (15)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer (Principal Accounting Officer)