Form 10-Q/A
period 2009-11-10
ECOLOGY COATINGS, INC.
filed 2009-11-10
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A

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

Date:	November 10, 2009	ECOLOGY COATINGS, INC.

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer (Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer (Principal Accounting Officer)