Form 10-K
ECOLOGY COATINGS, INC.
filed 2009-12-22
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	OTCBB
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes □  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes □    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer  □                       Accelerated filer  □

Non-accelerated filer  □                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2009, approximately 11,810,684 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $7,086,410 based on the available OTCBB closing price of $.60 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock of the registrant outstanding as of December 21, 2009 was 32,885,684.

Documents Incorporated by Reference:  None.

FORM 10-K
ECOLOGY COATINGS, INC.
SEPTEMBER 30, 2009

PART I

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract immediate additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein.

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

In this prospectus, “Ecology”, “we”, “us”, or “our” refer to Ecology Coatings, Inc. and its wholly-owned subsidiary, Ecology Coatings, Inc., a California corporation.

ITEM 1.   DESCRIPTION OF BUSINESS

Ecology Coatings, Inc. (“Ecology-CA”) was originally incorporated in California on March 12, 1990.  OCIS Corp. (“OCIS”) was incorporated in Nevada on February 6, 2002.  OCIS completed a merger with Ecology-CA on July 27, 2007 (the “Merger”).  In the Merger, OCIS issued approximately 30,530,684 shares of common stock to the Ecology-CA stockholders.  In this transaction, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc. and our ticker symbol on the OTC Bulletin Board association changed to “ECOC.”  As a result of the merger, we became a Nevada corporation and Ecology-CA became a wholly owned subsidiary.

Company Overview

We develop “clean tech”, nanotechnology-enabled, ultra-violet (“UV”) curable coatings that are designed to drive efficiencies, reduce energy consumption, create new performance characteristics and virtually eliminate pollutants in the manufacturing sector.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated clean technology products that reduce overall energy consumption and offer a marked decrease in drying time.

Our patent and intellectual property activities to date include:

•	seven patents covering elements of our technology from the United States Patent and Trademark Office(“USPTO”)

•	two European patents allowed and nine pending patent applications in foreign countries

•	one ICT international patent application

•	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

•	200+ proprietary coatings formulations.

We continue to work independently on developing our clean technology products further. Our target markets include electronics, steel, construction, automotive and trucking, paper products and original equipment manufacturers (“OEMs”).  Our business model contemplates both licensing and direct sales strategies.  We intend to license our technology to industry leaders in our target markets, through which products will be sold to end users.  We plan to use direct sales teams and third party agents in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.

Business in General
We have focused on developing products that support inexpensive mass production utilization of protective coatings that leverage nano-particle clean technology and are cured under UV light.  We believe that the use of our “Liquid Nanotechnology™” coatings represent a paradigm shift in coatings technology.  While our competitors have focused their efforts on improving the industry-standard, thermal-cured powder-coat, water-borne and solvent-based coatings, we have strived for technological breakthroughs.  We have developed over 200 individual coating formulations that we believe address the limitations of traditional coatings.  The USPTO has issued six patents and have allowed a seventh covering many of these formulations as well as their application.  Additionally, the formulations that are not currently patent protected are protected as trade secrets.

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

Our Liquid Nanotechnology™ coatings offer a number of performance and user benefits over traditional coatings.  We believe that our 100% solids, UV-cured industrial products represent the coatings industry’s cutting edge in overall performance, offering bottom line value and environmental advantages to users because they:

•	Cure faster, usually in seconds, not minutes;

•	Use less floor space, thereby improving operating efficiency;

•	Use dramatically less energy;

•	Reduce production compliance burdens with the Environmental Protection Agency because our coatings produce fewer emissions;

•	Provide improved coating and/or substrate performance; and

•	Boost manufacturing productivity by increasing process throughput.

Conventional Low-Tech Coatings

Many conventional, low-tech coatings used today require 20 or more minutes of drying time (either air dried or forced thermal drying).  In the case of air drying, a process bottleneck can occur, causing reduced production rates. In the case of thermally induced drying, protective coats can only be applied to materials able to withstand certain levels of heat.  This requires the disassembly of many manufactured parts before they can be coated and further increases the time needed for the coating process to be completed. In either case, the manufacturing process is characterized by inefficiency, slower production rates, higher energy costs, increased product costs, and greater floor space requirements.

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

Our Solution - Clean Technology

Liquid Nanotechnology™, our 100% solids UV-cured industrial coatings clean technology, addresses all of the issues noted above and provides unique performance combinations.  We have developed over 200 specific individual coating formulations that address the limitations of traditional carrier-based coatings,  some of which are patent protected. Our coatings cure in less than a minute after application without the use of heat.  This changes the manufacturing dynamic in four ways.  First, UV curing eliminates the bottleneck effect and makes product disassembly unnecessary, increasing the speed with which coated products are produced.  Second, the use of UV curing eliminates the need for thermal heating equipment and/or drying space, allowing manufacturers to use less floor space.  Third, the elimination of thermal heating from the manufacturing process produces dramatic energy cost savings.  Finally, the use of 100% solids results in fewer harmful airborne emissions being released during production or application.

Our clean technology coatings have other advantages.  Indeed, a crucial advantage of our products is that they are more cost effective than conventional coatings.  Our 100% solid coatings offer increased efficiency and result in minimal wasted product: if a manufacturer needs one mil of dry film thickness, it need only apply and cure one mil of our coating.

Cleantech Offerings

Paper – Our paper coatings provide:

•	high speed curing – seconds, not minutes - compatible with high speed print operations e.g. 400 feet per minute on flexographic labels and printed packaging
•	Barrier protection – revolutionary thin film properties with tremendous resistance to water, gas and chemical barriers and low oxygen transmission
•	Our coatings allow the substitution of lower cost paper instead of expensive and non-recyclable plastic. EcoQuick™ coated paper can replace polymer laminates on paper, labels and packaging
•	Nanotechnology-enhanced formulations provide coating performance including superior adhesion and abrasion resistance.

Metals - Our metal coatings provide:

•	The UV curing process uses 80 percent less energy, slashes manufacturing floor space by up to 80 percent, and eliminates curing bottlenecks.
•	High speed curing – seconds compared to minutes for heat-cured solvent-based and powder coatings.
•	Barrier protection –Unique thin film properties such as water and chemical resistance, and low oxygen transmission reducing corrosion.
•	Nanotechnology-enhanced formulations provide unique coating performance including superior adhesion to difficult-to-adhere-to metals with improved scratch resistance
•	Increases manufacturing productivity since UV curing uses no heat; so complex products containing metal parts with rubber gaskets do not need to be disassembled prior to the coating and curing.
•	Reduces and/or eliminates EPA compliance burden and cost.

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

Electronics - Our coatings do not contain either water or organic solvents that may damage delicate electronic components.  Moreover, these coatings are also UV curable and may be applied and cured without thermal shock to the substrate. We believe this technology also offers potential for various electronics applications.

Medical -  We have successfully developed a flexible, urethane based coating used to bond metal and plastic parts for use on a cardiovascular device.

License Arrangements

We have not yet been successful in generating substantial licensing or sales revenue and our coatings have yet to be incorporated into manufacturers’ products.  Many of our potential customers require extensive performance tests of our technology which can take several years to complete.  In addition, some potential customers are concerned about our long-term financial viability.  We are unable to make predictions regarding the timing and size of any future royalty payments and/or product sales.  With respect to the licenses described below, we believe that any royalties depend on the licensee’s ability to market, produce and sell products incorporating our proprietary technology.  We cannot predict when we will receive any royalty or sales revenue from these licenses, if ever.

DuPont.  On November 8, 2004, we licensed our platform automotive technology to DuPont.  This non-exclusive license covers all of DuPont’s automotive metal coating activities in North America.  The license is for a term of fifteen (15) years, terminating on November 8, 2019.  The license provides for royalty payments at a stated percentage of net sales.  To date, we have not received any royalty payments pursuant to this license as our coatings have yet to be incorporated into products by DuPont and we cannot predict when we will, if ever.  Royalty payments are entirely dependent on DuPont’s marketing efforts which are beyond our control.  DuPont is not required under the agreement to incorporate our coatings into DuPont products.  The license agreement does not require DuPont to ensure any minimum level of sales using our coatings.

Red Spot Paint & Varnish.  On May 6, 2005, we granted Red Spot Paint & Varnish an exclusive license to manufacture and sell one of our proprietary products for use on 22 gallon metal propane tanks.  The duration of this license is fifteen years, terminating on May 6, 2020.  Upon consummation of the license, Red Spot made a one-time payment of $125,000 to us.  All of our revenue in 2007 and 2008 was from this one customer.  The license also provides for royalty payments at a stated percentage of net sales.  To date, we have not received any royalty payments pursuant to this license as our coatings have yet to be incorporated into Red Spot’s products and we cannot predict when we will, if ever.  Royalty payments are entirely dependent on Red Spot’s marketing efforts which are beyond our control.  Red Spot is not required under the agreement to incorporate our coatings into Red Spot products.  The license agreement does not require Red Spot to ensure any minimum level of sales using our coatings.

Medical Device Company  On February 3, 2001, we granted a medical device company a license to use one of our proprietary products on a cardiovascular application.  All terms of this license are subject to a confidentiality agreement.  The duration of this agreement is unlimited except upon breach of the agreement by either party.  The medical device company paid us a one time licensing fee of $70,000 and thereafter we will not receive future revenues under this agreement.

Prior to reaching a license agreement with a potential customer, we typically work with the potential customer on a development phase to better understand its needs and desired performance levels.  A good example of our development phase is our Collaboration Agreement with Reynolds Innovations Inc. for the development of a fire standards compliant cigarette.  Although we had previously developed a unique coating to meet this customer’s needs and had already passed some initial testing, this Agreement provided for a series of additional tests that must be satisfactorily passed before our coating was used in the production of cigarettes.  This development process with Reynolds could have taken up to two years to complete.  On November 13, 2009, Reynolds terminated the Collaboration Agreement before we completed any milestone.  No payments or penalties were paid in connection with the termination.  Both parties faced difficulties in overcoming manufacturing issues.  Our UV lamps add additional heat in a tightly controlled (heat and humidity) manufacturing environment.  In addition, no high-speed sensing equipment exists to verify the coating is in place for every cigarette produced at the anticipated production speed.   In the face of manufacturing challenges and large capital expenditures this project would require, Reynolds terminated the agreement.  As a result of the termination, we are now free to pursue opportunities with other cigarette and paper manufacturers.

Marketing Strategy

Our target markets include  electronics, automotive and trucking, paper and packaging products and original equipment manufacturers.  Our business model contemplates both a licensing strategy and direct sales strategy.  We intend to license our technology to industry leaders in the electronics, steel, construction, automotive and medical applications markets, through which our product will be sold to end users.  We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales. Thus, our key promotional activities may include:

•	Attendance and technical presentations at industry trade shows and conventions;

•	Internal and external sales forces, with a force of industry-specific sales people who will identify, call upon and build ongoing relationships with key purchasers and targeted industries;

•	Fostering joint development agreements and other research arrangements with industry leaders and third party consortiums;

•	Print advertising in journals with specialized industry focus;

•	Web advertising, including supportive search engines and Web site registration with appropriate sourcing entities;

•	Public relations, industry-specific venues, as well as general media, to create awareness of us and our products. This will include membership in appropriate trade organizations; and

•	Brand identification through trade names associated with us and our products.

Sales Strategy

To date, we have conducted all of our business development and sales efforts through our senior management team who are active in other roles.  We intend to build dedicated sales, marketing, and business development teams to sell our products.  Our initial focus will be either the direct sales of our products to end users and/or the formation of joint venture arrangements with established market participants through which our products will be sold.  We also intend to engage in strategic licensing activities targeted at key markets.  Eventually, we hope to also use strategic external sales forces who can extend the reach of our marketing efforts.

Our sales cycle is often longer than one year.   The sales process begins with the identification of potential customers in selected markets. If the customer is interested, the customer will generally send application samples to us for initial analysis and testing.  We then coat the application samples using our product. Provided we are able to demonstrate the efficacy of our product on the application sample to the customer, the customer will then perform extended durability tests.  In most cases, we are unable to exert any control or influence over the durability test. Upon conclusion of the durability test, we plan to work with the customer while it decides whether to purchase our product.   We did not generate any sales revenues in fiscal year 2009.

In some cases, the potential customer will have to modify its coating production line to add UV curing to replace its thermal curing equipment.  We plan to work with the customer to assist in the transition of its traditional coating operations to our technology.  We expect that the customer’s resistance to change, costs, access to capital, and payback on investment will be factors in its decision to adopt our technology.

FY 2010 Goals

     Our FY2010 goals, given sufficient capital, are to:

•	Secure a suitable facility and build an enhanced research laboratory;

•	Complete the prototype coatings line of the pail manufacturer we have working with;

•	Expand current research initiatives and intellectual property protection;

•	Expand our in-house sales and sales channel business development team;

•	Pursue independent, third party review of our technology through independent testing and evaluation;

•	Secure new sources of revenue.

Competition

The industrial coatings industry is extremely competitive.  There are several hundred sources in the United States of conventional paints and coatings for general metal use, including major sources such as Akzo Nobel, PPG, Sherwin-Williams and Valspar, who also offer UV coatings primarily for flooring, graphics, paper and container lithography applications.  Direct competition comes from a variety of UV-cure producers such as Allied Photochemical, Rad-Cure (Altana Chemie), Red Spot (Fujikura), R&D Coatings, Northwest (Ashland), DSM Desotech, Prime and other small sources.  Although certain of these competitors offer 100% solids products, our product technology is unique as demonstrated by our patents and trade secrets.

Competitive factors in this industry include ease of use, quality, versatility, reliability, and cost.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  We might not be able to compete successfully in this market.  Further, existing and new companies may enter the industrial coatings markets in the future.

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  Our patent and intellectual property activities to date include:

•	seven patents covering elements of our technology from the United States Patent and Trademark Office(“USPTO”)

•	nine pending patent applications in foreign countries. One patent has been allowed in China.

•	one ICT international patent application

•	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

•	200+ coatings formulations.

The USPTO has issued all patents to Sally J.W. Ramsey, our founder and Vice President for New Product Development, which she irrevocably assigned to us.

In addition, we have developed over 200 individual coating formulations.  We have taken actions to protect these formulations under trade secret laws.

It is possible that no additional patents relating to our existing technology will be issued from the United States or any foreign patent offices, or that we will not receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.  With the exception of a patent allowed in China, action with respect to our foreign patents has been limited to translation of the patent applications.  In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage.  Although we have entered into or intend to enter into confidentiality agreements with our employees, consultants, advisors, and other third parties that we are engaged with, we cannot be certain that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Research and Development

Most of our efforts are focused on inventive research to discover new ways to coat substrates using UV curing.  Those efforts resulted in a variety of new UV cured coatings and patents and patent applications to protect those inventions.  Since 2007 most of our commercialization efforts are related to the application of our cumulative expertise to a different array of substrates for specific customer applications.  By working closely with potential customers, we believe we position ourselves to better understand their needs which increases the likelihood they will use our technology and speed the adoption of our technology in the marketplace.  During this process, our initial customers and we are each responsible for costs incurred in the development process.

For fiscal years 2007, 2008, 2009, we spent approximately $200,000, $275,000 and $175,000 on research and development, respectively.  This includes contracted research, salary expenses of Sally Ramsey, our Vice President of New Product Development, laboratory expenses and raw materials.  During these three fiscal years, we did not undertake any customer-sponsored research and development.

Manufacturing

We presently have a limited manufacturing capacity. We currently have no contracts in place for the manufacturing of our products.   The raw materials used in our coatings are liquids and we do not believe such materials have any negative environmental impact.  Our business is subject to  many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of hazardous substances.  We must conduct our business in compliance with these regulations.  Any changes in such regulations or any change in our business that requires us to use hazardous materials, could force us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.  Increasing public attention has been focused on the environmental impact of manufacturing operations.  While we have not experienced any adverse effects on our operations from environmental regulations, and our products are designed to have no adverse impact on the environment, our business and results of operations could suffer if for any reason we are unable to comply with present or future environmental regulations.

Our principal raw materials suppliers are Cytec Industries, Inc., Chem-Materials Co., Sartomer Company, Inc., Rahn USA Corp., Evonik and GMZ, Inc.

Employees

As of November 16, 2009, we had five full-time employees.  As of that date, we had employment agreements with four of our employees.

ITEM 1A.  RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent the known material risks that we believe could cause our business results to differ from the statements contained herein.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We have an accumulated deficit of $22,688,817 as of September 30, 2009, $13,456,402 of this amount is due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuances of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions .  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”).  Neither Equity 11 or SAC is committed to make any additional investments in us.  We will need to raise additional capital from Equity 11, SAC or other investors in fiscal year 2010 in order to continue to fund our operations.

We have entered the emerging business of nanotechnology, which carries significant developmental and commercial risk

We have expended in excess of $1,000,000 to develop our nanotechnology-enabled and other products.  We expect to continue expending significant sums in pursuit of further development of our technology. Such research and development involves a high degree of risk as to whether a commercially viable product will result.

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

We need immediate additional financing in January 2010 to continue our operations

As of September 30, 2009, we were in default on approximately $739,484 in short term debt, including accrued interest.  Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise additional funds in January 2010 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.

During our last fiscal year ended September 30, 2009, we relied on the sale of convertible preferred securities to fund our operations.  We raised $763,716 from the issuance of notes and the sale of convertible preferred shares during the twelve months ended September 30, 2009.  On May 15, 2009, we entered into a Convertible Preferred Securities Agreement with Equity 11 under which Equity 11 may purchase additional shares of our preferred stock, but we do not have any commitments for additional financing from Equity 11.  On September 30, 2009, we entered into a Securities Purchase Agreement with SAC but such agreement does not commit SAC to provide any additional financing beyond the initial investment which netted us $120,000.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional investments from Equity 11 and SAC.  While there is no maximum amount Equity 11 can invest in us under its Securities Purchase Agreement and a $3,000,000 cap on the amount of investment by SAC under its Securities Purchase Agreement, neither Equity 11 nor SAC is committed to make any additional investments in us.  The preferred shares held by Equity 11 and SAC can be converted into shares of our common stock at prices that will likely be highly dilutive to our common shareholders.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which expires on December 31, 2012.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  On September 21, 2009, we entered into new employment agreements with our Chief Executive Officer, Chief Operating Officer, and General Counsel and entered into an amendment to Ms. Ramsey’s employment agreement.  We do not have an employment agreement with our Chief Financial Officer.

We Rely on Computer Systems for Financial Reporting and other Operations and any Disruptions in Our Systems Would Adversely Affect Us

We rely on computer systems to support our financial reporting capabilities and other operations. As with any computer systems, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our ability to report our financial results in a timely manner or to otherwise operate our business.  In this regard, our financial data in our accounting software (QuickBooks) became corrupted and unusable in late June 2009 and the backup system for our computer systems failed to backup the data. This resulted in a delay in our ability to complete our financial statements for the June 30, 2009 quarter and to file our Form 10-Q with the SEC for such period.

Risks Related to our Business

We are operating in both mature and developing markets, and there is a risk that we may not achieve acceptance of our technology and products in these markets

We researched the markets for our products using our own personnel rather than third parties.  We have conducted limited test marketing and, thus, have relatively little information on which to estimate our levels of sales, the amount of revenue our planned operations will generate and our operating and other expenses.  We cannot be certain that we will be successful in our efforts to market our products or to develop our markets in the manner we contemplate.

Certain markets, such as electronics and specialty packaging, are developing and rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer.  Because of these factors, demand and market acceptance for new products may be difficult.  In mature markets, such as automotive or general industrial, we may encounter resistance by our potential customers in changing to our technology because of the capital investments they have made in their present production or manufacturing facilities.  Thus, we cannot be certain that our technology and products will become widely accepted. We do not know our future growth rate, if any, and size of these markets. If a substantial market fails to develop, develops more slowly than expected, becomes saturated with competitors or if our products do not achieve market acceptance, our business, operating results and financial condition will be materially adversely affected.

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

There is a significant amount of competition in our market

The industrial coatings market is extremely competitive.  Our competitors include Akzo Nobel, PPG, Sherwin-Williams and Valspar, Allied Photochemical, Rad-Cure (Altana Chemie), Red Spot (Fujikura), R&D Coatings, Northwest (Ashland), DSM Desotech, Prime.  Competitive factors our products face include ease of use, quality, portability, versatility, reliability, accuracy, cost, switching costs and other factors.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors who have competitive technology and products for many of our products.  New companies will likely enter our markets in the future.  Although we believe that our products are distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, we may not be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share.  We do not know that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

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

A few of the raw materials for our products are produced by a small number of specialized manufacturers.  While we believe that there are alternative sources of supply, if, for any reason, we are precluded from obtaining such materials from such manufacturers, we may experience long delays in product delivery due to the difficulty and complexity involved in producing the required materials and we may also be required to pay higher costs for our materials.

We are uncertain of our ability to protect our technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary Liquid Nanotechnology™, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover a number of aspects of our Liquid Nanotechnology™.  The U.S. Patent Office (“USPTO”) has issued seven patents to us.  We have four applications still pending before the USPTO and nine patent applications pending in other countries, plus one pending ICT international patent application.

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

Further, patent infringement claims in the United States or in other countries will likely be asserted against us by competitors or others, and if asserted, we may not be successful in defending against such claims.  If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms.  Alternatively, in the event a license is not offered, we might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability.  Any redesign efforts undertaken by us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

We are uncertain of our ability to protect our proprietary technology and information

In addition to seeking patent protection, we rely on trade secrets, know-how and continuing technological advancement in special formulations to achieve and thereafter maintain a competitive advantage.  Although we have entered into confidentiality and employment agreements with employees, consultants, certain potential customers and advisors, we cannot be certain that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

We may be precluded from registering our trademark registrations in other countries

We have received approval of “EcoQuick”, “EZ Recoat™”, “Liquid Nanotechnology™”, “Ecology Coatings™” as trademarks in connection with our proposed business and marketing activities in the United States.  Although we intend to pursue the registration of our marks in the United States and other countries, prior registrations and/or uses of one or more of such marks, or a confusingly similar mark, may exist in one or more of such countries, in which case we might be precluded from registering and/or using such mark in certain countries.

There are economic and general risks relating to our business

The success of our activities is subject to risks inherent in business generally, including demand for products and services; general economic conditions; changes in taxes and tax laws; and changes in governmental regulations and policies.  For example, difficulties in obtaining credit and financing and the slowdown in the U.S. automotive industry have made it more difficult to market our technology to that industry.

Risks Related to our Common Stock

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During fiscal year 2009, our low and high market prices of our stock were $0.25 per share (March 24, 2009) and $2.00 per share (August 17, 2009).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholder to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholder to sell our common stock.

Control by key stockholders

As of September 30, 2009, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 75.4% of the voting power of our outstanding capital stock.  In addition, pursuant to the investment agreements we entered into with Equity 11, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

We have never paid dividends and have no plans to do so in the future

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our investment agreements with Equity 11 prevent the payment of any dividends to our common stockholders without the prior approval of Equity 11.  Dividends for the preferred shares held by Equity 11 and SAC have not been paid in cash.  Thus far, the dividends have been paid through the issuance of additional preferred shares.

The issuance and exercise of additional options, warrants, and convertible securities may dilute the ownership interest of our stockholders

To the extent that our outstanding stock options and warrants are exercised, convertible preferred shares are converted to common stock and/or promissory notes are converted into common stock, dilution to the ownership interests of our stockholders will occur.

As of November 16, 2009, we had granted options to purchase 5,131,119 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of September 30, 2009, we had issued warrants to purchase 4,518,500 shares of our common stock which includes 1,178,500 warrants issued to Equity 11.  As of September 30, 2009, Equity 11 purchased convertible preferred shares and has been issued additional preferred shares as dividends that are convertible into 10,516,370 common shares.  As of September 30, 2009, there was $739,484 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.

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

Indemnification of officers and directors

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  In addition, we maintain Directors and Officers liability insurance.  Our shareholder will have only limited recourse against such directors and officers.

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

Sales of our stock by Equity 11 may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  On some trading days, no shares of our stock are sold.  In addition, we have filed a registration statement for a portion of the shares held by Equity 11 and may file additional registration statements for Equity 11’s shares as the SEC rules may permit.  Once registered, these shares may be sold on the OTC Bulletin Board.  Future sales of a substantial number of shares by Equity 11 will likely put a downward pressure on the price of our stock.

Short Selling may drive the price of our stock down

Short selling is the practice of selling securities that have been borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale and the repurchase, as he will pay less to buy the securities than he received on selling them. Conversely, the short seller will make a loss if the price of the security rises.  The ability of Equity 11 to sell a substantial number of shares once a registration statement is effective and the downward pressure on the price of our common stock that may result may encourage short selling of our common stock by third parties.  Such short selling will cause additional downward pressure on the price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

Our executive office consists of approximately 1,600 square feet and is located at 2701 Cambridge Court, Suite 100, Auburn Hills, MI  48326.  The lease commenced on September 1, 2008 and continues through September 30, 2010 at an average rate of $2,997 per month.  The lessor, Seven Industries, Inc., is wholly owned by J.B. Smith, one of our Directors and the managing partner of Equity 11, Ltd.

We also lease approximately 3,600 square feet of laboratory space at 1238 Brittain Road, Akron, Ohio 44310.  We use this facility for manufacturing, storing and testing of our products.  We are currently leasing this property on a month-to-month basis and the monthly rent is $1,800.

Management believes that our existing facilities are adequate for our current needs and that suitable additional space will be available on reasonable terms if required.  Management also believes that our facilities are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,919.57 plus interest, attorneys fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter to reduce the balance owed under the note.  We have engaged counsel in New York to represent our interests and file pleadings on our behalf.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High Close	Low Close
Fiscal Year 2010
1st Quarter (through November 16, 2009)	$.55	$.25

Fiscal Year 2009
1st Quarter	$1.04	$.65
2nd Quarter	$.95	$.25
3rd Quarter	$.89	$.31
4th Quarter	$2.00	$.40

Fiscal Year Ended September 30, 2008
1st Quarter	$3.15	$1.01
2nd Quarter	$3.65	$1.01
3rd Quarter	$2.05	$.52
4th Quarter	$2.50	$.51
Fiscal Year Ended September 30, 2007
1st Quarter	$3.18	$.76
2nd Quarter	$2.22	$1.46
3rd Quarter	$4.85	$1.59
4th Quarter	$4.90	$2.95

As of September 30, 2009, we had approximately 242 shareholders of record of our common stock.  As of that date, Equity 11 held 18,895,038 shares of our common stock if it converts all of its preferred shares into common shares.  We have agreed to register 4,340,000 common shares to be converted by Equity 11 from its convertible preferred shares  pursuant to our Securities Purchase Agreement and Convertible Preferred Securities Agreement with Equity 11.  The sale of all or a significant portion of the 4,340,000 shares held by Equity 11 could have a material negative effect on the price of our common stock.

Dividends

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our Securities Purchase Agreement with Equity 11 prevents the payment of any dividends to our common stockholders without the prior approval of Equity 11.  We have paid dividends due Equity 11 for its preferred shares by issuing additional preferred shares in lieu of cash.

Securities Authorized for Issuance Under Equity Compensation Plans

Our shareholders approved the 2007 Stock Option Plan and authorized 4,500,000 common shares to be reserved for options exercised under the Plan.  In fiscal year 2008, our Board of Directors authorized an additional 1,000,000 common shares to be reserved for exercises under the Plan.  The following table sets forth certain information as of September 30, 2009, concerning outstanding options and rights to purchase common stock granted to participants in all of our equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.
			Number of Securities
			Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	OutstandingOptions, Warrants	Price of Outstanding Options,	(ExcludingSecurities
	and Rights	Warrants and Rights	Reflected in Column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,500,000	$1.22	-

Equity compensation plans not approved by security holders	631,119.51		368,881

Total	5,131,119	$1.13	368,881

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year ended September 30, 2009.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Set forth below is a description of all of our sales of unregistered securities during the last three years.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Act.  All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

On August 28, 2008, we entered into a Securities Purchase Agreement with Equity 11 for the issuance of 5% convertible preferred shares at a price of $1,000 per share.  Under the Securities Purchase Agreement, Equity 11 may purchase up to $5,000,000 of 5% convertible preferred shares.  In addition, for each acquisition of convertible preferred shares, Equity 11 will be issued warrants to purchase up to 2,500,000 shares of our common stock at $.75 per share.  As of September 30, 2009, under the Securities Purchase  Agreement, Equity 11 had been issued 2,436 shares of 5% Convertible Preferred Shares and had been issued warrants to purchase 1,178,500 shares.

On May 15, 2009, we entered into a Convertible Preferred Securities Agreement (the “Preferred Securities Agreement”) with Equity 11 for the issuance and sale of 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  The Preferred Securities Agreement did not replace or terminate the terms of the Securities Purchase Agreement.  That is, the terms of the Securities Purchase Agreement will continue to apply to preferred stock and warrants issued under the Securities Purchase Agreement.  Similarly, the terms of the Preferred Securities Agreement will apply to preferred stock issued under the Preferred Securities Agreement.

Equity 11 may convert the convertible preferred shares into our common stock at a conversion price that is twenty percent (20%) of the average of the closing price of our common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  As of September 30, 2009, we had issued 566 Convertible Preferred Shares to Equity 11 under the Preferred Securities Agreement.  On December 14, 2009, we extended the termination date of the Preferred Securities Agreement until the earlier to occur of June 15, 2010 or the acceptance by our Board of Directors of a new investment in us by a third party in an amount of at least $3,000,000.

On September 30, 2009, we and SAC, entered into a Securities Purchase Agreement for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B (the “Convertible Preferred Shares”) at a purchase price of $1,000 per share.  SAC is owned by Richard Stromback a former member of our Board of Directors.  Until April 1, 2010, SAC has the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  SAC may convert the Convertible Preferred Shares into shares of our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by SAC under a Registration Rights Agreement.  Fifty percent (50%) of each investment, up to a maximum of $500,000, will be placed in a fund and disbursed as directed by SAC to satisfy our outstanding debts, accounts payable and/or investor relations programs (“Discretionary Fund”).  On October 1, 2009, SAC acquired 240 of our Convertible Preferred Shares, Series B with a purchase price per share of $1,000.  We received $240,000 of gross proceeds and net proceeds of $120,000 after payments were made from the Discretionary Fund for outstanding obligations owed to Mr. Stromback.

We issued the following promissory notes during 2008:

Note Holder	Issue Date(s)	Amount Owing on September 30, 2009
Investment Hunter, LLC	March 1, 2008	$336,973
Mitchell Shaheen I	September 21, 2008	$187,003
Mitchell Shaheen II	July 14, 2008	$126,540
George Resta	March 1, 2008	$45,132

The notes had limited conversion rights until their dates of maturity.  They no longer have the ability to convert to our common stock but we may consider such conversion in order to conserve cash.

During the prior three years, we issued the following warrants:

Number of Warrants	Issue Date	Expiration Date	Acquisition Price per Share	Held By
500,000	December 18, 2006	December 18, 2016	$.90	Trimax, LLC
2,000,000	November 11, 2008	November 11, 2018	$.50	Trimax LLC
12,500	March 1, 2008	March 1, 2018	$1.75	George Resta
262,500	February 5, 2008	February 5, 2018	$2.00	Hayden Capital USA, LLC
125,000	March 1, 2008	March 1, 2018	$1.75	Investment Hunter. LLC
210,000	June 9, 2008	June 9, 2018	$2.00	Hayden Capital USA, LLC
100,000	June 21, 2008	June 21, 2018	$.75	Mitchell Shaheen
100,000	July 14, 2008	July 14, 2018	$.50	Mitchell Shaheen
15,000	July 14, 2008	July 14, 2018	$1.75	George Resta
15,000	July 14, 2008	July 14, 2018	$1.75	Investment Hunter, LLC
14,400	October 1, 2009	October 1, 2019	$.42	Stromback Acquisition Corporation

Total: 3,354,400

On July 21, 2007, we completed a Private Placement and raised $4,232,970 from the sale of our common stock to private investors.

The following summarizes the above recent sales of unregistered securities:

Title	Date	Underwriters Or Purchasers	Consideration	Exemption	Ability To Convert	Terms of Conversion	Use of Proceeds
Private Placement Memorandum	July 21, 2007	(1)	$2 per share	4(2) of ’33 Securities Act		-	Working Capital
Investment Hunter, LLC	March 1, 2008	-	$500,000	4(2) of ’33 Securities Act	Prior to June 30, 2008	Lower of $1.75 or price of “New Offering”	Working Capital
Mitchell Shaheen I	September 21, 2008	-	$150,000	4(2) of ’33 Securities Act	Prior to July 18, 2008	Lower of $.50 or price of “New Offering”	Working Capital
Mitchell Shaheen II	July 14, 2008		$100,000	4(2) of ’33 Securities Act	Prior to August 10, 2008	“New Offering” price	Working Capital
George Resta	March 1, 2008		$50,000	4(2) of ’33 Securities Act	Prior to June 30, 2008	Lower of $1.75 or price of “New Offering	Working Capital

(1)
The list of PPM purchasers include:  Daniel Ahlsrtrom, Edward F Andrews, Alan Andrews, Donald Bailey Trust, Eugene Baratta, Marty Bartnick, Michael Battaglia, Deanna Berman, John R Bourbeau, John Bourbeau, Jr., Kastytis Buitkus, Bruce C Bullard, James C Carson, Thomas Commes, William F Coyro, Jr., Jon Crouse, Shawn Van Drehle, Paul Dudgeon, Gary Dudgeon, Ferguson Financial Group, Albert Hodgson, James Hoen, Guy T Humeniuk, Rae Ann Hoffman Jones, Andrew & Danielle Kapoor, Jeffrey Knudson, F. Thomas Krotine, John Lindeman, Henry & Michelle Lindeman III, Michele & Maria Longordo, Chris Marquez, Simone Mastantuono, Neil Master, Steven & Antonia Mellos, John Morgan, James Padilla, Timothy Perkins, Sasha Prakash, Paul & Susan Prentis, Trimax, LLC, Grace Rosman, Joseph Savel, Scott Schaffer, Robert Sims, Stephen & Darlene Stephens, David T Sterrett, Jr., David Susko, Patrick Sweeney, Kristin Wikol, and Michael Wisniekski.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract immediate additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein.

Overview

We develop nano-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing.  We create proprietary coatings with unique performance attributes by leveraging our platform of integrated nano-material technologies.  We develop high-value, high-performance coatings for applications in the specialty paper, automotive, general industrial, electronic and medical areas.  Our target markets include the electronics, steel, construction, automotive and trucking, paper products and OEMs.  We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.

Operating Results

Years Ended September 30, 2009 and 2008

Results From Operations

Revenues for the years ended September 30, 2009 and 2008, were $0 and $25,092, respectively. Substantially all of our revenues for the year ended September 30, 2008 derived from our licensing agreement with Red Spot. These revenues stem from the amortization of the initial payment of $125,000 by Red Spot to us in May 2005 and not from any subsequent transactions.

Salaries and Fringe Benefits.   The decrease of approximately $526,000 in such expenses for the year ended September 30, 2009 compared to the year ended September 30, 2008 is the result of the elimination of two salaried employees prior to October 31, 2008, the elimination of a third in March 2009, the reduction of the salary of one employee effective October 1, 2008, and the reductions of the salaries of three employees in December 2008. These reductions were partially offset by the expense associated with the options issued to two employees in September 2008 and December 2008 as well as the addition of a new employee in September 2008.

Professional Fees. The increase of approximately $366,000 in these expenses for the year ended September 30, 2009 compared to the year ended September 30, 2008 is the result of the issuance of 2,000,000 options to Trimax in November 2008.  These options vested upon issuance, so the entire charge of $1,368,000 was recognized in that month. This expense was offset by a reduction of approximately $1,050,000 in fees and options paid or awarded to consultants for a variety of services. Three such consultants are no longer under agreement with us and two others have reduced their ongoing fees to us.

Other General and Administrative Expenses. The decrease of approximately $310,000 in these expenses for the year ended September 30, 2009 compared to the year ended September 30, 2008 reflects reductions in legal fees relating to SEC filings, in-sourcing the work of preparing SEC filings, the elimination of debt extension fees, and the reduction of travel and travel-related expenses.

Operating Losses. The increased loss between the reporting periods is explained by the increases in the expense categories discussed above and the decrease in revenue over the periods.

Interest Income for the years ended September 30, 2009 and 2008 was $142 and $5,784, respectively. The decrease resulted from a reduction in our average investable cash balances between and 2008 and 2009.

Interest Expense. The decrease of approximately $1,150,000 for the year ended September 30, 2009 compared to the year ended September 30, 2008 is the result of the expensing of the value of detachable warrants issued with bridge notes in the earlier period partially offset by the revaluing of previously issued detachable warrants and an increase of approximately $700,000 in average outstanding debt for the 2008 period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the years ended September 30, 2009 and 2008 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss. The decrease in the Net Loss of approximately $1,588,000 for the year ended September 30, 2009 compared to the year ended September 30, 2008, while more fully explained in the foregoing discussions of the various expense categories, is due primarily to reductions of approximately $1,150,000 in Interest Expense, $1,007,000 in certain professional fees, $310,000 in Other General and Administrative expenses, and $526,000 in Salaries and Fringe Benefits, partially offset by the expensing of a grant of 2,000,000 options awarded to a consultant in November 2008 and the fact that we recognized no revenue in the 2009 period.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the year ended September 30, 2009 compared with the year ended September 30, 2008 reflects the decreased Net Loss discussed above.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash and cash equivalents as of September 30, 2009 and September 30, 2008 totaled ($0) and $974,276, respectively.  The decrease reflects cash used in operations of $1,555,950, cash used to purchase fixed and intangible assets of $59,441, and cash used to pay down debt of $372,801.  This decrease was partially offset by borrowings of $75,000 and the issuance of $913,500 in convertible preferred stock.

We are a company that has failed to generate significant revenues as yet and have incurred an accumulated deficit of ($22,688,817), $13,456,402 of this amount is due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuances of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  We have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

We expect to continue using substantial amounts of cash to: (i) develop and protect our intellectual property; (ii) further develop and commercialize our products; (iii) fund ongoing salaries, professional fees, and general administrative expenses.  Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenue.

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of convertible preferred securities.

As of September 30, 2009, we had notes payable to three separate parties on which we owed approximately $739,484 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  The notes and the accrued interest totaling $739,484 owing to three note holders were due prior to September 30, 2008 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the original principal and interest balance on two of these notes.  We have made a $5,000 payment to the third note holder to whom we owed approximately $333,300 in principal and accrued interest as of September 30, 2009.  Additionally, we have notes owing to shareholders totaling approximately $289,586 including accrued interest as of September 30, 2009.  These notes are due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured.

As of September 30, 2009, Equity 11 had purchased 3,002 convertible preferred shares.  In addition, we entered into a Securities Purchase Agreement with SAC on September 30, 2009.  On October 1, 2009, SAC acquired 240 shares of our Convertible Preferred Shares, Series B with a purchase price of $1,000 per share.  We received $240,000 of gross proceeds and net proceeds of $120,000 after payments were made from the Discretionary Fund for outstanding obligations owed to Mr. Stromback.  We will need to raise immediate additional funds in fiscal year 2010 to continue our operations. At present, we do not have any binding commitments for additional financing.  If we are unable to obtain additional financing, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On September 30, 2009, we had 32,835,684 common shares issued and outstanding and 3,002 in convertible preferred shares issued and outstanding.  These preferred shares and accumulated and unpaid dividends can be converted into a total of 10,674,377 shares of our common stock.  As of September 30, 2009, options and warrants to purchase up to 9,649,619 shares of common stock had been granted.  Additionally, some of our outstanding notes and accrued interest may be converted into shares of common stock in order to conserve cash.

Our financing agreements with Equity 11 allow Equity 11 the opportunity to match any other offers of financing that we receive.  To date, this provision has not inhibited our ability to seek alternative financing arrangements.  Equity 11 chose not to match the financing offer that we recently received from SAC that resulted in a Securities Purchase Agreement dated September 30, 2009.  On December 14, 2009, we extended the termination date of the Preferred Securities Agreement until the earlier to occur of June 15, 2010 or the acceptance by our Board of Directors of a new investment in us by a third party in an amount of at least $3,000,000.

Our financing agreements with Equity 11 also require that Equity 11 approve any capital expenditure greater than $10,000.  To date, Equity 11 has not prevented us from making any capital expenditure greater than $10,000.

Capital Commitments

Contractual
Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$840,017	$840,017	$—	$—	$—

Interest on notes payable	189,051	189,051	—	—	—
Contractual Service Agreements	1,681,584	695,834	985,750	—	—
Office Leases	37,486	37,486	--
Equipment Leases	12,830	7,044	5,786	—	—

Total Contractual Obligations	$2,770,968	$1,769,432	$991,536	$—	$—

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include contractual service agreements, office leases and equipment leases.  A summary of our off-balance sheet arrangements is below:

	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Contractual Service Agreements	$695,834	$985,750	---	---	$1,681,584

Office Leases	$37,486	---			$37,486

Equipment Leases	$7,044	$5,786	---	---	$12,830

Total Off-Balance Sheet Obligations	$740,364	$991,536	---	---	$1,731,900

Our off-balance sheet contractual service agreements include services provided by vendors and services by our employees under employment agreements.  Vendor services include IP/PR services, legal services and business and revenue generation consulting services.  The following table summarizes of our off-balance contractual service agreements:

Contract Service Provider	Purpose	Monthly Amount	Expiration	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

McCloud Communications	IR/PR Services	$5,000	12/31/2009	$15,000				$15,000

Wilson, Sonsini, Goodrich & Rosati	SEC Legal Services	$1,667	12/31/2009	$5,001				$5,001

RJS Consulting LLC	Business Consulting	$16,000	9/17/2011	$192,000	$192,000			$384,000

Robert Crockett	CEO	$16,667	9/21/2012	$200,000	$400,000			$600,000

Daniel Iannotti	General Counsel & Secretary	$12,500	9/21/2012	$146,500	$300,000			$446,500

F. Thomas Krotine	COO & President	$5,417	9/21/2011	$63,583				$63,583

Sally Ramsey	Chief Chemist	$6,250	1/1/2012	$73,750	$93,750			$167,500

Total Contractual Service Obligations		$63,501		$695,834	$985,750			$1,681,584

We have a lease for our headquarters in Auburn Hills, MI.  The space for our laboratory in Akron, OH is not currently subject to a written lease – we use that space on a month to month basis.  A summary of our Auburn Hills, MI office lease is summarized in the table below:

Contract Service Provider	Purpose	Monthly Amount	Expiration	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Seven Industries, Ltd.	Auburn Hills, MI Headquarters	$2,952	11/30/2009	$5,904				$5,904
		$3,110	5/31/2010	$18,966				$18,966
		$3,154	9/30/2010	$12,617				$12,617

We lease computer equipment and our office printer/copier for our Auburn Hills, MI headquarters.  A summary of our off-balance sheet leases for computer equipment and the printer/copier is shown in the table below:

Contract Service Provider	Purpose	Monthly Amount	Expiration	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Dell Financial Services	Computer Equipment	$42	6/17/2010	$336				$336

Dell Financial Services	Computer Equipment	$44	7/17/2010	$396				$396

Ricoh America	Printer/Copier	$526	9/22/2011	$6,312	$5,786			$12,098

See also Notes to the Consolidated Financial Statements in this prospectus. The details of such arrangements are found in Note 5 – Commitments and Contingencies and Note 10 – Subsequent Events.

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

Patents.  It is our policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life. For purposes of the preparation of the audited, consolidated financial statements found elsewhere in this prospectus, we have recorded amortization expense associated with the patents based on an eight year useful life.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable since we are a smaller reporting company under the applicable SEC rules.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at September 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure in that our auditors made adjustments to our Black-Scholes calculations used to expense stock options and warrants.  We have previously disclosed that errors occurred in calculating expense associated with stock options.  Those errors were found in the calculations for the Black-Scholes option-pricing model for the quarter ended March 31, 2009.  In a post-closing adjustment, we recognized an additional $74,243 in stock options expense.  We have taken steps to ensure in the future that two people will separately make calculations involving the Black-Scholes option-pricing model and that each review the other’s for accuracy and completeness.

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

Our internal control over financial reporting is supported by policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

We rely on computer systems to support our financial reporting capabilities and other operations. As with any computer systems, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our ability to report our financial results in a timely manner or to otherwise operate our business.  Our financial data in our accounting software (QuickBooks) became corrupted and unusable in late July 2009. The backup system for our network computer system failed to backup the data.  An outside IT technical vendor was also unable to restore the file to working order.  Since the file could not be restored, we manually recreated our financial data back to the date of our most recent backup data file (November 20, 2008).  Due to the significant efforts incurred in recreating the data, we filed a Form 12b-25 with the SEC to extend the filing date for our Form 10-Q for the June 30, 2009 period for five calendar days.  As a result of this failure, we modified the backup procedures for our financial data.  Our CFO is manually backing up the financial data to CD disks on a weekly basis.  We have also undertaken tests to ensure the network backup system is working and have scheduled periodic testing to ensure continued network backup functionality.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of September 30, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of September 30, 2009, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  We have previously noted errors in calculating expense associated with stock options.  Those errors were found in the calculations for the Black-Scholes option-pricing model for the quarter ended March 31, 2009.  In a post-closing adjustment, we recognized an additional $74,243 in stock options expense.  We have taken steps to ensure in the future that the multiple calculations involving the Black-Scholes option-pricing model are reviewed several times for accuracy and completeness.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit us to provide only Management’s report in this Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of September 30, 2009, the name, age, and position of each Executive Officer and Director and the term of office of each Director and significant employees.

Name	Age	Position
Richard D. Stromback	40	Former Director
J.B. Smith	37	Director
Joe Nirta	46	Director
Rocco DelMonaco, Jr.	56	Director
Robert G. Crockett	51	Chief Executive Officer
F. Thomas Krotine	68	President and Chief Operating Officer
Daniel V. Iannotti	53	Vice President, General Counsel & Secretary
Kevin Stolz	46	CFO, Controller and Chief Accounting Officer
Sally J.W. Ramsey	56	Vice President – New Product Development

Under Section 5.1 of the Securities Purchase Agreement and Section 5.1 of the Preferred Securities Agreement, Equity 11 has the right to elect three of the five directors to our Board of Directors.  Mr. Smith is one of the Directors appointed by Equity 11 and Joseph Nirta is the other Equity 11 appointed Director.  Equity 11 has the ability to appoint a third director at any time but had not done so as of September 30, 2009.  Each other Director serves for a term of one year and until his successor is duly elected and qualified. Each officer serves at the pleasure of the Board of Directors subject to any applicable employment agreements.

Set forth below is certain biographical information regarding each of our current executive officers, directors and significant employees as of September 30, 2009.

Richard D. Stromback.  Mr. Stromback served as our Chairman of the Board of Directors from March 1, 2004 to September 21, 2009.  Mr. Stromback resigned from our Board of Directors on October 1, 2009.  From Mach 1, 2004 until October 30, 2006 and from August 15, 2007 until September 15, 2008, Mr. Stromback also served as our Chief Executive Officer.  From 1997 to 2003, Mr. Stromback was the CEO of Web Group, a privately-held IT staffing firm founded by Mr. Stromback in 1997. Mr. Stromback holds a B.A. from Brandon University in Canada.

J.B. Smith.  Mr. Smith became a Director on September 15, 2008.  Mr. Smith currently is the Managing Partner for Equity 11, Ltd. Equity 11’s portfolio companies employ the largest collection of former federal law enforcement agents in the private sector.  Smith is also currently serving as Chairman of Isekurity, the nation’s leader in identity theft solutions and holds a bachelor’s degree in Administration of Justice from The Pennsylvania State University.  Smith has served as a member of Stealth Investigations LLC since 2003, and has been a partner in Sky Blue Ventures since 2004.  Also known as the creator of the “Philanthropic InvestmentSM,” Smith is a partner in WM Reign, Ltd., an investment model solely dedicated to helping finance churches and Christian causes by utilizing Smith’s “Philanthropic InvestmentSM” concept.

Joseph Nirta.  On October 20, 2008, Joseph Nirta was elected as a Director.  Mr. Nirta was the co-founder of BondExchange LLC and BondDesk Group LLC. The electronic bond trading platform created by Mr. Nirta revolutionized the online bond trading market. Nirta served as Bond Desk Group’s chief information officer and a board member since 1999. He has a Bachelor of Mathematics in Computer Science from the University of Waterloo, Waterloo, Ontario, and is a Certified Oracle DBA.

Rocco DelMonaco, Jr.  Mr. DelMonaco became a Director on September 15, 2008, and is our only independent Director.  Mr. DelMonaco has been the Vice President of Security for Georgetown University since 2007.  From 2005 to 2007, Mr. DelMonaco was an Assistant Executive Director of ManTech Security and Mission Assurance Corporation.  From 2004 to 2005, Mr. DelMonaco was the Acting Director with the Department of Homeland Security, Incident Management Division.  From 2002 to 2004, Mr. DelMonaco was a Special Agent in Charge- Liaison Division with the Department of Homeland Security, Federal Air Marshall Service.  From 1980 to 2002, Mr. DelMonaco was a Supervisory Special Agent with the United States Secret Service.  Mr. DelMonaco received his BA from the University of Miami and his Masters of Public Administration from Pepperdine University.

Robert G. Crockett.  Mr. Crockett joined us as our Chief Executive Officer on September 15, 2008.  From 2007 to September, 2008, Mr. Crockett served in Advanced Sales Development for JCIM L.L.C., a an automotive plastics supplier and joint venture between Johnson Controls Inc. and private equity.  In 2007, Mr. Crockett served as President – Exterior Painted Products for Plastech, a privately held plastic component supplier.  From 2004 to 2006 he also served as Vice President of Plastech as part of the executive team acquired from LDM Technologies Inc.  From 1997 through 2004, Mr. Crockett served as Director for LDM Technologies Inc., a privately held automotive exterior and interior supplier.  From 1996 to 1997, he was a Vice President at the Becker Group, a privately held automotive interior supplier.  Mr. Crockett holds a B.S. in Business from Central Michigan University.

F. Thomas Krotine.  Since October 30, 2006, Mr. Krotine has served as our President and from October 30, 2006 until August 15, 2007, he served as our Chief Executive Officer.  From August 15, 2007 to the present, he has also served as the Chief Operating Officer.  Mr. Krotine is an industry veteran with extensive coatings industry and materials-based experience.  From 2001 to 2006, Mr. Krotine was a Principal of TBD Associates, a technology and business development consulting company.   From 1996 to 2001, he served as Chairman of CV Materials, a privately-held a supplier of porcelain enamel materials and coatings.  Prior to his role at CV Materials, from 1992 to 1996 he was the Manager of TK Holdings, a private company which he formed to acquire equity holdings in small-to-medium-sized manufacturing companies.  From 1990 to 1992, he served as a Vice President at Valspar, a publicly-held coatings company, where he managed Valspar’s North American powder coating business.  From 1980 to 1990, he served as Senior Vice President at Sherwin-Williams Company, a publicly-held paint and coatings concern, where he was responsible for technology management and corporate environmental and health compliance.  Mr. Krotine holds a B.A., an M.S. and a Ph.D. in Metallurgy and Materials Science from Case Western Reserve University in Cleveland, Ohio.

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

Kevin Stolz.  Mr. Stolz became our Controller and Chief Accounting Officer on February 1, 2007 and our Chief Financial Officer on March 26, 2009.  From 1999 until 2007, Mr. Stolz was the principal of Kevin Stolz and Associates, Ltd., a Troy, Michigan-based management consulting firm specializing in providing financial and operations consulting services.  From 1985 to 1987, Mr. Stolz worked as an auditor at Coopers & Lybrand, a public accounting firm, and from 1988 to 1992 he worked in commercial lending at JP Morgan/Chase.  From 1997 to 1999, he was the Vice President of Manufacturing of Unique Fabricating, Inc. a privately held Detroit automotive supplier; from 1996 to 1997, a Controller at Broner Glove and Safety, Inc. a privately held wholesale distributor, and; from 1992 to 1995 the Director of Operations for Virtual Services, Inc., a privately held computer services firm.  Mr. Stolz has an M.B.A. from the University of Notre Dame and a B.B.A. in Accounting from the University of Portland.

Sally Judith Weine Ramsey.  Ms. Ramsey is our founder. From 1990 to the present, Ms. Ramsey served as Vice President of Ecology-CA and from 1990 to November 2006 served as Secretary.  From 1990 to November 2003, she served as a director of Ecology-CA. As of July 27, 2007, Ms. Ramsey was elected our Vice President of New Product Development.  Ms. Ramsey is a graduate of the Bronx School of Science and holds a B.S. in Chemistry with honors from Hiram College.

 Directors appointed after September 30, 2009

None.

Committees of the Board of Directors

Audit Committee

Since July 2008, the entire Board has acted on any matter requiring Audit Committee approval.

Our Board, acting as the Audit Committee, appoints our independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations, in conjunction with management and our public auditors; and preparing the report that the Securities and Exchange Commission will require in our Form 10-K.  On October 18, 2007, the Audit Committee adopted a written charter.

Compensation Committee

Since July 2008, the entire Board has acted on any matter requiring Compensation Committee approval.

Our Board, acting as the Compensation Committee, assists in the  development plans and compensation of our officers, directors and employees. Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission regulations will require in our future Form 10-Ks.  On October 18, 2007 the Board of Directors adopted a written Compensation Committee charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended, requires our Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, the following officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2009:

Director, Officer or 10% Beneficial Owner	Number of Late Reports	Number of Transactions Not Reported On A Timely Basis	Failure to File Required Form	Date(s) of Filings

JB Smith, Director	2	2	N/A	October 2, 2008 & January 26, 2009

Richard Stromback, Former Director	1	1	N/A	January 26, 2009

Daniel Iannotti	1	1	N/A	December 23, 2008

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics may be obtained without charge by sending a written request to us at 2701 Cambridge Court, Suite 100, Auburn Hills, MI 48326, Attn: Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years ended September 30, 2009 and 2008.

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name (a)	(b)	($) (c)	($) (d)	($) (e)	($) (f) (1)	($) (g)	($) (h)	($) (i)		($) (j)

Richard D. Stromback,	2009	$0	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$0
Former Chairman & CEO (2)	2008	$305,789	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$305,789

Robert G. Crockett, CEO (3)	2009	$200,000	$-0-	$-0-	$411,867	$-0-	$-0-	$21,261	(5)	$464,328
	2008	$8,333	$-0-	$-0-	$254,701	$-0-	$-0-	$1,297		$263,034

Sally J.W. Ramsey,	2009	$89,167	$-0-	$-0-	$-0-	$-0-	$-0-	$17,265	(5)	$106,432
Vice President – New	2008	$195,833	$-0-	$-0-	$-0-	$-0-	$-0-	$12,564	(5)	$208,397
Product Development (4)

F. Thomas Krotine	2009	$50,667	$-0-	$-0-	$104,288 (9)	$-0-	$-0-	$8,873	(5)	$120,603
COO, Director	2008	$160,000	$-0-	$-0-	$-0-	$-0-	$-0-	$7,342	(5)	$167,342

David W. Morgan	2009	$54,375	$-0-	$-0-	$-0- (6)	$-0-	$-0-	$22,945	(5)(7)	$77,320
Vice President, CFO and Treasurer (6)	2008	$210,000	$-0-	$-0-	$180,367	$-0-	$-0-	$27,687	(5)(7)	$418,054

Kevin Stolz	2009	$67,667			$18,304	$-0-	$-0-	$22,438	(5) (6)	$108,409
CFO (6)	2008	$133,333			$160,561	$-0-	$-0-	$16,349	(5)	$310,243

Daniel Iannotti, General Counsel & Secretary	2009	$115,000			$280,264			$17,015	(5)	$412,279
	2008	$21,058			$-0-			$1,577	(5)	$22,635

(1)
See Note 7 in the Consolidated Financial Statements included in our Form 10-K for our fiscal year ended September 30, 2009 for a discussion of the assumptions underlying the value of the compensation disclosed in this column.

(2)
Mr. Stromback resigned as our CEO on September 15, 2008. Effective October 1, 2008, he was engaged by us as a consultant through an entity named RJS Consulting, LLC.  Mr. Stromback resigned from our Board on October 1, 2009.

(3)
Mr. Crockett began employment with us as CEO on September 17, 2008. His annual salary is $200,000.  He was awarded 330,000 options on that date, the value of which is disclosed in Option Awards in this table. On September 21, 2009, our Board, re-set the strike price of these options to $0.51 per share and accelerated the vesting of these options to 110,000 vesting on September 15, 2009, March 15, 2010 and September 15, 2010, respectively. The value associated with the reset of the strike price and the acceleration of the vesting period was $168,800 He was awarded 670,000 options with a strike price of $0.51 per share on September 21, 2009, with a value of $243,067

(4)
Ms. Ramsey entered into an employment agreement with us on January 1, 2007.  Pursuant to such employment contract, she will receive a salary of $180,000 for the calendar year 2007, a salary of $200,000 for the calendar years 2008 through 2011, and a salary of $220,000 for calendar year 2012.  Pursuant to amendments of her employment agreement, Ms. Ramsey’s current salary is $75,000 per year.  Ms. Ramsey was awarded options to purchase 450,000 shares of common stock that vest over five years.

(5)	These amounts reflect health insurance for all persons shown.

(6)
Mr. Morgan resigned as Chief Financial Officer on March 26, 2009. Mr. Stolz was appointed our Chief Financial Officer on March 26, 2009.  Mr. Morgan forfeited 225,000 options as a result of his resignation.

(7)	Reflects automobile allowance paid to Mr. Morgan.
(8)
Reflects $25,395 in new options issued  9/21/09 and $107,488 in value associated with accelerating the vesting period associated with 330,000 options issued in October, 2009. The acceleration was approved by our board on September 21, 2009. The options issued in October, 2009 had a value of $147,380

(9)
On September 21, 2009, our Board re-set the strike price of 80,237 of Mr. Krotine’s options to $.40 and the strike price of 250,982 of his options to $1.00. The value of these resets totaled $43,225. Also on that date, our Board issued 169,000 additional options to Mr. Krotine with a value of $61,063.

Compensation Policy.

Our executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable us to achieve earnings and profitability growth. We must, therefore, create incentives for these executives to achieve both company and individual performance objectives through the use of performance-based compensation programs.

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

Base Salary. The base salary for each executive officer is reviewed and compared to the prior year, with considerations given for increase. Base salary adjustments will be based on both individual and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility.  No increases were given to executives from 2008 to 2009.

Stock Options.  Stock option awards are determined by the Board of Directors based on several factors, some of which include responsibilities incumbent with the role of each executive, tenure, as well as our financial performance, such as shipment of product at certain thresholds. The vesting period of options is also tied, in some instances, to our performance directly related to certain executive’s responsibilities.

Bonuses.  To date, bonuses have been granted on a limited basis, with these bonuses related to meeting certain performance criteria that are directly related to areas within the executive’s responsibilities, such as production of product and sales of product to customers. As we continue to evolve, more defined bonus programs are expected to be created to attract and retain our employees at all levels. No bonuses were granted in 2009.

Other.  As of September 30, 2009, we had no profit sharing plan in place for employees.  However, this is another area of consideration to add such a plan to provide yet another level of compensation to our compensation plan.  We reimburse all or a portion of health insurance costs for its employees.

Mr. Stromback earned a base salary of $305,789 during 2008 but no compensation in fiscal year 2009.  He was employed under an employment agreement effective January 1, 2008. He resigned his position as CEO on September 15, 2008.  Effective October 1, 2008, Mr. Stromback signed a consulting contract with us that expires on September 11, 2011.  The contract calls for monthly payments of $16,000, a monthly office expense reimbursement of $1,000, and payment for Mr. Stromback’s attendance at certain events.  Mr. Stromback resigned from our Board of Directors on October 1, 2009.

Mr. Crockett was named our CEO on September 15, 2008.  He receives a base salary of $200,000 and health care benefits.  Additionally, he was awarded 330,000 options to purchase shares of our common stock at $1.05 per share.  The options vest in 110,000 option increments over a thirty month period, with the first tranche becoming exercisable on March 15, 2010, the middle tranche becoming exercisable on September 15, 2010, and the final tranche becoming exercisable on March 15, 2011.  The options expire on September 11, 2018.  He earned $8,333 in base salary in 2008 and the aforementioned options were valued at $254,701.  Additionally, we paid $1,297 in medical insurance premiums on his behalf, bringing his total 2008 compensation to $263,034.  On September 21, 2009, we entered into a three year employment agreement with Mr. Crockett with a annual salary of $200,000, re-setting the strike price to $0.51 per share and accelerating the vesting of existing options held by him and granting him an additional 670,000 stock options with an exercise price of $0.51 per share with a term of ten years.

Ms. Ramsey has a base salary of $60,000 and earned compensation of $89,167 in fiscal year 2009.  Additionally, we paid health insurance premiums of $12,564 on her behalf.  Her total compensation for 2008 was $208,397.  She is employed under an agreement dated January 1, 2007.  The employment agreement is for a term of five years from January 1, 2007 through January 1, 2012.  Her salary for the first year is $180,000, then $200,000 for years two through four, and finally $220,000 for year five.  Ms. Ramsey earned a base salary of $157,146 during 2007 along with a bonus of $6,667 for performance criteria she met during the year.  These earnings, coupled with the $335,442 of stock options and $10,081 in company-paid health insurance premiums, brought her total compensation to $509,336 for 2007.  On January 1, 2007, Ms. Ramsey was granted options to purchase 450,000 shares of our common stock at $2 per share.  The options vest in tranches of 150,000 each on January 1st of 2010, 2011, and 2012 and expire on January 1, 2017.  On September 21, 2009, we signed the Second Amendment to Ms. Ramsey’s employment agreement increasing Mr. Ramsey’s salary to $75,000 per year.

Mr. Krotine earned a base salary of $160,000 during 2008 until December 3, 2008 when it was reduced to $24,000 annually.  In addition, we paid $7,342 in medical insurance premiums on his behalf, bringing his total compensation for 2008 to $167,342.  He earned a base salary of $155,248 during 2007.  These earnings, coupled with the $16,545 of stock options and $5,277 in company-paid health insurance premiums and $5,064 of auto allowance, brought his total compensation to $182,134 for 2007.  On November 1, 2006, he was awarded options to purchase 321,217 shares of our common stock at $2 per share.  80,237 of these options vested on November 1, 2007 and the remaining 240,980 vested on November 1, 2008.  These options expire on November 1, 2016.  He was also awarded 10,000 options on February 1, 2007 for service as a director.  These options have an exercise price of $2 per share, vested on April 1, 2008, and expire on February 1, 2017.  He was employed under an employment agreement that expired on November 1, 2008.  On September 21, 2009, we entered into a new employment agreement with Mr. Krotine increasing his salary to $65,000 per year and awarding him 169,000 stock options to purchase our common stock at $0.51 per share with a term of ten years.

Outstanding Equity Awards at Fiscal Year 2009 End

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
			Equity			Number		Plan	Plan
			Incentive			of	Market	Awards:	Awards:
			Plan			Shares	Value of	Number of	Market or
	Number of	Number of	Awards:			or Units	Shares or	Unearned	Payout Value
	Securities	Securities	Number of			of	Units of	Shares,	of Unearned
	Underlying	Underlying	Securities			Stock	Stock	Units or	Shares, Units
	Unexercised	Unexercised	Underlying			That	That	Other	or Other
	Options	Options	Unexercised	Option	Option	Have	Have	Rights That	Rights That
	(#)	(#)	Unearned	Exercise	Expiration	Not	Not	Have Not	Have Not
	Exercisable	Unexercisable	Options (#)	Price	Date	Vested	Vested	Vested	Vested
Name (a)	(b)	(c)	(d)	($) (e)	(f)	(#) (g)	($) (h)	(#) (i)	($) (j)
Richard D. Stromback	10,000	0		2.00	3/01/2017
Sally J.W. Ramsey	0	450,000		2.00	1/01/2017
F. Thomas Krotine	321,219			.85	11/01/2016
	10,000			1.00	3/01/2017
		169,000		.51	9/21/2019
Robert G. Crockett	110,000			.51	9/15/2018
		890,000		.51	9/21/2019

Kevin P. Stolz	25,000			1.05	2/1/2017
	25,000	25,000		1.05	2/1/2018
	10,000			1.05	9/17/2018
	10,000	30,000		1.00	7/31/2019

J.B. Smith	100,000	0		1.05	9/17/2018

Rocco DelMonaco	100,000	0		1.05	9/17/2018

Joseph Nirta		100,000		1.04	10/20/2019

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

Mr. Krotine was granted 331,217 options under the 2007 Stock Option Plan.  All options are priced at $2.00 per share and expire in ten (10) years.  None of the options vested at the time of issuance.  On November 1, 2007, 80,237 options vested and 240,982 options vested on November 1, 2008.  Mr. Krotine received 10,000 options as part of the 2007 Stock Option Plan for service as a director, which vested on April 1, 2008.  These options have an exercise price of $2.00 per share and expire ten (10) years from the date of issuance.  On September 21, 2009, Mr. Krotine was granted 169,000 additional options priced at $.51 per share with a term of ten (10) years.  These newly issued options will expire in ten (10) years (September 15, 2019).

Mr. Crockett was awarded 330,000 options to purchase shares of our common stock at $1.05 per share.  None of the options were exercisable at issuance.  The options vest in 110,000 option increments over a thirty month period, with the first tranche becoming exercisable on March 15, 2010, the middle tranche becoming exercisable on September 15, 2010, and the final tranche becoming exercisable on March 15, 2011.  On September 17, 2009, our Board re-set the strike price for these options to $.51 per share and adjusted the vesting of these options so that 110,000 increments each vest on September 15, 2009, March 15, 2010 and September 15, 2010 respectively.  The options expire on September 17, 2018.  On September 21, 2009, Mr. Crockett was granted 670,000 additional options priced at $.51 per share with 167,500 options exercisable on March 2011, 167,500 options exercisable on September 15, 2011, 167,500 options exercisable on March 15, 2012 and 167,500 options exercisable on September 15, 2012.  These newly issued options will expire in ten (10) years (September 15, 2019).
Mr. Smith was awarded 100,000 options to purchase shares of our common stock at $1.05 per share.  None of the options were exercisable at issuance.  The options vested on September 15, 2009 and expire on September 15, 2018.  These options are personal to Mr. Smith and do not include convertible preferred shares and warrants issued to Equity 11.  Mr. Smith is the managing partner of Equity 11.

Mr. DelMonaco was awarded 100,000 options to purchase shares of our common stock at $1.05 per share.  None of the options were exercisable at issuance.  The options vested on September 15, 2009 and expire on September 15, 2018.

Mr. Nirta was awarded 100,000 options to purchase shares of our common stock at $1.04 per share. None of the options were exercisable at issuance. The options vested on October 20, 2009 and expire on October 20, 2018.

At the end of 2008, all of the 4,500,000 options available under the 2007 Plan had been granted.  On December 2, 2008, the Board of Directors authorized the addition of another 1,000,000 shares to the 2007 Plan.  The table above indicates options granted under the Plan to certain executives in fiscal 2009.  The balance of the options under the 2007 Plan was granted to consultants, other employees, and past and current directors.  In 2009, 1,439,000 options were granted under the 2007 Plan, 900,000 were forfeited and 50,00 were exercised.

Stock Option Plans

Our Board of Directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”) on May 9, 2007 and the shareholders approved the Plan on June 4, 2007. The 2007 Plan authorized us to issue up to 4,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. On December 2, 2008, the Board of Directors authorized the addition of another 1,000,000 shares to the 2007 Plan. Since that date, the number of authorized options under the 2007 Plan has not increased.  In the fiscal year ended September 30, 2009, we issued 1,379,000 options under the 2007 Plan to our directors, officers and employees, and 60,000 options were issued to consultants, all of which are subject to vesting provisions.

The 2007 Plan authorizes us to grant (i) to key employees incentive stock options and non-qualified stock options and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock. Our Compensation Committee will administer the Plans by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

The 2007 Plan allows for the grant of incentive stock options, non-qualified stock options and restricted stock awards. Incentive stock options granted under the 2007 Plan must have an exercise price at least equal to one hundred percent (100%) of the fair market value of the common stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than ten percent (10%) of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to one hundred ten percent (110%) of the fair market value of the common stock on the date of grant. Non-statutory stock options may have exercise prices as determined by our Compensation Committee. To date, no incentive stock options have been granted under the Plan.

The Compensation Committee is also authorized to grant restricted stock awards under the 2007 Plan. A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Compensation Committee.

Compensation of Directors

J.B. Smith and Rocco DelMonaco were appointed to our Board of Directors on September 17, 2008. Each received options to purchase 100,000 shares of our common stock for $1.05 per share. The options become exercisable on September 17, 2009 and expire on September 17, 2018.  Joseph Nirta was appointed to our Board on October 20, 2008 and received options to purchase 100,000 of our common stock for $1.04 per share and which expire on October 20, 2018.

Director Compensation for fiscal year 2009

						Change in
						Pension Value
						and
	Fees					Nonqualified
	Earned				Non-Equity	Deferred
	Or Paid	Stock	Option		Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name (a)	($)	($)	($)		($)	($)	($)	($)

Richard D. Stromback (1)	$-0-	$-0-	$-0-	(1)	$-0-	$-0-	$-0-	$-0-

J.B. Smith (2)	$-0-	$-0-	$76,971	(2)	$-0-	$-0-	$453,259 (8)	$530,230

Rocco DelMonaco (3)	$-0-	$-0-	$76,971	(3)	$-0-	$-0-	$-0-	$76,971

Joseph Nirta (7)	$-0-	$-0-	$70,483		$-0-	$-0-	$-0-	$70,483

F. Thomas Krotine (4)	$-0-	$-0-	$-0-	(5)	$-0-	$-0-	$-0-	$-0-

Robert W. Liebig (5)	$-0-	$-0-	$-0-	(6)	$-0-	$-0-	$-0-	$-0-

Donald Campion (6)	$-0-	$-0-	$-0-	(7)	$-0-	$-0-	$-0-	$-0-

(1)
Mr. Stromback had 10,000 outstanding vested option awards at an exercise price of $2.00 per share at fiscal year end 2009.  These options expire on March 1, 2017. He resigned as a director on October 1, 2009.

(2)	Reflects compensation paid to Sales Attack, LLC, a company wholly-owned by Equity 11. Mr. Smith is a principal in Equity 11. Of this amount, $29,333 was paid in cash while the remainder, $423,926 reflects the value of options awarded to Sales Attack. Mr. Smith had 100,000 outstanding vested option awards at an exercise price of $1.05 per share at fiscal year end 2009. These options expire on September 17, 2018.

(3)	Mr. DelMonaco had 100,000 outstanding vested option awards at an exercise price of $1.05 per share at fiscal year end 2009. These options expire on September 17, 2018.

(4)
Mr. Krotine had the following options outstanding at fiscal year end 2009:
• 80,237 outstanding vested options at an exercise price of $.85 per share which expire on November 1, 2016
• 10,000 outstanding vested option awards at an exercise price of $1.00 per share which expire on March 1, 2017
• 240,982 outstanding unvested option awards at an exercise price of $.85 per share which expire on November 1, 2016
• 169,000 outstanding unvested options at an exercise price of $.51 per share which expire on September 21, 2019.
Mr. Krotine resigned as a director on September 15, 2008.

(5)	Mr. Liebig had 100,000 outstanding option awards at fiscal year end 2008. He resigned on July 24, 2008.

(6)	Mr. Campion had 100,000 outstanding option awards at fiscal year end 2008. He resigned on July 13, 2008.

(7)	Mr. Nirta had 100,000 outstanding option awards at fiscal year end 2009. He was appointed a director on October 20, 2008.

Mr. Stromback did not receive any compensation in 2008 for serving as Chairman.  Mr. Stromback resigned as a director on October 1, 2009.

Mr. Smith, a non-employee director, received 100,000 options in 2008 for serving as a director.  All of his compensation is disclosed in the Director Compensation Table.

Mr. DelMonaco, a non-employee director, received 100,000 options in 2008 for serving as a director.  All of his compensation is disclosed in the Director Compensation Table.

Mr. Krotine did not receive any compensation in 2008 for serving on the Board of Directors. He resigned as a director on September 15, 2008.

Mr. Morgan resigned as a director on September 15, 2008 and from his employment on March 26, 2009.  He did not receive any compensation in 2008 for serving on the Board of Directors.

Mr. Liebig, a non-employee director, did not receive any compensation in 2008 for serving as a director. He resigned on July 24, 2008.

Mr. Campion, a non-employee director, did not receive any compensation in 2008 for serving as a director. He resigned on July 13, 2008,

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Effective September 21, 2009, we entered into an employment agreement with Robert G. Crockett, under which he serves as the Chief Executive Officer.  Mr. Crockett  reports to the Chairman of the Board of Directors.  Mr. Crockett receives an annual base salary of $200,000. The Compensation Committee of the Board of Directors may review Mr. Crockett’s salary to determine what, if any, increases shall be made thereto.  The Crockett Agreement may be terminated prior to the end of the term by us for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the Crockett Agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the Crockett Agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with F. Thomas Krotine (the “Krotine Agreement”), our COO. The Krotine Agreement is deemed effective September 21, 2009 (the “Effective Date”) and shall expire on September 21, 2010. Effective November 1, 2009, Mr. Krotine receives an annual base salary of $65,000. The Compensation Committee of the Board of Directors may review Mr. Krotine’s salary to determine what, if any, increases shall be made thereto. The Krotine Agreement may be terminated prior to the end of the term by us for cause. If Mr. Krotine’s employment is terminated without cause or for “good reason,” as defined in the Krotine Agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the Krotine Agreement. Further, a termination within one year of a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti (the “Iannotti Agreement”), our Vice President, General Counsel & Secretary. Mr. Iannotti  has served as our Vice President, General Counsel since August 11, 2008. The Iannotti Agreement is deemed effective September 21, 2009 (the “Effective Date”) and shall expire on September 21, 2012. Effective November 1, 2009, Mr. Iannotti receives an annual base salary of $150,000. The Compensation Committee of the Board of Directors may review Mr. Iannotti’s salary to determine what, if any, increases shall be made thereto. The Iannotti Agreement may be terminated prior to the end of the term by us for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the Iannotti Agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the Iannotti Agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

Kevin Stolz serves as Chief Financial Officer, Controller and Chief Accounting Officer under an agreement with us effective February 1, 2007.  The agreement was executed on February 1, 2008 and was terminated on July 28, 2009 and Mr. Stolz continues to serve on an at-will basis. He reports to the Chief Executive Officer.

Sally J.W. Ramsey serves as the Director of Research and Development and New Product Development.  Her employment agreement is for a term of five years from January 1, 2007 through January 1, 2012.  Her salary for the first year is $180,000, then $200,000 for years two through four, and finally $220,000 for year five but it was reduced to $60,000 effective December 1, 2008.  She reports to the Chief Executive Officer.  On September 21, 2009, we entered into a Second Amendment To Employment Agreement with Sally J.W. Ramsey which amends Section 4.1 of her Employment Agreement with us to provide for an annual salary of $75,000 effective November 1, 2009.
Ms. Ramsey’s agreement is renewable for one year at our option unless either party gives written notice to the other party that it does not wish to extend the agreement.  The agreement may be terminated prior to the end of the term by us for cause, good reason, or upon thirty days written notice given to the other party.  If the executive’s employment is terminated without cause or for “good reason,” as defined in their employment agreements, the executive is entitled to the amount of salary that would have been paid over the balance of the term of the agreement and will receive it over such period.  Further, upon a change in control other than with Equity 11, we must pay the executive’s annual salary that would be payable for a twenty-four month period and any declared and accrued, but as of then unpaid, bonus or stock options grant, shall be deemed to be vested.

On August 27, 2008, the terms of the employment agreements of Messrs. Stromback, Krotine, Morgan, Stolz were amended so the Equity 11 transaction was not a “change in control” under the terms of those then existing employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2009, certain information regarding the beneficial ownership our common stock by: (i) each person known by the company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, (ii) each Director and Executive Officer, and (iii) all Directors and the Executive Officers as a group.

	Beneficially Held Shares Outstanding
Person	Shares	Percentage

Equity 11/JB Smith(1)	18,895,038	36.4%

Richard Stromback (2)	11,293,129	21.7%

Sally Ramsey (3)	3,150,000	6%

Rocco DelMonaco (4)	100,000	*

Joe Nirta (5)	100,000	*

Robert Crockett (6)	110,000	*

Daniel Iannotti (7)	110,000	*

Tom Krotine (8)	341,217	*

Kevin Stolz (9)	100,000	*

Directors and officers as a group (9 persons):	34,199,384	65.7%
* Less than 1%.
(1) Includes warrants to acquire 1,178,500 shares, 945,000 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2009, and 9,299,778 shares issuable upon conversion of 5% preferred stock convertible within 60 days of September 30, 2009.  These amounts include stock options to purchase 531,000 shares held by Sales Attack LC and stock options to purchase 100,000 shares held by JB Smith.  Mr. J.B. Smith is the Managing Partner of Equity 11, Ltd. and may be deemed to share voting and dispositive power over the shares held by Equity 11, Ltd and options held by Sales Attack LC.  Mr. Smith disclaims beneficial ownership of shares held by Equity 11, Ltd., except to the extent of any pecuniary interest therein.  Mr. Smith is the managing partner of Sales Attack LC.  Sales Attack LC provides marketing services to us pursuant to a Consulting Agreement entered into on September 17, 2008.  The $20,000 monthly obligation of this Agreement was terminated on May 15, 2009.
(2) Includes 62,500 shares owned beneficially and of record by his wife, Jill Stromback, but does not include 4,340,000 shares held by Mr. Stromback’s brother and sister, Doug and Deanna Stromback.  Includes 10,000 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2009 and also includes 571,428 common shares convertible from 240 convertible preferred shares purchased by Stromback Acquisition Corporation and warrants to purchase 14,400 common shares issued in connection with that purchase.
(3) Includes 3,000,000 shares owned directly and options to acquire 150,000 common shares.
(4) Includes options to acquire 100,000 common shares.
(5) Includes options to acquire 100,000 common shares.
(6) Includes options to acquire 110,000 common shares.
(7) Includes options to acquire 110,000 common shares.
(8) Includes 10,000 shares directly owned and options to acquire 331,217 common shares.
(9) Includes options to acquire 100,000 common shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The following table identifies the payments and obligations made by us to the Equity 11, an affiliate of the Equity 11 or any person with whom the Equity 11 has a contractual relationship regarding the Equity 11’s investment in Ecology Coatings for the past three years:

Payment Entity	Purpose	Payment Amount	Frequency	Termination Date	Total Payments Made	Total Payments Remaining

Seven Industries, Ltd. (4)	Office Rent	$2,951.76	Monthly	September 20, 2010	$25,591.60(2)	$25,072.11

Sales Attack LC (5)	Marketing & Sales Consulting Services	1) $20,000 per month 2) Stock options to purchase 531,000 shares at $1.05 per share 3) Sales commission of 15% of royalties and 3% of product sales	$20,000 Monthly	May 15, 2009	$169,333(1)	$0

Jim Juliano (6)	Financial	$7,500	Monthly	May 15, 2009	$37,500 (2)	$0

Seven Industries, Ltd. (7)	Promissory Notes	$54,000	One-Time	May 15, 2009	$54,337 (3)	$0

JB Smith LC (8)	Promissory Note	$7,000	One-Time	Terminated	$7,010 (3)	$0

Equity 11	Purchase of office furniture	$5,832.12	One-Time	November 14, 2008	$5,832.12	$0

JB Smith LC (9)	Promissory Note	$7,716.40	One-Time	15 days after demand for payment	$0	$7,812.59

Equity 11	Convertible Preferred Shares Dividends	December 1, 2009	One-Time	If not converted prior to dividend date		$121,800 (11)

Equity 11	Convertible Preferred Shares Dividends	June 1, 2010	One-Time	If not converted prior to dividend date		$121,800 (11)

Equity 11 (10)	Convertible Preferred Shares Dividends	December 1, 2010	One-Time	If not converted prior to dividend date		$121,800 (11)

Equity 11	Convertible Preferred Shares, Series B Dividends	December 1, 2009	One-Time	If not converted prior to dividend date		$10,975(11)

Equity 11	Convertible Preferred Shares, Series B Dividends	June 1, 2010	One-Time	If not converted prior to dividend date		$10,975(11)

Equity 11 (10)	Convertible Preferred Shares, Series B Dividends	December 1, 2010	One-Time	If not converted prior to dividend date		$10,975(11)

JB Smith LC	$6500 Promissory Note	September 10, 2009	One-Time	15 days after demand for payment	$0	$6,518

				EQUITY 11 TOTAL:	$299,603.72	$426,752.70

(1)
Includes cash payments of $69,333 and issuance of $100,000 in Convertible Preferred Securities, Series B.  The May 15, 2009 Convertible Preferred Securities Agreement is attached as an exhibit to our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.

(2)	Paid through the issuance of Convertible Preferred Securities, Series B.
(3)	Includes accrued interest; paid through the issuance of Convertible Preferred Securities, Series B.
(4)	The Office Sublease is filed as an exhibit to our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.
(5)
The September 17, 2008 Consulting Agreement with Sales Attack LLC is filed as an exhibit to our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.  The $20,000 monthly obligation under this Agreement was terminated on May 15, 2009.

(6)	Mr. Juliano’s Consulting Agreement is filed as an exhibit to our Amendment No. 2 to S-1 registration statement filed with SEC on October 20,2009.
(7)	These promissory notes are filed as exhibits to our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.
(8)	This promissory note is filed as an exhibit to our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.
(9)	This promissory note is filed as an exhibit to our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.
(10)	We have assumed that the Equity 11 will convert these preferred shares to common stock prior to the next scheduled dividend date.
(11)
We have shown dividend payments for preferred shares until December 1, 2010 but these dividends payments will continue after this date unless the Equity 11 converts the preferred shares to common stock.  We have shown dividend payments for Series B preferred shares based on the number of Series B preferred owned by the Equity 11 as of August 1, 2009.  Dividend payments for Series B preferred shares will continue after December 1, 2010 unless the Equity 11 converts the preferred shares to common stock.

Equity 11, its affiliates and all persons who have a contractual relationship with the Equity 11 have not had any prior transactions with us other than the transactions described in the table above and the August 28, 2008 Securities Purchase Agreement and the May 15, 2009 Convertible Preferred Securities Agreement.

On August 12, 2008, one of our outside law firms, Butzel Long PC entered into an Investigation Services Agreement with Stealth Investigations, LLC for investigative services associated with the departure of our prior general counsel, Adam Tracy.  Stealth Investigations, LLC is owned by J.B. Smith, the managing partner of Equity 11 and one of our Directors.  At September 30, 2009, we owed $6,711 to Butzel Long for these services.  This amount is included in the accounts payable balance shown on the consolidated balance sheets included in this Form 10-K.

        On September 17, 2008, we entered into a Consulting Agreement with RJS Consulting LLC (“RJS”).  RJS is wholly owned by our former Chairman, Richard D. Stromback.  Under the Agreement, RJS will provide directorship services and services relating to generating new revenue.  RJS will be paid $16,000/month. In addition, RJS will be paid based on new revenue generated from RJS’s efforts — 15% of collected new gross licensing and royalty revenue and 3% of new collected gross revenue from product sales.  To date, we have not paid any commissions under this Agreement.  We will also reimburse RJS for various event, legal, office and IT costs.  We paid $2,700 under this agreement in fiscal year 2008 and $107,884.35 in fiscal year 2009.  Additionally, we paid $45,269.51 under this agreement on October 1, 2009 in connection with SAC’s $240,000 investment in us on that date (we netted $120,000).

On September 17, 2008, we entered into a Consulting Agreement with DAS Ventures LLC (“DAS”).  DAS is wholly owned by the brother of our Chairman (Richard D. Stromback), Douglas Stromback, who is also a shareholder.  Under the Agreement, DAS will provide services relating to generating new revenue.  DAS will be paid based on new revenue generated from DAS’s efforts — 15% of collected gross licensing and royalty revenue and 3% of collected gross revenue from product sales.  To date, we have not paid any commissions under this Agreement.

On September 17, 2008, we entered into a Consulting Agreement with Sales Attack LC (“Sales Attack”).  Sales Attack is wholly owned by J.B. Smith, a member of our Board of Directors and owner of Equity 11, Ltd., the holder of our 5% convertible preferred shares.  Under the Agreement, Sales Attack will receive 15% of  collected gross licensing and royalty revenue generated from Sales Attack’s efforts  and 3% of collected gross revenue from product sales.  The agreement also included a monthly payment of $20,000 but that provision was terminated effective May 15, 2009.  To date, we have not paid any commissions under this Agreement.

On September 30, 2008, we entered into a lease for office space for its headquarters in Auburn Hills, MI with Seven Industries, Ltd..  The lease specifies average monthly rent of $2,997.  Seven Industries, Ltd. is wholly owned by J.B. Smith.  Mr. Smith is the managing partner of Equity 11.  We have entered into a Securities Purchase Agreement with Equity 11and Equity 11 has the right to designate three of the five members of our Directors.

We had unsecured notes payable to Seven Industries, a company that is wholly owned by J.B. Smith, a member of our Board of Directors and managing partner of Equity 11 outstanding during the year ending September 30, 2009.  The notes bore interest at 5% per annum with principal and interest due at June 30, 2009.  The highest principal and interest balance on these notes was $54,985 on May 15, 2009.  The notes and accrued interest could be converted into shares of our common stock at $.66 per share at the sole discretion of the note holder.  The notes and the accrued interest then outstanding were paid off through the issuance of Convertible Preferred Shares, Series B, on May 15, 2009

From November of 2003 through September 30, 2006, Richard D. Stromback incurred expenses for which he was not reimbursed.  The balance at September 30, 2009 was $49,190.  The highest aggregate amount owed to him during the fiscal year ended September 30, 2009 was $49,190.  We made no payments on this balance during the fiscal year ended September 30, 2009.  It was paid in full on October 1, 2009.

On December 15, 2003, we entered into a promissory note with Deanna Stromback, the sister of Richard D. Stromback and a former director, under which it borrowed a total of $173,030.  The note bears interest at the rate of 4% per annum and is due and payable on December 31, 2009.  She converted $27,500 of the principal amount of the note into 3,000,000 shares of common stock on March 1, 2005.  At September 30, 2009, the outstanding principal balance of this note was $110,500 plus accrued interest of $13,235.  No payments of principal and/or interest were made on this note during the fiscal year ended September 30, 2009.  During the fiscal year ended September 30, 2009, the highest principal amount owed on this note was $110,500.  On February 25, 2009, this maturity date for this note was extended until December 31, 2009.

On August 10, 2004, we entered into a promissory note with Douglas Stromback, the brother of Richard D. Stromback and Deanna Stromback and a former director, under which it borrowed a total of $200,000.  He converted $27,500 of the principal amount into 3,000,000 shares of common stock on March 1, 2005.  The note bears interest at the rate of 4% per annum and is due and payable on December 31, 2009.  At September 30, 2009 the outstanding principal balance of this note was $133,000 plus accrued interest of $15,936.  No payments of principal and/or interest were made on this note during the fiscal year ended September 30, 2009.  During the fiscal year ended September 30, 2009, the highest principal amount owed on this note was $133,000.  On February 24, 2009, this maturity date for this note was extended until December 31, 2009.

On November 11, 2008, we settled our lawsuit against Trimax Gaming, LLC and Daryl Repokis pending in Oakland County Circuit Court, Pontiac, Michigan.  We entered into a new, one year Consulting Services Agreement with Trimax, LLC (“Trimax”).  According to our records, Trimax beneficially owns at least 5% of our common stock.  Under the agreement, Trimax will provide services to generate new revenue for us. Trimax will be paid $7,500/month.  In addition, Trimax will be paid based on new revenue generated from Trimax’s efforts — 15% of collected new gross licensing and royalty revenue and 3% of new collected gross revenue from product sales.  This agreement was terminated in March 2009.

On September 10, 2009, we executed a promissory note in favor of Sky Blue Ventures, LLC (“Sky Blue”) in the principal amount of Six Thousand Five Hundred Dollars ($6,500) bearing interest at five percent (5%) per annum.  The note is payable in full within 15 days written demand from Sky Blue.  Sky Blue is 65% owned by J.B. Smith, one of our directors and the managing partner of Equity 11, Ltd. which holds shares of our 5% Convertible Preferred Shares and 5% Convertible Preferred Shares, Series B.  Sky Blue, at its option, may demand payment of all amounts owed under the note within fifteen (15) days following our completion of either (i) an underwritten public offering of its securities or (ii) a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended which results in proceeds, net of underwriting discounts and commissions, in excess of One Million Dollars ($1,000,000) (“New Offering”). The amounts due under the note may also be accelerated upon an event of default or converted into common shares upon our completing a New Offering.  At September 30, 2009, the outstanding amount balance of this note was $6,518, including $18 of accrued interest.  No payments of principal and/or interest were made on this note during the fiscal year ended September 30, 2009.

On May 5, 2009, we entered into a promissory note with JB Smith LC, which is an affiliate of the Equity 11 and controlled by JB Smith, a director on our Board of Directors, under which we borrowed a total of $7,000.  The note bears interest at the rate of 5% per annum and is due and payable on fifteen (15) days written notice from JB Smith LC.  At September 30, 2009, the outstanding principal balance of this note was $0.  This note was converted into our common stock on May 15, 2009 at a conversion price of $.08 per share.

On August 11, 2009, we executed a promissory note in favor JB Smith LC dated July 1, 2009 in the principal amount of Seven Thousand Seven Hundred Sixteen Dollars and Forty Cents ($7,716.40) bearing interest at five percent (5%) per annum.  The note is payable in full within 15 days written demand from JB Smith LC.  JB Smith LC is wholly owned by J.B. Smith, one of our directors and the managing partner of Equity 11, Ltd. which holds shares of our 5% Convertible Preferred Shares and 5% Convertible Preferred Shares, Series B.  JB Smith LC, at its option, may demand payment of all amounts owed under the note within fifteen (15) days following our completion of either (i) an underwritten public offering of its securities or (ii) a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which results in proceeds, net of underwriting discounts and commissions, in excess of One Million Dollars ($1,000,000) (“New Offering”). The amounts due under the note may also be accelerated upon an event of default or converted into common shares upon our completing a New Offering.  At September 30, 2009, the outstanding balance of this note was $7,813, including $96 of accrued interest.  No payments of principal and/or interest were made on this note during the fiscal year ended September 30, 2009.

On July 28, 2009, we and Kevin P. Stolz, our Chief Financial and Accounting Officer, agreed to terminate Mr. Stolz’s Employment Agreement dated February 1, 2008.  Mr. Stolz remains employed by us in his current capacity.  Effective September 1, 2009, Mr. Stolz’s salary was reduced to $42,000 per year and he receives $1,000 per month for medical insurance in lieu of participating in our medical plan.   Mr. Stolz also received an additional stock option award to purchase 40,000 shares of our common stock at $1 per share.

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett (the “Crockett Agreement”), our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The Crockett Agreement is deemed effective September 21, 2009 (the “Effective Date”) and will expire on September 21, 2012. Mr. Crockett receives an annual base salary of $200,000. The Compensation Committee of the Board of Directors may review Mr. Crockett’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Crockett’s previously awarded stock options was adjusted so that 110,000 stock options will vest on each of 12 months, 18 months and 24 months from Mr. Crockett’s initial date of employment (September 15, 2008) and the re-set strike price for such options to $.51 per share.  Mr. Crockett was also granted stock options to purchase 670,000 shares of our common stock, one-quarter of which shall vest at each of 30, 36, 42 and 48 months from Mr. Crockett’s initial date of employment with us (September 15, 2008) with an exercise price of $.51 per share. The Crockett Agreement may be terminated prior to the end of the term by us for cause.  If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the Crockett Agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the Crockett Agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti (the “Iannotti Agreement”), our Vice President, General Counsel & Secretary. Mr. Iannotti has served as our Vice President, General Counsel since August 11, 2008. The Iannotti Agreement is deemed effective September 21, 2009 (the “Effective Date”) and shall expire on September 21, 2012. Effective November 1, 2009, Mr. Iannotti receives an annual base salary of $150,000. The Compensation Committee of the Board of Directors may review Mr. Iannotti’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Iannotti’s previously awarded stock options was adjusted so that 110,000 stock options will vest on each of 12 months, 18 months and 24 months from Mr. Iannotti’s initial date of employment (August 11, 2008).  Mr. Iannotti was also granted stock options to purchase 70,000 shares of our common stock, one-quarter of which shall vest at each of 30, 36, 42 and 48 months from Mr. Iannotti’s’s initial date of employment with us (August 11, 2008) with an exercise price of $.51 per share. The Iannotti Agreement may be terminated prior to the end of the term by us for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the Iannotti Agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the Iannotti Agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with F. Thomas Krotine (the “Krotine Agreement”), our COO. The Krotine Agreement is deemed effective September 21, 2009 (the “Effective Date”) and shall expire on September 21, 2010. Effective November 1, 2009, Mr. Krotine will receive an annual base salary of $65,000. The Compensation Committee of the Board of Directors may review Mr. Krotine’s salary to determine what, if any, increases shall be made thereto. Mr. Krotine was also granted stock options to purchase 169,000 shares of our common stock, one-quarter of which shall vest at each of 6, 12, 18 and 24 months from September 21, 2009 with an exercise price of $.51 per share. The Krotine Agreement may be terminated prior to the end of the term by us for cause. If Mr. Krotine’s employment is terminated without cause or for “good reason,” as defined in the Krotine Agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the Krotine Agreement. Further, a termination within one year of a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into a Second Amendment To Employment Agreement with Sally J.W. Ramsey which amends Section 4.1 of her Employment Agreement with us dated January 1, 2007 to provide for an annual salary of $75,000 effective November 1, 2009.  From December 15, 2008 until September 21, 2009, Ms. Ramsey's annual salary was $60,000.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that UHY LLP , our current independent auditor, and Semple, Marchal & Cooper, L.L.P., our auditor for fiscal year 2006 and the first three quarters of fiscal year 2007, billed to us for each of the last two fiscal years for audit and other services:

	For the Year Ended September 30,
	2009	2008

Audit Fees	$38,500	$37,500

Audit Related Fees	33,900	22,500

Tax Fees	14,580	11,771

All Other Fees	-0-	-0-

Total Fees	$86,980	$71,771

We engaged UHY LLP as our independent auditor on August 30, 2007. This engagement was disclosed in a Form 8-K on that date. The agreed upon audit and audit related fees for the fiscal year ended September 30, 2009 totaled approximately $61,900.

Audit Fees:  Consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of our annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees:  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees:  Consists of fees for professional services rendered by our principal accountants for tax advice.

All Other Fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Our entire Board has acted as our Audit Committee since July 2008.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Board, acting as the Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management.  During fiscal year 2008, we engaged our Auditor to provide tax services in addition to audit services but the engagement was not pre-approved by the  Board or our independent Director. These tax services represent $11,771, or 16.4% of the total for audit related fees, tax fees and all other fees paid during 2008.

The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm.  UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

ITEM 15.  EXHIBITS

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.3	By-laws. (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (9)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (14)

4.1	Form of Common Stock Certificate. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholder of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated September 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated March 1, 2008. (5)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (5)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (6)

10.28	Promissory Note made in favor of Mitch Shaheen dated September 18, 2008. (7)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (8)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (8)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (8)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (8)

10.33	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (9)

10.34	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (9)

10.35	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (9)

10.36	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (10)

10.37	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (10)

10.38	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (10)

10.39	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (11)

10.40	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (12)

10.41	Promissory Note made in favor of Seven Industries date December 24, 2008. (13)

10.42	Promissory Note dated January 8, 2009 in favor of Seven Industries. (15)

10.43	Amendment of December 24, 2008 Promissory Note. (15)

10.44	Second Amendment To Securities Purchase Agreement. (16)

10.45	Convertible Preferred Securities Agreement dated May 15, 2009. (27)

10.46	Warrant W-6. (17)

10.47	Warrant W-7. (27)

10.48	Warrant W-8. (18)

10.49	Warrant W-9. (19)

10.50	Warrant W-10. (20)

10.51	Warrant W-11. (21)

10.52	Warrant W-12. (22)

10.53	Promissory Note in favor of JB Smith LC dated May 5, 2009. (23)

10.54	DMG Advisors Consulting and Settlement Agreements. (27)

10.55	Termination of Kevin P. Stolz’s Employment Agreement. (24)

10.56	Promissory Note in favor of Chris Marquez dated February 28, 2006.(27)

10.57	First Allonge to Promissory Note in favor of Chris Marquez dated December 1, 2006.(27)

10.58	Second Allonge to Promissory Note in favor of Chris Marquez dated July 26,2007.(27)

10.59	Consulting Services Agreement with Jim Juliano dated January 5, 2009. (27)

10.60	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008. (27)

10.61	Employment Agreement of Richard Stromback dated December 28, 2007. (25)

10.62	Office Sublease dated September 30, 2008. (27)

10.63	Collaboration Agreement with Reynolds Innovations dated August 21, 2009. (27)

10.64	Securities Purchase Agreement with Stromback Acquisition Corporation dated September 30, 2009. (27)

10.65	Employment Agreement with Robert G. Crockett dated September 21, 2009. (27)

10.66	Employment Agreement with Daniel V. Iannotti dated September 21, 2009. (27)

10.67	Employment Agreement with F. Thomas Krotine dated September 21, 2009. (27)

10.68	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 21, 2009. (27)

10.69	Promissory Note in favor of Sky Blue Ventures in the amount of $6,500 dated September 10, 2009. (27)

10.70	Promissory Note in favor of JB Smith LC in the amount of $7,716.40 dated August 11, 2009. (27)

21.1	List of subsidiaries. (2)

23.1*	Audit opinion of UHY LLP, an independent registered public accounting firm for fiscal year ended September 30, 2008

23.2*	Audit opinion of UHY LLP, an independent registered public accounting firm for fiscal year ended September 30, 2009

23.3*	Consent of UHY LLP, an independent registered public accounting firm for incorporation of audit opinion by reference into Form S-8

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith.

(1) Incorporated by reference from OCIS’ registration statement on Form SB-2 originally filed with the SEC on September 28, 2002 and amended on September 20, 2002, November 7, 2002 and March 27, 2003.

(2) Incorporated by reference from our Form 8-K filed with the SEC on July 30, 2007.

(3) Incorporated by reference from our From 8-K filed with the SEC on February 12, 2008.

(4) Incorporated by reference from our Form 8-K filed with the SEC on February 22, 2008.

(5) Incorporated by reference from our Form 8-K filed with the SEC on March 20, 2008.

(6) Incorporated by reference from our Form 8-K filed with the SEC on April 3, 2008.

(7) Incorporated by reference from our Form 8-K filed with the SEC on September 24, 2008.

(8) Incorporated by reference from our Form 8-K filed with the SEC on July 17, 2008.

(9) Incorporated by reference from our Form 8-K/A filed with the SEC on August 29, 2008.

(10) Incorporated by reference from our Form 8-K filed with the SEC on September 19, 2008.

(11) Incorporated by reference from our Form 8-K filed with the SEC on October 28, 2008.

(12) Incorporated by reference from our Form 8-K filed with the SEC on November 13, 2008.

(13) Incorporated by reference from our Form 10-K filed with the SEC on December 24, 2008.

(15) Incorporated by reference from our Form 8-K filed with the SEC on September 30, 2008.

(16) Incorporated by reference from our Form 8-K filed with the SEC on January 9, 2009.

(17) Incorporated by reference from our Form 8-K filed with the SEC on January 23, 2009.

(18) Incorporated by reference from our Form 8-K filed with the SEC on February 12, 2009.

(19) Incorporated by reference from our Form 8-K filed with the SEC on February 27, 2009.

(21) Incorporated by reference from our Form 8-K filed with the SEC on March 10, 2009.

(22) Incorporated by reference from our Form 8-K filed with the SEC on March 27, 2009.

(23) Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2009.

(24) Incorporation by reference from our Form 8-K filed with the SEC on July 29, 2009.

(25) Incorporation by reference from our Form 8-K filed with the SEC on January 3, 2008.

(26) Incorporation by reference from our Amendment No. 1 to S-1 registration statement filed with the SEC on September 10, 2009.

(27) Incorporation by reference from our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of December, 2009.

ECOLOGY COATINGS, INC., a Nevada corporation
By:	/s/ Robert G. Crockett

Chief Executive Officer (Principal Executive Officer)

     Each person whose signature appears below authorizes Robert G. Crockett to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert G. Crockett Robert G. Crockett	Chief Executive Officer (Principal Executive Officer)	December 21, 2009

/s/Kevin P. Stolz	Chief Financial Officer (Principal Accounting and Financial Officer)	December 21, 2009
Kevin P. Stolz

/s/ J.B. Smith J.B. Smith	Director	December 21, 2009

/s/ Rocco DelMonaco Rocco DelMonaco	Director	December 21, 2009

/s/ Joseph Nirta	Director	December 21, 2009
Joseph Nirta

/s/ Daniel V. Iannotti Daniel V. Iannotti	Vice President, Secretary and General Counsel	December 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ecology Coatings, Inc.

We have audited the accompanying consolidated balance sheets of Ecology Coatings, Inc. and Subsidiary (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. and Subsidiary as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP
Southfield, Michigan
December 22, 2009

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	September 30, 2009	September 30, 2008

Current Assets
Cash and cash equivalents	$-	$974,276
Prepaid expenses	1,400	25,206

Total Current Assets	1,400	999,482

Property and Equipment
Computer equipment	30,111	22,933
Furniture and fixtures	21,027	18,833
Test equipment	9,696	7,313
Signs	213	213
Software	6,057	1,332
Video	48,177	48,177
Total fixed assets	115,281	98,801
Less: Accumulated depreciation	(48,609)	(22,634)

Property and Equipment, net	66,672	76,167

Other
Patents-net	443,465	421,214
Trademarks-net	6,637	5,029

Total Other Assets	450,102	426,243

Total Assets	$518,174	$1,501,892

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	September 30, 2009	September 30, 2008

Current Liabilities
Bank overdraft	$200	$-
Accounts payable	1,272,057	1,359,328
Credit card payable	114,622	92,305
Accrued liabilities	76,084	12,033
Franchise tax payable	-	800
Interest payable	189,051	133,332
Notes payable	582,301	894,104
Notes payable - related party	257,716	243,500
Preferred dividends payable	36,800	6,300
Total Current Liabilities	2,528,831	2,741,702

Total Liabilities	2,528,831	2,741,702

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred Stock - 10,000,000 $.001 par value shares
authorized; 3,002 and 2,010 shares issued and outstanding
as of September 30, 2009 and September 30, 2008, respectively	2	2
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,835,684 and 32,210,684
outstanding as of September 30, 2009 and
September 30, 2008, respectively	32,859	32,234
Additional paid in capital	20,645,229	13,637,160
Accumulated Deficit	(22,688,817)	(14,909,206)

Total Stockholders' Equity (Deficit)	(2,010,657)	(1,239,810)

Total Liabilities and Stockholders'
Equity (Deficit)	$518,174	$1,501,892

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2009	September 30, 2008

Revenues	$-	$25,092

Salaries and fringe benefits	1,481,111	2,006,776
Professional fees	3,101,606	2,735,360
Other general and administrative costs	327,757	637,668

Operating Loss	(4,910,474)	(5,354,712)

Other Income (Expenses)
Interest income	142	5,784
Interest expense	(271,860)	(1,421,394)
Total Other (Expenses), net	(271,718)	(1,415,610)

Net Loss	$(5,182,192)	$(6,770,322)

Basic and diluted net loss per share	$(0.16)	$(0.21)

Basic and diluted weighted average of
common shares outstanding	32,330,547	32,189,864

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statement of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2009 and 2008
					Additional		Total
					Paid In	Accumulated	Stockholders'
	Common Stock		Preferred Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount			(Deficit)

Balance at October 1, 2007	32,150,684	$32,174	-	$-	$6,165,282	$(5,907,169)	$290,287

Issuance of stock for debt extension	60,000	60	-	-	161,940	-	162,000

Issuance of warrants for debt extension	-	-	-	-	26,343	-	26,343

Issuance of preferred stock	-		2,010	2	1,500,585	-	1,500,585

Beneficial conversion feature on preferred stock	-	-	-	-	2,225,415	(2,225,415)	-

Warrants issued with preferred stock	-	-	-	-	509,415	-	509,415

Beneficial conversion feature on debt	-	-	-	-	358,654	-	358,654

Stock option expense	-	-	-	-	1,847,639	-	1,847,639

Warrants issued with debt	-	-	-	-	841,887	-	841,887

Preferred dividends	-	-	-	-	-	(6,300)	(6,300)

Net Loss	-	-	-	-	-	(6,770,322)	(6,770,322)

Balance at September 30, 2008	32,210,684	$32,234	2,010	$2	$13,637,160	$(14,909,206)	$(1,239,810)

Issuance of preferred stock			913	-	867,970		867,970

Beneficial conversion feature on preferred stock					2,488,011	(2,488,011)	-

Warrants issued with preferred stock					45,530		45,530

Stock option expense					3,182,773		3,182,773

Beneficial conversion feature on issuance of debt					2,061		2,061

Warrants issued with debt					63,511		63,511

Stock issued for services	575,000	575			254,425		255,000

Stock options exercised	50,000	50			24,950		25,000

Preferred dividends			79	-	78,908	(109,408)	(30,500)

Net Loss						(5,182,192)	(5,182,192)

Balance at September 30, 2009	$32,835,684	$32,859	$3,002	$2	$20,645,299	$(22,688,817)	$(2,010,657)

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Year	For the Year
	Ended	Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net loss	$(5,182,192)	$(6,770,322)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation and amortization	45,075	37,486
Option expense	3,182,773	1,847,639
Beneficial conversion expense	2,062	374,476
Issuance of stock for debt extension		162,000
Issuance of stock for payment of payables	200,000	-
Issuance of stock for services	55,000	-
Warrants	63,512	868,231
Changes in Asset and Liabilities
Miscellaneous receivable	-	1,118
Prepaid expenses	23,806	45,683
Accounts payable	(87,271)	929,539
Accrued payroll taxes and wages	-	(13,960)
Accrued liabilities	64,050	12,033
Franchise tax payable	(800)
Credit card payable	22,317	77,533
Interest payable	55,718	117,481
Deferred revenue	-	(24,884)
Net Cash Used in Operating Activities	(1,555,950)	(2,335,947)

INVESTING ACTIVITIES
Purchase of fixed assets	(16,480)	(77,094)
Purchase of intangibles	(42,961)	(138,848)
Net Cash Used in Investing Activities	(59,441)	(215,942)

FINANCING ACTIVITIES
Bank overdraft	200	-
Repayment of notes payable	(372,801)	(591,998)
Proceeds from notes payable and warrants	75,216	1,300,000
Issuance of preferred stock	913,500	2,010,000
Issuance of common stock	25,000	-
Net Cash Provided by Financing Activities	641,115	2,718,002

Net Increase (Decrease) in Cash and Cash Equivalents	(974,276)	166,113

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	974,276	808,163
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$-	$974,276

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2009	September 30, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$132,000	$79,284
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Issuance of common stock for payment of accounts and notes payable	$425,000	$-
Issuance of common stock for services	$15,000	$-
Issuance of common stock for debt extension	$-	$162,000

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Description of the Company.  We were originally incorporated on March 12, 1990 in California (“Ecology-CA”).  Our current entity was incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”).  OCIS completed a merger with Ecology-CA on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc.  We develop nanotechnology-enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. Ecology’s target markets consist of electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”).

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

Loss Per Share.  Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of September 30, 2009 and 2008,  there were 20,323,996 and 12,031,220 potentially dilutive shares outstanding, respectively.

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

As of September 30, 2009 and 2008, we had no unrecognized tax benefits due to uncertain tax positions.

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

Patents.  It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of September 30, 2009 and are being amortized over 8 years.

Stock-Based Compensation.  Employee and director stock-based compensation expense is measured utilizing the fair-value method.

We account for stock options granted to non-employees under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

Expense Categories.  Salaries and Fringe Benefits of $1,481,111 and $2,006,776 for the years ended September 30, 2009 and 2008, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $3,101,606 and  $2,735,360,  for the years ended September 30, 2009 and  2008, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.  Of the $3,101,606 in professional fees incurred in the year ended in September 30, 2009, $2,383,564 was for options expense.  Of this amount, $1,368,450 arose from the issuance of warrants in November 2008 to Trimax to acquire 2,000,000 shares of our common stock.  Another approximate $360,000 arose from the issuance of stock options to Sales Attack in September 2008 to acquire 531,000 shares of our common stock.

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

Note 2 — Concentrations

For the years ended September 30, 2009 and  2008, we had no revenues and  revenues of  $25,092, respectively. One customer accounted for all of our revenues in the year ended September 30, 2008. As of September 30, 2009 and 2008, there were no amounts due from this customer.

We occasionally maintain bank account balances in excess of the federally insurable amount of $250,000.  The Company had cash deposits in excess of these limits on September 30, 2009 and September 30, 2008, of $0 and $724,276, respectively.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2009 and September 30, 2008, the note had an outstanding balance of $110,500.  The accrued interest on the note was $13,235 and $8,407 as of September 30, 2009 and September 30, 2008, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2009 and September 30, 2008, the note had an outstanding balance of $133,000.    The accrued interest on the note was $15,936 and  $10,125 as of September 30, 2009 and September 30, 2008, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We had an unsecured note payable due to Rich Stromback, our former Chairman and a principal  shareholder,  that bore interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2009 and September 30, 2008, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of September 30, 2009 and September 30, 2008, respectively.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured  note payable to an entity controlled by JB Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2009 and  September 30, 2008, the note had an outstanding balance of $7,716 and $0, respectively.  Accrued interest of $96 was outstanding of September 30, 2009.

We have an unsecured note payable to an entity controlled by JB Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2009 and September 30, 2008,  the note had an outstanding balance of $6,500 and $0, respectively.  Accrued interest of $18 was outstanding of September 30, 2009.

Future maturities of related party long-term debt as of September 30, 2009 are as follows:

12 Months Ended September 30,
2010	$257,716

We have a payable to a Richard Stromback and an entity controlled by him totaling $145,191 and  $63,775 as of September 30, 2009 and September 30, 2008, respectively, included in accounts payable on the consolidated balance sheets. See also Note 10—Subsequent Events

Note 4 — Notes Payable

We have the following notes:

	September 30, 2009	September 30, 2008
Chris Marquez Note: Convertible note payable, 15% per annum interest rate, principal and interest payment was due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $15,367 was outstanding at September 30, 2008.	--	$94,104

George Resta Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payments in October and November of 2008, but did not make payments thereafter. Accrued interest of $9,232 and $7,329 was outstanding as of September 30, 2009 and September 30, 2008, respectively.
	$38,744	$50,000

Investment Hunter, LLC Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December were made, but none have been made since.  Accrued interest of $64,650 and $73,288 was outstanding as of September 30, 2009 and September 30, 2008, respectively.
	$293,557	$500,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $48,787 and $10,685 was outstanding as of September 30, 2009 and September 30, 2008, respectively.
	$150,000	$150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $34,513 and $5,548 was outstanding as of
September 30, 2009 and September 30, 2008, respectively.
	$4100,000	$100,000

	$582,301	$894,104

All of the notes shown in the table above are in default and are currently due and payable.

The notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen had convertibility features when they were issued.  As of September 30, 2009, the convertibility features had expired.

All of the notes payable in the table above initially had conversion rights and warrants.  We recognized an embedded beneficial conversion feature present in these Notes.  We allocated the proceeds based on the fair value of $340,043 to the warrants.  The warrants are exercisable through March 31, 2018 and the fair value was amortized to interest expense over the term of the Notes.

 Note 5 — Commitments and Contingencies

Consulting Agreements.

On June 1, 2007, we entered into a consulting agreement with The Rationale Group, LLC (“Rationale Group”).  The managing member of Rationale Group is Dr. William Coyro, Jr., who serves as the chairman of Ecology’s business advisory board.  The agreement expired June 1, 2009.  Ecology pays Rationale Group $11,000 per month under the Agreement.  Additionally, Ecology granted Rationale Group 200,000 options to purchase shares of our common stock for $2.00 per share.  Of these options, 50,000 options vested on December 1, 2007, 50,000 options vested on June 1, 2008, 50,000 options vested on December 1, 2008, and the remaining 50,000 options vested on June 1, 2009.  Additionally, we agreed to reimburse Rationale Group for all reasonable expenses incurred by Rationale Group in the conduct of our business. On February 11, 2009, we amended the agreement upon the following terms:

•	Six monthly payments to Rationale Group of $5,000, with payments ended on July 1, 2009.
•	Re-pricing of the 50,000 options that vested on December 1, 2007 by our Board to an exercise price of $.50 per share
•	Rationale Group forgave $121,000 owed by us to them.
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

On July 21, 2009, we entered into a Settlement and Release Agreement with DMG Advisors, LLC, Kirk Blosch and Jeff Holmes which terminated the parties’ July 26, 2007 Consulting Agreement. We agreed to issue 500,000 shares of our common stock as payment for services owed under the Former Consulting Agreement.

On July 21, 2009, we entered into a new Consulting Agreement with DMG Advisors.  DMG Advisors will provide investor, business and financial services to us under the New Consulting Agreement and will be paid $5,000 per month for services by the issuance of 25,000 shares of the our common stock per month.  The Agreement has a term of six months and terminates on January 15, 2010.

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

On September 17, 2008, we entered into an agreement with Sales Attack LLC, an entity owned by J.B. Smith, a director of the Company and managing partner of Equity 11 who is our largest shareholder.  This agreement is for business and marketing consulting services.  This agreement expires on September 17, 2010 and calls for monthly payments of $20,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, and a grant of options to purchase 531,000 shares of our common stock for $1.05 per share. 177,000 of the options became exercisable on March 17, 2009, 177,000 of the options become exercisable on September 17, 2009, and 177,000 of the options become exercisable on March 17, 2010.  The options expire on December 31, 2020.  We paid $60,000 to Sales Attack LLC during the year ended September 30, 2009. On May 15, 2009, we issued 100 Series B Convertible Preferred Securities in full settlement of all monthly payment amounts then outstanding and terminated any future monthly obligations of this Agreement.

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

On January 5, 2009, we entered into an agreement with James Juliano to provide debt consulting services to us. Mr. Juliano is a principal in Equity 11. The agreement calls for twelve monthly payments of $7,500 and expires on December 31, 2009.  No monthly payments were made to Mr. Juliano for the year ended on September 30, 2009.  On May 15, 2009, we issued 37.5 Convertible Preferred Securities in full settlement of all amounts then outstanding and terminated the agreement.

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

On September 21, 2009, we entered into a second amendment to the employment agreement with Ms. Ramsey that amends her employment agreement with us dated January 1, 2007 to provide for an annual salary of $75,000 effective November 1, 2009.  From December 15, 2008 until September 21, 2009, Ms. Ramsey's annual salary was $60,000.

On February 1, 2007, we entered into an employment agreement with Kevin Stolz, Chief Financial Officer, Controller and Chief Accounting Officer, that expired on February 1, 2008. Pursuant to the agreement, the officer was paid an annual base salary of $120,000 and was granted 25,000 options to acquire our common stock at $2.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008.  All of the options vested on February 1, 2008. The options expire on February 1, 2017. On February 1, 2008, we entered into a new agreement with this officer.  This new agreement expires on February 1, 2010 and calls for an annual salary of $140,000.  Further, Mr. Stolz was granted 50,000 options to purchase shares of our common stock at $3.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008.  25,000 options vest on February 1, 2009 and the remaining 25,000 options vest on February 1, 2010.  This agreement was modified effective October 1, 2008.  Under the modified agreement, Mr. Stolz receives an annual base salary of $70,000, subject to increase to $140,000 upon the achievement by the Company of revenues of at least $100,000.  Additionally, we granted Mr. Stolz options to purchase 10,000 shares of our common stock at $1.05 per share.  The options become exercisable on September 17, 2009 and expire on September 17, 2018. Mr. Stolz assumed the additional title of Chief Financial Officer on March 26, 2009.  On July 24, 2009, this agreement was terminated by mutual agreement of the parties. Mr. Stolz continues in his positions of Chief Financial Officer, Controller and Chief Accounting Officer.

On May 21, 2007, we entered into an employment agreement with David W. Morgan, Chief Financial Officer, that expired on May 21, 2009.  Pursuant to the agreement, Mr. Morgan was paid an annual base salary of $160,000 and was granted 300,000 options to acquire our common stock at $2.00 per share.  These options were re-priced to $1.05 per share on September 15, 2008. 75,000 of the options vested on May 21, 2008, and 225,000 of the options vested on May 21, 2009.  The options expire on May 21, 2017. On October 1, 2007, the Company modified the employment agreement to increase the salary from $160,000 to $210,000.  This agreement was terminated on December 3, 2008 and Mr. Morgan continued to serve as our Chief Financial Officer and was being paid $60,000 per annum. Mr. Morgan resigned on March 26, 2009 and his employment agreement was terminated. We will pay medical insurance premiums of $1,128 per month through September of 2009 for him.

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett , our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The agreement expires on September 21, 2012. Mr. Crockett will receive an annual base salary of $200,000. The Compensation Committee of the Board of Directors may review Mr. Crockett’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Crockett’s previously awarded stock options was adjusted so that 110,000 stock options will vest 12 months, 18 months and 24 months respectively from Mr. Crockett’s initial date of employment (September 15, 2008).  Mr. Crockett was also granted stock options to purchase 670,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Crockett’s initial date of employment with us (September 15, 2008) with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary. Mr. Iannotti  has served as our Vice President, General Counsel since August 11, 2008. The agreement expires on September 21, 2012. Effective November 1, 2009, Mr. Iannotti will receive an annual base salary of $150,000. The Compensation Committee of the Board of Directors may review Mr. Iannotti’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Iannotti’s previously awarded stock options was adjusted so that 110,000 stock options will vest 12 months, 18 months and 24 months respectively from Mr. Iannotti’s initial date of employment (August 11, 2008).  Mr. Iannotti was also granted stock options to purchase 70,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Iannotti’s’s initial date of employment with us (August 11, 2008) with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with F. Thomas Krotine, our COO. The agreement expires on September 21, 2010. Effective November 1, 2009, Mr. Krotine will receive an annual base salary of $65,000. The Compensation Committee of the Board of Directors may review Mr. Krotine’s salary to determine what, if any, increases shall be made thereto. Mr. Krotine was also granted stock options to purchase 169,000 shares of our common stock, one-quarter of which shall vest at 6, 12, 18 and 24 months from September 21, 2009 with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Krotine’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year of a change in control shall be deemed to be a termination without cause.

Contingencies.

Lease Commitments.
a.	The Company leases office and lab facilities in Akron, OH on a month-to-month basis for $1,800. Rent expense for the year ended September 30, 2009 and 2008 was $23,600 and $21,600, respectively.

b.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan.  The lease calls for average monthly rent of $2,997 and expires on September 30, 2010.  The landlord is a company owned by a shareholder and director of Ecology. Rent expense for the year ended September 30, 2009 and September 30, 2008 were $34,699 and $10,723 respectively.

c.
On June 17, 2007, we leased computer equipment with 36 monthly payments of $42. We recognized expense of $504 and $504 for the years ended September 30, 2009  and 2008, respectively, related to this lease.

d.
On July 17, 2007, we leased computer equipment with 36 monthly payments of $44. We recognized expense of $528 and  $528 for the years ended September 30, 2009 and 2008, respectively, related to this lease.

e.
On September 22, 2008, we leased a multi-purpose copier with 36 monthly payments of $526. The first payment was due November 3, 2008.  We recognized expense of 5,786 and $0 for the years ended September 30, 2009 and 2008, respectively

Minimum future rental payments under the above operating leases as of September 30, 2009 are as follows:

Year Ending September 30,	Amount

2010	$44,530
2011	$5,260
TOTAL:	$49,790

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

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 500,000 shares of our stock at $2.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $.90 per share.  The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 7.3 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 262,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.3 years.

On March 1, 2008, we issued warrants to George Resta to purchase 12,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.3 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 125,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.3 years.

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

On November 11, 2008, we issued warrants to purchase 2,000,000 shares of our common stock at $.50 per share to Trimax. The warrants vested upon issuance.  The weighted average remaining life of the warrants is 9.0 years.

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

On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities.  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share.  The preferred securities carry “as converted” voting rights.  As of June 30, 2009, we had issued 2,436 of these convertible preferred shares.  As we sell additional convertible preferred securities under this agreement, we will issue attached warrants (500 warrants for each $1,000 convertible preferred share sold).  The warrants will be immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our 5% convertible preferred stock through September 30, 2009.

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of September 30, 2009, we have issued 566 of these convertible preferred securities. These shares are convertible into 5,802,377 of our common shares at the sole discretion of Equity 11.

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

On September 30, 2009, Ecology Coatings, Inc. we and Stromback Acquisition Corporation, entered into a Securities Purchase for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  Stromback Acquisition Corporation is owned by Richard Stromback a former member of our Board of Directors.  Until April 1, 2010, Purchaser has the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  Purchaser may convert the Convertible Preferred Shares into common stock of the Company at a conversion price that is seventy seven percent (77%) of the average closing price of Company’s common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by Purchaser under a Registration Rights Agreement.  See also Note 10—Subsequent Events

Fifty percent (50%) of each investment, up to a maximum of $500,000, will be placed in a fund and disbursed as directed by Purchaser to satisfy our outstanding debts, accounts payable and/or investor relations programs (“Discretionary Fund”).

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

The Company granted non-statutory options as follows during the year ended September 30, 2009:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term	Aggregate Fair Value
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2	$5,011,500
Granted	$.61	1,439,000	9.8	$634,491
Exercised	$.50	50,000	7.8	$76,447
Forfeited	$2.13	900,000	7.8	$1,008,404
Outstanding as of September 30, 2009	$1.13	5,131,119	8.5	$4,569,065
Exercisable	$1.06	2,925,119	6.7	$3,249,831

2,925,119 of the options were exercisable as of September 30, 2009.  The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of September 30, 2009.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

Employee and director stock-based compensation expense is measured utilizing the fair-value method.

We account for stock options granted to non-employees under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

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

Based upon the above assumptions and the weighted average $1.13 exercise price, the options outstanding at September 30, 2009 had a total unrecognized compensation cost of $648,330 which will be recognized over the remaining weighted average vesting period of .5 years. Options cost of $3,182,773 was recorded as an expense for the year ended September 30, 2009 of which $799,209 was recorded as compensation expense and $2,383,564 was recorded as consulting expense.  Of this amount, $1,368,450 was consulting expense due to the issuance of warrants to Trimax LLC in November 2008 to acquire 2,000,000 shares of our common stock.

Note 8 -- Income Taxes

The Company has incurred losses since operations commenced in 1990.  The Company has a net operating loss carry forward for income tax purposes of approximately $10,440,946. The total loss carry forward expiring on September 30, 2029 is $2,093,526, expiring on September 30, 2028 is $3,959,334, expiring on September 30, 2027 is $3,513,085, expiring on September 30, 2026 is $426,697, expiring on September 30, 2025 is $203,978, expiring on September 30, 2024 is $198,988, expiring on September 30, 2023 is $25,597 and expiring on September 30, 2022 is $19,741.  The Company changed its year-end to September 30th from February 28th effective in fiscal 2006.

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

As of September 30, 2009 and 2008, the deferred tax asset based on a 34% tax bracket consists of the following:

	2009	2008
Assets:
Federal loss carry forwards	$ 3,549,921	$ 2,537,985
Cash basis accounting differences	397,142	451,603
Depreciation timing differences

Liability:
Depreciation timing differences	1,227	(804)

Deferred tax asset	3,948,290	2,988,784

Valuation allowance	(3,948,290)	(2,988,784)

Net deferred tax asset	$ -	$ -

The tax benefit from net operating losses and differences in timing differ from the federal statutory rate primarily due to the $959,506 change in the deferred tax asset valuation allowance from September 30, 2008.  As of September 30, 2009 and 2008, the Company had no unrecognized tax benefits due to uncertain tax positions.

Note 9 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the years ended September 30, 2009 and 2008, we incurred net losses of ($5,182,192) and ($6,770,322), respectively.  As of September 30, 2009 and September 30, 2008, we had stockholders’ deficits of ($2,010,657) and ($1,239,810), respectively.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  We will need to acquire additional immediate funding in fiscal year 2010 to continue our operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 10 — Subsequent Events

The Company evaluated subsequent events for potential recognition and/or disclosure through December 22, 2009, the date the consolidated financial statements were issued.

On October 1, 2009, we issued 240 Convertible Preferred Shares at an aggregate purchase price of $240,000 under our securities purchase agreement with Stromback Acquisition Corporation.  These securities can be converted into 571,429 shares of our common stock. A warrant was issued to Purchaser granting rights to purchase 14,400 shares of our common stock at a purchase price of $.42 per share. Per the terms of the agreement and at Mr. Stromback’s direction, we paid $120,000 to him on that date in settlement of past payables owed to him directly or to RJS Ventures, LLC, a company controlled by him.

On November 9, 2009, we issued 50 Convertible Preferred Shares, Series B, at an aggregate price of $50,000 to Equity 11. These shares can be converted into 714,286 shares of our common stock.

On November 30, 2009, we issued a note for $3,600 to JB Smith, LC. This company is owned by J.B. Smith, a member of our board of directors. The interest bears interest at 5% per annum and is payable with 15 days of demand by the holder.

On December 1, 2009, we issued 61 Convertible Preferred Shares, Series A, to Equity 11 in payment of the dividend due on that date. These shares are convertible into 122,000 shares of our common stock.

On December 1, 2009, we issued 14 Convertible Preferred Shares, Series B, to Equity 11 in payment of the dividend due on that date. These shares are convertible into 175,000 shares of our common stock.

On December 4, 2009, we issued 65 Convertible Preferred Shares, Series B, at an aggregate price of $65,000 to Equity 11. These shares can be converted into 812,500 shares of our common stock.

On December 16, we issued 31 Convertible Preferred Shares, Series B, at an aggregate price of $31,000 to Equity 11.  These shares can be converted into 606,000 shares of our common stock.