Form 10-Q/A
period 2010-02-08
ECOLOGY COATINGS, INC.
filed 2010-02-11
CIK 1173313

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

1

EXPLANATORY NOTE

In connection with our quarterly report on Form 10-Q for the three months ended June 30, 2009, we are filing this Amendment No. 1 to include the following information:

1. We have amended our discussion in Item 3A Controls and Procedures to clarify that we discovered that we failed to disclose the impact on earnings per common share of the beneficial conversion feature associated with the issuance of our convertible preferred shares and, thus, we believe our disclosure controls were ineffective during the period covered by this report.

2. We have amended our Consolidated Statement of Operations for the three months ended June 30, 2009, the nine months ended June 30, 2009, and the nine months ended June 30, 2008, to include preferred stock dividends and the beneficial conversion feature of stock dividends in the calculation of earnings/loss per share as required by the earnings per share disclosure requirements.

With the exception of the foregoing changes, no other information in the report on Form 10-Q for the three months ended June 30, 2009 has been supplemented, updated or amended.

2

ITEM 3A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of June30, 2009. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of June 30, 2009, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  We noted that we failed to disclose the impact on earnings per common share of the beneficial conversion feature associated with the issuance of our convertible preferred shares, which are effectively a preferred dividend to preferred shareholders. We therefore conclude that our disclosure controls over financial reporting were ineffective as of  and for the three months ended June 30, 2009. To address this weakness, we are considering forming a disclosure committee to be included as part of our internal controls over financial reporting.

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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT
	June 30, 2009	September 30, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$1,398,823	$1,359,328
Credit card payable	114,621	92,305
Accrued Liabilities	4,202	12,033
Franchise tax payable	-	800
Interest payable	142,380	133,332
Convertible notes payable	582,301	894,104
Notes payable - related party	243,500	243,500
Preferred Dividends Payable	12,258	6,300
Total Current Liabilities	2,498,085	2,741,702

Total Liabilities	2,498,085	2,741,702

Commitments and Contingencies (Note 5)	-	-

Stockholders' Deficit
Preferred Stock - 10,000,000 $.001 par value shares authorized	2	2
2,800 and 2,010 shares issued and outstanding
as of June 30, 2009 and September 30, 2008, respectively
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,233,600
outstanding as of June 30, 2009 and
September 30, 2008	32,234	32,234
Additional paid in capital	19,035,348	13,637,160
Accumulated Deficit	(21,043,440)	(14,909,206)

Total Stockholders' Deficit	(1,975,856)	(1,239,810)

Total Liabilities and Stockholders' Deficit	$522,229	$1,501,892

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$-	$4,050	$-	$24,884

Salaries and Fringe Benefits	301,700	444,920	1,105,546	1,519,705
Professional Fees	322,032	758,691	2,806,104	2,245,674
Other general and administrative costs	63,967	111,533	239,953	556,493
Total General and Administrative Expenses	687,699	1,315,144	4,151,603	4,321,872

Operating Loss	(687,699)	(1,311,094)	(4,151,603)	(4,296,988)

Other Income (Expense)
Interest Income	-	11	142	5,671
Interest Expense	(49,435)	(966,248)	(222,115)	(1,261,115)
Total Other Expenses - net	(49,435)	(966,237)	(221,973)	(1,255,444)

Net Loss	$(737,134)	$(2,227,331)	$(4,373,576)	$(5,552,432)

Preferred Dividends—Beneficial Conversion
Feature	(1,518,068)	-	(1,675,792)	-
Preferred Dividends—Stock Dividends	-	-	(109,408)	(6,300)

Net Loss available to common shareholders	$(2,255,202)	$(2,227,331)	$(6,158,776)	$(5,558,732)

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.19)	$(0.17)

Basic and diluted weighted average
common shares outstanding	32,233,600	32,210,684	32,233,600	32,182,874

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

JUNE 30, 2009 AND JUNE 30, 2008

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

Note 4 — Notes Payable

We have the following convertible notes:

	June 30, 2009	September 30, 2008
Chris Marquez Note: Convertible note payable, 15% per annum interest rate, principal and interest payment was due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $15,367 was outstanding at September 30, 2008.	$ ---	$94,104

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