Form 10-K/A
ECOLOGY COATINGS, INC.
filed 2010-02-11
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes □    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

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

Documents Incorporated by Reference: None.

1

EXPLANATORY NOTE

In connection with our annual report on Form 10-K for the year ended September 30, 2009, we are filing this Amendment No. 1 to include the following information:

1. We have amended our discussion in Item 5 Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities to correct amounts owing on notes as of September 30, 2009.

2. We have amended our discussion in Item 9A Controls and Procedures to clarify that we discovered that we failed to disclose the impact on earnings per common share of the beneficial conversion feature associated with the issuance of our convertible preferred shares and, thus, we believe our disclosure controls were ineffective during the period covered by this report.

3. We have amended our Consolidated Statement of Operations for the years ended September 30, 2009 and September 30, 2008 to include preferred stock dividends and the beneficial conversion feature of stock dividends in the calculation of earnings/loss per share as required by the earnings per share disclosure requirements.

4. We have amended Note 4 Notes Payable to our financial statements to correct an error in the amount owing to Mitchell Shaheen on September 30, 2009.

5. We have modified the disclosure of Note 8 Income Taxes to add a reconciliation of income taxes.

6. We have modified the Exhibit 31.1 Certification of our Chief Executive Officer to conform to the certification language as specified in SEC rules.

With the exception of the foregoing changes, no other information in the report on Form 10-K for the year ended September 30, 2009 has been supplemented, updated or amended.

2

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

			Number of Securities
			Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options, Warrants	Price of Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	4,500,000	$1.22	-

Equity compensation plans not approved by security holders	631,119.51		368,881

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

We issued the following promissory notes during 2008:

Note Holder	Issue Date(s)	Amount Owing on September 30, 2009
Investment Hunter, LLC	March 1, 2008	$358,207
Mitchell Shaheen I	June 18, 2008	$198,787
Mitchell Shaheen II	July 14, 2008	$134,513
George Resta	March 1, 2008	$47,976

The notes had limited conversion rights until their dates of maturity.  They no longer have the ability to convert to our common stock but we may consider such conversion in order to conserve cash.

During the prior three years, we issued the following warrants:

Number of Warrants	Issue Date	Expiration Date	Acquisition Price per Share	Held By
500,000	December 18, 2006	December 18, 2016	$.90	Trimax, LLC
2,000,000	November 11, 2008	November 11, 2018	$.50	Trimax LLC
12,500	March 1, 2008	March 1, 2018	$1.75	George Resta
262,500	February 5, 2008	February 5, 2018	$2.00	Hayden Capital USA, LLC
125,000	March 1, 2008	March 1, 2018	$1.75	Investment Hunter. LLC
210,000	June 9, 2008	June 9, 2018	$2.00	Hayden Capital USA, LLC
100,000	June 21, 2008	June 21, 2018	$.75	Mitchell Shaheen
100,000	July 14, 2008	July 14, 2018	$.50	Mitchell Shaheen
15,000	July 14, 2008	July 14, 2018	$1.75	George Resta
15,000	July 14, 2008	July 14, 2018	$1.75	Investment Hunter, LLC
14,400	October 1, 2009	October 1, 2019	$.42	Stromback Acquisition Corporation

Total: 3,354,400

On July 21, 2007, we completed a Private Placement and raised $4,232,970 from the sale of our common stock to private investors.

The following summarizes the above recent sales of unregistered securities:

Title	Date	Underwriters Or Purchasers	Consideration	Exemption	Ability To Convert	Terms of Conversion	Use of Proceeds
Private Placement Memorandum	July 21, 2007	(1)	$2 per share	4(2) of ’33 Securities Act		-	Working Capital
Investment Hunter, LLC	March 1, 2008	-	$500,000	4(2) of ’33 Securities Act	Prior to June 30, 2008	Lower of $1.75 or price of “New Offering”	Working Capital
Mitchell Shaheen I	June 18, 2008	-	$150,000	4(2) of ’33 Securities Act	Prior to July 18, 2008	Lower of $.50 or price of “New Offering”	Working Capital
Mitchell Shaheen II	July 14, 2008	-	$100,000	4(2) of ’33 Securities Act	Prior to August 10, 2008	“New Offering” price	Working Capital
George Resta	March 1, 2008	-	$50,000	4(2) of ’33 Securities Act	Prior to June 30, 2008	Lower of $1.75 or price of “New Offering	Working Capital
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

3

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective at September 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure in that our auditors made adjustments to our Black-Scholes calculations used to expense stock options and warrants.  We have previously disclosed that errors occurred in calculating expense associated with stock options.  Those errors were found in the calculations for the Black-Scholes option-pricing model for the quarter ended March 31, 2009.  In a post-closing adjustment, we recognized an additional $74,243 in stock options expense.  We have taken steps to ensure in the future that two people will separately make calculations involving the Black-Scholes option-pricing model and that each review the other’s for accuracy and completeness.

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

        Based on this assessment, management has concluded that as of September 30, 2009 and September 30, 2008, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  We noted that we failed to disclose the impact on earnings per common share of the beneficial conversion feature associated with the issuance of our convertible preferred shares, which are effectively a preferred dividend to preferred shareholders. We therefore conclude that our disclosure controls over financial reporting were ineffective as of  and for the years ended September 30, 2009 and 2008. To address this weakness, we are considering forming a disclosure committee to be included as part of our internal controls over financial reporting.  We have previously noted errors in calculating expense associated with stock options.  Those errors were found in the calculations for the Black-Scholes option-pricing model for the quarter ended March 31, 2009.  In a post-closing adjustment, we recognized an additional $74,243 in stock options expense.  We have taken steps to ensure in the future that the multiple calculations involving the Black-Scholes option-pricing model are reviewed several times for accuracy and completeness.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the changes in the process of making the calculations for stock  option valuation  using the Black-Scholes option pricing model and the steps taken to ensure greater reliability of our backup systems for financial information.

4

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
as of September 30, 2009 and September 30, 2008, respectively	2	2
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,835,684 and 32,210,684
outstanding as of September 30, 2009 and
September 30, 2008, respectively	32,859	32,234
Additional paid in capital	20,645,299	13,637,160
Accumulated Deficit	(22,688,817)	(14,909,206)

Total Stockholders' Equity (Deficit)	(2,010,657)	(1,239,810)

Total Liabilities and Stockholders'
Equity (Deficit)	$518,174	$1,501,892

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2009	September 30, 2008

Revenues	$-	$25,092

Salaries and fringe benefits	1,481,111	2,006,776
Professional fees	3,101,606	2,735,360
Other general and administrative costs	327,757	637,668

Operating Loss	(4,910,474)	(5,354,712)

Other Income (Expenses)
Interest income	142	5,784
Interest expense	(271,860)	(1,421,394)
Total Other (Expenses), net	(271,718)	(1,415,610)

Net Loss	$(5,182,192)	$(6,770,322)

Preferred Dividends—Beneficial Conversion Feature	(2,488,011)	(2,225,415)
Preferred Dividends—Stock dividends	(109,408)	(6,300)

Net loss available to common shareholders	(7,779,611)	(9,002,037)

Basic and diluted net loss per share	$(0.24)	$(0.28)

Basic and diluted weighted average of
common shares outstanding	32,330,547	32,189,864

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statement of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2009 and 2008
					Additional		Total
					Paid In	Accumulated	Stockholders'
	Common Stock		Preferred Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount			(Deficit)

Balance at October 1, 2007	32,150,684	$32,174	-	$-	$6,165,282	$(5,907,169)	$290,287

Issuance of stock for debt extension	60,000	60	-	-	161,940	-	162,000

Issuance of warrants for debt extension	-	-	-	-	26,343	-	26,343

Issuance of preferred stock	-		2,010	2	1,500,585	-	1,500,585

Beneficial conversion feature on preferred stock	-	-	-	-	2,225,415	(2,225,415)	-

Warrants issued with preferred stock	-	-	-	-	509,415	-	509,415

Beneficial conversion feature on debt	-	-	-	-	358,654	-	358,654

Stock option expense	-	-	-	-	1,847,639	-	1,847,639

Warrants issued with debt	-	-	-	-	841,887	-	841,887

Preferred dividends	-	-	-	-	-	(6,300)	(6,300)

Net Loss	-	-	-	-	-	(6,770,322)	(6,770,322)

Balance at September 30, 2008	32,210,684	$32,234	2,010	$2	$13,637,160	$(14,909,206)	$(1,239,810)

Issuance of preferred stock			913	-	867,970		867,970

Beneficial conversion feature on preferred stock					2,488,011	(2,488,011)	-

Warrants issued with preferred stock					45,530		45,530

Stock option expense					3,182,773		3,182,773

Beneficial conversion feature on issuance of debt					2,061		2,061

Warrants issued with debt					63,511		63,511

Stock issued for services	575,000	575			254,425		255,000

Stock options exercised	50,000	50			24,950		25,000

Preferred dividends			79	-	78,908	(109,408)	(30,500)

Net Loss						(5,182,192)	(5,182,192)

Balance at September 30, 2009	32,835,684	$32,859	3,002	$2	20,645,299	(22,688,817)	(2,010,657)

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Year	For the Year
	Ended	Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net loss	$(5,182,192)	$(6,770,322)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation and amortization	45,075	37,486
Option expense	3,182,773	1,847,639
Beneficial conversion expense	2,062	374,476
Issuance of stock for debt extension		162,000
Issuance of stock for payment of payables	200,000	-
Issuance of stock for services	55,000	-
Warrants	63,512	868,231
Changes in Asset and Liabilities
Miscellaneous receivable	-	1,118
Prepaid expenses	23,806	45,683
Accounts payable	(87,271)	929,539
Accrued payroll taxes and wages	-	(13,960)
Accrued liabilities	64,050	12,033
Franchise tax payable	(800)
Credit card payable	22,317	77,533
Interest payable	55,718	117,481
Deferred revenue	-	(24,884)
Net Cash Used in Operating Activities	(1,555,950)	(2,335,947)

INVESTING ACTIVITIES
Purchase of fixed assets	(16,480)	(77,094)
Purchase of intangibles	(42,961)	(138,848)
Net Cash Used in Investing Activities	(59,441)	(215,942)

FINANCING ACTIVITIES
Bank overdraft	200	-
Repayment of notes payable	(372,801)	(591,998)
Proceeds from notes payable and warrants	75,216	1,300,000
Issuance of preferred stock	913,500	2,010,000
Issuance of common stock	25,000	-
Net Cash Provided by Financing Activities	641,115	2,718,002

Net Increase (Decrease) in Cash and Cash Equivalents	(974,276)	166,113

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	974,276	808,163
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$-	$974,276

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2009	September 30, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$132,000	$79,284
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Issuance of common stock for payment of accounts and notes payable	$425,000	$-
Issuance of common stock for services	$15,000	$-
Issuance of common stock for debt extension	$-	$162,000

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

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

As of September 30, 2009, there was $739,484 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.  To the degree to which we grant conversion rights, these notes are potentially dilutive.

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

Note 4 — Notes Payable

We have the following notes:

	September 30, 2009	September 30, 2008
Chris Marquez Note: Convertible note payable, 15% per annum interest rate, principal and interest payment was due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $15,367 was outstanding at September 30, 2008.	$--	$94,104

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
	38,744	50,000

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
	293,557	500,000

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
	150,000	150,000

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

Note 8 -- Income Taxes

A reconciliation of the provision for income taxes for the years ended September 30, 2009 and 2008 is as follows:

	2009	2008
Income tax expense at the statutory rate	$(1,761,945)	$(2,301,909)
Permanent differences	1,536	1,920
Cash to accrual differences	87,613	182,340
Change in valuation allowance	1,672,796	2,482,329
	$ --	$ --

         We have incurred losses since operations commenced in 1990.  We have a net operating loss carry forward for income tax purposes of approximately $10,440,946. The total loss carry forward expiring on September 30, 2029 is $2,093,526, expiring on September 30, 2028 is $3,959,334, expiring on September 30, 2027 is $3,513,085, expiring on September 30, 2026 is $426,697, expiring on September 30, 2025 is $203,978, expiring on September 30, 2024 is $198,988, expiring on September 30, 2023 is $25,597 and expiring on September 30, 2022 is $19,741.  We changed its year-end to September 30th from February 28th effective in fiscal 2006.

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

         As of September 30, 2009 and 2008, the deferred tax asset based on a 34% tax bracket consists of the following:

	2009	2008
Assets:
Federal loss carry forwards	$ 3,549,921	$ 2,537,985
Cash basis accounting differences	397,142	451,603
Stock option differences	1,799,635	1,066,345
Liability:
Depreciation timing differences	1,227	(804)

Deferred tax asset	5,727,925	4,055,129

Valuation allowance	(5,727,925)	(4,055,129)

Net deferred tax asset	$ -	$ -

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

Note 10 — Subsequent Events

The Company evaluated subsequent events for potential recognition and/or disclosure through December 21, 2009, the date the consolidated financial statements were issued.

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