Form 10-K/A
ECOLOGY COATINGS, INC.
filed 2010-02-11
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A

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

1

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

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

2

EXPLANATORY NOTE

In connection with our annual report on Form 10-KSB for the year ended September 30, 2008, we are filing this Amendment No. 1 to include the following information:

1. We have amended our discussion in Item 8A Controls and Procedures to clarify that we discovered that we failed to disclose the impact on earnings per common share of the beneficial conversion feature associated with the issuance of our convertible preferred shares and, thus, we believe our disclosure controls were ineffective during the period covered by this report.

2. We have amended our Consolidated Statement of Operations for the year ended September 30, 2008 to include preferred stock dividends and the beneficial conversion feature of stock dividends in the calculation of earnings/loss per share as required by the earnings per share disclosure requirements.

3. We have modified the disclosure of Note 8 Income Taxes to add a reconciliation of income taxes.

With the exception of the foregoing changes, no other information in the report on Form 10-KSB for the year ended September 30, 2008 has been supplemented, updated or amended.

3

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

     Based on this assessment, management has concluded that as of September 30, 2008, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  We noted that we failed to disclose the impact on earnings per common share of the beneficial conversion feature associated with the issuance of our convertible preferred shares, which are effectively a preferred dividend to preferred shareholders. We therefore conclude that our disclosure controls over financial reporting were ineffective as of  and for the year ended September 30, 2008. To address this weakness, we are considering forming a disclosure committee to be included as part of our internal controls over financial reporting.  our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
as of September 30, 2008 and September 30, 2007, respectively	2	-
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,210,684 and 32,150,684
outstanding as of September 30, 2008 and
September 30, 2007, respectively	32,234	32,174
Additional paid in capital	13,637,160	6,165,282
Accumulated Deficit	(14,909,206)	(5,907,169)

Total Stockholders' Equity (Deficit)	(1,239,810)	290,287

Total Liabilities and Stockholders'
Equity (Deficit)	$1,501,892	$1,204,123

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2008	September 30, 2007

Revenues	$25,092	$41,668

Salaries and fringe benefits	2,006,776	1,409,840
Professional fees	2,735,360	2,583,927
Other general and administrative costs	637,668	463,199

Operating Loss	(5,354,712)	(4,415,298)

Other Income (Expenses)
Interest income	5,784	20,940
Interest expense	(1,421,394)	(256,512)
Total Other (Expenses), net	(1,415,610)	(235,572)

Net Loss	(6,770,322)	(4,650,870)

Preferred Dividends—Beneficial Conversion Feature	(2,225,415)	-
Preferred Dividends—Stock Dividends	(6,300)	-
Net loss available for common shareholders	$(9,002,037)	$(4,650,870)

Basic and diluted net loss per share	$(0.28)	$(0.16)

Basic and diluted weighted average of
common shares outstanding	32,189,864	29,178,144

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statement of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2008 and 2007
					Additional		Total
					Paid In	Accumulated	Stockholders'
	Common Stock		Preferred Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount			(Deficit)
Balance at September 30, 2006	28,200,000	$142,000	-	$-	$ -	$(1,256,299)	$(1,114,299)

Beneficial conversion feature on convertible debt	-	-	-	-	116,819	-	116,819

Stock option expense	-	-	-	-	1,288,670	-	1,288,670

Warrants issued with debt	-	-	-	-	4,497	-	4,497

Issuance of stock, net of issuance costs of $10,789	3,950,684	4,645,470	-	-	-	-	4,645,470

Creation of par value stock	-	(4,755,296)	-	-	4,755,296	-	-

Net loss	-	-	-	-	-	(4,650,870)	(4,650,870)

Balance at September 30, 2007	32,150,684	$32,174	-	$-	$6,165,282	$(5,907,169)	$290,287

Issuance of stock for debt extension	60,000	60	-	-	161,940	-	162,000

Issuance of warrants for debt extension	-	-	-	-	26,343	-	26,343

Issuance of preferred stock	-		2,010	2	1,500,585	-	1,500,585

Beneficial conversion feature on preferred stock	-	-	-	-	2,225,415	(2,225,415)	-

Warrants issued with preferred stock	-	-	-	-	509,415	-	509,415

Beneficial conversion feature on convertible debt	-	-	-	-	358,654	-	358,654

Stock option expense	-	-	-	-	1,847,639	-	1,847,639

Warrants issued with convertible debt	-	-	-	-	841,887	-	841,887

Preferred dividends	-	-	-	-	-	(6,300)	(6,300)

Net Loss	-	-	-	-	-	(6,770,322)	(6,770,322)

Balance at September 30, 2008	32,210,684	$32,234	2,010	$2	$13,637,160	$(14,909,206)	$(1,239,810)

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Year	For the Year
	Ended	Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,770,322)	$(4,650,870)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation and amortization	37,486	12,757
Option expense	1,847,639	1,288,670
Interest paid through conversion to stock	-	137,391
Beneficial conversion expense	374,476	116,819
Issuance of stock for debt extension	162,000	412,500
Warrants	868,231	4,497
Changes in Asset and Liabilities
Miscellaneous receivable	1,118	(1,118)
Prepaid expenses	45,683	(39,531)
Accounts payable	929,539	144,122
Accrued payroll taxes and wages	(13,960)	(28,428)
Accrued liabilities	12,033	-
Credit card payable	77,533	14,772
Interest payable	117,481	(62,893)
Deferred revenue	(24,884)	(41,668)
Net Cash Used in Operating Activities	(2,335,947)	(2,692,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(77,094)	(12,050)
Purchase of intangibles	(138,848)	(85,514)
Net Cash Used in Investing Activities	(215,942)	(97,564)

Repayment of notes payable - related parties	-	(53,530)
Repayment of notes payable	(591,998)	(67,642)
Proceeds from notes payable and warrants	1,300,000	500,000
Issuance of preferred stock	2,010,000	-
Issuance of common stock	-	2,483,500
Net Cash Provided by Financing Activities	2,718,002	2,862,328

Net Increase in Cash and Cash Equivalents	166,113	71,784

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	808,163	736,379
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$974,276	$808,163

See the accompanying notes to the audited consolidated financial statements.
ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2008	September 30, 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$79,284	$114,253
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Conversion of notes and interest for common stock	$-	$1,749,470
Issuance of common stock for services	$-	$412,500
Issuance of common stock for debt extension	$162,000	$-

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

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

We have a payable to a related party totaling $63,775 and $49,191 as of September 30, 2008 and September 30, 2007, respectively, included in accounts payable on the consolidated balance sheets.

We also paid consulting fees for contracted administrative support to a related party company totaling $8,244 for the year ended September 30, 2007.

Note 4 — Notes Payable

We have the following convertible notes:

	September 30, 2008	September 30, 2007
Convertible note payable, 20% per annum interest rate, principal and interest payment due December 31, 2007; unsecured, accrued interest of $130 outstanding at September 30, 2007, convertible at holder’s option into common shares of the Company. Conversion price is $1.60 per share. This note is stated net of an unamortized discount of $2,400 at September 30, 2007.	$--	$708

Convertible subordinated note payable, 7.5% per annum interest rate. Principal and interest payment due December 31, 2007; unsecured, convertible at holder’s option into common shares of the Company at a price per share of $2.00. Accrued interest of $415 is outstanding as of September 30, 2007.	--	26,461

Convertible note payable, 15% per annum interest rate, principal and interest payment was due May 31, 2008; unsecured, convertible at holder’s option into common shares of the Company at $1.60 per share. Accrued interest of $15,367 and $4,268 was outstanding as of September 30, 2008 and September 30, 2007, respectively. This note is stated net of unamortized discount of $0 and $13,422 as of September 30, 2008 and September 30, 2007, respectively. The holder made demand upon the Company for repayment of this note on August 18, 2008. See Note 10-Subsequent Events for further discussion.	94,104	145,873

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
	$50,000	--

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
	$500,000	--

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
	150,000	--

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
	100,000	173,042

	$894,104	$173,042

Future maturities of the notes payable as of September 30, 2008 are as follows:

Year Ending
2009	$894,104

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

We issued warrants as shown below to the holder of our convertible preferred stock.

	Strike	Date	Expiration
Number	Price	Issued	Date
100,000	$ 0.75	July 28, 2008	July 28, 2018
5,000	$ 0.75	August 20, 2008	August 20, 2018
25,000	$ 0.75	August 27, 2008	August 27, 2018
500,000	$ 0.75	August 29, 2008	August 29, 2018
375,000	$ 0.75	September 26, 2008	September 26, 2018

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

The Company granted non-statutory options as follows during the year ended September 30, 2008:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual	Aggregate
	per Share	Options	Term	Fair Value
Outstanding as of September 30, 2006	$2.00	150,000	8.7	$184
Granted	$2.04	3,036,119	9.5	$3,681,425
Exercised	--	--	--	$--
Forfeited	--	--	--	$--
Excersisable	$2.00	375,800	9.8	$552,540
Outstanding as of September 30, 2007	$2.03	3,186,119	9.5	$3,681,609
Granted	$1.49	1,456,000	10.3	$1,329,891
Exercised	--	--	--	$--
Forfeited	--	--	--	$--
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2	$5,011,500
Exercisable	$2.09	1,605,228	8.4	$1,966,657

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

  Note 8—Income Taxes

A reconciliation of the provision for income taxes for the years ended September 30, 2008 and 2007 is as follows:

	2008	2007
Income tax expense at the statutory rate	$(2,301,909)	$(1,581,296)
Permanent differences	$1,920	$11,867
Cash to accrual differences	$182,340	$390,983
Change in valuation allowance	$2,482,329	$1,178,446
	$--	$--

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

As of September 30, 2008 and 2007, the deferred tax asset based on a 34% tax bracket consists of the following:

	2008	2007
Assets:
Federal loss carry forwards	$2,537,985	$1,481,936
Cash basis accounting differences	451,603	89,925
Stock option accounting differences	1,066,345	--
Depreciation timing differences		939
Liability:
Depreciation timing differences	(804)	--

Deferred tax asset	4,055,129	1,572,800

Valuation allowance	(4,055,129)	(1,572,800)

Net deferred tax asset	$--	$--

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