Form 10-Q/A
period 2010-02-10
ECOLOGY COATINGS, INC.
filed 2010-02-11
CIK 1173313

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

EXPLANATORY NOTE

In connection with our quarterly report on Form 10-Q for the three months ended June 30, 2009, we are filing this Amendment No. 2 to include the following information:

1. We have amended Item 3A of Amendment No. 1 of our quarterly report on Form 10-Q for the three months ended June 30, 2009 to correct a typographical error in 5th paragraph of Item 3A to change the word "effective" to "ineffective."

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

Changes in Internal Controls

     Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2008. Based on such evaluation, management has concluded that the disclosure controls and procedures were ineffective for their intended purpose described above. There were no changes to the internal controls during the quarter ended June 30, 2008 that have materially affected or that are reasonably likely to affect the internal controls.

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