Form 10-Q
period 2010-02-11
ECOLOGY COATINGS, INC.
filed 2010-02-11
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes ☐           No  ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock of the issuer outstanding as of February 1, 2010 was 32,910,684.

1

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	December 31, 2009	September 30, 2009
	Unaudited

Current Assets
Cash and cash equivalents	$27,323	$ -
Accounts Receivable	5,457	-
Prepaid expenses	1,400	1,400

Total Current Assets	34,180	1,400

Property and Equipment
Computer equipment	30,111	30,111
Furniture and fixtures	21,027	21,027
Test equipment	9,696	9,696
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Total property and equipment	115,281	115,281
Less: Accumulated depreciation	(55,178)	(48,609)

Property and Equipment, net	60,103	66,672

Other Assets
Patents-net	217,103	443,465
Trademarks-net	7,180	6,637

Total Other Assets	224,283	450,102

Total Assets	$318,566	$518,174

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT
	December 31, 2009	September 30, 2009
	Unaudited
Current Liabilities
Bank overdraft	$ -	$ 200
Accounts payable	1,256,612	1,272,057
Credit card payable	114,622	114,622
Accrued liabilities	50,321	76,084
Interest payable	238,715	189,051
Convertible notes payable	582,301	582,301
Notes payable - related party	261,316	257,716
Preferred dividends payable	14,612	36,800
Total Current Liabilities	2,518,499	2,528,831

Total Liabilities	2,518,499	2,528,831

Commitments and Contingencies (Note 5)	-	-

Stockholders' Deficit
Preferred Stock - 10,000,000 $.001 par value shares	4	2
authorized; 3,513 and 3,002 shares issued and outstanding
as of December 31, 2009 and September 30, 2009, respectively
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,910,684 and 32,835,684
outstanding as of December 31, 2009 and
September 30, 2009, respectively	32,934	32,859
Additional paid in capital	22,112,573	20,645,299
Accumulated Deficit	(24,345,444)	(22,688,817)

Total Stockholders' Deficit	(2,199,933)	(2,010,657)

Total Liabilities and Stockholders' Deficit	$ 318,566	$ 518,174

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2009	December 31, 2008

Revenues	$ 5,457	$ -

Salaries and fringe benefits	316,258	482,570
Professional fees	184,143	2,048,747
Other general and administrative costs	288,184	98,312
Total General and Administrative Expenses	788,585	2,629,629

Operating Loss	(783,128)	(2,629,629)

Other Income (Expense)
Interest Income	-	142
Interest Expense	(52,788)	(124,622)
Total Other Expenses - net	(52,788)	(124,480)

Net Loss	$ (835,916)	$ (2,754,109)

Preferred Dividends—Beneficial Conversion
Feature	(768,544)	-
Preferred Dividends—Stock Dividends	(53,074)	(44,461)

Net Loss available to common shareholders	$(1,657,534)	$(2,798,570)

Basic and diluted net loss per share	$ (0.05)	$ (0.09)

Basic and diluted weighted average of
common shares outstanding	32,873,456	32,233,600

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2009	December 31, 2008

OPERATING ACTIVITIES
Net loss	$ (835,916)	$ (2,754,109)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	11,185	11,026
Option expense	165,044	1,997,949
Warrant expense	-	63,512
Shares issued in exchange for services	22,500	-
Patent Abandonment	222,112
Changes in Asset and Liabilities
Accounts Receivable	(5,457)	-
Prepaid expenses	-	16,268
Bank overdraft	(200)	4,528
Accounts payable	(15,445)	69,461
Accrued liabilities	(25,763)	7,549
Credit card payable	-	2,069
Franchise tax payable	-	(800)
Interest payable	49,663	(75,045)
Net Cash Used in Operating Activities	(412,277)	(657,593)

INVESTING ACTIVITIES
Purchase of fixed assets	--	(16,480)
Purchase of intangibles	--	(8,400)
Net Cash Used in Investing Activities	--	(24,880)

FINANCING ACTIVITIES
Repayment of debt	-	(311,803)
Proceeds from issuance of convertible preferred shares	436,000
Proceeds from debt	3,600	20,000
Net Cash From (Used) in Financing Activities	439,600	(291,803)

Net Increase (Decrease) in Cash and Cash Equivalents	27,323	(974,276)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	-	974,276
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$ 27,323	$ -

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2009	December 31, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$ -	$ 132,000
Income taxes paid	$ -	$ -

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND DECEMBER 31, 2008

Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

           Interim Reporting. While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the September 30, 2009 audited annual consolidated financial statements of Ecology Coatings, Inc. (“we”, “us”, the “Company” or “Ecology”).  It is suggested that these interim consolidated financial statements be read in conjunction with our September 30, 2009 annual consolidated financial statements included in the Form 10-K we filed with the Securities and Exchange Commission on December 22, 2009.

Our operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010 or for any other period.

      Going Concern. In connection with their audit report on our consolidated financial statements as of September 30, 2009, the Company’s independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  Continuance of our operations is dependent upon our ability to raise sufficient capital.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition.  Revenues from product sales are recognized on the date that the product is shipped. Revenues from licensing contracts are recorded ratably over the life of the contract.  Contingency earnings such as royalty fees are recorded when the amount can reasonably be determined and collection is likely.

Loss Per Share.  Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the potential conversion of debt and Preferred Series A and Preferred Series B stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the potential conversion of debt or with Preferred Series A and Preferred Series B shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of December 31, 2009 and September 30, 2009, there were 24,183,419 and 20,323,996 potentially dilutive shares outstanding, respectively.

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

As of December 31, 2009 and September 30, 2009, we had no unrecognized tax benefits due to uncertain tax positions.

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

Patents.  It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of September 30, 2009 and are being amortized over 8 years. During the three months ended December 31, 2009, we abandoned a number of patent applications and recognized an expense of $222,112 as a result of this.

Stock-Based Compensation.  Employee and director stock-based compensation expense is measured utilizing the fair-value method.

We account for stock options granted to non-employees under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

Expense Categories.  Salaries and Fringe Benefits of $316,258 and $482,570 for the three months ended December 31, 2009 and 2008, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $181,143 and  $2,048,747, for the three months ended December 31, 2009 and  2008, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.  Of the $2,048,747 in professional fees incurred in the three months ended December 31, 2008, $1,752,318 was for options expense.  Of this amount, $1,368,450 arose from the issuance of warrants in November 2008 to Trimax to acquire 2,000,000 shares of our common stock.

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

Note 2 — Concentrations

For the three months ended December 31, 2009 and  2008, we had revenues of $5,457 and  $-0-, respectively. One customer accounted for all of our revenues for the three months ended December 31, 2009. As of December 31, 2009 $5,457 was due from this customer.

We occasionally maintain bank account balances in excess of the federally insurable amount of $250,000.  We did not exceed this limit as of December 31, 2009 and September 30, 2009.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $110,500.  The accrued interest on the note was $14,486 and $13,235 as of December 31, 2009 and September 30, 2009, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $133,000.    The accrued interest on the note was $17,442 and  $15,936 as of December 31, 2009 and September 30, 2009, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We had an unsecured note payable due to Rich Stromback, our former Chairman and a principal  shareholder,  that bore interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of December 31, 2009 and September 30, 2009, respectively.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured  note payable to an entity controlled by J.B. Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $7,716.  Accrued interest of $195 and $96 was outstanding of December 31, 2009, September 30, 2009.

We have an unsecured note payable to an entity controlled by J.B. Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of Decmeber 31, 2009 and September 30, 2009, the note had an outstanding balance of $6,500  Accrued interest of $100 and $18 was outstanding of December 31, 2009 and September 30, 2009.

We have an unsecured note payable to an entity controlled by J.B. Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $3,600 and $0, respectively. Accrued interest of $15 and $0 was outstanding of December 31, 2009 and September 30, 2009.

Future maturities of related party long-term debt as of September 30, 2009 are as follows:

12 Months Ended December 31,
2010	$261,316

We have a payable to  Richard Stromback and an entity controlled by him totaling $98,730 and  $145,191 as of December 31, 2009 and September 30, 2009, respectively, included in accounts payable on the consolidated balance sheets.

Note 4 — Notes Payable

We have the following notes:

December 31, 2009	September 30, 2009
George Resta Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payments in October and November of 2008, but did not make payments thereafter. Accrued interest of $12,264 and $9,232 was outstanding as of December 31, 2009 and September 30, 2009, respectively.
$38,744	$38,744

Investment Hunter, LLC Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December 2008 were made, but none have been made since.  Accrued interest of $87,284 and $64,650 was outstanding as of December 31, 2009 and September 30, 2009, respectively.
293,557	293,557

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $61,348 and $48,787 was outstanding as of December 31, 2009 and September 30, 2009, respectively.
150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $43,013 and $34,513was outstanding as of
December 31, 2009 and September 30, 2009, respectively.
100,000	100,000

$582,301	$582,301

All of the notes shown in the table above are in default and are currently due and payable.

The notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen had convertibility features when they were issued.  As of December 31, 2009, the convertibility features had expired.

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

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett , our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The agreement expires on September 21, 2012. Mr. Crockett will receive an annual base salary of $200,000. The Compensation Committee of the Board of Directors may review Mr. Crockett’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Crockett’s previously awarded stock options was adjusted so that 110,000 stock options will vest 12 months, 18 months and 24 months, respectively, from Mr. Crockett’s initial date of employment (September 15, 2008).  Mr. Crockett was also granted stock options to purchase 670,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Crockett’s initial date of employment with us (September 15, 2008) with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary. Mr. Iannotti  has served as our Vice President, General Counsel since August 11, 2008. The agreement expires on September 21, 2012. Effective November 1, 2009, Mr. Iannotti will receive an annual base salary of $150,000. The Compensation Committee of the Board of Directors may review Mr. Iannotti’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Iannotti’s previously awarded stock options was adjusted so that 110,000 stock options will vest 12 months, 18 months and 24 months, respectively, from Mr. Iannotti’s initial date of employment (August 11, 2008).  Mr. Iannotti was also granted stock options to purchase 70,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Iannotti’s’s initial date of employment with us (August 11, 2008) with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with F. Thomas Krotine, our COO. The agreement expires on September 21, 2010. Effective November 1, 2009, Mr. Krotine will receive an annual base salary of $65,000. The Compensation Committee of the Board of Directors may review Mr. Krotine’s salary to determine what, if any, increases shall be made thereto. Mr. Krotine was also granted stock options to purchase 169,000 shares of our common stock, one-quarter of which shall vest at 6, 12, 18 and 24 months from September 21, 2009 with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Krotine’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year of a change in control shall be deemed to be a termination without cause.

Contingencies.

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter.  We have engaged counsel in New York and filed a response to Investment Hunter’s pleadings.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We have previously paid McLarty Associates $210,000 and issued 90,000 shares of common stock yet we have not received anything tangible from McLarty Associates.  We are in the process of filing a response to the complaint.

On January 11, 2010, John Henke, the attorney who represented Trimax, LLC, filed suit in the 52nd District Court in Rochester Hills, MI to recover $13,750 owed to him as attorneys fees under the Settlement Agreement we reached with Trimax on November 11, 2008.  We are in the process of filing a response to the complaint.

Lease Commitments.

a.	The Company leases office and lab facilities in Akron, OH on a month-to-month basis for $1,800. Rent expense for the three months ended December 31, 2009 and 2008 was $5,400 and $5,400, respectively.

b.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan.  The lease calls for average monthly rent of $2,997 and expires on September 30, 2010.  The landlord is a company owned by a shareholder and director of Ecology. Rent expenses for the three months ended December 31, 2009 and 2008 were $9,023 and $8,133, respectively.

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

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 500,000 shares of our stock at $2.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $.90 per share.  The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 7.0 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 262,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.0 years.

On March 1, 2008, we issued warrants to George Resta to purchase 12,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.0 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 125,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.0 years.

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

We issued the following immediately vested warrants to Equity 11 in conjunction with Equity 11’s purchases of our Preferred Series A stock:

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

On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities “Preferred Series A”).  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share.  The Preferred Series A shares carry “as converted” voting rights.  As of December 31, 2009, we had issued 2,497 of these Preferred Series A shares.  As we sold additional Preferred Series A shares under this agreement, we issued attached warrants (500 warrants for each $1,000 Preferred Series A share sold).  The warrants will be immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our Preferred Series A stock through December 31, 2009.

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share (“Preferred Series B”). The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of December 31, 2009, we have issued 776 of these Preferred Series B shares. These shares are convertible into 8,954,371 of our common shares at the sole discretion of Equity 11.  In the event of a voluntary or involuntary dissolution, liquidation or winding up, Equity 11 will be entitled to be paid a liquidation preference equal to the stated value of the Preferred Series B shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the preferred shares.

On September 30, 2009, Ecology Coatings, Inc. we and Stromback Acquisition Corporation, entered into a Securities Purchase for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share (“Preferred Series B”).  Stromback Acquisition Corporation is owned by Richard Stromback a former member of our Board of Directors.  Until April 1, 2010, Purchaser has the right to purchase up to 3,000 Preferred Series B shares.  The Preferred Series B shares have a liquidation preference of $1,000 per share.  Purchaser may convert the Preferred Series B shares into common stock of the Company at a conversion price that is seventy seven percent (77%) of the average closing price of Company’s common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Preferred Series B shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by Purchaser under a Registration Rights Agreement.  As of December 31, 2009, we had issued 240 of these Preferred Series B shares. Those shares are convertible into 571,429 shares of our common stock. Fifty percent (50%) of each investment, up to a maximum of $500,000, will be placed in a fund and disbursed as directed by Purchaser to satisfy our outstanding debts, accounts payable and/or investor relations programs (“Discretionary Fund”).

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

The Company granted non-statutory options as follows during the three months ended December 31, 2009:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term	Aggregate Fair Value
Outstanding as of September 30, 2009	$1.13	5,131,119	8.5	$4,569,065
Granted	$-	-	-	$-
Exercised	$-	-	-	$-
Forfeited	$-	-	-	$-
Outstanding as of December 31, 2009	$1.13	5,131,119	8.5	$4,569,065
Exercisable	$1.01	3,070,119	6.2	$3,340,805

3,070,119 of the options were exercisable as of December 31, 2009.  The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of December 31, 2009.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

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

The expected volatility was derived utilizing the price history of another publicly traded nanotechnology company.  This company was selected due to the fact that it is widely traded and is in the same equity sector as Ecology.

The risk free interest rate figures shown above contain the range of such figures used in the Black-Scholes calculation.  The specific rate used was dependent upon the date of the option grant.

Based upon the above assumptions and the weighted average $1.13 per share exercise price, the options outstanding at December 31, 2009 had a total unrecognized compensation cost of $483,287 which will be recognized over the remaining weighted average vesting period of .5 years. Options cost of $165,044 was recorded as an expense for the three months ended December 31, 2009 of which $162,212 was recorded as compensation expense and $2,832 was recorded as consulting expense.

Note 8 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the three months ended December 31, 2009 and 2008, we incurred net losses of ($835,916) and ($2,754,109), respectively.  As of December 31, 2009 and September 30, 2009, we had stockholders’ deficits of ($2,199,933) and ($2,010,657), respectively.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events for potential recognition and/or disclosure through February 11, 2010, the date the consolidated financial statements were issued.

On January 13, 2010, we issued 55 Preferred Series B, at an aggregate price of $55,000 to Equity 11. These shares can be converted into 1,100,000 shares of our common stock.
        On February 3, 2010, we entered into a Commercialization Agreement with WS Packaging Group, Inc. (“WSP”).  The Agreement provides the terms and conditions for WSP’s purchase of our coatings for use on labels and packaging manufactured by WSP.

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

Operating Results

Three Months Ended December 31, 2009 and 2008

Revenues.  Product sales generated revenues of  $5,457 for the three months ended December 31, 2009. We had no revenue for the corresponding period in 2008.

Salaries and Fringe Benefits.  The decrease of approximately $166,000 in such expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is the result of the elimination of one salaried employee and the reduction of the salary of one employee effective September 1, 2009.  These reductions were partially offset by the expense associated with options issued to three employees in September of 2009, and the restoration, in November, 2009, of certain salary reductions that were made in November, 2008.

Professional Fees.  The decrease of approximately $1,864,000 in these expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is the result of the issuance of 2,000,000 options to Trimax in November, 2008.  These options vested upon issuance, so the entire charge of $1,368,000 was recognized in that month. Additionally, approximately $360,000 associated with options issued to Sales Attack were recognized in the three months ended December 31, 2008 and approximately $90,000 in consulting fees were recognized in the three months ended December 31, 2008 and they did not recur in the corresponding period for 2009.

Other General and Administrative.  The increase of approximately $190,000 in these expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 reflects the recognition of the write off of certain patents totaling approximately $222,000. This was partially offset by a reduction in travel expenses for the three months ended December 31, 2009.

Operating Losses.  The decreased loss between the reporting periods is explained in the discussion above.

Interest Expense. The decrease of approximately $72,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is the result of the revaluing of previously issued detachable warrants during the three months ended December 31, 2008.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended December 31, 2009 and 2008 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The decrease in the Net Loss of approximately $1,918,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is fully explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended December 31, 2009 reflects the decreased Net Loss discussed as well as by the increase in weighted average shares outstanding during the three months ended December 31, 2009.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2009 and September 30, 2009 totaled $27,323 and $0, respectively.  The increase reflects cash used in operations of $411,195 and cash used to purchase fixed and intangible assets of $1,082. These uses were more than  offset by borrowings of $3,600 and the issuance of $436,000 in Preferred Series B stock.

We have incurred an accumulated deficit of $24,345,444.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue, though we did generate $5,457 in the three months ended December 31, 2009.  We have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2009, we had notes payable to five separate parties on which we owed approximately $804,336 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  Notes and the accrued interest totaling $786,209 owing to three note holders were due prior to September 30, 2008 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the remaining principal and interest balance on two of these notes.  We have not made any payment to the third note holder to whom we owed approximately $294,351 in principal and accrued interest as of December 31, 2009.  Additionally, we have notes owing to shareholders totaling approximately $278,013 including accrued interest as of December 31, 2009.  These notes were due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured.

On four separate occasions beginning November 9, 2009 and concluding December 31, 2009, Equity 11 purchased a total of 196 Preferred Series B shares under our May 15, 2009 agreement at $1,000 per share.  This brought their total holdings of such shares to 776 Preferred Series B shares.  Equity 11 also holds 2,497 Preferred Series A shares and 1,178,500 warrants under our August 28, 2008 agreement.  In addition, Stromback Acquisition Corporation purchased 240 Preferred Series B shares on October 1, 2009.  We will need to raise immediate additional funds in the first quarter of calendar year 2010 to continue our operations.  At present, we do not have any binding commitments for additional financing.  If we are unable to obtain additional financing, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On December 31, 2009, we had 32,910,684 common shares issued and outstanding and 3,513 Preferred Series A and Preferred Series B shares issued and outstanding.  These preferred shares and accumulated and unpaid dividends can be converted into a total of 14,519,799 shares of our common stock.  As of December 31, 2009, options and warrants to purchase up to 8,058,019 shares of common stock had been granted.

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

Patents.  It is our policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life. For purposes of the preparation of the audited, consolidated financial statements, we have recorded amortization expense associated with the patents based on an eight year useful life.

Stock-Based Compensation.  We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers. We calculate compensation expense using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 7 of Notes to the Consolidated Financial Statements, are appropriate and reasonable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company under the applicable SEC rules.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

       We made changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Those changes related to the implementation of controls concerning the issuance of invoices upon the sale of our coatings and the generation of sales and accounts receivable reporting.  Additionally, our CFO no longer backs up our accounting software on a weekly basis on CDs as our IT consultant has reported that the automatic back up is functional.

3

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys fees and costs.  We have previously paid payments totaling $300,000 to Investment Hunter.  We have engaged counsel in New York and filed a response to Investment Hunter’s pleadings.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We have previously paid McLarty Associates $210,000 and issued 90,000 shares of common stock yet we have not received anything tangible from McLarty Associates.  We are in the process of preparing a response to the complaint.

On January 11, 2010, John Henke, the attorney who represented Trimax, LLC, filed suit in the 52nd District Court in Rochester Hills, MI to recover $13,750 owed to him as attorneys fees under the Settlement Agreement we reached with Trimax on November 11, 2008.  We are in the process of preparing a response to the complaint.

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

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We have an accumulated deficit of ($24,345,444) as of December 31, 2009.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”).  Neither Equity 11 or SAC is committed to make any additional investments in us.  We will need to raise additional capital from Equity 11, SAC or other investors in the first quarter of calendar year 2010 in order to continue to fund our operations.

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

We will need additional financing in fiscal year 2010

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, and the results of future research and development and competition.  Our past capital raising activities have not been sufficient to fund our working and other capital requirements and we will need to raise additional funds through private or public financings in fiscal year 2010. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders.  We have relied on the sale of convertible preferred securities to fund our operations. These securities can be converted into shares of our common stock at prices that are highly dilutive to our common shareholders. As of December 31, 2009, we were in default on approximately $786,209 in short term debt, including accrued interest.  We raised $436,000 from the sale of Preferred Series A and Preferred Series B shares during the quarter ended December 31, 2009.  On May 15, 2009, we entered into a Convertible Preferred Securities Agreement with Equity 11 under which Equity 11 may purchase additional shares of our preferred stock, it does not have any commitments for additional financing from Equity 11.  On September 30, 2009, we entered into a Securities Purchase Agreement with SAC but it does not commit SAC to provide any additional financing beyond the initial investment which netted us $120,000.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional investment from Equity 11 and SAC.  While there is no cap on the amount Equity 11 can invest and a $3,000,000 cap on investment by SAC, neither Equity 11 nor SAC is committed to make any additional investments in us.  We will need to raise additional capital from Equity 11, SAC or other investors in fiscal year 2010 in order to continue to fund our operations.  We cannot be certain that additional funds will be available on terms attractive to us or at all.  If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations.  Our inability to raise adequate funds will have a material adverse effect on our business, results of operations and financial condition and may force us to seek protection under the bankruptcy laws.

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

Control by key stockholders

As of December 31, 2009, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 75.3% of the voting power of our outstanding capital stock.  In addition, pursuant to the investment agreements we entered into with Equity 11, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

We have never paid dividends and have no plans to do so in the future

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our investment agreements with Equity 11 prevent the payment of any dividends to our common stockholders without the prior approval of Equity 11.  Dividends for the Preferred Series A and Preferred Series B shares held by Equity 11 and SAC have not been paid in cash, they have been paid through the issuance of additional preferred shares.

The issuance and exercise of additional options, warrants, and convertible securities may dilute the ownership interest of our stockholders

To the extent that our outstanding stock options and warrants are exercised, Preferred Series A and Preferred Series B shares are converted to common stock and/or promissory notes are converted into common stock, dilution to the ownership interests of our stockholders will occur.

As of December 16, 2009, we had granted options to purchase 5,131,119 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of December 31, 2009, we had issued warrants to purchase 4,532,900 shares of our common stock which includes 1,178,500 warrants issued to Equity 11.  As of December 31, 2009, Equity 11 purchased Preferred Series A and Preferred Series B shares and has been issued additional Preferred Series A and Preferred Series B shares as dividends that are convertible into 13,948,371 common shares.  As of December 31, 2009, there was $786,209 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.

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

Sales of our stock by Equity 11 may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  On some trading days, no shares of our stock are sold.  In addition, we have filed a registration statement for a portion of the shares held by Equity 11 and may file additional registration statements as the SEC rules may permit.  Once registered, these shares may be sold on the OTC Bulletin Board.  Future sales of a substantial number of shares by Equity 11 will likely put a downward pressure on the price of our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is a description of all of our sales of unregistered securities during the quarter ended December 31, 2009.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

On August 28, 2008, we entered into a Securities Purchase Agreement with Equity 11 for the issuance of 5% convertible preferred shares at a price of $1,000 per share (“Preferred Series A”).  Under the Securities Purchase Agreement, Equity 11 may purchase up to $5,000,000 of Preferred Series A shares.  In addition, for each acquisition of Preferred Series A shares, Equity 11 will be issued warrants to purchase up to 2,500,000 shares of our common stock at $.75 per share.  As of December 31, 2009, under the Securities Purchase  Agreement, Equity 11 had been issued 2,497 shares of Preferred Series A shares and had been issued warrants to purchase 1,178,500 shares.

On May 15, 2009, we entered into a Convertible Preferred Securities Agreement (the “Preferred Securities Agreement”) with Equity 11 for the issuance and sale of 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share (“Preferred Series B”).  The Preferred Securities Agreement did not replace or terminate the terms of the Securities Purchase Agreement.  That is, the terms of the Securities Purchase Agreement will continue to apply to Preferred Series A stock and warrants issued under the Securities Purchase Agreement.  Similarly, the terms of the Preferred Securities Agreement will apply to Preferred Series B stock issued under the Preferred Securities Agreement.

Equity 11 may convert the convertible Preferred Series B shares into our common stock at a conversion price that is twenty percent (20%) of the average of the closing price of our common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  As of December 31, 2009, we had issued 776 Preferred Series B shares to Equity 11 under the Preferred Securities Agreement.  On December 14, 2009, we extended the termination date of the Preferred Securities Agreement until the earlier to occur of June 15, 2010 or the acceptance by our Board of Directors of a new investment in us by a third party in an amount of at least $3,000,000.

During the quarter ended December 31, 2009, we sold the following unregistered securities to Equity 11:

Date	Preferred Series B Shares Sold	Gross Sale Amount

November 9, 2009	50	$50,000

December 4, 2009	65	$65,000

December 16, 2009	31	$31,000

December 30, 2009	50	$50,000

As of December 31, 2009, under the Preferred Securities Agreement, Equity 11 had been issued 776 shares of Preferred Series B.

On September 30, 2009, we and Stromback Acquisition Corporation, entered into a Securities Purchase Agreement for the issuance and sale of our 5.0% Cumulative  Preferred Shares, Series B at a purchase price of $1,000 per share (“Preferred Series B”).  SAC is owned by Richard Stromback a former member of our Board of Directors.  Until April 1, 2010, SAC has the right to purchase up to 3,000 Preferred Series B shares.  The Preferred Series B shares have a liquidation preference of $1,000 per share.  SAC may convert the Preferred Series B shares into shares of our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Preferred Series B shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by SAC under a Registration Rights Agreement.  Fifty percent (50%) of each investment, up to a maximum of $500,000, will be placed in a fund and disbursed as directed by SAC to satisfy our outstanding debts, accounts payable and/or investor relations programs (“Discretionary Fund”).  On October 1, 2009, SAC acquired 240 of our Preferred Series B shares with a purchase price per share of $1,000.  We received $240,000 of gross proceeds and net proceeds of $120,000 after payments were made from the Discretionary Fund for outstanding obligations owed to Mr. Stromback.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2009, the Company was in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on December 31, 2009

Investment Hunter, LLC	March 1, 2008	$380,841

Mitchell Shaheen I	September 21, 2008	$211,348

Mitchell Shaheen II	July 14, 2008	$143,013

George Resta	March 1, 2008	$51,008

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2009.

ITEM 5. OTHER INFORMATION

None.

4

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation .(2)

3.3	By-laws (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (11)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (16)

4.1	Form of Common Stock Certificate of the Company. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated December 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated December 1, 2008. (7)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated December 1, 2008. (7)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (8)

10.28	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (9)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (10)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (10)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (10)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (10)

10.33	Equity 11, Ltd. commitment letter dated August 25, 2008. (11)

10.34	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (11)

10.35	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (11)

10.36	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (11)

10.37	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (12)

10.38	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (12)

10.39	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (12)

10.40	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (13)

10.41	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (14)

10.42	Promissory Note dated January 8, 2009 in favor of Seven Industries. (17)

10.43	Amendment of December 24, 2008 Promissory Note. (17)

10.44	Second Amendment To Securities Purchase Agreement. (18)

10.45	Warrant W-6. (18)

10.46	Warrant W-8. (19)

10.47	Warrant W-9. (20)

10.48	Warrant W-10. (21)

10.49	Warrant W-11. (22)

10.50	Warrant W-12 (24)

10.51	Promissory Note in favor of JB Smith LC dated May 5, 2009 (25)

10.52	DMG Advisors Consulting and Settlement Agreement (26)

10.53	Termination of Kevin P. Stolz's Employment Agreement (26)

10.54	Promissory Note in favor of Chris Marquez dated February 28, 2006 (26)

10.55	First Allonge to Promissory Note in favor of Chris Marquez dated December 1, 2006 (26)

10.56	Second Allonge to Promissory Note in favor of Chris Marquez dated July 26, 2007 (26)

10.57	Consulting Services Agreement with Jim Juliano dated January 5, 2009 (26)

10.58	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008 (26)

10.59	Employment Agreement of Richard Stromback dated December 28, 2007 (27)

10.60	Office Sublease dated September 30, 2008 (26)

10.61	Collaboration Agreement with Reynolds Innovations dated August 21, 2009 (26)

10.62	Securities Purchase Agreement with Stromback Acquistion Corporation dated September 30, 2009 (26)

10.63	Employment Agreement with Robert G. Crockett dated September 21, 2009 (26)

10.64	Employment Agreement with Daniel V. Iannotti dated September 21, 2009 (26)

10.65	Employment Agreement with F. Thomas Krotine dated September 21, 2009 (26)

10.66	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 21, 2009 (26)

10.67	Promissory Note in favor of Sky Blue Ventures in the amount of $6,500 dated September 10, 2009 (26)

10.68	Promissory Note in favor of JB Smith LC in the amount of $7,716.40 dated August 11, 2009 (26)

10.69	First Amendment of Convertible Preferred Securities Agreement (28)

10.70	Commercialization Agreement with WS Packaging Group, Inc. dated February 3, 2010 (29)

14.1	Charter of Audit Committee. (15)

14.2	Charter of Compensation Committee. (15)

21.1	List of subsidiaries. (2)

24.1	Power of Attorney. (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(7) Incorporated by reference from our Form 8-K filed with the Commission on December 20, 2008.

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

(21) Incorporated by reference from our Form 8-K filed with the Commission on December 10, 2009.

(22) Incorporated by reference from our Form 8-K filed with the Commission on December 27, 2009.

(23) Incorporated by reference from our Form 8-K filed with the Commission on January 30, 2009.

(24) Incorporated by reference from our Form 8-K filed with the Commission on April 16, 2009.

(25) Incorporated by reference from our Form 8-K filed with the Commission on July 29, 2009.

(26) Incorporated by reference from our Form S-1/A filed with the Commission on January 12, 2010.

(27) Incorporated by reference from our Form S-1/A filed with the Commission on September 10, 2009.

(28) Incorporated by reference from our Form 8-K filed with the Commission on December 18, 2009.

(29) Incorporated by reference from our Form 8-K filed with the Commission on February 9, 2010.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 11, 2010	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: CEO

By: /s/ Kevin Stolz
Kevin Stolz
Its: CFO

5