Form 10-K/A
ECOLOGY COATINGS, INC.
filed 2010-02-16
CIK 1173313

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

2

EXPLANATORY NOTE

In connection with our annual report on Form 10-KSB for the year ended September 30, 2008, we are filing this Amendment No. 2 to include the following information:

1. We have amended our discussion in Item 8A Controls and Procedures to clarify that we discovered that we failed to disclose the impact on earnings per common share of preferred stock dividends and the beneficial conversion feature associated with the issuance of our convertible preferred shares and, thus, we believe our internal control over financial reporting was ineffective during the period covered by this report.

2. We have amended our Consolidated Statement of Operations for the year ended September 30, 2008 to include preferred stock dividends and the beneficial conversion feature associated with the issuance of our convertible preferred shares in the calculation of earnings/loss per share as required by the earnings per share disclosure requirements.

3. We have amended Note 8 ,"Income Taxes", to the financial statements to add a reconciliation of income taxes.

With the exception of the foregoing changes, no other information in the report on Form 10-KSB for the year ended September 30, 2008 has been supplemented, updated or amended.

3

Item 8A.	CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective at September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Based on this assessment, management has concluded that as of September 30, 2008, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  We noted that we failed to disclose the impact on earnings per common share of preferred stock dividends and the beneficial conversion feature associated with the issuance of our convertible preferred shares, which are effectively a preferred dividend to preferred shareholders. We therefore conclude that our internal control over financial reporting was ineffective as of September 30, 2008. To address this weakness, we are considering forming a disclosure committee to be included as part of our internal control over financial reporting.

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

As discussed in Note 1, "Summary of Significant Accounting Policies", the consolidated financial statements have been restated to correct loss per share.

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

/s/ UHY LLP
Southfield, Michigan
December 19, 2008, except with respect to the
   matters discussed in Notes 1 and 8,
   as to which the date is February 16, 2010

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
as of September 30, 2008 and September 30, 2007, respectively	2	-
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,210,684 and 32,150,684
outstanding as of September 30, 2008 and
September 30, 2007, respectively	32,234	32,174
Additional paid in capital	13,637,160	6,165,282
Accumulated Deficit	(14,909,206)	(5,907,169)

Total Stockholders' Equity (Deficit)	(1,239,810)	290,287

Total Liabilities and Stockholders'
Equity (Deficit)	$1,501,892	$1,204,123

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2008	September 30, 2007

Revenues	$25,092	$41,668

Salaries and fringe benefits	2,006,776	1,409,840
Professional fees	2,735,360	2,583,927
Other general and administrative costs	637,668	463,199

Operating Loss	(5,354,712)	(4,415,298)

Other Income (Expenses)
Interest income	5,784	20,940
Interest expense	(1,421,394)	(256,512)
Total Other (Expenses), net	(1,415,610)	(235,572)

Net Loss	(6,770,322)	(4,650,870)

Preferred Dividends—Beneficial Conversion Feature	(2,225,415)	-
Preferred Dividends—Stock Dividends	(6,300)	-

Net loss available for common shareholders, as restated	$(9,002,037)	$(4,650,870)

Basic and diluted net loss per share, as restated	$(0.28)	$(0.16)

Basic and diluted weighted average of
common shares outstanding	32,189,864	29,178,144

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statement of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2008 and 2007
					Additional		Total
					Paid In	Accumulated	Stockholders'
	Common Stock		Preferred Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount			(Deficit)
Balance at September 30, 2006	28,200,000	$142,000	-	$-	$ -	$(1,256,299)	$(1,114,299)

Beneficial conversion feature on convertible debt	-	-	-	-	116,819	-	116,819

Stock option expense	-	-	-	-	1,288,670	-	1,288,670

Warrants issued with debt	-	-	-	-	4,497	-	4,497

Issuance of stock, net of issuance costs of $10,789	3,950,684	4,645,470	-	-	-	-	4,645,470

Creation of par value stock	-	(4,755,296)	-	-	4,755,296	-	-

Net loss	-	-	-	-	-	(4,650,870)	(4,650,870)

Balance at September 30, 2007	32,150,684	$32,174	-	$-	$6,165,282	$(5,907,169)	$290,287

Issuance of stock for debt extension	60,000	60	-	-	161,940	-	162,000

Issuance of warrants for debt extension	-	-	-	-	26,343	-	26,343

Issuance of preferred stock	-		2,010	2	1,500,585	-	1,500,585

Beneficial conversion feature on preferred stock	-	-	-	-	2,225,415	(2,225,415)	-

Warrants issued with preferred stock	-	-	-	-	509,415	-	509,415

Beneficial conversion feature on convertible debt	-	-	-	-	358,654	-	358,654

Stock option expense	-	-	-	-	1,847,639	-	1,847,639

Warrants issued with convertible debt	-	-	-	-	841,887	-	841,887

Preferred dividends	-	-	-	-	-	(6,300)	(6,300)

Net Loss	-	-	-	-	-	(6,770,322)	(6,770,322)

Balance at September 30, 2008	32,210,684	$32,234	2,010	$2	$13,637,160	$(14,909,206)	$(1,239,810)

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Year	For the Year
	Ended	Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,770,322)	$(4,650,870)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation and amortization	37,486	12,757
Option expense	1,847,639	1,288,670
Interest paid through conversion to stock	-	137,391
Beneficial conversion expense	374,476	116,819
Issuance of stock for debt extension	162,000	412,500
Warrants	868,231	4,497
Changes in Asset and Liabilities
Miscellaneous receivable	1,118	(1,118)
Prepaid expenses	45,683	(39,531)
Accounts payable	929,539	144,122
Accrued payroll taxes and wages	(13,960)	(28,428)
Accrued liabilities	12,033	-
Credit card payable	77,533	14,772
Interest payable	117,481	(62,893)
Deferred revenue	(24,884)	(41,668)
Net Cash Used in Operating Activities	(2,335,947)	(2,692,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(77,094)	(12,050)
Purchase of intangibles	(138,848)	(85,514)
Net Cash Used in Investing Activities	(215,942)	(97,564)

Repayment of notes payable - related parties	-	(53,530)
Repayment of notes payable	(591,998)	(67,642)
Proceeds from notes payable and warrants	1,300,000	500,000
Issuance of preferred stock	2,010,000	-
Issuance of common stock	-	2,483,500
Net Cash Provided by Financing Activities	2,718,002	2,862,328

Net Increase in Cash and Cash Equivalents	166,113	71,784

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	808,163	736,379
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$974,276	$808,163

See the accompanying notes to the audited consolidated financial statements.
ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2008	September 30, 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$79,284	$114,253
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Conversion of notes and interest for common stock	$-	$1,749,470
Issuance of common stock for services	$-	$412,500
Issuance of common stock for debt extension	$162,000	$-

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Note 1 — Summary of Significant Accounting Policies

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

Loss Per Share (Restated).  We restated our basic and diluted net loss per share to include preferred stock dividends and the beneficial conversion feature associated with the issuance of preferred stock in the calculation of net loss per share.  These preferred stock dividends and associated beneficial conversion features are added to the net loss to arrive at net loss available to common shareholders.

Basic loss per share is computed by dividing the net loss available for common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive. We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive. As of September 30, 2008 and 2007, there were 12,031,220 and 3,792,080 potentially dilutive securities outstanding.

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

The Company granted non-statutory options as follows during the year ended September 30, 2008:

			Weighted
	Weighted		Average
	Average		(Remaining)
	Exercise Price	Number of	Contractual
	per Share	Options	Term
Outstanding as of September 30, 2006	$2.00	150,000	8.7
Granted	$2.04	3,036,119	9.5
Exercised	--	--	--
Forfeited	--	--	--
Excersisable	$2.00	375,800	9.8
Outstanding as of September 30, 2007	$2.03	3,186,119	9.5
Granted	$1.49	1,456,000	10.3
Exercised	--	--	--
Forfeited	--	--	--
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2
Exercisable	$2.09	1,605,228	8.4

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