Form 10-K/A
ECOLOGY COATINGS, INC.
filed 2010-02-16
CIK 1173313

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

4. We have amended Note 4, "Notes Payable", to the financial statements to correct an error in the amount owing to Mitchell Shaheen on September 30, 2009.

5. We have amended Note 8, "Income Taxes", to the financial statements to add a reconciliation of income taxes.

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

        Based on this assessment, management has concluded that as of September 30, 2009, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  We noted that we failed to disclose the impact on earnings per common share of preferred stock dividends and the beneficial conversion feature associated with the issuance of our convertible preferred shares, which are effectively a preferred dividend to preferred shareholders. We therefore conclude that our internal control over financial reporting was ineffective as of September 30, 2009. To address this weakness, we are considering forming a disclosure committee to be included as part of our internal control over financial reporting.  We have previously noted errors in calculating expense associated with stock options.  Those errors were found in the calculations for the Black-Scholes option-pricing model for the quarter ended March 31, 2009.  In a post-closing adjustment, we recognized an additional $74,243 in stock options expense.  We have taken steps to ensure in the future that the multiple calculations involving the Black-Scholes option-pricing model are reviewed several times for accuracy and completeness.

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

/s/ UHY LLP
Southfield, Michigan
December 22, 2009, except with respect to the
    matters discussed in Notes 1, 8 and 10,
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
as of September 30, 2009 and September 30, 2008, respectively	2	2
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,835,684 and 32,210,684
outstanding as of September 30, 2009 and
September 30, 2008, respectively	32,859	32,234
Additional paid in capital	20,645,299	13,637,160
Accumulated Deficit	(22,688,817)	(14,909,206)

Total Stockholders' Equity (Deficit)	(2,010,657)	(1,239,810)

Total Liabilities and Stockholders'
Equity (Deficit)	$518,174	$1,501,892

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2009	September 30, 2008

Revenues	$-	$25,092

Salaries and fringe benefits	1,481,111	2,006,776
Professional fees	3,101,606	2,735,360
Other general and administrative costs	327,757	637,668

Operating Loss	(4,910,474)	(5,354,712)

Other Income (Expenses)
Interest income	142	5,784
Interest expense	(271,860)	(1,421,394)
Total Other (Expenses), net	(271,718)	(1,415,610)

Net Loss	$(5,182,192)	$(6,770,322)

Preferred Dividends—Beneficial Conversion Feature	(2,488,011)	(2,225,415)
Preferred Dividends—Stock dividends	(109,408)	(6,300)

Net loss available to common shareholders, as restated	$(7,779,611)	$(9,002,037)

Basic and diluted net loss per share, as restated	$(0.24)	$(0.28)

Basic and diluted weighted average of
common shares outstanding	32,330,547	32,189,864

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statement of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2009 and 2008
					Additional		Total
					Paid In	Accumulated	Stockholders'
	Common Stock		Preferred Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount			(Deficit)

Balance at October 1, 2007	32,150,684	$32,174	-	$-	$6,165,282	$(5,907,169)	$290,287

Issuance of stock for debt extension	60,000	60	-	-	161,940	-	162,000

Issuance of warrants for debt extension	-	-	-	-	26,343	-	26,343

Issuance of preferred stock	-		2,010	2	1,500,585	-	1,500,585

Beneficial conversion feature on preferred stock	-	-	-	-	2,225,415	(2,225,415)	-

Warrants issued with preferred stock	-	-	-	-	509,415	-	509,415

Beneficial conversion feature on debt	-	-	-	-	358,654	-	358,654

Stock option expense	-	-	-	-	1,847,639	-	1,847,639

Warrants issued with debt	-	-	-	-	841,887	-	841,887

Preferred dividends	-	-	-	-	-	(6,300)	(6,300)

Net Loss	-	-	-	-	-	(6,770,322)	(6,770,322)

Balance at September 30, 2008	32,210,684	$32,234	2,010	$2	$13,637,160	$(14,909,206)	$(1,239,810)

Issuance of preferred stock			913	-	867,970		867,970

Beneficial conversion feature on preferred stock					2,488,011	(2,488,011)	-

Warrants issued with preferred stock					45,530		45,530

Stock option expense					3,182,773		3,182,773

Beneficial conversion feature on issuance of debt					2,061		2,061

Warrants issued with debt					63,511		63,511

Stock issued for services	575,000	575			254,425		255,000

Stock options exercised	50,000	50			24,950		25,000

Preferred dividends			79	-	78,908	(109,408)	(30,500)

Net Loss						(5,182,192)	(5,182,192)

Balance at September 30, 2009	32,835,684	$32,859	3,002	$2	20,645,299	(22,688,817)	(2,010,657)

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Year	For the Year
	Ended	Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net loss	$(5,182,192)	$(6,770,322)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation and amortization	45,075	37,486
Option expense	3,182,773	1,847,639
Beneficial conversion expense	2,062	374,476
Issuance of stock for debt extension		162,000
Issuance of stock for payment of payables	200,000	-
Issuance of stock for services	55,000	-
Warrants	63,512	868,231
Changes in Asset and Liabilities
Miscellaneous receivable	-	1,118
Prepaid expenses	23,806	45,683
Accounts payable	(87,271)	929,539
Accrued payroll taxes and wages	-	(13,960)
Accrued liabilities	64,050	12,033
Franchise tax payable	(800)
Credit card payable	22,317	77,533
Interest payable	55,718	117,481
Deferred revenue	-	(24,884)
Net Cash Used in Operating Activities	(1,555,950)	(2,335,947)

INVESTING ACTIVITIES
Purchase of fixed assets	(16,480)	(77,094)
Purchase of intangibles	(42,961)	(138,848)
Net Cash Used in Investing Activities	(59,441)	(215,942)

FINANCING ACTIVITIES
Bank overdraft	200	-
Repayment of notes payable	(372,801)	(591,998)
Proceeds from notes payable and warrants	75,216	1,300,000
Issuance of preferred stock	913,500	2,010,000
Issuance of common stock	25,000	-
Net Cash Provided by Financing Activities	641,115	2,718,002

Net Increase (Decrease) in Cash and Cash Equivalents	(974,276)	166,113

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	974,276	808,163
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$-	$974,276

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2009	September 30, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$132,000	$79,284
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Issuance of common stock for payment of accounts and notes payable	$425,000	$-
Issuance of common stock for services	$15,000	$-
Issuance of common stock for debt extension	$-	$162,000

See the accompanying notes to the audited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

Note 1 — Summary of Significant Accounting Policies

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

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of September 30, 2009 and 2008, there were 20,323,996 and 12,031,220 potentially dilutive shares outstanding, respectively.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

The Company granted non-statutory options as follows during the year ended September 30, 2009:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2
Granted	$.61	1,439,000	9.8
Exercised	$.50	50,000	7.8
Forfeited	$2.13	900,000	7.8
Outstanding as of September 30, 2009	$1.13	5,131,119	8.5
Exercisable	$1.06	2,925,119	6.7

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

Note 10 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure for the period beginning September 30, 2009 through December 22, 2009, the date the consolidated financial statements were originally issued.  We have extended the date of our evaluation through February 16, 2010 and concluded there were no other events or transactions occurring during this period that required recognition or additional disclosure in the financial statements.

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

On December 16, 2009, we issued 31 Convertible Preferred Shares, Series B, at an aggregate price of $31,000 to Equity 11.  These shares can be converted into 606,000 shares of our common stock.