Form 10-Q/A
period 2010-02-16
ECOLOGY COATINGS, INC.
filed 2010-02-17
CIK 1173313

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

Yes ☐           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  ☐

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

1

EXPLANATORY NOTE
In connection with our quarterly report on Form 10-Q for the three months ended on December 31, 2009, we are filing this Amendment No. 1 to include the following information:

1. We have concluded that our internal control over financial reporting was ineffective due to our failure to disclose the impact on earnings per share of preferred stock dividends and the beneficial conversion feature associated with our convertible preferred shares and, therefore, we have amended Item 4T, "Controls and Procedures" of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

2. We have amended Item 3, "Defaults Upon Senior Securities" to disclose that certain other notes were also in default as of December 31, 2009.

With the exception of the foregoing changes, no other information in the report on Form 10-Q for the three months ended December 31, 2009 has been supplemented, updated or amended.

2

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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2009	December 31, 2008

Revenues	$ 5,457	$ -

Salaries and fringe benefits	316,258	482,570
Professional fees	184,143	2,048,747
Other general and administrative costs	288,184	98,312
Total General and Administrative Expenses	788,585	2,629,629

Operating Loss	(783,128)	(2,629,629)

Other Income (Expense)
Interest Income	-	142
Interest Expense	(52,788)	(124,622)
Total Other Expenses - net	(52,788)	(124,480)

Net Loss	$ (835,916)	$ (2,754,109)

Preferred Dividends—Beneficial Conversion
Feature	(768,544)	-
Preferred Dividends—Stock Dividends	(53,074)	(44,461)

Net Loss available to common shareholders	$ (1,657,534)	$ (2,798,570)

Basic and diluted net loss per share	$ (0.05)	$ (0.09)

Basic and diluted weighted average of
common shares outstanding	32,873,456	32,233,600

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2009	December 31, 2008

OPERATING ACTIVITIES
Net loss	$ (835,916)	$ (2,754,109)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	11,185	11,026
Option expense	165,044	1,997,949
Warrant expense	-	63,512
Shares issued in exchange for services	22,500	-
Patent Abandonment	222,112	-
Changes in Asset and Liabilities
Accounts Receivable	(5,457)	-
Prepaid expenses	-	16,268
Bank overdraft	(200)	4,528
Accounts payable	(15,445)	69,461
Accrued liabilities	(25,763)	7,549
Credit card payable	-	2,069
Franchise tax payable	-	(800)
Interest payable	49,663	(75,045)
Net Cash Used in Operating Activities	(412,277)	(657,593)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(16,480)
Purchase of intangibles	-	(8,400)
Net Cash Used in Investing Activities	-	(24,880)

FINANCING ACTIVITIES
Repayment of debt	-	(311,803)
Proceeds from issuance of convertible preferred shares	436,000	-
Proceeds from debt	3,600	20,000
Net Cash From (Used) in Financing Activities	439,600	(291,803)

Net Increase (Decrease) in Cash and Cash Equivalents	27,323	(974,276)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	-	974,276
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$ 27,323	$ -

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

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND DECEMBER 31, 2008

Note 1 — Summary of Significant Accounting Policies

           Interim Reporting. While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the September 30, 2009 audited annual consolidated financial statements of Ecology Coatings, Inc. (“we”, “us”, the “Company” or “Ecology”).  It is suggested that these interim consolidated financial statements be read in conjunction with our September 30, 2009 annual consolidated financial statements included in the Form 10-K/A we filed with the Securities and Exchange Commission on February 16, 2010.

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

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $110,500.  The accrued interest on the note was $14,486 and $13,235 as of December 31, 2009 and September 30, 2009, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.  The note is in default and is currently due and payable.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $133,000.    The accrued interest on the note was $17,442 and  $15,936 as of December 31, 2009 and September 30, 2009, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.  The note is in default and is currently due and payable.

We had an unsecured note payable due to Rich Stromback, our former Chairman and a principal  shareholder,  that bore interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of December 31, 2009 and September 30, 2009, respectively.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.  The interest is in default and is currently due and payable.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

We granted non-statutory options as follows during the three months ended December 31, 2009:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2009	$1.13	5,131,119	8.5
Granted	$-	-	-
Exercised	$-	-	-
Forfeited	$-	-	-
Outstanding as of December 31, 2009	$1.13	5,131,119	8.5
Exercisable	$1.01	3,070,119	6.2

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

Note 9 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure through February 16, 2010, the date the consolidated financial statements were issued.

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

Our patent and intellectual property activities to date include:

•	five patents covering elements of our technology from the United States Patent and Trademark Office(“USPTO”)

•	one European patents allowed and five pending patent applications in foreign countries

•	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

•	200+ proprietary coatings formulations.

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

Salaries and Fringe Benefits.  The decrease of approximately $157,000 in such expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is the result of the elimination of one salaried employee and the reduction of the salary of one employee effective September 1, 2009.  These reductions were partially offset by the expense associated with options issued to three employees in September of 2009, and the restoration, in November, 2009, of certain salary reductions that were made in November, 2008 .

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

Other General and Administrative.  The increase of approximately $180,000 in these expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 reflects the recognition of the write off of certain patents totaling approximately $222,000. This was partially offset by a reduction in travel expenses for the three months ended December 31, 2009.

Operating Losses.  The decreased loss between the reporting periods is explained in the discussion above.

Interest Expense. The decrease of approximately $62,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is the result of the revaluing of previously issued detachable warrants during the three months ended December 31, 2008.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended December 31, 2009 and 2008 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The decrease in the Net Loss of approximately $1,920,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is fully explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended December 31, 2009 reflects the decreased Net Loss discussed as well as by the increase in weighted average shares outstanding during the three months ended December 31, 2009.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2009 and September 30, 2008 totaled $27,323 and $0, respectively.  The increase reflects cash used in operations of $411,195 and cash used to purchase fixed and intangible assets of $1,082. These uses were more than  offset by borrowings of $3,600 and the issuance of $436,000 in Preferred Series B stock.

We have incurred an accumulated deficit of $24,343,256.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue, though we did generate $5,457 in the three months ended December 31, 2009.

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

As of December 31, 2009, we had notes payable to five separate parties on which we owed approximately $804,336 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  Notes and the accrued interest totaling $786,209 owing to three note holders were due prior to September 30, 2008 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the remaining principal and interest balance on two of these notes.  We have not made any payment to the third note holder to whom we owed approximately $294,351 in principal and accrued interest as of December 31, 2009.  Additionally, we have notes owing to shareholders totaling approximately $278,01 including accrued interest as of December 31, 2009.  These notes are due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured.

On four separate occasions beginning November 9, 2009 and concluding December 30, 2009, Equity 11 purchased a total of 186 Preferred Series B shares under our May 15, 2009 agreement at $1,000 per share.  This brought their total holdings of such shares to 776 Preferred Series B shares.  Equity 11 also holds 2,497 Preferred Series A shares and 1,178,500 warrants under our August 28, 2008 agreement.  In addition, Stromback Acquisition Corporation purchased 240 Preferred Series B shares on October 1, 2009.  We will need to raise immediate additional funds in the first quarter of calendar year 2010 to continue our operations.  At present, we do not have any binding commitments for additional financing.  If we are unable to obtain additional financing, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

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

Item 4T.  Controls and Procedures

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

        We made changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Those changes includes implementation of controls concerning the issuance of invoices upon the sale of our coatings and the generation of sales and accounts receivable reporting.  Additionally, our CFO no longer backs up our accounting software on a weekly basis on CDs as our IT consultant has reported that the automatic back up is functional.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2009, the Company was in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on December 31, 2009

Investment Hunter, LLC	March 1, 2008	$380,841

Mitchell Shaheen I	September 21, 2008	$211,348

Mitchell Shaheen II	July 14, 2008	$143,013

George Resta	March 1, 2008	$51,008

Rich Stromback	November 13, 2003	$2,584

Deanna Stromback	December 15, 2003	$124,986

Douglas Stromback	August 10, 2004	$150,442