Form 10-Q
period 2010-05-20
ECOLOGY COATINGS, INC.
filed 2010-05-20
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐           No  □

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer outstanding as of May 1, 2010 was 32,910,684 shares of common stock, 2,497 shares of Preferred Series A and 831 shares of Preferred Series B.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS

	March 31, 2010	September 30, 2009
	(Unaudited)

Current Assets
Prepaid expenses	$1,400	$1,400
Total Current Assets	1,400	1,400

Property and Equipment
Computer equipment	30,111	30,111
Furniture and fixtures	21,027	21,027
Test equipment	11,097	9,696
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Total property and equipment	116,682	115,281
Less: Accumulated depreciation	(61,805)	(48,609)

Property and Equipment, net	54,877	66,672

Other Assets
Patents-net	212,304	443,465
Trademarks-net	7,134	6,637

Total Other Assets	219,438	450,102

Total Assets	$275,715	$518,174

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT
	March 31, 2010	September 30, 2009
	(Unaudited)
Current Liabilities
Bank overdraft	$1,221	$200
Accounts payable	1,345,570	1,272,057
Credit card payable	114,622	114,622
Accrued liabilities	179,991	76,084
Interest payable	290,075	189,051
Convertible notes payable	582,301	582,301
Notes payable - related party	264,832	257,716
Preferred dividends payable	58,524	36,800
Total Current Liabilities	2,837,136	2,528,831

Total Liabilities	2,837,136	2,528,831

Commitments and Contingencies (Note 5)	-	-

Stockholders' Deficit
Preferred Stock - 10,000,000 $.001 par value shares
authorized; 3,568 and 3,002 shares issued and outstanding	4	2
as of March 31, 2010 and September 30, 2009, respectively
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,910,684 and 32,835,684 shares issued and
outstanding as of March 31, 2010 and
September 30, 2009, respectively	32,934	32,859
Additional paid-in capital	22,493,586	20,645,299
Accumulated deficit	(25,087,945)	(22,688,817)

Total Stockholders' Deficit	(2,561,421)	(2,010,657)

Total Liabilities and Stockholders' Deficit	$275,715	$518,174

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
(Unaudited)
	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Revenues	$5,428	$ -	$10,885	$ -

Salaries and Fringe Benefits	260,313	321,276	576,570	803,846
Professional Fees	87,555	435,326	271,781	2,484,072
Other General and Administrative Costs	82,777	77,673	370,961	175,985
Total General and Administrative Expenses	430,644	834,275	1,219,312	3,463,903

Operating Loss	(425,216)	(834,275)	(1,208,427)	(3,463,903)

Other Income (Expense)
Interest Income	-	-	-	142
Interest Expense	(53,289)	(48,059)	(106,079)	(172,681)
Total Other Expenses - net	(53,289)	(48,059)	(106,079)	(172,539)

Net Loss	$(478,506)	$(882,334)	$(1,314,506)	$(3,636,442)

Preferred Dividend – Beneficial
Conversion Feature	(220,000)	-	(988,544)	-
Preferred Dividends – Stock Dividends	(43,912)	(26,984)	(96,986)	(52,951)

Net loss available to common shareholders	(742,418)	(909,318)	(2,400,036)	(3,689,393)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Basic and diluted weighted average
shares outstanding	32,910,684	32,233,600	32,891,865	32,233,600

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)
	For the	For the
	six months ended	six months ended
	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net loss	$(1,314,506)	$(3,636,442)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	22,746	22,375
Option expense	270,676	2,533,336
Warrant expense	-	63,512
Beneficial conversion expense	-	1,031
Issuance of stock for services	22,500	-
Loss from patent abandonment	222,112	-
Changes in Asset and Liabilities
Prepaid expenses	-	24,656
Bank overdraft	1,021	-
Accounts payable	74,421	32,277
Accrued liabilities	103,907	15,572
Credit card payable	-	22,317
Franchise tax payable	-	(800)
Interest payable	101,024	(33,783)
Net Cash Used In Operating Activities	(496,099)	(955,949)
INVESTING ACTIVITIES
Purchase of fixed assets	(1,400)	(16,480)
Purchase of patents and trademarks	(617)	(31,137)
Net Cash Used in Investing Activities	(2,017)	(77,462)
FINANCING ACTIVITIES
Repayment of debt	-	(311,803)
Proceeds from issuance of debt	7,116	54,000
Proceeds from issuance of convertible preferred stock	491,000	292,000
Net Cash Provided By Financing Activities	498,116	34,197

Net Change in Cash and Cash Equivalents	-	(969,369)

CASH AND CASH EQUIVALENTS AT BEGINNING
BEGINNING OF PERIOD	-	974,276
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$-	$4,907

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	six months ended	six months ended
	March 31, 2010	March 31, 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$-	$132,000

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

           Interim Reporting. While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the September 30, 2009 audited annual consolidated financial statements of Ecology Coatings, Inc. (“we”, “us”, the “Company” or “Ecology”).  See also our September 30, 2009 annual consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on December 22, 2009.

Our operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010 or for any other period.

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

Loss Per Share.  Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the potential conversion of debt and Preferred Series A and Preferred Series B stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the potential conversion of debt or with Preferred Series A and Preferred Series B shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of March 31, 2010 and September 30, 2009, there were 25,283,819 and 20,323,996 potentially dilutive shares outstanding, respectively.

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

As of March 31, 2010 and September 30, 2009, we had no unrecognized tax benefits due to uncertain tax positions.

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

Patents.  It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of September 30, 2009 and are being amortized over 8 years. During the six months ended March 31, 2010, we abandoned a number of patent applications and recognized an expense of $222,112 as a result of this, which is included in other general and administrative costs.

Stock-Based Compensation. Employee and director stock-based compensation expense is measured utilizing the fair-value method.

We account for stock options granted to non-employees under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

Expense Categories.  Salaries and Fringe Benefits of $260,313 and $321,276 for the three months ended March 31, 2010 and 2009, respectively, include wages and insurance benefits for our officers and employees as well as stock-based compensation expense for those individuals.  Professional fees of $87,555 and  $435,326, for the three months ended March 31, 2010 and 2009, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock-based compensation expense for those services.  Salaries and Fringe Benefits of $576,570 and $803,846 for the six months ended March 31, 2010 and 2009, respectively, include wages and insurance benefits for our officers and employees as well as stock-based compensation expense for those individuals.  Professional fees of $271,787 and  $2,484,072, for the six months ended March 31, 2010 and  2009, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock-based compensation expense for those services.  Of the $2,484,072 in professional fees incurred in the six months ended March 31, 2009, $1,752,318 was for options expense.  Of this amount, $1,368,450 arose from the issuance of warrants in November 2008 to Trimax to acquire 2,000,000 shares of our common stock.

Recent Accounting Pronouncements  From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the effective dates.  Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.  In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, as amendment to SFAS No. 140 (SFAS166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS 166 in fiscal 2010 as applicable. It would not have had any impact on any of the financial statements that we’ve issued to date.

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

Note 2 — Concentrations

For the six months ended March 31, 2010 and 2009, we had revenues of $10,885 and  no revenues, respectively. One customer accounted for all of our revenues in the six months ended March 31, 2010. For the three months ended March 31, 2010 and 2009, we had revenues of $5,428 and  no revenues, respectively. One customer accounted for all of our revenues in the three months ended March 31, 2010.

We occasionally maintain bank account balances in excess of the federally insurable amount of $250,000.  We did not exceed this limit as of March 31, 2010 and September 30, 2009.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2010 and September 30, 2009, the note had an outstanding balance of $110,500.  The accrued interest on the note was $15,719 and $13,235 as of March 31, 2010 and September 30, 2009, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.  The note is in default and is currently due and payable.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2010 and September 30, 2009, the note had an outstanding balance of $133,000.    The accrued interest on the note was $18,926 and  $15,936 as of March 31, 2010 and September 30, 2009, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price. The note is in default and is currently due and payable.

We had an unsecured note payable due to Rich Stromback, our former Chairman and a principal  shareholder,  that bore interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2010 and September 30, 2009, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of March 31, 2010 and September 30, 2009, respectively.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price. The interest is in default and is currently due and payable.

We have an unsecured  note payable to an entity controlled by J.B. Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2010 and September 30, 2009, the note had an outstanding balance of $7,716.  Accrued interest of $292 and $96 was outstanding of March 31, 2010, September 30, 2009.

We have an unsecured note payable to an entity controlled by J.B. Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2010 and September 30, 2009, the note had an outstanding balance of $6,500.  Accrued interest of $182 and $18 was outstanding of March 31, 2010 and September 30, 2009.

We have an unsecured note payable to an entity controlled by J.B. Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2010 and September 30, 2009, the note had an outstanding balance of $3,600 and $0, respectively. Accrued interest of $60 and $0 was outstanding of March 31, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to an entity controlled by J.B. Smith, a director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2010 and September 30, 2009, the note had an outstanding balance of $3,516 and $0, respectively. Accrued interest of $9 and $0 was outstanding of March 31, 2010 and September 30, 2009, respectively.

Future maturities of related party long-term debt as of March 31, 2010 are as follows:

12 Months Ended March 31,
2011	$264,832

We have a payable to  Richard Stromback and an entity controlled by him totaling $146,730 and  $145,191 as of March 31, 2010 and September 30, 2009, respectively, included in accounts payable on the consolidated balance sheets.

Note 4 — Notes Payable

We have the following notes:

March 31, 2010	September 30, 2009
George Resta Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payments in October and November of 2008, but did not make payments thereafter. Accrued interest of $15,408 and $9,232 was outstanding as of  March 31, 2010 and September 30, 2009, respectively.
$38,744	$38,744

Investment Hunter, LLC Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December 2008 were made, but none have been made since.  Accrued interest of $110,761 and $64,650 was outstanding as of March 31, 2010 and September 30, 2009, respectively.
293,557	293,557

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $74,376 and $48,787 was outstanding as of March 31, 2010 and September 30, 2009, respectively.
150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $51,829 and $34,513 was outstanding as of
March 31, 2010 and September 30, 2009, respectively.
100,000	100,000

$582,301	$582,301

All of the notes shown in the table above are in default and are currently due and payable.

The notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen had convertibility features when they were issued.

All of the notes payable in the table above initially had conversion rights and warrants.  We may allow the principal and interest of these notes to be converted in the future to our Common Stock. We recognized an embedded beneficial conversion feature present in these notes, which has been fully amortized to interest expense over the term of the notes.  We allocated the proceeds to the notes and the warrants based on their relative values.  The warrants are exercisable through March 31, 2018 and the amount allocated to the warrants was amortized to interest expense over the term of the Notes.

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

On July 21, 2009, we entered into a Settlement and Release Agreement with DMG Advisors, LLC, Kirk Blosch and Jeff Holmes which terminated the parties’ July 26, 2007 Consulting Agreement. We issued 500,000 shares of our common stock as payment for services owed under the Former Consulting Agreement.

On July 21, 2009, we entered into a new Consulting Agreement with DMG Advisors.  DMG Advisors will provide investor, business and financial services to us under the New Consulting Agreement and will be paid $5,000 per month for services by the issuance of 25,000 shares of the our common stock per month.  The Agreement has a term of six months and terminated on January 15, 2010.

On April 2, 2008, we entered into a letter agreement with Dr. Robert Matheson to become chairman of our Scientific Advisory Board.  The letter agreement provides that we will grant Dr. Matheson options to purchase 100,000 shares of our common stock.  Each option is exercisable at a price of $2.05 per share.  The options vested as follows: 25,000 immediately upon grant; 25,000 on October 3, 2008; 25,000 on April 3, 2009, and the remaining 25,000 on October 3, 2009.  The options will all expire on April 3, 2018.

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

On January 1, 2009, we entered into a new agreement with McCloud Communication to provide investor relations services to us.  The new agreement calls for monthly payments of $5,500 for 12 months.  In addition, the consultant forgave $51,603 in past due amounts owed by the Company in exchange for a reset of the exercise price on options to purchase 25,000 shares of our common stock that we issued to the consultant on April 8, 2008. The exercise price at the time of issuance was $4.75 per share.  This price was re-set by our Board to $.88 per share on February 6, 2009. This agreement expired on December 31, 2009.

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

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary.  On March 23, 2010, Mr. Iannotti resigned his position. See also Note 9 – Subsequent Events.

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

Contingencies.  On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter.  On March 15, 2010, the Court found in favor of Investment Hunter, L.L.C. and awarded them $366,000 plus interest.  We have accrued $404,317, including interest, as of March 31, 2010.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We have previously paid McLarty Associates $210,000 and issued 90,000 shares of common stock yet we have not received anything tangible from McLarty Associates.  We have filed an answer to the complaint that we received no tangible services McLarty Associates.  McLarty Associates has filed a motion for summary judgment.  We have accrued $307,000 in Accounts Payable as of March 31, 2010. This amount includes the value of common shares that the original agreement called for.

On January 11, 2010, John Henke, the attorney who represented Trimax, LLC, filed suit in the 52nd District Court in Rochester Hills, MI to recover $13,750 owed to him as attorneys fees under the Settlement Agreement we reached with Trimax on November 11, 2008.  The court has scheduled a pre-trial conference for June 3, 2010.  We have accrued $13,750 in Accounts Payable as of March 31, 2010.

Lease Commitments.
a.
We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,800.  Rent expense for the six months ended March 31, 2010 and 2009 was $10,800 and $10,800, respectively. Rent expense for the three months ended March 31, 2010 and 2009 was $5,400 and $5,400, respectively

b.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan.  The lease calls for average monthly rent of $2,997 and expires on September 30, 2010.  The landlord is a company owned by a shareholder and director of Ecology. Rent expense for the six months ended March 31, 2010 and 2009 was $18,380 and $16,988, respectively. Rent expense for the three months ended March 31, 2010 and 2009 was $9,357 and $8,855, respectively

Note 6 — Equity

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

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 500,000 shares of our stock at $2.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $.90 per share.  The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 6.7 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 262,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 7.7 years.

On March 1, 2008, we issued warrants to George Resta to purchase 12,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 7.7 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 125,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 7.7 years.

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

On November 11, 2008, we issued warrants to purchase 2,000,000 shares of our common stock at $.50 per share to Trimax. The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.7 years.

Shares.  On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities “Preferred Series A”).  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share.  The Preferred Series A shares carry “as converted” voting rights.  The Preferred Series A shares have a liquidation preference of $1,000 per share.  As of March 31, 2010, we had issued 2,497 of these Preferred Series A shares.  As we sold additional Preferred Series A shares under this agreement, we issued attached warrants (500 warrants for each $1,000 Preferred Series A share sold).  The warrants will be immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our Preferred Series A stock through March 31, 2010. These shares are convertible into 4,994,000 shares of our common stock.

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share (“Preferred Series B”). The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of March 31, 2010, we have issued 831 of these Preferred Series B shares. These shares are convertible into 10,054,371 of our common shares at the sole discretion of Equity 11.  In the event of a voluntary or involuntary dissolution, liquidation or winding up, Equity 11 will be entitled to be paid a liquidation preference equal to the stated value of the Preferred Series B shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the preferred shares.

On September 30, 2009, Ecology Coatings, Inc. we and Stromback Acquisition Corporation, entered into a Securities Purchase for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share (“Preferred Series B”).  Stromback Acquisition Corporation is owned by Richard Stromback a former member of our Board of Directors.  Until April 1, 2010, Purchaser has the right to purchase up to 3,000 Preferred Series B shares.  The Preferred Series B shares have a liquidation preference of $1,000 per share.  Purchaser may convert the Preferred Series B shares into common stock of the Company at a conversion price that is seventy seven percent (77%) of the average closing price of Company’s common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Preferred Series B shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by Purchaser under a Registration Rights Agreement.  As of March 31, 2010, we had issued 240 of these Preferred Series B shares. Those shares are convertible into 571,429 shares of our common stock.  Fifty percent (50%) of each investment, up to a maximum of $500,000, will be placed in a fund and disbursed as directed by Purchaser to satisfy our outstanding debts, accounts payable and/or investor relations programs (“Discretionary Fund”).

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

We granted non-statutory options as follows during the six months ended March 31, 2010:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2009	$1.13	5,131,119	8.5
Granted	$-	-	-
Exercised	$-	-	-
Forfeited	$-	-	-
Outstanding as of March 31, 2010	$1.13	5,131,119	8.0
Exercisable	$1.21	3,694,369	7.7

3,694,369 of the options were exercisable as of March 31, 2010.  The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of March 31, 2010.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

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

Based upon the above assumptions and the weighted average $1.13 per share exercise price, the options outstanding at March 31, 2010 had a total unrecognized compensation cost of $334,017 which will be recognized over the remaining weighted average vesting period of .5 years. Options cost of $271,057 was recorded as an expense for the six months ended March 31, 2010 of which $265,392 was recorded as compensation expense and $5,665 was recorded as consulting expense.

Note 8 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the six months ended March 31, 2010 and 2009, we incurred net losses of ($1,314,506) and ($3,636,442), respectively.  As of March 31, 2010 and September 30, 2009, we had stockholders’ deficits of ($2,561,421) and ($2,010,657), respectively.

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

Note 9 — Subsequent Events

We evaluated events subsequent to the balance sheet date for potential recognition and/or disclosure.

On April 1, 2010, we issued a promissory note to JB Smith LC in the principal amount of $5,000 bearing interest at five percent (5%) per annum.  The note is payable in full within 15 days of written demand from JB Smith LC.  JB Smith LC is wholly owned by J.B. Smith, a member of our board of directors and the managing partner of Equity 11, Ltd..  JB Smith LC, at its option, may demand payment of all amounts owed under the note within fifteen (15) days following our completion of either (i) an underwritten public offering of our securities or (ii) a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended which results in proceeds, net of underwriting discounts and commissions, in excess of One Million Dollars ($1,000,000) (“New Offering”). The amounts due under the note may also be accelerated upon an event of default or converted into common shares upon our completing a New Offering.

On April 8, 2010, we issued a promissory note to Equity 11, Ltd. in the principal amount of $6,500 bearing interest at five percent (5%) per annum.  The note is payable in full within 15 days written demand from Equity 11, Ltd..  Equity 11, Ltd., at its option, may demand payment of all amounts owed under the note within fifteen (15) days following our completion of a New Offering.  The amounts due under the note may also be accelerated upon an event of default or converted into common shares upon our completing a New Offering. Equity 11 is controlled by J. B. Smith, a member of our Board of Directors.

On April 15, 2010, we issued a promissory note to Nirta Enterprises, LLC in the principal amount of $24,000 bearing interest at five percent (5%) per annum.  The note is payable in full on June 30, 2010. We may, at our sole option, extend the maturity date for an additional 30 days upon issuance of options to purchase 15,000 shares of our common stock.   Nirta Enterprises, at its option, may demand payment of all amounts owed under the note within fifteen (15) days following our completion of a New Offering.  The amounts due under the note may also be accelerated upon an event of default or converted into common shares upon the Company’s completing a New Offering. Nirta Enterprises, LLC is wholly owned by Joseph Nirta, a member of our Board of Directors.  On May 5, 2010, Nirta Enterprises demanded repayment of the note.

On May 5, 2010, we received written demand from JB Smith LC for repayment of notes issued March 12, 2010 for $3,515 and April 1, 2010 for $5,000. Additionally, we received written demand for repayment from Equity 11 for the note issued April 8, 2010. All demands included payment of principal and accrued interest on or before May 20, 2010. Both JB Smith LC and Equity 11 are controlled by J. B. Smith, a member of our Board of Directors.

On May 11, 2010, we issued a secured promissory note to John M. Salpietra for $600,000. The note bears interest at 4.75% per annum and matures on November 4, 2010. The note is secured by a lien on all of our patents, formulas, contract rights, and intellectual property. At our sole option, we may extend the maturity date by 30 days upon issuance to Mr. Salpietra of an option to purchase 15,000 shares of our common stock. Mr. Salpietra, at his option, may demand payment of all amounts owed under the note within fifteen (15) days following our completion of a New Offering.  The amounts due under the note may also be accelerated upon an event of default or upon conversion into common shares upon our completing a New Offering.

On May 17, 2010, we re-hired Daniel Iannotti as our Vice President, General Counsel & Secretary.

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

Our patent and intellectual property activities to date include:

•	five patents covering elements of our technology from the United States Patent and Trademark Office(“USPTO”)

•	one European patent allowed and five pending patent applications in foreign countries

•	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

•	200+ proprietary coatings formulations.

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

Operating Results

Six Months Ended March 31, 2010 and 2009

Revenues.  Product sales from a new customer generated revenues of $10,885 for the six months ended March 31, 2010. We had no revenue for the corresponding period in 2009.

Salaries and Fringe Benefits.  The decrease of approximately $227,000 in such expenses for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 is the result of the elimination of one salaried employee and the reduction of the salary of one employee effective September 1, 2009.  These reductions were partially offset by the expense associated with options issued to six employees in September of 2009, and the restoration, in November 2009, of certain salary reductions that were made in November 2008.

Professional Fees.  The decrease of approximately $2,212,000 in these expenses for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 is the result of the issuance of 2,000,000 options to Trimax in November 2008.  These options vested upon issuance, so the entire charge of $1,368,000 was recognized in that month. Additionally, approximately $360,000 associated with options issued to Sales Attack were recognized in the six months ended March 31, 2009 and approximately $90,000 in consulting fees were recognized in the six months ended March 31, 2009 and they did not recur in the corresponding period for 2009. The remainder of the difference is due to options expense recognized in the 2009 period for options fully vested prior to the start of the 2010 period.

Other General and Administrative.  The increase of approximately $195,000 in these expenses for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 reflects the recognition of the write off of certain patents totaling approximately $222,000. This was partially offset by a reduction in travel expenses for the six months ended March 31, 2010.

Operating Losses.  The decreased Operating Loss of approximately $2,255,000 between the reporting periods is explained in the discussion above.

Interest Expense. The decrease of approximately $66,000 for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 is the result of the revaluing of previously issued detachable warrants during the six months ended March 31, 2009. The amount of the revaluation was recognized in interest expense during the 2009 time period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the six months ended March 31, 2010 and 2009 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The decrease in the Net Loss of approximately $2,322,000 for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the six months ended March 31, 2010 reflects the decreased Net Loss discussed above.

Three Months Ended March 31, 2010 and 2009

Revenues.  Product sales generated revenues of $5,428 for the three months ended March 31, 2010. We had no revenue for the corresponding period in 2009.

Salaries and Fringe Benefits.  The decrease of approximately $61,000 in such expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is the result of the elimination of one salaried employee and the reduction of the salary of one employee effective September 1, 2009.  These reductions were partially offset by the expense associated with options issued to six employees in September of 2009, and the restoration, in November 2009, of certain salary reductions that were made in November 2008.

Professional Fees.  The decrease of approximately $348,000 in these expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due to options expense recognized in the 2009 period for options fully vested prior to the start of the 2010 period.

Other General and Administrative.  The increase of approximately $5,000 in these expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due to an increase in the purchase of lab supplies and materials to support customer product sales.

Operating Losses.  The decreased Operating Loss of approximately $409,000 between the reporting periods is explained in the discussion above.

Interest Expense. The decrease of approximately $5,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 results from an increase in average outstanding debt in the 2010 period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended March 31, 2010 and 2009 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The decrease in the Net Loss of approximately $404,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended March 31, 2010 reflects the decreased Net Loss discussed above as well as by the increase in weighted average shares outstanding during the three months ended March 31, 2010.

Liquidity and Capital Resources

We had no cash and cash equivalents as of March 31, 2010 and September 30, 2009.  In the six months ended March 31, 2010, the cash used in operations of approximately $496,000 and cash used to purchase fixed and intangible assets of approximately $2,000 were offset by borrowings of  approximately $7,000 and the issuance of $491,000 in Convertible Preferred Shares, Series B.

We have incurred an accumulated deficit of $25,087,945.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue, though we did generate $10,885 in revenue in the six months ended March 31, 2010.

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

As of March 31, 2010, we had notes payable to five separate parties on which we owed approximately $856,000 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  Notes and the accrued interest totaling $834,674 owing to three note holders were due prior to September 30, 2009 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the remaining principal and interest balance on two of these notes.  We have not made any payment to the third note holder to whom we owed approximately $376,000 in principal and accrued interest as of March 31, 2010.  Additionally, we have notes owing to shareholders totaling approximately $281,000 including accrued interest as of March 31, 2010.  These notes were due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured.

On five separate occasions beginning November 9, 2009 and concluding January 13, 2010, Equity 11 purchased a total of 251 Preferred Series B shares under our May 15, 2009 agreement at $1,000 per share.  This brought their total holdings of such shares to 831 Preferred Series B shares.  Equity 11 also holds 2,497 Preferred Series A shares and 1,178,500 warrants under our August 28, 2008 agreement.  In addition, Stromback Acquisition Corporation purchased 240 Preferred Series B shares on October 1, 2009.  We will need to raise immediate additional funds in 2010 to continue our operations.   On May 11, 2010, we received $600,000 from a promissory note we issued to John Salpietra.  This note has provided sufficient capital to allow us to file this Form 10-Q within the extended due date, to satisfy certain obligations and to continue our operations for a limited period of time.  At present, we do not have any other binding commitments for additional financing.  If we are unable to obtain additional financing, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On March 31, 2010, we had 32,910,684 common shares issued and outstanding and 3,568 Preferred Series A and Preferred Series B shares issued and outstanding.  These preferred shares and accumulated and unpaid dividends can be converted into a total of 15,619,800 shares of our common stock.  As of March 31, 2010, options and warrants to purchase up to 9,664,019 shares of common stock had been granted.

See also the financial statements incorporated in this From 10-Q under Item 1 and, specifically, Note 9-Subsequent Events for a discussion of our financing activities since March 31, 2010.

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

Patents.  It is our policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life. For purposes of the preparation of the audited, consolidated financial statements, we have recorded amortization expense associated with the patents based on an eight-year useful life.

Stock-Based Compensation.  We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers.  Employee and director stock-based compensation expense is measured utilizing the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists. Our valuation method uses a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the effective dates.  Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.  In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, as amendment to SFAS No. 140 (SFAS166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS 166 in fiscal 2010 as applicable. It would not have had any impact on any of the financial statements that we’ve issued to date.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company under applicable SEC rules.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our conclusion is based on a lack of sufficient working capital which delayed the filing of this Form 10-Q.  On May 14, 2010, we filed a Form 12b-25 which extended the due date an additional five days.  On May 11, 2010, we received $600,000 from a promissory note we issued to John Salpietra.  This note has provided sufficient capital to allow us to file this Form 10-Q within the extended due date.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter.  On March 15, 2010, the Court granted Investment Hunter’s motion for summary judgment.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We have previously paid McLarty Associates $210,000 and issued 90,000 shares of common stock yet we have not received anything tangible from McLarty Associates.  On April 19, 2010, McLarty Associates filed a motion for summary judgment.

On January 11, 2010, John Henke, the attorney who represented Trimax, LLC, filed suit in the 52nd District Court in Rochester Hills, MI to recover $13,750 owed to him as attorneys fees under the Settlement Agreement we reached with Trimax on November 11, 2008.  A pre-trial conference has been scheduled for June 3, 2010.

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

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We had an accumulated deficit of ($25,087,945) as of March 31, 2010.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have principally relied on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”).  Neither Equity 11 or SAC is committed to make any additional investments in us.  On May 11, 2010, we received $600,000 from a promissory note we issued to John Salpietra.  We will need to raise additional capital from Equity 11, SAC or other investors in calendar year 2010 in order to continue to fund our operations.

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

We will need additional financing in fiscal year 2010

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, and the results of future research and development and competition.  Our past capital raising activities have not been sufficient to fund our working and other capital requirements and we will need to raise additional funds through private or public financings in fiscal year 2010. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders.  We have relied on the sale of convertible preferred securities to fund our operations. These securities can be converted into shares of our common stock at prices that are highly dilutive to our common shareholders. As of March 31, 2010, we were in default on approximately $1,115,403 in short term debt, including accrued interest.  We raised $491,000 from the sale of Preferred Series A and Preferred Series B shares during the quarter ended March 31, 2010.  On May 15, 2009, we entered into a Convertible Preferred Securities Agreement with Equity 11 under which Equity 11 may purchase additional shares of our preferred stock, but we do not have any commitments for additional financing from Equity 11.  On September 30, 2009, we entered into a Securities Purchase Agreement with SAC but such agreement does not commit SAC to provide any additional financing beyond the initial investment which netted us $120,000.  We have maintained minimal cash reserves since October 2008 and have principally relied on additional investment from Equity 11 and SAC.  While there is no cap on the amount Equity 11 can invest and a $3,000,000 cap on investment by SAC, neither Equity 11 nor SAC is committed to make any additional investments in us.  We will need to raise additional capital from Equity 11, SAC or other investors in fiscal year 2010 in order to continue to fund our operations.  We cannot be certain that additional funds will be available on terms attractive to us or at all.  If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations.  Our inability to raise adequate funds will have a material adverse effect on our business, results of operations and financial condition and may force us to seek protection under the bankruptcy laws.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which expires on December 31, 2012.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  On September 21, 2009, we entered into new employment agreements with our Chief Executive Officer, Chief Operating Officer, and General Counsel and entered into an amendment to Ms. Ramsey’s employment agreement.  We do not have an employment agreement with our Chief Financial Officer. Our General Counsel resigned on March 23, 2010 but was re-hired on May 17, 2010.

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

Risks Related to our Common Stock

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During the second quarter of fiscal year 2010, our low and high closing market prices of our stock were $0.14 per share (March 18, 2010) and $.27 per share (January 19, 2010).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholder to sell our common stock.

Control by key stockholders

As of March 31, 2010, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 75.3% of the voting power of our outstanding capital stock.  In addition, pursuant to the investment agreements we entered into with Equity 11, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of our shareholder to sell our common stock in the market in the future.

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

The issuance and exercise of additional options, warrants, and convertible securities will dilute the ownership interest of our stockholders

To the extent that our outstanding stock options and warrants are exercised, Preferred Series A and Preferred Series B shares are converted to common stock and/or promissory notes are converted into common stock, dilution to the ownership interests of our stockholders will occur.

As of March 31, 2010, we had issued warrants to purchase 4,532,900 shares of our common stock which includes 1,178,500 warrants issued to Equity 11.  As of March 31, 2010, Equity 11 purchased Preferred Series A and Preferred Series B shares and has been issued additional Preferred Series A and Preferred Series B shares as dividends that are convertible into a total of 15,619,932 common shares.  As of March 31, 2010, there was $834,674 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a description of all of our sales of unregistered securities during the quarter ended March 31, 2010.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

On August 28, 2008, we entered into a Securities Purchase Agreement with Equity 11 for the issuance of 5% convertible preferred shares at a price of $1,000 per share (“Preferred Series A”).  Under the Securities Purchase Agreement, Equity 11 may purchase up to $5,000,000 of Preferred Series A shares.  In addition, for each acquisition of Preferred Series A shares, Equity 11 will be issued warrants to purchase up to 2,500,000 shares of our common stock at $.75 per share.  As of March 31, 2010, under the Securities Purchase Agreement, Equity 11 had been issued a total of 2,497 shares of Preferred Series A shares and had been issued warrants to purchase a total of 1,178,500 shares.

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

During the quarter ended March 31, 2010, we sold the following unregistered securities to Equity 11:

Date	Preferred Series B Shares Sold	Gross Sale Amount

January 13, 2010	55	$55,000

As of March 31, 2010, under the Preferred Securities Agreement, Equity 11 had been issued a total of 831 shares of Preferred Series B.

Item 3. Defaults Upon Senior Securities

As of March 31, 2010, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on March 31, 2010

Investment Hunter, LLC	March 1, 2008	$404,317

Mitchell Shaheen I	September 21, 2008	$224,376

Mitchell Shaheen II	July 14, 2008	$151,829

George Resta	March 1, 2008	$54,152

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$145,994

Deanna Stromback	December 15, 2003	$121,291

Item 4. (Removed and Reserved)

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation .(2)

3.3	By-laws (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (11)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (16)

4.1	Form of Common Stock Certificate. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated December 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated December 1, 2008. (5)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated December 1, 2008. (5)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (6)

10.28	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (7)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (8)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (8)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (8)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (8)

10.33	Equity 11, Ltd. commitment letter dated August 25, 2008. (9)

10.34	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (9)

10.35	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (9)

10.36	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (9)

10.37	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (10)

10.38	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (10)

10.39	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (10)

10.40	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (11)

10.41	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (12)

10.42	Promissory Note dated January 8, 2009 in favor of Seven Industries. (14)

10.43	Amendment of December 24, 2008 Promissory Note. (14)

10.44	Second Amendment To Securities Purchase Agreement. (15)

10.45	Warrant W-6. (15)

10.46	Warrant W-8. (16)

10.47	Warrant W-9. (17)

10.48	Warrant W-10. (18)

10.49	Warrant W-11. (19)

10.50	Warrant W-12 (20)

10.51	Promissory Note in favor of JB Smith LC dated May 5, 2009 (21)

10.52	DMG Advisors Consulting and Settlement Agreement (22)

10.53	Termination of Kevin P. Stolz's Employment Agreement (23)

10.54	Promissory Note in favor of Chris Marquez dated February 28, 2006 (24)

10.55	First Allonge to Promissory Note in favor of Chris Marquez dated December 1, 2006 (25)

10.56	Second Allonge to Promissory Note in favor of Chris Marquez dated July 26, 2007 (24)

10.57	Consulting Services Agreement with Jim Juliano dated January 5, 2009 (24)

10.58	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008 (24)

10.59	Employment Agreement of Richard Stromback dated December 28, 2007 (32)

10.60	Office Sublease dated September 30, 2008 (24)

10.61	Collaboration Agreement with Reynolds Innovations dated August 21, 2009 (28)

10.62	Securities Purchase Agreement with Stromback Acquisition Corporation dated September 30, 2009 (29)

10.63	Employment Agreement with Robert G. Crockett dated September 21, 2009 (30)

10.64	Employment Agreement with Daniel V. Iannotti dated September 21, 2009 (30)

10.65	Employment Agreement with F. Thomas Krotine dated September 21, 2009 (30)

10.66	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 21, 2009 (30)

10.67	Promissory Note in favor of Sky Blue Ventures in the amount of $6,500 dated September 10, 2009 (33)

10.68	Promissory Note in favor of JB Smith LC in the amount of $7,716.40 dated August 11, 2009 (31)

10.69	First Amendment of Convertible Preferred Securities Agreement (26)

10.70	Commercialization Agreement with WS Packaging Group, Inc. dated February 3, 2010 (27)

10.71	Master Manufacturing Agreement with DIC Imaging Products USA, LLC (35)

10.72	Promissory note dated May 11, 2010 in favor of John Salpietra *

14.1	Charter of Audit Committee. (34)

14.2	Charter of Compensation Committee. (34)

21.1	List of subsidiaries. (2)

24.1	Power of Attorney. (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(9) Incorporated by reference from our Form 8-K filed with the Commission on August 29, 2008.

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

(22) Incorporated by reference from our Form 8-K filed with the Commission on July 23, 2009.

(23) Incorporated by reference from our Form 8-K filed with the Commission on July 29, 2009.

(24) Incorporated by reference from our Form S-1/A filed with the Commission on September 10, 2009.

(25) Incorporated by reference from our Form S-1/A filed with the Commission on October 20, 2009.

(26) Incorporated by reference from our Form 8-K filed with the Commission on December 18, 2009.

(27) Incorporated by reference from our Form 8-K filed with the Commission on February 9, 2010.

(28) Incorporated by reference from our Form 8-K filed with the Commission on August 24, 2009.

(29) Incorporated by reference from our Form 8-K filed with the Commission on October 2, 2009.

(30) Incorporated by reference from our Form 8-K filed with the Commission on September 23, 2009.

(31) Incorporated by reference from our Form 8-K filed with the Commission on August 11, 2009.

(32) Incorporated by reference from our Form 8-K filed with the Commission on January 3, 2008.

(33) Incorporated by reference from our Form 8-K filed with the Commission on September 11, 2009.

(34) Incorporated by reference from our Form 10-KSB filed with the Commission on December 21, 2007.

(35) Incorporated by reference from our Form 8-K filed with the Commission on February 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 20, 2010	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer