Form 10-K/A
ECOLOGY COATINGS, INC.
filed 2010-05-24
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

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

Yes ☐ No □

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

In connection with our annual report on Form 10-K for the year ended September 30, 2009, we are filing this Form 10-K/A to include the following information:

1. We have amended our discussion in Item 5 Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities to correct amounts owing on notes as of September 30, 2009.

2. We have amended our discussion in Item 9A(T) Controls and Procedures to clarify that we discovered that we failed to disclose the impact on earnings per common share of preferred stock dividends and the beneficial conversion feature associated with the issuance of our convertible preferred shares and, thus, we believe our internal control over financial reporting was ineffective during the period covered by this report.

3. We have amended our Consolidated Statements of Operations for the years ended September 30, 2009 and September 30, 2008 to include preferred stock dividends and the beneficial conversion feature associated with the issuance of our convertible preferred shares in the calculation of earnings/loss per share as required by the earnings per share disclosure requirements.

4. We have amended Note 4, "Notes Payable", to the financial statements to correct an error in the amount owing to Mitchell Shaheen on September 30, 2009.

5. We have amended Note 8, "Income Taxes", to the financial statements to add a reconciliation of income taxes.

6. We have modified the Exhibit 31.1 Certifications of our Chief Executive Officer and Chief Financial Officer to conform to the certification language as specified in SEC rules.

7. We have signed the report in accordance with SEC instructions.

We are re-filing the entire report which includes the amendments noted above.

FORM 10-K/A
ECOLOGY COATINGS, INC.
SEPTEMBER 30, 2009

TABLE OF CONTENTS
	PART I	Page

ITEM 1	Business	5

ITEM 1A.	Risk Factors	11

ITEM 1B.	Unresolved Staff Comments	19

ITEM 2.	Properties	19

ITEM 3.	Legal Proceedings	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

	PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

ITEM 6.	Selected Financial Data	23

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 8.	Financial Statements and Supplementary Data	29

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	30

ITEM 9A(T)	Controls and Procedures	29

ITEM 9B.	Other Information	30

	PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	31

ITEM 11.	Executive Compensation	34

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	44

ITEM 14.	Principal Accountant Fees and Services	49

ITEM 15.	Exhibits and Financial Statement Schedules	50

	Signature Page	53

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

Our patent and intellectual property activities to date include:

●	seven patents covering elements of our technology from the United States Patent and Trademark Office(“USPTO”)

●	two European patents allowed and nine pending patent applications in foreign countries

●	one ICT international patent application

●	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

●	200+ proprietary coatings formulations.

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

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We had an accumulated deficit of $22,688,817 as of September 30, 2009, $13,456,402 of this amount is due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions .  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”).  Neither Equity 11 or SAC is committed to make any additional investments in us.  We will need to raise additional capital from Equity 11, SAC or other investors in fiscal year 2010 in order to continue to fund our operations.

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

Our auditors have expressed a going concern opinion

We have incurred losses, primarily as a result of our inception stage, general and administrative, and pre-production expenses and our limited amount of revenue.  Accordingly, we have received a report from our independent auditors included in our annual report of Form 10-K/A that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

We need immediate additional financing in 2010 to continue our operations.

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

During our last fiscal year ended September 30, 2009, we relied on the sale of convertible preferred securities to fund our operations.  We raised $763,716 from the issuance of notes and the sale of  Preferred Series A and Preferred Series B shares during the twelve months ended September 30, 2009.  On May 15, 2009, we entered into a Convertible Preferred Securities Agreement with Equity 11 under which Equity 11 may purchase additional shares of our Preferred Series B stock, but we do not have any commitments for additional financing from Equity 11.  On September 30, 2009, we entered into a Securities Purchase Agreement with SAC but such agreement does not commit SAC to provide any additional financing beyond the initial investment which netted us $120,000.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional investments from Equity 11 and SAC.  While there is no maximum amount Equity 11 can invest in us under its Securities Purchase Agreement and a $3,000,000 cap on the amount of investment by SAC under its Securities Purchase Agreement, neither Equity 11 nor SAC is committed to make any additional investments in us.  The Preferred Series A and Preferred Series B shares held by Equity 11 and Preferred Series B shares held by SAC can be converted into shares of our common stock at prices that will likely be highly dilutive to our common shareholders.

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

We are uncertain of our ability to protect our technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary Liquid Nanotechnology™, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover a number of aspects of our Liquid Nanotechnology™.  The U.S. Patent Office (“USPTO”) has issued five patents to us.  We have four applications still pending before the USPTO and five patent applications pending in other countries.

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

As of November 16, 2009, we had granted options to purchase 5,131,119 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of September 30, 2009, we had issued warrants to purchase 4,518,500 shares of our common stock which includes 1,178,500 warrants issued to Equity 11.  As of September 30, 2009, Equity 11 purchased Preferred Series A and Preferred Series B shares and has been issued additional Preferred Series A and Preferred Series B shares as dividends that are convertible into 10,516,370 common shares.  As of September 30, 2009, there was $739,484 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.

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

Sales of our stock by Equity 11 may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  On some trading days, no shares of our stock are sold.  In addition, we have filed a registration statement of which this prospectus is a part for a portion of the shares held by Equity 11 and may file additional registration statements for Equity 11’s shares as the SEC rules may permit.  Once registered, these shares may be sold on the OTC Bulletin Board.  Future sales of a substantial number of shares by Equity 11 will likely put a downward pressure on the price of our stock.

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

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We have previously paid McLarty Associates $210,000 and issued 90,000 shares of common stock yet we have not received anything tangible from McLarty Associates.  We have filed an answer to the complaint claiming we did not receive any tangible value from McLarty Associates LLC.

On January 11, 2010, John Henke, the attorney who represented Trimax, LLC, filed suit in the 52nd District Court in Rochester Hills, MI to recover $13,750 owed to him as attorneys fees under the Settlement Agreement we reached with Trimax on November 11, 2008.  On February 9, 2010, we filed an answer to the complaint claiming the obligation to Mr. Henke terminated when his client breached the Settlement Agreement.

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

Fiscal Year Ended September 30, 2009
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

We issued shares to DMG Advisors, LLC in the following amounts and dates in fiscal year 2009 in connection with a payment resolution of outstanding amounts owed DMG Advisors, LLC under a Consulting Agreement dated July 26, 2007:

Date Issued	Number of Shares

July 15, 2009	525,00
August 15, 2009	25,000
September 15, 2009	25,000
October 15, 2009	25,000
November 15, 2009	25,000
December 15, 2009	25,000

We issued the following promissory notes during 2008.  The notes had limited conversion rights until their dates of maturity.  They no longer have the ability to convert to our common stock but we may consider such conversion in the future in order to conserve cash:

Note Holder	Issue Date(s)	Amount Owing on September 30, 2009	Ability To Convert	Terms of Conversion (if applicable)

Investment Hunter, LLC	March 1, 2008	$358,207	Prior to June 30, 2008	Lower of $1.75 or price of “New Offering”
Mitchell Shaheen I	June 18, 2008	$198,787	Prior to July 18, 2008	Lower of $.50 or price of “New Offering”
Mitchell Shaheen II	July 14, 2008	$134,513	Prior to August 10, 2008	$.50 or “New Offering” price
George Resta	March 1, 2008	$47,976	Prior to June 30, 2008	Lower of $1.75 or price of “New Offering

During the prior three years, we issued the following warrants:

Number of Warrants	Issue Date	Expiration Date	Acquisition Price per Share	Held By

500,000	December 18, 2006	December 18, 2016	$.90	Trimax, LLC
2,000,000	November 11, 2008	November 11, 2018	$.50	Trimax LLC
12,500	March 1, 2008	March 1, 2018	$1.75	George Resta
262,500	February 5, 2008	February 5, 2018	$2.00	Hayden Capital USA, LLC
125,000	March 1, 2008	March 1, 2018	$1.75	Investment Hunter. LLC
210,000	June 9, 2008	June 9, 2018	$2.00	Hayden Capital USA, LLC
100,000	June 21, 2008	June 21, 2018	$.75	Mitchell Shaheen
100,000	July 14, 2008	July 14, 2018	$.50	Mitchell Shaheen
15,000	July 14, 2008	July 14, 2018	$1.75	George Resta
15,000	July 14, 2008	July 14, 2018	$1.75	Investment Hunter, LLC
14,400	October 1, 2009	October 1, 2019	$.42	Stromback Acquisition Corporation

Total: 3,354,400

On July 21, 2007, we completed a Private Placement and raised $4,232,970 from the sale of our common stock to private investors.  A summary of the Private Placement is shown below:

Title	Date	Underwriters Or Purchasers	Consideration	Exemption	Use of Proceeds
Private Placement Memorandum	July 21, 2007	(1)	$2 per share	4(2) of ’33 Securities Act	Working Capital

(1)
The list of PPM purchasers include:  Daniel Ahlsrtrom, Edward F Andrews, Alan Andrews, Donald Bailey Trust, Eugene Baratta, Marty Bartnick, Michael Battaglia, Deanna Berman, John R Bourbeau, John Bourbeau, Jr., Kastytis Buitkus, Bruce C Bullard, James C Carson, Thomas Commes, William F Coyro, Jr., Jon Crouse, Shawn Van Drehle, Paul Dudgeon, Gary Dudgeon, Ferguson Financial Group, Albert Hodgson, James Hoen, Guy T Humeniuk, Rae Ann Hoffman Jones, Andrew & Danielle Kapoor, Jeffrey Knudson, F. Thomas Krotine, John Lindeman, Henry & Michelle Lindeman III, Michele & Maria Longordo, Chris Marquez, Simone Mastantuono, Neil Master, Steven & Antonia Mellos, John Morgan, James Padilla, Timothy Perkins, Sasha Prakash, Paul & Susan Prentis, Trimax, LLC, Grace Rosman, Joseph Savel, Scott Schaffer, Robert Sims, Stephen & Darlene Stephens, David T Sterrett, Jr., David Susko, Patrick Sweeney, Kristin Wikol, and Michael Wisniekski

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

As of September 30, 2009, we had notes payable to three separate parties on which we owed approximately $739,484 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  The notes and the accrued interest totaling $739,484 owing to three note holders were due prior to September 30, 2008 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the original principal and interest balance on two of these notes.  We have made a $5,000 payment to the third note holder to whom we owed approximately $333,300 in principal and accrued interest as of September 30, 2009.  Additionally, we have notes owing to shareholders totaling approximately $289,586 including accrued interest as of September 30, 2009.  These notes were due and payable on September 30, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable since we are a smaller reporting company under the applicable SEC rules.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K/A commencing on page 58.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

We reached the conclusion that our disclosure controls and procedures were ineffective due to our failure to initially disclose the impact on earnings per common share of the beneficial conversion feature associated with our convertible preferred shares and our failure to timely identify problems associated with the electronic storage of our financial data.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was ineffective as of September 30, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We had material weaknesses in our internal control over financial reporting during the period covered by this report which were manifested by several incidents.  In particular, our financial data in our accounting software (QuickBooks) became corrupted and unusable in late July 2009.  Due to the significant efforts incurred in re-creating the data, we filed a Form 12b-25 with the SEC to extend the filing date for the our Form 10-Q for the quarterly period ended June 30, 2009 for five calendar days.  In addition, we have previously disclosed that errors occurred in calculating expense associated with stock options.  Those errors were found in the calculations for the Black-Scholes option-pricing model for the quarter ended March 31, 2009.  In a post-closing adjustment, we recognized an additional $74,243 in stock options expense.  Finally, we note that we initially failed to disclose the impact on earnings per common share of the beneficial conversion feature associated with the issuance of our convertible preferred shares, which are effectively a dividend to preferred shareholders.

We are aware that there is a lack of segregation of certain duties due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.3	By-laws. (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (9)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (14)

4.1	Form of Common Stock Certificate. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholder of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated September 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated March 1, 2008. (5)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (5)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (6)

10.28	Promissory Note made in favor of Mitch Shaheen dated September 18, 2008. (7)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (8)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (8)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (8)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (8)

10.33	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (9)

10.34	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (9)

10.35	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (9)

10.36	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (10)

10.37	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (10)

10.38	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (10)

10.39	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (11)

10.40	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (12)

10.41	Promissory Note made in favor of Seven Industries date December 24, 2008. (13)

10.42	Promissory Note dated January 8, 2009 in favor of Seven Industries. (15)

10.43	Amendment of Seven Industries December 24, 2008 Promissory Note. (15)

10.44	Second Amendment To Securities Purchase Agreement. (16)

10.45	Convertible Preferred Securities Agreement dated May 15, 2009. (24)

10.46	Warrant W-6. (16)

10.47	Warrant W-8. (18)

10.48	Warrant W-9. (19)

10.49	Warrant W-10. (20)

10.50	Warrant W-11. (21)

10.51	Warrant W-12. (22)

10.52	Promissory Note in favor of JB Smith LC dated May 5, 2009. (23)

10.53	DMG Advisors Consulting and Settlement Agreements. (26)

10.54	Termination of Kevin P. Stolz’s Employment Agreement. (27)

10.55	Promissory Note in favor of Chris Marquez dated February 28, 2006.(30)

10.56	First Allonge to Promissory Note in favor of Chris Marquez dated December 1, 2006.(30)

10.57	Second Allonge to Promissory Note in favor of Chris Marquez dated July 26,2007.(30)

10.58	Consulting Services Agreement with Jim Juliano dated January 5, 2009. (30)

10.59	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008. (30)

10.60	Employment Agreement of Richard Stromback dated December 28, 2007. (28)

10.61	Office Sublease dated September 30, 2008. (29)

10.62	Collaboration Agreement with Reynolds Innovations dated August 21, 2009. (31)

10.63	Securities Purchase Agreement with Stromback Acquisition Corporation dated September 30, 2009. (32)

10.64	Employment Agreement with Robert G. Crockett dated September 21, 2009. (33)

10.65	Employment Agreement with Daniel V. Iannotti dated September 21, 2009. (33)

10.66	Employment Agreement with F. Thomas Krotine dated September 21, 2009. (33)

10.67	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 21, 2009. (33)

10.68	Promissory Note in favor of Sky Blue Ventures in the amount of $6,500 dated September 10, 2009. (34)

10.69	Promissory Note in favor of JB Smith LC in the amount of $7,716.40 dated August 11, 2009. (35)

21.1	List of subsidiaries. (2)

23.1*	Consent of UHY LLP, an independent registered public accounting firm for incorporation of audit opinion by reference into Form S-8

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) Incorporated by reference from our Form 8-K filed with the SEC on June 24, 2008.

(8) Incorporated by reference from our Form 8-K filed with the SEC on July 17, 2008.

(9) Incorporated by reference from our Form 8-K filed with the SEC on August 29, 2008.

(10) Incorporated by reference from our Form 8-K filed with the SEC on September 19, 2008.

(11) Incorporated by reference from our Form 8-K filed with the SEC on October 28, 2008.

(12) Incorporated by reference from our Form 8-K filed with the SEC on November 13, 2008.

(13) Incorporated by reference from our Form 10-K filed with the SEC on December 24, 2008.

(14) Incorporated by reference from our Form 8-K filed with the SEC on September 30, 2008.

(15) Incorporated by reference from our Form 8-K filed with the SEC on January 9, 2009.

(16) Incorporated by reference from our Form 8-K filed with the SEC on January 23, 2009.

(17) Incorporated by reference from our Form 8-K filed with the SEC on February 12, 2009.

(18) Incorporated by reference from our Form 8-K filed with the SEC on February 18, 2009.

(19) Incorporated by reference from our Form 8-K filed with the SEC on February 27, 2009.

(20) Incorporated by reference from our Form 8-K filed with the SEC on March 10, 2009.

(21) Incorporated by reference from our Form 8-K filed with the SEC on March 27, 2009.

(22) Incorporated by reference from our Form 8-K/A filed with the SEC on April 16, 2009.

(23) Incorporated by reference from our Form 8-K filed with the SEC on May 5, 2009.

(24) Incorporated by reference from our Form 8-K filed with the SEC on May 20, 2009.

(25) Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2009.

(26) Incorporated by reference from our Form 8-K filed with the SEC on July 23, 2009.

(27) Incorporation by reference from our Form 8-K filed with the SEC on July 29, 2009.

(28) Incorporation by reference from our Form 8-K filed with the SEC on January 3, 2008.

(29) Incorporation by reference from our Amendment No. 1 to S-1 registration statement filed with the SEC on September 10, 2009.

(30) Incorporation by reference from our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.

(31) Incorporation by reference from our Form 8-K filed with the SEC on August 24, 2009.

(32) Incorporation by reference from our Form 8-K filed with the SEC on October 2, 2009.

(33) Incorporation by reference from our Form 8-K filed with the SEC on September 23, 2009.

(34) Incorporation by reference from our Form 8-K filed with the SEC on September 11, 2009.

(35) Incorporation by reference from our Form 8-K filed with the SEC on August 11, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this XX day of March, 2010.

Date:	May 21, 2010	ECOLOGY COATINGS, INC.
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

Signatures	Title	Date

/s/ Robert G. Crockett Robert G. Crockett	Chief Executive Officer (Principal Executive Officer)	May 21, 2010

/s/Kevin P. Stolz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 21, 2010
Kevin P. Stolz

/s/ J.B. Smith J.B. Smith	Director	May 21, 2010

/s/ Rocco DelMonaco Rocco DelMonaco	Director	May 21, 2010

/s/ Joseph Nirta	Director	May 21, 2010
Joseph Nirta

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

We hve an unsecured note payable due to Rich Stromback, our former Chairman and a principal  shareholder,  that bore interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2009 and September 30, 2008, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of September 30, 2009 and September 30, 2008, respectively.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

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