Form 10-Q/A
period 2010-05-21
ECOLOGY COATINGS, INC.
filed 2010-05-24
CIK 1173313

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

Yes ☒ No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes □            No □

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

EXPLANATORY NOTE

In connection with our quarterly report on Form 10-Q for the three months ended June 30, 2009, we are filing this Form 10-Q/A to include the following information:

1. We have amended our discussion in Item 4T Controls and Procedures to clarify that we discovered that we failed to disclose the impact on earnings per common share of the beneficial conversion feature associated with the issuance of our convertible preferred shares and, thus, we believe our disclosure controls were ineffective during the period covered by this report.

2. We have amended our Consolidated Statements of Operations for the three months ended June 30, 2009, the nine months ended June 30, 2009, and the nine months ended June 30, 2008, to include preferred stock dividends and the beneficial conversion feature of stock dividends in the calculation of earnings/loss per share as required by the earnings per share disclosure requirements.

We are re-fling the entire report which includes the amendments noted above.

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
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,233,600
outstanding as of June 30, 2009 and
September 30, 2008	32,234	32,234
Additional paid in capital	19,035,348	13,637,160
Accumulated Deficit	(21,043,440)	(14,909,206)

Total Stockholders' Deficit	(1,975,856)	(1,239,810)

Total Liabilities and Stockholders' Deficit	$522,229	$1,501,892

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$-	$4,050	$-	$24,884

Salaries and Fringe Benefits	301,700	444,920	1,105,546	1,519,705
Professional Fees	322,032	758,691	2,806,104	2,245,674
Other general and administrative costs	63,967	111,533	239,953	556,493
Total General and Administrative Expenses	687,699	1,315,144	4,151,603	4,321,872

Operating Loss	(687,699)	(1,311,094)	(4,151,603)	(4,296,988)

Other Income (Expense)
Interest Income	-	11	142	5,671
Interest Expense	(49,435)	(966,248)	(222,115)	(1,261,115)
Total Other Expenses - net	(49,435)	(966,237)	(221,973)	(1,255,444)

Net Loss	$(737,134)	$(2,227,331)	$(4,373,576)	$(5,552,432)

Preferred Dividends—Beneficial Conversion
Feature	(1,518,068)	-	(1,675,792)	-
Preferred Dividends—Stock Dividends	-	-	(109,408)	(6,300)

Net Loss available to common shareholders, as restated	$(2,255,202)	$(2,227,331)	$(6,158,776)	$(5,558,732)

Basic and diluted net loss per share, as restated	$(0.07)	$(0.07)	$(0.19)	$(0.17)

Basic and diluted weighted average
common shares outstanding	32,233,600	32,210,684	32,233,600	32,182,874

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

Loss Per Share(Restated).  We restated our basic and diluted net loss per share to include preferred stock dividends and the beneficial conversion feature associated with the issuance of preferred stock in the calculation of net loss per share.  These preferred stock dividends and associated beneficial conversion features are added to the net loss to arrive at net loss available to common shareholders.

Basic loss per share (restated) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of June 30, 2009 and 2008, there were 19,109,588 and 5,333,441 potentially dilutive shares outstanding.

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

Note 9 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure through August 19, 2009, the date the consolidated financial statements were issued.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period cover by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

As discussed below, during the three months ended June 30, 2009 we made changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Our financial data in our accounting software (QuickBooks) became corrupted and unusable in late July 2009. The backup system for our network computer system failed to backup the data.  An outside IT technical vendor was also unable to restore the file to working order.  Since the file could not be restored, we manually recreated our financial data back to the date of our most recent backup data file (November 20, 2008).  Due to the significant efforts incurred in recreating the data, we filed a Form 12b-25 with the SEC to extend the filing date for this Form 10-Q for five calendar days.  As a result of this failure, we have modified the backup procedures for our financial data to ensure recovery of financial data should the primary data be lost or corrupted.  We have also undertaken tests to ensure the network backup system is working and have scheduled periodic testing to ensure continued network backup functionality.

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

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We had an accumulated deficit of $24,345,444 as of December 31, 2009, $13,880,041 of this amount is due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions .  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied solely on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”).  Neither Equity 11 or SAC is committed to make any additional investments in us.  We will need to raise additional capital from Equity 11, SAC or other investors in fiscal year 2010 in order to continue to fund our operations.

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

We need immediate additional financing in January 2010 to continue our operations.

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

As of December 31, 2009, we had granted options to purchase 5,131,119 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of December 31, 2009, we had issued warrants to purchase 4,532,900  shares of our common stock which includes 1,178,500 warrants issued to Equity 11.  As of September 30, 2009, Equity 11 purchased Preferred Series A and Preferred Series B shares and has been issued additional Preferred Series A and Preferred Series B shares as dividends that are convertible into 13,120,613 common shares.  As of December 31, 2009, there was $786,209 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation .(2)

3.3	By-laws (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (9)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (11)

4.1	Form of Common Stock Certificate of the Company. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated March 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated March 1, 2008. (5)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (5)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (6)

10.28	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (7)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (8)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (8)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (8)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (8)

10.33	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (9)

10.34	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (9)

10.35	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (9)

10.36	Second Amendment to Employment Agreement of David Morgan dated August 27, 2008 (9)

10.37	Second Amendment to Employment Agreement of F. Thomas Krotine dated August 27, 2008 (9)

10.38	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (10)

10.39	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (10)

10.40	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (10)

10.41	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (11)

10.42	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (12)

10.43	Promissory Note dated December 24, 2008 in favor of Seven Industries, Ltd. (13)

10.44	Promissory Note dated January 8, 2009 in favor of Seven Industries, Ltd. (14)

10.45	Amendment of December 24, 2008 Promissory Note. (14)

10.46	Second Amendment To Securities Purchase Agreement. (16)

10.47	Warrant W-6. (16)

10.48	Warrant W-8. (17)

10.49	Warrant W-9. (18)

10.50	Warrant W-10. (19)

10.51	Warrant W-11. (20)

10.52	Warrant W-12 (21)

10.53	Convertible Preferred Securities Agreement dated May 15, 2009 (23)

10.54	Promissory Note in favor of JB Smith LC dated May 5, 2009 (22)

10.55	DMG Advisors Settlement Agreement dated July 15, 2009 (24)

10.56	Termination of Kevin P. Stolz’s Employment Agreement dated July 24, 2009 (25)

10.57	Promissory note made in favor of JB Smith LC dated August 11, 2009 (26)

21.1	List of subsidiaries. (2)

24.1	Power of Attorney. (15)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(15 Incorporated by reference from our Form 10-KSB filed with the Commission on December 21, 2007.

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

(23) Incorporated by reference from our Form 8-K filed with the Commission on May 20, 2009.

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

Date:	May 21, 2010	ECOLOGY COATINGS, INC.

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer (Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)