Form 10-Q/A
period 2010-05-21
ECOLOGY COATINGS, INC.
filed 2010-05-24
CIK 1173313

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

EXPLANATORY NOTE

In connection with our quarterly report on Form 10-Q for the three months ending on December 31, 2009, we are filing this Form 10-Q/A to include the following information:

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

We are re-filing the entire report which includes the amendments noted above.

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

We have an unsecured note payable due to Rich Stromback, our former Chairman and a principal  shareholder,  that bore interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2009 and September 30, 2009, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of December 31, 2009 and September 30, 2009, respectively.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.  The interest is in default and is currently due and payable.

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

Off-Balance Sheet Arrangements

See Notes to the Consolidated Financial Statements in this Form 10-Q/A beginning on page 1. The details of such arrangements are found in Note 5 – Commitments and Contingencies and Note 9 – Subsequent Events.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2009, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2009, under the Preferred Securities Agreement, Equity 11 was issued 776 shares of Preferred Series B.

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

We issued shares to DMG Advisors, LLC in the following amounts and dates in connection with a payment resolution of outstanding amounts owed DMG Advisors, LLC under a Consulting Agreement dated July 26, 2007:

Date Issued	Number of Shares

July 15, 2009	525,00
August 15, 2009	25,000
September 15, 2009	25,000
October 15, 2009	25,000
November 15, 2009	25,000
December 15, 2009	25,000

Item 3. Defaults Upon Senior Securities

As of December 31, 2009, we were in default in the payment of principal and interest on the following promissory notes:

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