Form 10-K/A
ECOLOGY COATINGS, INC.
filed 2010-07-07
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Amendment No. 4 to
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-91436

ECOLOGY COATINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24663 Mound Road, Warren, MI  48091

(Address of principal executive offices) (Zip Code)

(586) 486-5308

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE TO AMENDMENT NO. 4 TO FORM 10-K

In connection with our annual report on Form 10-K for the year ended September 30, 2009, we are filing this Amendment No. 4 Form 10-K to include the following information:

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

3. We have clarified that we made changes in our internal control over financial reporting during the last three months of our fiscal year.

4. We have amended our Consolidated Statements of Operations for the years ended September 30, 2009 and September 30, 2008 to include preferred stock dividends and the beneficial conversion feature associated with the issuance of our convertible preferred shares in the calculation of earnings/loss per share as required by the earnings per share disclosure requirements.

5. We have amended Note 4, "Notes Payable", to the financial statements to correct an error in the amount owing to Mitchell Shaheen on September 30, 2009.

6. We have amended Note 8, "Income Taxes", to the financial statements to add a reconciliation of income taxes.

7. We have modified the Exhibit 31.1 Certifications of our Chief Executive Officer and Chief Financial Officer to conform to the certification language as specified in SEC rules.

8. We have signed the report in accordance with SEC instructions.

We are re-filing the entire report which includes the amendments noted above.

AMENDMENT NO. 4 FORM 10-K
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

Our auditors have expressed a going concern opinion

We have incurred losses, primarily as a result of our inception stage, general and administrative, and pre-production expenses and our limited amount of revenue.  Accordingly, we have received a report from our independent auditors included in our annual report that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

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

Our financial statements are included following the signature page to this Amendment No. 4 Form 10-K commencing on page 48.

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

Changes in Internal Control over Financial Reporting

As described below, there were two changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During our fourth fiscal quarter, we have added an extra step in the process of making calculations for stock option valuation using the Black-Scholes option pricing model which requires an additional person to check the calculations for any errors.  The other change requires our Chief Financial Officer to manually backup our electronic financial information to provide another safeguard should our electronic financial information become corrupted or destroyed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Amendment No. 4 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of July, 2010 .

Date:	July 7, 2010	ECOLOGY COATINGS, INC.
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

Signatures	Title	Date

/s/ Robert G. Crockett Robert G. Crockett	Chief Executive Officer (Principal Executive Officer)	July 7, 2010

/s/Kevin P. Stolz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 7, 2010
Kevin P. Stolz

/s/ James Juliano James Juliano	Director	July 7, 2010

/s/ Joseph Nirta	Director	July 7, 2010
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