Form 10-Q/A
period 2010-07-07
ECOLOGY COATINGS, INC.
filed 2010-07-07
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Amendment No. 3

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

EXPLANATORY NOTE TO AMENDMENT NO. 3

In connection with our quarterly report on Form 10-Q for the three months ending on December 31, 2009, we are filing this Amendment No. 3 Form 10-Q to include the following information:

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

3. We have amended Item 4T, “Controls and Procedures” to disclose that changes to our internal control over financial reporting occurred during the quarterly period covered by this report.

We are re-filling the entire report which includes the amendments noted above.

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

Off-Balance Sheet Arrangements

See Notes to the Consolidated Financial Statements in this Amendment No. 3 Form 10-Q beginning on page 1. The details of such arrangements are found in Note 5 – Commitments and Contingencies and Note 9 – Subsequent Events.

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

Changes in Internal Control Over Financial Reporting

As described below, during the three months ended December 31, 2009, we made changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Such changes related to the implementation of controls concerning the issuance of invoices upon the sale of our coatings to new customers, the generation of sales and accounts receivable reporting as well changing the manual backup process for our electronic financial information for our accounting software.

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

Date:	July 6, 2010	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer