Form 10-Q
period 2010-08-15
ECOLOGY COATINGS, INC.
filed 2010-08-16
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-91436

ECOLOGY COATINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24663 Mound Road, Warren MI  48091

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date. The number of shares of the issuer outstanding as of June 30, 2010 was 32,910,684 shares of common stock, 2,559 shares of Preferred Series A and 1,096 shares of Preferred Series B.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS

	June 30, 2010	September 30, 2009
	(Unaudited)

Current Assets
Cash	$14,020	$ -
Prepaid expenses	44,697	1,400
Total Current Assets	58,717	1,400

Property and Equipment
Computer equipment	30,111	30,111
Furniture and fixtures	21,027	21,027
Test equipment	11,097	9,696
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Total property and equipment	116,682	115,281
Less: Accumulated depreciation	(68,417)	(48,609)

Property and Equipment, net	48,265	66,672

Other Assets
Patents-net	208,289	443,465
Trademarks-net	7,074	6,637

Total Other Assets	215,363	450,102

Total Assets	$322,345	$518,174

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT
	June 30, 2010	September 30, 2009
	(Unaudited)
Current Liabilities
Bank overdraft	$ -	$200
Accounts payable	1,172,624	1,272,057
Credit card payable	114,622	114,622
Accrued liabilities	66,928	76,084
Interest payable	347,669	189,051
Convertible notes payable	582,301	582,301
Notes payable	360,000	-
Notes payable - related party	300,332	257,716
Preferred dividends payable	14,528	36,800
Total Current Liabilities	2,959,004	2,528,831

Total Liabilities	2,959,004	2,528,831

Commitments and Contingencies (Note 5)

Stockholders' Deficit
Preferred Stock - 10,000,000 $.001 par value shares
authorized; 3,655 and 3,002 shares issued and outstanding	4	2
as of June 30, 2010 and September 30, 2009, respectively
Common Stock - 90,000,000 $.001 par value shares
authorized; 32,910,684 and 32,835,684 shares issued and
outstanding as of June 30, 2010 and
September 30, 2009, respectively	32,934	32,859
Additional paid-in capital	22,672,011	20,645,299
Accumulated deficit	(25,341,608)	(22,688,817)

Total Stockholders' Deficit	(2,636,659)	(2,010,657)

Total Liabilities and Stockholders' Deficit	$322,345	$518,174

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$2,829	$ -	$13,714	$ -

Salaries and Fringe Benefits	202,520	301,700	779,090	1,105,546
Professional Fees	84,204	322,032	355,985	2,806,104
Other General and Administrative Costs	55,004	63,967	425,965	239,953
Total General and Administrative Expenses	341,728	687,699	1,561,040	4,151,603

Operating Loss	(338,899)	(687,699)	(1,547,326)	(4,151,603)

Other Income (Expense)
Interest Income	-	-	-	142
Income from forgiveness of accounts payable	191,555	-	191,555	-
Interest Expense	(61,969)	(49,435)	(168,048)	(222,115)
Total Other Expenses - net	129,586	(49,435)	23,507	(221,973)

Net Loss	$(209,313)	$(737,134)	$(1,523,819)	$(4,373,576)

Preferred Dividend – Beneficial
Conversion Feature	-	(1,518,068)	(988,544)	(1,675,792)
Preferred Dividends – Stock Dividends	(44,349)	-	(141,335)	(109,408)

Net loss available to common shareholders	(253,662)	(2,255,202)	(2,653,699)	(6,158,776)

Basic and diluted net loss per share	$(0.01)	$(0.07)	$(0.08)	$(0.19)

Basic and diluted weighted average
shares outstanding	32,910,684	32,233,600	32,910,684	32,233,600

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)
	For the	For the
	nine months ended	nine months ended
	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES
Net loss	$(1,523,819)	$(4,373,576)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	34,134	33,725
Option expense	361,138	2,866,914
Warrant expense	-	63,512
Beneficial conversion expense	-	2,062
Issuance of stock for services	22,500	-
Loss from patent abandonment	222,112	-
Changes in Asset and Liabilities
Prepaid expenses	(43,297)	23,806
Bank overdraft	(200)	-
Accounts payable	(98,911)	39,495
Accrued liabilities	(9,155)	(7,832)
Credit card payable	-	22,317
Franchise tax payable	-	(800)
Interest payable	158,618	9,048
Net Cash Used In Operating Activities	(876,880)	(1,321,329)
INVESTING ACTIVITIES
Purchase of fixed assets	(1,400)	(16,480)
Purchase of patents and trademarks	(1,316)	(31,409)
Net Cash Used in Investing Activities	(2,716)	(47,889)
FINANCING ACTIVITIES
Repayment of debt	-	(372,801)
Proceeds from issuance of debt	402,616	61,000
Proceeds from issuance of convertible preferred stock	491,000	711,000
Net Cash Provided By Financing Activities	893,616	399,199
Net Change in Cash and Cash Equivalents	14,020	(970,019)
CASH AND CASH EQUIVALENTS AT BEGINNING
BEGINNING OF PERIOD	-	974,276
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$14,020	$4,257
See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND JUNE 30, 2009

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

Our operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010 or for any other period.

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

Income from forgiveness of accounts payable. We recognize amounts in this category that result from the reduction of or elimination of amounts owing to vendors either as the result of negotiated settlements or as a result of judgments.  For the three and nine months ended June 30, 2010, we recognized $191,555 in this category. Of this amount, approximately $24,300 resulted from a negotiated settlement and $167,255 resulted from judgments.
Loss Per Share.  Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the potential conversion of debt and Preferred Series A and Preferred Series B stock. Potentially dilutive shares are excluded from the weighted average number of shares as their effect is anti-dilutive due to the net loss for each period presented.  As of June 30, 2010 and September 30, 2009, there were 26,234,099 and 20,323,996 potentially dilutive shares outstanding, respectively.

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

As of June 30, 2010 and September 30, 2009, we had no unrecognized tax benefits due to uncertain tax positions.

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

We review long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Patents.  It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of September 30, 2009 and are being amortized over 8 years. During the first quarter of FY 2010, we abandoned a number of patent applications and recognized an expense of $222,112 as a result of this, which is included in other general and administrative costs.

Stock-Based Compensation. Employee and director stock-based compensation expense is measured utilizing the fair-value method.

We account for stock options granted to non-employees under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

Expense Categories.  Salaries and Fringe Benefits of $202,520 and $301,700 for the three months ended June 30, 2010 and 2009, respectively, include wages and insurance benefits for our officers and employees as well as stock-based compensation expense for those individuals.  Professional fees of $84,204 and  $322,032, for the three months ended June 30, 2010 and 2009, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock-based compensation expense for those services.  Salaries and Fringe Benefits of $779,090 and $1,105,546 for the nine months ended June 30, 2010 and 2009, respectively, include wages and insurance benefits for our officers and employees as well as stock-based compensation expense for those individuals.  Professional fees of $355,985 and  $2,806,104, for the nine months ended June 30, 2010 and  2009, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock-based compensation expense for those services.  Of the $2,806,104 in professional fees incurred in the nine months ended June 30, 2009, $1,752,318 was for options expense.  Of this amount, $1,368,450 arose from the issuance of warrants in November 2008 to Trimax to acquire 2,000,000 shares of our common stock.

Note 2 — Concentrations

For the nine months ended June 30, 2010 and June 30, 2009, we had revenues of $13,714 and no revenues, respectively. One customer accounted for all of our revenues in the nine months ended June 30, 2010. For the three months ended June 30, 2010 and June 30, 2009, we had revenues of $2,829 and  no revenues, respectively. One customer accounted for all of our revenues in the three months ended June 30, 2010.

We occasionally maintain bank account balances in excess of the federally insurable amount of $250,000.  We did not exceed this limit as of June 30, 2010 and September 30, 2009.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2010 and September 30, 2009, the note had an outstanding balance of $110,500.  The accrued interest on the note was $16,978 and $13,235 as of June 30, 2010 and September 30, 2009, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.  The note is in default and is currently due and payable.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2010 and September 30, 2009, the note had an outstanding balance of $133,000.    The accrued interest on the note was $20,441 and  $15,936 as of June 30, 2010 and September 30, 2009, respectively.  The note carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price. The note is in default and is currently due and payable.

We had an unsecured note payable due to Rich Stromback, our former Chairman and a principal shareholder, that bore interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2010 and September 30, 2009, the note had an outstanding balance of $0. The unpaid accrued interest on the note was $2,584 as of June 30, 2010 and September 30, 2009, respectively.  The note carries certain conversion rights which allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price. The interest is in default and is currently due and payable.

We have an unsecured note payable to an entity controlled by J.B. Smith, a former director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2010 and September 30, 2009, the note had an outstanding balance of $7,716.  Accrued interest of $392 and $96 was outstanding of June 30, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to an entity controlled by J.B. Smith, a former director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2010 and September 30, 2009, the note had an outstanding balance of $6,500.  Accrued interest of $265 and $18 was outstanding of June 30, 2010 and September 30, 2009.

We have an unsecured note payable to an entity controlled by J.B. Smith, a former director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2010 and September 30, 2009, the note had an outstanding balance of $3,600 and $0, respectively. Accrued interest of $106 and $0 was outstanding of June 30, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to an entity controlled by J.B. Smith, a former director of the company. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2010 and September 30, 2009, the note had an outstanding balance of $3,516 and $0, respectively. Accrued interest of $53 and $0 was outstanding of June 30, 2010 and September 30, 2009, respectively.

On April 1, 2010, we issued a promissory note to JB Smith LC in the principal amount of $5,000 bearing interest at five percent (5%) per annum.  The note is payable in full within 15 days of written demand from JB Smith LC.  The note has the ability to convert to our common stock if we secure a public offering of a least $1,000,000 and has piggyback registration rights should we seek registration of common stock with the SEC.  JB Smith LC is wholly owned by J.B. Smith, then a member of our board of directors and the managing partner of Equity 11, Ltd..  As of June 30, 2010, the note had an outstanding balance of $5,000. Accrued interest of $62 was outstanding as of June 30, 2010.

On April 8, 2010, we issued a promissory note to Equity 11, Ltd. in the principal amount of $6,500 bearing interest at five percent (5%) per annum.  The note is payable in full within 15 days written demand from Equity 11, Ltd..  The note has the ability to convert to our common stock if we secure a public offering of a least $1,000,000 and has piggyback registration rights should we seek registration of common stock with the SEC.  Equity 11 was controlled by J. B. Smith, then a member of our Board of Directors. As of June 30, 2010, the note had an outstanding balance of $6,500. Accrued interest of $74 was outstanding as of June 30, 2010.

On April 15, 2010, we issued a promissory note to Nirta Enterprises, LLC in the principal amount of $24,000 bearing interest at five percent (5%) per annum.  The note was payable in full on June 30, 2010 and is in default.  The note has the ability to convert to our common stock if we secure a public offering of a least $1,000,000 and has piggyback registration rights should we seek registration of common stock with the SEC.  Nirta Enterprises, LLC is wholly owned by Joseph Nirta, a member of our Board of Directors.  As of June 30, 2010, the note had an outstanding balance of $24,000. Accrued interest of $250 was outstanding as of June 30, 2010.

Future maturities of related party long-term debt as of June 30, 2010 are as follows:

12 Months Ended June 30,
2011	$300,332

We have a payable to Richard Stromback and an entity controlled by him totaling $194,730 and  $145,191 as of June 30, 2010 and September 30, 2009, respectively, which is included in accounts payable on the consolidated balance sheets.

Note 4 — Notes Payable

We have the following notes:

June 30, 2010	September 30, 2009
George Resta Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payments in October and November of 2008, but did not make payments thereafter. Accrued interest of $18,783 and $9,232 was outstanding as of  June 30, 2010 and September 30, 2009, respectively.
$38,744	$38,744

Investment Hunter, LLC Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December 2008 were made, but none have been made since.  Accrued interest of $135,961 and $64,650 was outstanding as of June 30, 2010 and September 30, 2009, respectively.  See Note 5 concerning the judgment relating to this Note.
293,557	293,557

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $88,361and $48,787 was outstanding as of June 30, 2010 and September 30, 2009, respectively.
150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $61,292 and $34,513 was outstanding as of
June 30, 2010 and September 30, 2009, respectively.
100,000	100,000

Salpietra Note: Secured note for up to $600,000 with 4.75% interest per annum, with principal and interest due on November 4, 2010. We may extend the note 30 days upon issuance of an option to purchase 15,000 shares of our common stock.  Accrued interest of $2,069 and $0 was outstanding as of June 30, 2010 and September 30, 2009, respectively.  The Note has the ability to convert to our common stock if we secure a public offering of a least $1,000,000 and has piggyback registration rights should we seek registration of common stock with the SEC.  This Note is secured by all of our intellectual property, patents, trade secret formulas and contract rights.
360,000	-

$942,301	$582,301

$582,301 of the notes payable in the foregoing table were in default as of both June 30, 2010 and September 30, 2009.

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

On November 11, 2008, we settled the lawsuit we filed against Trimax, LLC (“Trimax”) on September 11, 2008 for breach of contract.  Under the terms of the settlement, we will pay Trimax $7,500 per month for twelve months under a new consulting agreement and will pay $15,000 in 12 equal monthly payments of $1,250 to Trimax’s attorney.   Additionally, we will pay Trimax a commission of 15% for licensing revenues and 3% for product sales that Trimax generates for the Company.   On June 12, 2009, we terminated the agreement and replaced it with a new one in which the sole compensation paid to Trimax will be a commission of 15% for licensing revenues and 3% for product sales to Daewoo. This new agreement expired on June 12, 2010.

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

Contingencies.  On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys' fees and costs.  On March 15, 2010, the Court found in favor of Investment Hunter, L.L.C. and awarded them $367,000 plus interest.  We have accrued $429,518, including interest, as of June 30, 2010.  See Note 9 - Subsequent Events.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  On August 5, 2010, the court granted McLarty’s motion for summary judgment and on August 6, 2010 the court entered a judgment against us in the amount of $150,000 which is included in accounts payable as of June 30, 2010.  See Note 9 - Subsequent Events.

On January 11, 2010, John Henke, the attorney who represented Trimax, LLC, filed suit in the 52nd District Court in Rochester Hills, MI to recover $13,750 owed to him as attorneys fees under the Settlement Agreement we reached with Trimax on November 11, 2008.  We settled this suit for a cash payment of $4,000 on June 1, 2010.

Lease Commitments.
a.
We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,800.  Rent expense for the nine months ended June 30, 2010 and 2009 was $16,200 and $16,200, respectively. Rent expense for the three months ended June 30, 2010 and 2009 was $5,400 and $5,400, respectively

b.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan.  The lease calls for average monthly rent of $2,997 and expires on September 30, 2010.  The landlord is a company owned by J.B. Smith, then a shareholder and director of Ecology. Rent expense for the nine months ended June 30, 2010 and 2009 was $18,380 and $25,843, respectively. Rent expense for the three months ended June 30, 2010 and 2009 was $0 and $8,855, respectively. We vacated the premises on June 15, 2010.

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

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 500,000 shares of our stock at $2.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $.90 per share.  The warrants vested on December 17, 2007. The weighted average remaining life of the warrants is 6.4 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 262,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 7.4 years.

On March 1, 2008, we issued warrants to George Resta to purchase 12,500 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 7.4 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 125,000 shares of our common stock at the lower of $2.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  The weighted average remaining life of the warrants is 7.4 years.

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

On November 11, 2008, we issued warrants to purchase 2,000,000 shares of our common stock at $.50 per share to Trimax. The warrants vested upon issuance.  The weighted average remaining life of the warrants is 8.4 years.

Shares.  On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities “Preferred Series A”).  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share.  The Preferred Series A shares carry “as converted” voting rights.  The Preferred Series A shares have a liquidation preference of $1,000 per share.  As of June 30, 2010, we had issued 2,559 of these Preferred Series A shares.  As we sold additional Preferred Series A shares under this agreement, we issued attached warrants (500 warrants for each $1,000 Preferred Series A share sold).  The warrants will be immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our Preferred Series A stock through June 30, 2010. These shares are convertible into 5,118,643 shares of our common stock.

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share (“Preferred Series B”). The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of June 30, 2010, we have issued 851 of these Preferred Series B shares. These shares are convertible into 10,730,146 of our common shares at the sole discretion of Equity 11.  In the event of a voluntary or involuntary dissolution, liquidation or winding up, Equity 11 will be entitled to be paid a liquidation preference equal to the stated value of the Preferred Series B shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the preferred shares.  On June 15, 2010, Equity 11’s ability to purchase additional Series B shares lapsed.

On September 30, 2009, we and Stromback Acquisition Corporation, entered into a Securities Purchase for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share (“Preferred Series B”).  Stromback Acquisition Corporation is owned by Richard Stromback a former member of our Board of Directors.  Until April 1, 2010, Purchaser had the right to purchase up to 3,000 Preferred Series B shares.  The Preferred Series B shares have a liquidation preference of $1,000 per share.  Purchaser may convert the Preferred Series B shares into common stock of the Company at a conversion price that is seventy seven percent (77%) of the average closing price of Company’s common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Preferred Series B shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by Purchaser under a Registration Rights Agreement.  As of June 30, 2010, we had issued 245 of these Preferred Series B shares. Those shares are convertible into 621,292 shares of our common stock.  Fifty percent (50%) of each investment, up to a maximum of $500,000, will be placed in a fund and disbursed as directed by Purchaser to satisfy our outstanding debts, accounts payable and/or investor relations programs (“Discretionary Fund”).  On April 1, 2010, SAC’s ability to purchase Preferred Series B shares lapsed.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

We granted non-statutory options as follows during the nine months ended June 30, 2010:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2009	$1.13	5,131,119	8.5
Granted	$.10	100,000	10
Exercised	$-	-	-
Forfeited	$-	-	-
Outstanding as of June 30, 2010	$1.11	5,231,119	7.8
Exercisable	$1.21	3,719,369	7.5

3,719,369 of the options were exercisable as of June 30, 2010.  The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and January 1, 2022. Additionally, the options had no intrinsic value as of June 30, 2010.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

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

Based upon the above assumptions and the weighted average $1.11 per share exercise price, the options outstanding at June 30, 2010 had a total unrecognized compensation cost of $250,446 which will be recognized over the remaining weighted average vesting period of .25 years. Options cost of $361,138 was recorded as an expense for the nine months ended June 30, 2010 of which $355,473 was recorded as compensation expense and $5,665 was recorded as consulting expense.

Note 8 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the nine months ended June 30, 2010 and June 30, 2009, we incurred net losses of ($1,523,819) and ($4,373,576), respectively.  As of June 30, 2010 and September 30, 2009, we had stockholders’ deficits of ($2,636,659) and ($2,010,657), respectively.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  Revaluation of recorded asset amounts, or revaluation  and/or reclassification of liabilities might be necessary should we be unable to continue as a going concern.  We will need to acquire additional funding in 2010.

Note 9 — Subsequent Events

We evaluated events subsequent to the balance sheet date for potential recognition and/or disclosure. The following were noted for disclosure.

On July 14, 2010, July 28, 2010 and August 11, 2010, respectively, we took additional draws of $15,000, $43,000, and $25,000 on the note that we issued to John Salpietra.

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys fees and costs.  A judgment against us in the amount of $367,000 plus interest was entered on August 4, 2010.  See Note 5 - Contingencies.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.   On August 5, 2010, the Court granted McLarty’s motion for summary judgment and on August 6, 2010, entered a judgment against us in the amount of $150,000. We recognized income from this judgment of $157,500 which is included in income from foregiveness of accounts payable on our consolidated statements of operations for the three and nine months ended 6/30/10.  See Note 5 - Contingencies.

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

Operating Results

Nine Months Ended June 30, 2010 and 2009

Revenues.  Product sales from a new customer generated revenues of $13,714 for the nine months ended June 30, 2010. We had no revenue for the corresponding period in 2009.

Salaries and Fringe Benefits.  The decrease of approximately $326,000 in such expenses for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 is the result of the elimination of one salaried employee and the reduction of the salary of one employee effective September 1, 2009.  These reductions were partially offset by the expense associated with options issued to six employees in September of 2009, and the restoration, in November 2009, of certain salary reductions that were made in November 2008.

Professional Fees.  The decrease of approximately $2,450,000 in these expenses for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 is the result of:
o	The issuance of 2,000,000 options to Trimax in November 2008. These options vested upon issuance, so the entire charge of $1,368,000 was recognized in that month.
o
Additionally, approximately $380,000 associated with options issued to Sales Attack were recognized in the nine months ended June 30, 2009 and approximately $180,000 in consulting fees were recognized in the nine months ended June 30, 2009 and they did not recur in the corresponding period for 2010.

o	The remainder of the difference is due to options expense recognized in the 2009 period for options fully vested prior to the start of the 2010 period.

Other General and Administrative.  The increase of approximately $186,000 in these expenses for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 reflects the recognition of the write off of certain patents totaling approximately $222,000. This was partially offset by a reduction in travel expenses for the nine months ended June 30, 2010.

Operating Losses.  The decreased Operating Loss of approximately $2,604,000 between the reporting periods is explained in the discussion above.

Income from Forgiveness of Accounts Payable. The income in this category resulted from the settlement of amounts owed to a vendors at a discount of approximately 90% and from judgments entered against us for amounts less than what was previously accrued.
Interest Expense. The decrease of approximately $54,000 for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 is the result of the revaluing of previously issued detachable warrants during the nine months ended June 30, 2009. The amount of the revaluation was recognized in interest expense during the 2009 time period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the nine months ended June 30, 2010 and 2009 as we have fully reserved the asset until realization is more likely than not.

Net Loss.  The decrease in the Net Loss of approximately $2,850,000 for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the nine months ended June 30, 2010 reflects the decreased Net Loss discussed above.

Three Months Ended June 30, 2010 and 2009

Revenues.  Product sales generated revenues of $2,829 for the three months ended June 30, 2010. We had no revenue for the corresponding period in 2009.

Salaries and Fringe Benefits.  The decrease of approximately $99,000 in such expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is the result of the reduction of the salary of one employee effective September 1, 2009 and for one other employee effective May 1, 2010.  Additionally, options expense associated with employees decreased by approximately $73,000 from the 2009 period to the 2010 period due to the completion of vesting periods associated with the options in 2009.

Professional Fees.  The decrease of approximately $238,000 in these expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is due to options expense recognized in the 2009 period for options fully vested prior to the start of the 2010 period.

Other General and Administrative.  The decrease of approximately $9,000 in these expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is due to an increase in the purchase of lab supplies and materials to support customer product sales.

Operating Losses.  The decreased Operating Loss of approximately $349,000 between the reporting periods is explained in the discussion above.

Income from Forgiveness of Accounts Payable. The income in this category resulted from the settlement of amounts owed to a vendors at a discount of approximately 90% and from judgments entered against us for amounts less than what was previously accrued.

Interest Expense. The increase of approximately $13,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 results from an increase in average outstanding debt in the 2010 period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended June 30, 2010 and 2009 as we have fully reserved the asset until realization is more likely than not.

Net Loss.  The decrease in the Net Loss of approximately $528,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended June 30, 2010 reflects the decreased Net Loss discussed above as well as by the increase in weighted average shares outstanding during the three months ended June 30, 2010.

Liquidity and Capital Resources

We had $14,020 in cash and cash equivalents as of June 30, 2010.  In the nine months ended June 30, 2010, the cash used in operations of approximately $876,000 and cash used to purchase fixed and intangible assets of approximately $2,700 were offset by borrowings of  approximately $403,000 and the issuance of $491,000 in Convertible Preferred Shares, Series B.

We have incurred an accumulated deficit of $25,341,608.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue, though we did generate $13,714 in revenue in the nine months ended June 30, 2010.

We expect to continue using substantial amounts of cash to: (i) fund ongoing salaries, professional fees, and general administrative expenses; (ii) further develop and commercialize our products; (iii) develop and protect our intellectual property .  Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenue .

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of convertible preferred securities.

As of June 30, 2010, we had notes payable to ten separate parties on which we owed approximately $1,590,000 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  Notes and the accrued interest totaling $886,698 owing to three note holders were due prior to September 30, 2009 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the remaining principal and interest balance on two of these notes.  We have not made any payment to the third note holder to whom we owed approximately $400,000 in principal and accrued interest as of June 30, 2010.  Additionally, we have notes owing to shareholders totaling approximately $283,000 including accrued interest as of June 30, 2010.  These notes were due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured except for the $360,000 owing on the  Salpietra note which is secured by our patents and intellectual property. There was approximately $362,000 outstanding, including accrued interest, on the Salpietra note as of June 30, 2010.

On five separate occasions beginning November 9, 2009 and concluding January 13, 2010, Equity 11 purchased a total of 251 Preferred Series B shares under our May 15, 2009 agreement at $1,000 per share.  This, together with the June 1, 2010 dividend issued in additional shares in lieu of cash brought Equity 11’s  total holdings of such shares to 851 Preferred Series B shares.  Equity 11 also holds 2,559 Preferred Series A shares and 1,178,500 warrants under our August 28, 2008 agreement.  In addition, Stromback Acquisition Corporation purchased 240 Preferred Series B shares on October 1, 2009 and, together with the June 1, 2010 dividend issued in lieu of cash, now holds 245 Preferred Series B shares.   Equity 11’s and SAC’s ability to purchase additional Preferred Series B shares has now lapsed.  On May 11, 2010 and June 15, 2010,  we received $300,000 and $60,000, respectively  from a promissory note we issued to John Salpietra.  This note has provided sufficient capital to allow us to satisfy certain obligations and to continue our operations for a limited period of time.  At present, we do not have any other binding commitments for additional financing.

We will need to raise immediate additional funds in 2010 to continue our operations.   We are pursuing debt or equity financing, additional bridge financing, and negotiating with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On June 30, 2010, we had 32,910,684 common shares issued and outstanding and 3,655 Preferred Series A and Preferred Series B shares issued and outstanding.  These preferred shares and accumulated and unpaid dividends on such shares can be converted into a total of 16,470,080 shares of our common stock.  As of June 30, 2010, options and warrants to purchase up to 9,764,019 shares of common stock had been granted.

See also the financial statements incorporated in this From 10-Q under Item 1 and, specifically, Note 9-Subsequent Events for a discussion of our financing activities since June 30, 2010.

Off-Balance Sheet Arrangements

See Notes to the Consolidated Financial Statements in this Form 10-Q beginning on page 1. The details of such arrangements are found in Note 5 – Commitments and Contingencies.

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
Income from forgiveness of accounts payable. We recognize amounts in this category that result from the reduction of or elimination of amounts owing to vendors either as the result of negotiated settlements or as a result of judgments.  For the three and nine months ended June 30, 2010, we recognized $191,555 in this category. Of this amount, approximately $24,300 resulted from a negotiated settlement and $167,255 resulted from judgments.
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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2010, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys' fees and costs.  On March 15, 2010, the Court granted Investment Hunter’s motion for summary judgment.  A judgment against us in the amount of $367,000 plus interest was entered on August 4, 2010.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  On August 5, 2010, the court granted McLarty’s motion for summary judgment and on August 6, 2010, the court entered a judgment against us in the amount of $150,000.

On May 11, 2010, three shareholders of Equity 11, James Juliano, Joseph Nirta and Mike Brock, filed suit against JB Smith and Equity 11 in Oakland County Circuit Court alleging fraud, corporate and securities law violations.  Mr. Smith is a former member of our Board .  JB Smith was removed from his positions with Equity 11 by a majority vote of the shareholders of Equity 11 on June 25, 2010.  The shareholders appointed Mr. Juliano the sole Director and President of Equity 11, Ltd. and also appointed him to replace Mr. Smith on our Board of Directors.  On July 21, 2010, the Court appointed a receiver to protect Equity 11’s assets and shareholders.  On June 15, 2010, our Convertible Preferred Securities Agreement with Equity 11 lapsed.

On June 2, 2010, Seven Industries, Ltd., an affiliate of Equity 11, filed suit in the 52-3 District Court for Oakland County Michigan seeking to evict us from our office space in Auburn Hills, Michigan under the sublease for the space we signed with Seven Industries.  We became aware the owner of building was also seeking to evict Seven Industries and Equity 11 from office space they leased in our building due to non-payment, including the space we had been subleasing from Seven Industries.  Faced with likely eviction of office space, we tendered the space to Seven Industries and moved our headquarters to Warren, Michigan in a building owned by James Juliano, an investor in Equity 11.  Mr. Juliano is temporarily providing the office space at no charge to us.  The suit is in the discovery phase.

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

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We had an accumulated deficit of ($25,341,608) as of June 30, 2010.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have principally relied on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”).  Neither Equity 11 or SAC is committed to make any additional investments in us.  On May 11, 2010 and June 15, 2010, we received $300,000 and 60,000 , respectively from a promissory note we issued to John Salpietra.  We will need to raise additional capital from Equity 11, SAC or other investors in calendar year 2010 in order to continue to fund our operations.

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

We expect to continue to generate operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability

We expect to continue to incur operating losses.  Our ability to commence or maintain revenue generating operations and achieve profitability will depend on our products functioning as intended, the market acceptance of our liquid nano-technology™ products and our capacity to develop, introduce and bring additional products to market.  We cannot be certain that we will ever generate significant sales or achieve profitability.  The extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We need additional financing before the beginning of fiscal year 2011

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, and the results of future research and development and competition.  Our past capital raising activities have not been sufficient to fund our working and other capital requirements and we will need to raise additional funds through private or public financings before the beginning of fiscal year 2011. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders.  We have relied on the sale of convertible preferred securities to fund our operations. These securities can be converted into shares of our common stock at prices that are highly dilutive to our common shareholders. As of June 30, 2010, we were in default on approximately $1,194,451 in short term debt, including accrued interest.  We did not raise any money from the sale of Preferred Series A and Preferred Series B shares during the quarter ended June 30, 2010.  On May 15, 2009, we entered into a Convertible Preferred Securities Agreement with Equity 11 under which Equity 11 may purchase additional shares of our preferred stock, but we do not have any commitments for additional financing from Equity 11.  On September 30, 2009, we entered into a Securities Purchase Agreement with SAC but such agreement does not commit SAC to provide any additional financing beyond the initial investment which netted us $120,000.  We have maintained minimal cash reserves since October 2008 and have principally relied on additional investment from Equity 11 and SAC.  On April 1, 2010, the Securities Purchase Agreement with SAC lapsed.  On June 15, 2010, the Convertible Preferred Securities Agreement with Equity 11 lapsed.  Although we have a commitment of $600,000 from the issuance of a short term promissory note with John Salpietra in May 2010, we will need to raise additional capital from other investors before the beginning of fiscal year 2011 in order to continue to fund our operations. We drew $300,000 and $60,000 on the Salpietra note on May 11, 2010 and June 15, 2010, respectively.  We cannot be certain that additional funds will be available on terms attractive to us or at all.  If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations.  Our inability to raise adequate funds will have a material adverse effect on our business, results of operations and financial condition and may force us to seek protection under the bankruptcy laws.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which expires on December 31, 2012.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  On September 21, 2009, we entered into new employment agreements with our Chief Executive Officer and Chief Operating Officer and entered into an amendment to Ms. Ramsey’s employment agreement.  We do not have an employment agreement with our Chief Financial Officer. Our General Counsel resigned on March 23, 2010 but was re-hired on May 17, 2010 and we entered into a new employment agreement with him on May 17, 2010.

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

Our technology is also intended to be marketed and licensed to component or device manufacturers for inclusion in the products they market and sell as an embedded solution.  As with other new products and technologies designed to enhance or replace existing products or technologies or change product designs, these potential partners may be reluctant to adopt our coating solution into their production or manufacturing facilities unless our technology and products are proven to be both reliable and available at a competitive price and the cost-benefit analysis is favorable to the particular industry.  Even assuming acceptance of our technology, our potential customers may be required to redesign their production or manufacturing facilities to effectively use our Liquid Nanotechnology™ coatings.  The time and costs necessary for such redesign could delay or prevent market acceptance of our technology and products.  A lack of, or delay in, market acceptance of our Liquid Nanotechnology™ products would adversely affect our operations.  We do not know if we will be able to market our technology and products successfully or if any of our technology or products will be accepted in the marketplace.

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

There is a significant amount of competition in our market

The industrial coatings market is extremely competitive.  Our competitors include Akzo Nobel, PPG, Sherwin-Williams and Valspar, Allied Photochemical, Rad-Cure (Altana Chemie), Red Spot (Fujikura), R&D Coatings, Northwest (Ashland), DSM Desotech, and Prime.  Competitive factors our products face include ease of use, quality, portability, versatility, reliability, accuracy, cost, switching costs and other factors.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors who have competitive technology and products for many of our products.  New companies will likely enter our markets in the future.  Although we believe that our products are distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, we may not be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share.  We do not know that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

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

Risks Related to our Common Stock

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During the third quarter of fiscal year 2010, our low and high closing market prices of our stock were $0.10 per share (June 24, 2010) and $.18 per share (April 5, 2010).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholders to sell our common stock.

Control by key stockholders

As of June 30, 2010, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 75.3% of the voting power of our outstanding capital stock.  In addition, pursuant to the investment agreements we entered into with Equity 11, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

As of June 30, 2010, we had issued warrants to purchase 4,532,900 shares of our common stock which includes 1,178,500 warrants issued to Equity 11.  As of June 30, 2010, Equity 11 purchased Preferred Series A and Preferred Series B shares and has been issued additional Preferred Series A and Preferred Series B shares as dividends that are convertible into a total of 16,470,080 common shares.  As of June 30, 2010, there was $886,698 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any sales of unregistered securities during the quarter ended June 30, 2010.

Item 3. Defaults Upon Senior Securities

As of June 30, 2010, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on June 30, 2010

Investment Hunter, LLC	March 1, 2008	$429,518

Mitchell Shaheen I	September 21, 2008	$238,361

Mitchell Shaheen II	July 14, 2008	$161,292

George Resta	March 1, 2008	$57,527

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$153,441

Deanna Stromback	December 15, 2003	$127,478

Nirta Enterprises	April 15, 2010	$24,250

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation .(2)

3.3	By-laws (1)

3.4	Certificate of Designation of 5% Convertible Preferred Shares dated August 29, 2008. (11)

3.5	Certificate of Designation of 5% Convertible Preferred Shares dated September 26, 2008. (16)

4.1	Form of Common Stock Certificate. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Consulting Agreement among Ecology Coatings, Inc., a Nevada corporation, and DMG Advisors, LLC, a Nevada limited liability company dated July 27, 2007. (2)

10.6	Employment Agreement between Ecology Coatings, Inc., a California corporation and Kevin Stolz dated February 1, 2007. (2)

10.7	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.8	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.9	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.10	Lease for office space located at 35980 Woodward Avenue, Suite 200, Bloomfield Hills, Michigan 48304. (2)

10.11	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.12	2007 Stock Option and Restricted Stock Plan. (2)

10.13	Form of Stock Option Agreement. (2)

10.14	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.15	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated April 10, 2006. (2)

10.16	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation, and MDL Consulting Group, LLC, a Michigan limited liability company dated July 1, 2006. (2)

10.17	Antenna Group Client Services Agreement by and between Ecology Coatings, Inc., a California corporation and Antenna Group, Inc. dated December 1, 2004, as amended effective as of July 6, 2007. (2)

10.18	Consulting Agreement by and between Ecology Coatings, Inc., a California corporation and Kissinger McLarty Associates, date July 15, 2006, as amended. (2)

10.19	Business Advisory Board Agreement by and between Ecology Coatings, Inc., a California corporation, and The Rationale Group, LLC, a Michigan limited liability corporation, dated June 1, 2007. (2)

10.20	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.21	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.22	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.23	Third Allonge to Promissory Note dated February 28, 2006 made in favor of Chris Marquez dated February 6, 2008. (3)

10.24	Employment Agreement with Kevin Stolz dated February 1, 2008. (4)

10.25	Promissory Note made in favor of George Resta dated December 1, 2008. (5)

10.26	Promissory Note made in favor of Investment Hunter, LLC dated December 1, 2008. (5)

10.27	Scientific Advisory Board Agreement with Dr. Robert Matheson dated February 18, 2008. (6)

10.28	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (7)

10.29	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (8)

10.30	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (8)

10.31	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (8)

10.32	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (8)

10.33	Equity 11, Ltd. commitment letter dated August 25, 2008. (9)

10.34	Securities Purchase Agreement with Equity 11, Ltd. dated August 28, 2008. (9)

10.35	First Amendment to Employment Agreement of Richard D. Stromback dated August 27, 2008. (9)

10.36	First Amendment to Employment Agreement of Kevin Stolz dated August 29, 2008. (9)

10.37	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (10)

10.38	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (10)

10.39	Consulting Services Agreement with Sales Attack LLC dated September 17, 2008. (10)

10.40	First Amendment to Securities Purchase Agreement with Equity 11, Ltd. dated October 27, 2008. (11)

10.41	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (12)

10.42	Promissory Note dated January 8, 2009 in favor of Seven Industries. (14)

10.43	Amendment of December 24, 2008 Promissory Note. (14)

10.44	Second Amendment To Securities Purchase Agreement. (15)

10.45	Warrant W-6. (15)

10.46	Warrant W-8. (16)

10.47	Warrant W-9. (17)

10.48	Warrant W-10. (18)

10.49	Warrant W-11. (19)

10.50	Warrant W-12 (20)

10.51	Promissory Note in favor of JB Smith LC dated May 5, 2009 (21)

10.52	DMG Advisors Consulting and Settlement Agreement (22)

10.53	Termination of Kevin P. Stolz's Employment Agreement (23)

10.54	Promissory Note in favor of Chris Marquez dated February 28, 2006 (24)

10.55	First Allonge to Promissory Note in favor of Chris Marquez dated December 1, 2006 (25)

10.56	Second Allonge to Promissory Note in favor of Chris Marquez dated July 26, 2007 (24)

10.57	Consulting Services Agreement with Jim Juliano dated January 5, 2009 (24)

10.58	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008 (24)

10.59	Employment Agreement of Richard Stromback dated December 28, 2007 (32)

10.60	Office Sublease dated September 30, 2008 (24)

10.61	Collaboration Agreement with Reynolds Innovations dated August 21, 2009 (28)

10.62	Securities Purchase Agreement with Stromback Acquisition Corporation dated September 30, 2009 (29)

10.63	Employment Agreement with Robert G. Crockett dated September 21, 2009 (30)

10.64	Employment Agreement with Daniel V. Iannotti dated September 21, 2009 (30)

10.65	Employment Agreement with F. Thomas Krotine dated September 21, 2009 (30)

10.66	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 21, 2009 (30)

10.67	Promissory Note in favor of Sky Blue Ventures in the amount of $6,500 dated September 10, 2009 (33)

10.68	Promissory Note in favor of JB Smith LC in the amount of $7,716.40 dated August 11, 2009 (31)

10.69	First Amendment of Convertible Preferred Securities Agreement (26)

10.70	Commercialization Agreement with WS Packaging Group, Inc. dated February 3, 2010 (27)

10.71	Master Manufacturing Agreement with DIC Imaging Products USA, LLC (35)

10.72	Promissory note dated May 11, 2010 in favor of John Salpietra (36)

10.73	Employment Agreement with Daniel Iannotti dated May 17, 2010 (37)

14.1	Charter of Audit Committee. (34)

14.2	Charter of Compensation Committee. (34)

21.1	List of subsidiaries. (2)

24.1	Power of Attorney. (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(36) Incorporated by reference from our Form 8-K filed with the Commission on May 17, 2010.

(36) Incorporated by reference from our Form 8-K filed with the Commission on May 21, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 16, 2010	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer