Form 10-K
ECOLOGY COATINGS, INC.
filed 2011-01-13
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large accelerated filer  □                       Accelerated filer  □

Non-accelerated filer  □                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2010, approximately 8,003,384 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $2,160,914 based on the available OTCBB closing price of $.27 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock of the registrant outstanding as of December 31, 2010 was 49,917,261.

Documents Incorporated by Reference:  Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
ECOLOGY COATINGS, INC.
SEPTEMBER 30, 2010

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

Company Overview

We develop “clean tech”, EcoBloc™ enabled, ultra-violet (“UV”) curable coatings that are designed to drive efficiencies, reduce energy consumption, create new performance characteristics and virtually eliminate pollutants in the manufacturing sector.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated clean technology products that reduce overall energy consumption and offer a marked decrease in drying time.

Our patent and intellectual property activities to date include:

●	five patents covering elements of our technology from the United States Patent and Trademark Office (“USPTO”)

●	two European patents allowed and nine pending patent applications in foreign countries

●	one ICT international patent application

●	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

●	200+ proprietary coatings formulations.

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

Business in General

We have focused on developing products that support inexpensive mass production utilization of protective coatings that leverage nano-particle clean technology and are cured under UV light.  We believe that our coatings represent a paradigm shift in coatings technology.  While our competitors have focused their efforts on improving the industry-standard, thermal-cured powder-coat, water-borne and solvent-based coatings, we have strived for technological breakthroughs.  We have developed over 200 individual coating formulations that we believe address the limitations of traditional coatings.  The USPTO has issued six patents and has allowed a seventh covering many of these formulations as well as their application.  Additionally, the formulations that are not currently patent protected are protected as trade secrets.

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

Our coatings are 100% solids and UV curable.  They contain almost no volatile carriers and are generally comprised of polymers that react to UV light, all of which becomes part of the final coating bound to the substrate.  Traditional coatings, such as paint, are composed of a solid resin and a carrier, such as an organic solvent or water, that are used to adjust the viscosity to allow application.  Thus, during the curing process the carrier evaporates either by application of heat or air-drying, both of which require time to complete the process.  Moreover, the evaporation of the carrier can generate environmentally harmful airborne emissions.

Our coatings offer a number of performance and user benefits over traditional coatings.  We believe that our 100% solids, UV-cured industrial products represent the coatings industry’s cutting edge in overall performance, offering bottom line value and environmental advantages to users because they:

●	Cure faster, usually in seconds, not minutes;

●	Use less floor space, thereby improving operating efficiency;

●	Use dramatically less energy;

●	Reduce production compliance burdens with the Environmental Protection Agency because our coatings produce fewer emissions;

●	Provide improved coating and/or substrate performance; and

●	Boost manufacturing productivity by increasing process throughput.

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

Our Solution - Clean Technology

Our 100% solids UV-cured industrial coatings clean technology, addresses the issues noted above and provides unique performance combinations.  We have developed over 200 specific individual coating formulations that address the limitations of traditional carrier-based coatings, some of which are patent protected. Our coatings cure in less than a minute after application without the use of heat.  This changes the manufacturing dynamic in four ways.  First, UV curing eliminates the bottleneck effect and makes product disassembly unnecessary, increasing the speed with which coated products are produced.  Second, the use of UV curing eliminates the need for thermal heating equipment and/or drying space, allowing manufacturers to use less floor space.  Third, the elimination of thermal heating from the manufacturing process produces dramatic energy cost savings.  Third, the use of 100% solids results in fewer harmful airborne emissions being released during production or application.  Fourth, some of our coatings are bio-based using components that are generally recognized as safe for human consumption.

Our clean technology coatings have other advantages.  Indeed, a crucial advantage of our products is that they are more cost effective than conventional coatings.  Our 100% solid coatings offer increased efficiency and result in minimal wasted product: if a manufacturer needs one mil of dry film thickness, it need only apply and cure one mil of our coating.

Cleantech Offerings

Paper – Our paper coatings provide:

•	high speed curing – seconds, not minutes - compatible with high speed print operations e.g. 400 feet per minute on flexographic labels and printed packaging
•	Barrier protection – revolutionary thin film properties with tremendous resistance to water, gas and chemical barriers and low oxygen transmission
•	Our coatings allow the substitution of lower cost paper instead of expensive and non-recyclable plastic. EcoQuick™ coated paper can replace polymer laminates on paper, labels and packaging
•	Nanotechnology-enhanced formulations provide coating performance including superior adhesion and abrasion resistance.

Metals - Our metal coatings provide:

•	The UV curing process uses 80 percent less energy, reduces manufacturing floor space needs by up to 80 percent, and eliminates curing bottlenecks.
•	High speed curing – seconds compared to minutes for heat-cured solvent-based and powder coatings.
•	Barrier protection –Unique thin film properties such as water and chemical resistance, and low oxygen transmission reducing corrosion.
•	EcoBloc™ enhanced formulations provide unique coating performance including superior adhesion to difficult-to-adhere-to metals with improved scratch resistance
•	Increases manufacturing productivity since UV curing uses no heat; so complex products containing metal parts with rubber gaskets do not need to be disassembled prior to the coating and curing.
•	Reduces and/or eliminates EPA compliance burden and cost.

Plastics - Our coatings have improved hardness and abrasion resistance over conventional carrier-based coatings.  The coatings are also noteworthy for their ability to achieve either optical clarity or accept pigments.  Based on laboratory tests, we believe our formulations offer excellent adhesion to many common plastics, such as polycarbonate.

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

Marketing Strategy

Our target markets include  electronics, automotive and trucking, paper and packaging products and OEMs.  Our business model contemplates both a licensing strategy and direct sales strategy.  We intend to license our technology to industry leaders in the electronics, steel, construction, automotive and medical applications markets, through which our product will be sold to end users.  We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales. Thus, our key promotional activities may include:

●	Attendance and technical presentations at industry trade shows and conventions;

●	Internal and external sales forces, with a force of industry-specific sales people who will identify, call upon and build ongoing relationships with key purchasers and targeted industries;

●	Fostering joint development agreements and other research arrangements with industry leaders and third party consortiums;

●	Print advertising in journals with specialized industry focus;

●	Web advertising, including supportive search engines and Web site registration with appropriate sourcing entities;

●	Public relations, industry-specific venues, as well as general media, to create awareness of us and our products. This will include membership in appropriate trade organizations; and

●	Brand identification through trade names associated with us and our products.

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

Our sales cycle is often longer than one year.   The sales process begins with the identification of potential customers in selected markets. If the customer is interested, the customer will generally send application samples to us for initial analysis and testing.  We then coat the application samples using our product. Provided we are able to demonstrate the efficacy of our product on the application sample to the customer, the customer will then perform extended durability tests.  In most cases, we are unable to exert any control or influence over the durability test. Upon conclusion of the durability test, we plan to work with the customer while it decides whether to purchase our product.   We did not generate any significant sales revenues in fiscal year 2010.

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

Fiscal Year 2011 Goals

     Our fiscal year 2011 goals, given sufficient capital, are to:

•	Secure a suitable facility and build an enhanced product development and application laboratory;

•	Complete the prototype coatings line of the pail manufacturer with whom we are working;

•	Expand current research initiatives and intellectual property protection;

•	Expand our in-house sales and sales channel business development team;

•	Pursue independent, third party review of our technology through independent testing and evaluation;

•	Secure new sources of revenue.

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

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  Our patent and intellectual property activities to date include:

•	fivepatents covering elements of our technology from the United States Patent and Trademark Office (“USPTO”)

•	nine pending patent applications in foreign countries. One patent has been allowed in China.

•	one ICT international patent application

•	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

•	200+ coatings formulations.

The USPTO has issued all patents to Sally J.W. Ramsey, our founder and Vice President for New Product Development, which she irrevocably assigned to us.

We have taken actions to protect our formulations under trade secret laws.

It is possible that no additional patents relating to our existing technology will be issued from the United States or any foreign patent offices, or that we will not receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.  With the exception of a patent allowed in China and a challenge to a European patent application by BASF, action with respect to our foreign patents has been limited to translation of the patent applications.  In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage.  Although we have entered into or intend to enter into confidentiality agreements with our employees, consultants, advisors, and other third parties that we are engaged with, we cannot be certain that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

For fiscal years 2009 and 2010 we spent approximately $175,000 and $80,000 on research and development, respectively. This includes contracted research, salary expenses of Sally Ramsey, our Vice President of New Product Development, laboratory expenses and raw materials. During these fiscal years, we did not undertake any customer-sponsored research and development.

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

Our principal raw materials suppliers are Cytec Industries, Inc., Chem-Materials Co., Hanse Chemie, Sartomer Company, Inc., Rahn USA Corp. and GMZ, Inc.

Employees

As of September 30, 2010, we had four full-time and one part-time employees.  As of that date, we had employment agreements with four of our employees.

Set forth below is certain biographical information regarding each of our current executive officers and significant employees as of September 30, 2010.
Robert G. Crockett.  Mr. Crockett joined us as our Chief Executive Officer on September 15, 2008.  From 2007 to September, 2008, Mr. Crockett served in Advanced Sales Development for JCIM L.L.C., a an automotive plastics supplier and joint venture between Johnson Controls Inc. and private equity.  In 2007, Mr. Crockett served as President – Exterior Painted Products for Plastech, a privately held plastic component supplier.  From 2004 to 2006, he also served as Vice President of Plastech as part of the executive team acquired from LDM Technologies Inc.  From 1997 through 2004, Mr. Crockett served as Director for LDM Technologies Inc., a privately held automotive exterior and interior supplier.  From 1996 to 1997, he was a Vice President at the Becker Group, a privately held automotive interior supplier.  Mr. Crockett holds a B.S. in Business from Central Michigan University.

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

Daniel V. Iannotti.  Mr. Iannotti served as our General Counsel and Secretary from August 11, 2008 to March 23, 2010 and rejoined us on May 17, 2010.  From 2004 to 2008, Mr. Iannotti served as a Principal of TheGeneralCounsel.com.  From 2003 to 2004, he served as the General Counsel and Secretary of Origen Financial, LLC.  During his career, Mr. Iannotti previously served as general counsel for three publically held companies including Prodigy Communications, Hoover’s, Inc. and Origen Financial.  He also spent several years as a staff attorney for Ameritech, now AT&T.  Mr. Iannotti holds a BA and MBA from Michigan State University. He received his Juris Doctor degree, cum laude, from the Wayne State University Law School, where he was an editor of the Wayne Law Review.  Iannotti is licensed to practice law in Michigan and Illinois.

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

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We had an accumulated deficit of $25,764,937 as of September 30, 2010, $15,190,678 of this amount is due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, preferred stock dividends, and stock issued to pay for services, payables, and debt extensions .  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied primarily on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”) as well as debt from private sources.  The Equity 11 and SAC investment agreements are no longer effective. We will need to raise immediate additional capital in fiscal year 2011 in order to continue to fund our operations.

We have entered the emerging business of nanotechnology, which carries significant developmental and commercial risk

We have expended in excess of $1,300,000 to develop our EcoBloc™ enabled and other products.  We expect to continue expending significant sums in pursuit of further development of our technology. Such research and development involves a high degree of risk as to whether a commercially viable product will result.

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

We need immediate additional financing in 2011 to continue our operations.

As of September 30, 2010, we were in default on approximately $1,214,650 in short term debt, including accrued interest.  Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise additional funds in January 2011 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.

During our last fiscal year ended September 30, 2010, we relied on the sale of convertible preferred securities and the issuance of debt to fund our operations.  We raised $1,061,616 from the issuance of notes and the sale of  Preferred Series B shares during the twelve months ended September 30, 2010.  On May 15, 2009, we entered into a Convertible Preferred Securities Agreement with Equity 11 under which Equity 11 may purchase additional shares of our Preferred Series B stock.  This agreement has expired and on December 21, 2010, Equity 11 converted its Preferred Series A and B stock into shares of our common stock.  On September 30, 2009, we entered into a Securities Purchase Agreement with SAC but such agreement does not commit SAC to provide any additional financing beyond the initial investment which netted us $120,000.  We have maintained minimal cash reserves since October 2008 and have relied primarily on additional investments from Equity 11 and SAC as well as debt from private sources.  We have recently entered into investment term sheets with a group of individuals for a $2.4 million investment.  This investment requires the holders of a majority of our outstanding shares to approve a 1 for 5 reverse split.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which expires on January1, 2012.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  On September 21, 2009, we entered into new employment agreements with our Chief Executive Officer, Chief Operating Officer, and General Counsel and entered into an amendment to Ms. Ramsey’s employment agreement.  On May 17, 2010, we entered into a new employment with our VP, General Counsel & Secretary.

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

Our technology is also intended to be marketed and licensed to component or device manufacturers for inclusion in the products they market and sell as an embedded solution.  As with other new products and technologies designed to enhance or replace existing products or technologies or change product designs, these potential partners may be reluctant to adopt our coating solution into their production or manufacturing facilities unless our technology and products are proven to be both reliable and available at a competitive price and the cost-benefit analysis is favorable to the particular industry.  Even assuming acceptance of our technology, our potential customers may be required to redesign their production or manufacturing facilities to effectively use our  coatings.  The time and costs necessary for such redesign could delay or prevent market acceptance of our technology and products.  A lack of, or delay in, market acceptance of our  products would adversely affect our operations.  We do not know if we will be able to market our technology and products successfully or that any of our technology or products will be accepted in the marketplace.

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

Our target markets are characterized by new products and rapid technological change

The target markets for our products are characterized by rapidly changing technology and frequent new product introductions.  Our success will depend on our ability to enhance our planned technologies and products and to introduce new products and technologies to meet changing customer requirements.  We intend to devote significant resources toward the development of our solutions.  We are not certain that we will successfully complete the development of these technologies and related products in a timely fashion or that our current or future products will satisfy the needs of the coatings market.   We do not know if technologies developed by others will adversely affect our competitive position or render our products or technologies non-competitive or obsolete.

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

We are uncertain of our ability to protect our technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary coatings, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover a number of aspects of our coatings.  The U.S. Patent Office (“USPTO”) has issued five patents to us.  We have four applications still pending before the USPTO and five patent applications pending in other countries.

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

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During fiscal year 2010, our low and high market prices of our stock were $0.04 per share (August 16, 2010) and $.55 per share (October 5, 2009).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholder to sell our common stock.

Control by key stockholders

As of September 30, 2010, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 75.7% of the voting power of our outstanding capital stock.  In addition, pursuant to the investment agreements we entered into with Equity 11, Equity 11 has the right to effectively control our Board of Directors with the right to appoint three of the five members of our Board of Directors.  Additionally, Equity 11 has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

As of September 30, 2010, we had granted options to purchase 5,531,119 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of September 30, 2010, we had issued warrants to purchase 4,532,900 shares of our common stock which includes 1,178,500 warrants issued to Equity 11.  As of September 30, 2010, Equity 11 purchased Preferred Series A and Preferred Series B shares and has been issued additional Preferred Series A and Preferred Series B shares as dividends that are convertible into 15,848,789 common shares.  As of September 30, 2010, there was $930,899 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The common stock and preferred stock can be issued by our Board of Directors without stockholder approval.  Shareholder approval of a 1 for 5 reverse stock split of our common shares is a condition of a proposed $2.4 million investment.  If the reverse stock split is approved and the new investment is made, the ownership interests of our common shareholders will be diluted.  Any future issuances of our common stock or preferred stock could further dilute the percentage ownership of our existing stockholders.

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

Short Selling may drive the price of our stock down

Short selling is the practice of selling securities that have been borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale and the repurchase, as the short seller will pay less to buy the securities than the short seller received on selling them. Conversely, the short seller will make a loss if the price of the security rises.  The ability of Equity 11 to sell a substantial number of shares once a registration statement is effective and the downward pressure on the price of our common stock that may result may encourage short selling of our common stock by third parties.  Such short selling will cause additional downward pressure on the price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

Our executive office consists of approximately 800 square feet and is located at 24663 Mound Road, Warren, MI  48091.  The lease commenced on June 17, 2010 and continued through December 17, 2010 at an average rate of $1,000 per month.  The lease has been extended on a month to month basis. The lessor, Omega Development Corporation, is wholly owned by James Juliano, one of our Directors and the President of Equity 11, Ltd.  We believe this space is adequate for our current needs and that suitable additional space is available on reasonable terms if required.

We also lease approximately 3,600 square feet of laboratory space at 1238 Brittain Road, Akron, Ohio 44310.  We use this facility for manufacturing, storing and testing of our products.  We are currently leasing this property on a month-to-month basis and the monthly rent is $1,800.

Management believes that our existing facilities are adequate for our current needs. We are considering upgrading our laboratory space and we believe suitable additional space will be available on reasonable terms if required.  Management also believes that our facilities are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys fees and costs.  On March 15, 2010, the Court granted Investment Hunter’s motion for summary judgment.  A judgment against us in the amount of $367,000 plus interest was entered on August 4, 2010.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  On August 5, 2010, the court granted McLarty’s motion for summary judgment and on August 6, 2010, the court entered a judgment against us in the amount of $150,000.  We have been engaged in discussions to resolve this suit.

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, interest and attorneys fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  We have filed an answer in the case and have been engaged in discussions to resolve his suit.

 On September 12, 2010, Thomson Reuter (Markets), LLC filed suit in the 37th Judicial District Court in Warren, Michigan for nonpayment of services provided in the amount of $20,297 plus interest.  We have filed an answer in the case and have entered into a settlement agreement to resolve the suit.

On October 26, 2010, Semple, Marchal & Cooper, LLP, our former auditor, filed suit in the Superior Court of  the County of Maricopa Arizona for nonpayment of professional fees in the amount of $37,882 plus interest.  We are engaged in discussions to resolve this suit.

ITEM 4. [Removed and Reserved]

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
	High Close	Low Close

Fiscal Year Ended September 30, 2010
1st Quarter	$.49	$.21
2nd Quarter	$.28	$.15
3rd Quarter	$.18	$.09
4th Quarter	$.09	$.04

Fiscal Year Ended September 30, 2009
1st Quarter	$1.04	$.65
2nd Quarter	$.95	$.25
3rd Quarter	$.89	$.31
4th Quarter	$2.00	$.40

As of September 30, 2010, we had approximately 365 shareholders of record of our common stock.  As of that date, Equity 11 held 21,048,789 shares of our common stock if it converts all of its preferred shares into common shares.  We have agreed to register 4,340,000 common shares to be converted by Equity 11 from its convertible preferred shares  pursuant to our Securities Purchase Agreement and Convertible Preferred Securities Agreement with Equity 11.  The sale of all or a significant portion of the 4,340,000 shares held by Equity 11 could have a material negative effect on the price of our common stock.

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

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year ended September 30, 2010.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

During the fiscal year, we issued the following warrants:

Number of Warrants	Issue Date	Expiration Date	Acquisition Price per Share	Held By
14,400	October 1, 2009	October 1, 2019	$.42	Stromback Acquisition Corporation

ITEM 6. SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS
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

Operating Results

Years Ended September 30, 2010 and 2009

Results From Operations

Revenues Product sales from a new customer generated revenues of $14,860 for the fiscal year ended September 30, 2010. We had no revenue for the fiscal year ended September 30, 2009.

Salaries and Fringe Benefits.   The decrease of approximately $494,000 in such expenses for the year ended September 30, 2010 compared to the year ended September 30, 2009 is the result of the elimination of one salaried employee and the reduction of the salary of one employee effective September 1, 2009.  These reductions were partially offset by the expense associated with options issued to six employees in September 2009, and the restoration, in November 2009, of certain salary reductions that were made in November 2008. In May 2010, we reduced the salary of our VP, General Counsel & Secretary by 33% respectively. Beginning on May 16, 2010, Mr. Crockett has deferred $3,333.33 of his monthly salary.

Professional Fees. The decrease of approximately $2,667,000 in these expenses for the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009 is the result of:
o	The issuance of 2,000,000 options to Trimax in November 2008. These options vested upon issuance, so the entire charge of $1,368,000 was recognized in that month.
o
Additionally, approximately $380,000 associated with options issued to Sales Attack were recognized in the year ended September 30, 2009 and approximately $180,000 in consulting fees were recognized in the year ended September 30, 2009 and they did not recur in the corresponding period for 2010.

o
The remainder of the difference is due to options expense recognized in the 2009 period for options fully vested prior to the start of the 2010 period and the elimination of three consulting contracts in fiscal year 2010.

Other General and Administrative Expenses. The increase of approximately $156,000 in these expenses for the fiscal year ended September  30, 2010 compared to the fiscal year ended September 30, 2009 reflects the recognition of the write off of certain patents totaling approximately $222,000. This was partially offset by a reduction in travel expenses for the fiscal year ended September 30, 2010.

Income from Forgiveness of Accounts Payable. The income in this category resulted from the settlement of amounts owed to two vendors at a discount of approximately 85% , from a judgment entered  against us for approximately 48% of the amount we owed a third vendor, and from the write off of rent we owed to a former landlord.

Operating Losses. The decreased Operating Loss of approximately $2,802,000 between the reporting periods is explained in the discussion above.

Interest Expense. The decrease of approximately $53,000 for the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009 is the result of the revaluing of previously issued detachable warrants during the fiscal year ended September 30, 2009. The amount of the revaluation was recognized in interest expense during fiscal year 2009.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the years ended September 30, 2010 and 2009 as we have fully reserved the asset associated with operating losses until realization is more reasonably assured.

Net Loss.  The decrease in the Net Loss of approximately 3,281,000 for the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the fiscal year ended September 30, 2010 reflects the decreased Net Loss discussed above.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of September 30, 2010 and September 30, 2009 totaled $2,814 and $0 respectively.  The increase reflects cash used in operations of $1,047,434 and cash used to purchase fixed and intangible assets of $11,368.  This usage was partially offset by borrowings of $570,616 and the issuance of $491,000 in convertible preferred stock.

We are a company that has failed to generate significant revenues as yet and have incurred an accumulated deficit of ($25,764,937).  $15,190,678 of this amount is due to non-cash items, including options expense, the issuance of warrants, preferred stock dividends paid with preferred stock, beneficial conversion provisions associated with issuances of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  We have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

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

Past Due Notes Payable
As of September 30, 2010, we had notes payable to five separate parties on which we owed approximately $1,214,650 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  The notes and the accrued interest totaling $930,899 owing to three note holders were due prior to September 30, 2009 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the original principal and interest balance on two of these notes.  These notes are unsecured and contain no restrictive covenants. We have made a $5,000 payment to the third note holder to whom we owed approximately $424,837 in principal and accrued interest as of September 30, 2010.  Additionally, we have notes owing to Richard Stromback, Doug Stromback and Deanna Stromback totaling approximately $283,751 including accrued interest as of September 30, 2010.  These notes were due and payable on December 31, 2009, are unsecured, and have no restrictive covenants.

Other Unsecured Notes Payable
As of September 30, 2010, we had notes payable to Equity 11, an entity controlled by Jim Juliano who is a member of our board of directors, on which we owed $34,074 in principal and accrued interest. Also as of September 30, 2010, we had a note payable to Joe Nirta, a member of our board of directors, on which we owed $24,306. All of the notes are unsecured, contain no restrictive covenants, and are due within 15 days of written demand by the note holders. Such demand had not been made as of September 30, 2010.

Secured Notes Payable

As of September 30, 2010, we had a note payable to an individual on which we owed $533,221 in principal and accrued interest. It is secured by a first lien on all of our intellectual property.

As of September 30, 2010, Equity 11 had purchased  and been issued in dividends 3,411 convertible preferred shares.  In addition, we entered into a Securities Purchase Agreement with SAC on September 30, 2009.  On October 1, 2009, SAC acquired 240 shares of our Convertible Preferred Shares, Series B with a purchase price of $1,000 per share.  We have since issued six (6) convertible preferred shares in dividends to SAC. We received $240,000 of gross proceeds and net proceeds of $120,000 after Mr. Stromback directed us to make payments from the Discretionary Fund for outstanding obligations owed to Mr. Stromback.  We will need to raise immediate additional funds in fiscal year 2011 to continue our operations and have received an investment proposal for a $2.4 investment if our shareholders approve a 1 for 5 reverse stock split of our common stock. At present, we do not have any binding commitments for additional financing.  If we are unable to secure the $2.4 million investment or obtain additional financing, we would seek to negotiate with other parties for debt or equity financing, pursue additional bridge financing, and negotiate with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

On September 30, 2010, we had 32,910,684 common shares issued and outstanding and 3,657 in convertible preferred shares issued and outstanding.  These preferred shares and accumulated and unpaid dividends can be converted into a total of 16,470,080 shares of our common stock.  As of September 30, 2010, options and warrants to purchase up to 10,064,019 shares of common stock had been granted.  Additionally, some of our outstanding notes and accrued interest may be converted into shares of common stock in order to conserve cash.

Our financing agreements with Equity 11 allow Equity 11 the opportunity to match any other offers of financing that we receive.  To date, this provision has not inhibited our ability to seek alternative financing arrangements.  Equity 11 chose not to match the financing offer that we recently received from SAC that resulted in a Securities Purchase Agreement dated September 30, 2009.  On June 15, 2010 the Securities Purchase Agreement with Equity 11 was terminated.

Capital Commitments

Contractual
Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$1,380,633	$1,380,633	$—	$—	$—

Interest on notes payable	398,191	398,191	—	—	—
Contractual Service Agreements	1,022,000	632,000	440,000	—	—
Office Leases	3,000	3,000	--
Equipment Leases	6,312	6,312	--	—	—

Total Contractual Obligations	$2,810,135	$2,420,135	$390,000	$—	$—

Off-Balance Sheet Arrangements

Our off-balance sheet contractual service agreements include services provided by vendors and services by our employees under employment agreements.  Vendor services include investor and public relations services, legal services and business and revenue generation consulting services.

We have a lease for our headquarters in Warren, MI.  The space for our laboratory in Akron, OH is not currently subject to a written lease – we use that space on a month to month basis.  A summary of our Warren, MI office lease is summarized in the table below:

Contract Service Provider	Purpose	Monthly Amount	Expiration	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Omega Development Corporation	Warren, MI Headquarters		$12/17/2010	$3,000				$3,000

We lease computer equipment and our office printer/copier for our Warren, MI headquarters.  A summary of our off-balance sheet leases for computer equipment and the printer/copier is shown in the table below:

Contract Service Provider	Purpose	Monthly Amount	Expiration	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Ricoh America	Printer/Copier	$526	9/22/2011	$6,312	$--			$6,312

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

Revenue Recognition.  Revenues from licensing contracts are recorded ratably over the life of the contract. Contingency earnings such as royalty fees are recorded when the amount can reasonably be determined and collection is likely. Revenues from product sales are recognized upon shipment of product.

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

We review long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset with future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Stock-Based Compensation.  We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers. We calculate compensation expense in accordance with GAAP using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 7 of Notes to the Consolidated Financial Statements, are appropriate and reasonable.

Recent Accounting Pronouncements
We evaluate all accounting pronouncements issued by the Financial Accounting Standards Board during each reporting period to assess their impact on and applicability to our accounting practices and our financial reporting and disclosures.

We have reviewed all accounting pronouncements issued by the Financial Accounting Standards Board since we last issued financial statements as part of our 10-Q filed on  August 16, 2010 and have determined that none of them have a material effect on the consolidated financial statements .

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable since we are a smaller reporting company under the applicable SEC rules.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K commencing on page 33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In concluding that our disclosure controls and procedures were not effective, we note that we had to obtain an extension of time to timely file this Form 10-K due to a lack of cash to pay expenses associated with the annual audit and the filing of this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal controls over financial reporting were not effective as of September 30, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We are aware that there is a lack of segregation of certain duties due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting.  In addition, we note that we filed for an extension of time to timely file this Form 10-K due to a lack of cash to pay expenses associated with the annual audit and the filing of this Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers – See the section entitled “Executive Officers” in Part I, Item 1 hereof.

Directors – The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2011 Proxy Statement for our annual meeting of stockholders to be held on February 7, 2011 which proxy statement will be filed no later than 120 days following the end of our 2010 fiscal year (the “2011 Proxy Statement”).

The disclosure required by Item 405 of Regulation S-K is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement.

We have adopted a Code of Ethics that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar function.  Our Code of Ethics is posted on our website at:  http://www.ecologycoatings.com/profiles/investor/Governance.asp?BzID=1672. We intend to disclose future amendment to certain provisions of the Code of Ethics, or waiver of such provisions granted to executive officer and directors, on our website within four business days following the date of such amendment or waiver.

The disclosure required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the section entitled “Election of Directors” in our 2001 Proxy Statement and the disclosure required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Audit Committee Matters” in our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” in our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders, Directors and Executive officers – Beneficial Owners” and “Security Ownership of Principal Stockholders, Directors and Executive Officers – Security Ownership of Management” in our 2011 Proxy Statement.

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2011 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2011 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference to this report.

ITEM 15.  EXHIBITS

(a)	Financial Statements

(b)	Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger entered into effective as of April 30, 2007, by and among OCIS Corp., a Nevada corporation, OCIS-EC, INC., a Nevada corporation and a wholly-owned subsidiary of OCIS, Jeff W. Holmes, R. Kirk Blosch and Brent W. Schlesinger and ECOLOGY COATINGS, INC., a California corporation, and Richard D. Stromback, Deanna Stromback and Douglas Stromback. (2)

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.3	By-laws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholder of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.6	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.7	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)

10.8	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.9	2007 Stock Option and Restricted Stock Plan. (2)

10.10	Form of Stock Option Agreement. (2)

10.11	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.12	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.13	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.14	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.15	Promissory Note made in favor of George Resta dated March 1, 2008. (4)

10.16	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (4)

10.17	Promissory Note made in favor of Mitch Shaheen dated September 18, 2008. (6)

10.18	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (7)

10.19	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (7)

10.20	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (7)

10.21	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (7)

10.22	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (8)

10.23	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (8)

10.24	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (9)

10.25	Promissory Note made in favor of Seven Industries date December 24, 2008. (10)

10.26	Promissory Note dated January 8, 2009 in favor of Seven Industries. (12)

10.27	Amendment of Seven Industries December 24, 2008 Promissory Note. (12)

10.28	Warrant W-6. (13)

10.29	Warrant W-8. (15)

10.30	Warrant W-9. (16)

10.31	Warrant W-10. (17)

10.32	Warrant W-11. (18)

10.33	Warrant W-12. (19)

10.34	Promissory Note in favor of JB Smith LC dated May 5, 2009. (20)

10.35	DMG Advisors Consulting and Settlement Agreements. (22)

10.36	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008. (24)

10.37	Securities Purchase Agreement with Stromback Acquisition Corporation dated September 30, 2009. (25)

10.38	Employment Agreement with Robert G. Crockett dated September 21, 2009. (26)

10.39	Employment Agreement with F. Thomas Krotine dated September 21, 2009. (26)

10.40	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 21, 2009. (26)

10.41	Promissory Note in favor of Sky Blue Ventures in the amount of $6,500 dated September 10, 2009. (27)

10.42	Promissory Note in favor of JB Smith LC in the amount of $7,716.40 dated August 11, 2009. (28)

10.43	Commercialization Agreement with WS Packaging Group, Inc. dated February 3, 2010 (23)

10.44	Master Manufacturing Agreement with DIC Imaging Products USA, LLC (28)

10.45	Promissory note dated May 11, 2010 in favor of John Salpietra (29)

10.46	Employment Agreement with Daniel Iannotti dated May 17, 2010 (30)

10.47	Headquarters Lease with Omega Development Corporation dated September 2, 2010 (29)

10.48	Extension of Salpietra Promissory Note Due Date dated October 15, 2010 (30)

10.49	Press Release dated September 23, 2010 concerning acceptance of investment term sheets (31)

10.50	Letter to Shareholders dated November 17, 2010 (32)

10.51	Juliano Promissory Note dated December 21, 2010 (33)

21.1	List of subsidiaries. (2)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10) Incorporated by reference from our Form 10-K filed with the SEC on December 24, 2008.

(11) Incorporated by reference from our Form 8-K filed with the SEC on September 30, 2008.

(12) Incorporated by reference from our Form 8-K filed with the SEC on January 9, 2009.

(13) Incorporated by reference from our Form 8-K filed with the SEC on January 23, 2009.

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

(19) Incorporated by reference from our Form 8-K/A filed with the SEC on April 16, 2009.

(20) Incorporated by reference from our Form 8-K filed with the SEC on May 5, 2009.

(21) Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2009.

(22) Incorporated by reference from our Form 8-K filed with the SEC on July 23, 2009.

(23) Incorporation by reference from our Form 8-K filed with the SEC on July 29, 2009.

(24) Incorporation by reference from our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.

(25) Incorporation by reference from our Form 8-K filed with the SEC on October 2, 2009.

(26) Incorporation by reference from our Form 8-K filed with the SEC on September 23, 2009.

(27) Incorporation by reference from our Form 8-K filed with the SEC on September 11, 2009.

(28) Incorporation by reference from our Form 8-K filed with the SEC on August 11, 2009.

(29) Incorporation by reference from our Form 8-K filed with the SEC on May 17, 2010.

(30) Incorporation by reference from our Form 8-K filed with the SEC on May 21, 2010.

(31) Incorporation by reference from our Form 8-K filed with the SEC on October 22, 2010.

(32) Incorporation by reference from our Form 8-K filed with the SEC on November 17, 2010.

(33) Incorporation by reference from our Form 8-K filed with the SEC on December 23, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of January, 2011.

Date:	January 13, 2011	ECOLOGY COATINGS, INC.
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

Signatures	Title	Date

/s/ Robert G. Crockett Robert G. Crockett	Chief Executive Officer (Principal Executive Officer)	January 13, 2011

/s/Kevin P. Stolz Kevin P. Stolz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2010

/s/ James Juliano James Juliano	Director	January 13, 2011

/s/ Sally Ramsey Sally Ramsey	Director & Vice President – New Product Development	January 13, 2011

/s/ Joseph Nirta Joseph Nirta	Director	January 13, 2011

/s/ James Orchard James Orchard	Director	January 13, 2011

/s/ Daniel Rempinski Daniel Rempinski	Director	January 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ecology Coatings, Inc.

We have audited the accompanying consolidated balance sheets of Ecology Coatings, Inc. and Subsidiary (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. and Subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP
Southfield, Michigan
January 13, 2011

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	September 30, 2010	September 30, 2009

Current Assets
Cash	$2,814	$-
Prepaid expenses	30,337	1,400

Total Current Assets	33,151	1,400

Property and Equipment
Computer equipment	30,111	30,111
Furniture and fixtures	21,027	21,027
Test equipment	11,096	9,696
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Total fixed assets	116,681	115,281
Less: Accumulated depreciation	(74,756)	(48,609)

Property and Equipment, net	41,925	66,672

Other
Patents-net	211,845	443,465
Trademarks-net	7,014	6,637

Total Other Assets	218,859	450,102

Total Assets	$293,935	$518,174

See the accompanying notes to consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	September 30, 2010	September 30, 2009

Current Liabilities
Bank overdraft	$-	$200
Accounts payable	989,459	1,126,866
Accounts Payable - Related Party	242,730	145,191
Credit card payable	114,622	114,622
Accrued liabilities	71,500	76,084
Interest payable	398,191	189,051
Notes payable	1,110,300	582,301
Notes payable - related party	300,332	257,716
Preferred dividends payable	60,618	36,800
Total Current Liabilities	3,287,752	2,528,831

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred Stock - 10,000,000 $.001 par value shares authorized; 3,657 and 3,002 shares issued and outstanding as of September 30, 2010 and September 30, 2009, respectively	4	2
Common Stock - 90,000,000 $.001 par value shares authorized; 32,910,684 and 32,835,684 issued and outstanding as of September 30, 2010 and September 30, 2009, respectively	32,934	32,859
Additional paid-in capital	22,738,182	20,645,299
Accumulated Deficit	(25,764,937)	(22,688,817)

Total Stockholders' Equity (Deficit)	(2,993,817)	(2,010,657)

Total Liabilities and Stockholders'
Equity (Deficit)	$293,935	$518,174

See the accompanying notes to consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2010	September 30, 2009

Revenues	$14,860	$-

Salaries and fringe benefits	986,580	1,481,111
Professional fees	434,121	3,101,606
Other general and administrative costs	483,632	327,757
Income from forgiveness of accounts payable	(206,983)	-

Operating Loss	(1,682,490)	(4,910,474)

Other Income (Expenses)
Interest income	-	142
Interest expense	(218,570)	(271,860)
Total other (expenses), net	(218,570)	(271,718)

Net Loss	$(1,901,060)	$(5,182,192)

Preferred Dividends—Beneficial Conversion Feature	(988,544)	(2,488,011)
Preferred Dividends—Stock dividends	(186,516)	(109,408)

Net loss available to common shareholders	$(3,076,120)	$(7,779,611)

Basic and diluted net loss per share	$(.09)	$(0.24)

Basic and diluted weighted average of
common shares outstanding	32,901,300	32,330,547

See the accompanying notes to consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2010 and 2009
					Additional		Total
					Paid In	Accumulated	Stockholders'
	Common Stock		Preferred Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount			(Deficit)

Balance at September 30, 2008	32,210,684	$32,234	2,010	$2	$13,637,160	$(14,909,206)	$(1,239,810)

Issuance of preferred stock	-	-	913	-	867,970	-	867,970

Beneficial conversion feature on preferred stock	-	-	-	-	2,488,011	(2,488,011)	-

Warrants issued with preferred stock	-	-	-	-	45,530	-	45,530

Stock option expense	-	-	-	-	3,182,773	-	3,182,773

Beneficial conversion feature on issuance of debt	-	-	-	-	2,061	-	2,061

Warrants issued with debt	-	-	-	-	63,511	-	63,511

Stock issued for services	575,000	575	-	-	254,425	-	255,000

Stock options exercised	50,000	50	-	-	24,950	-	25,000

Preferred dividends	-	-	79	-	78,908	(109,408)	(30,500)

Net Loss	-	-	-	-	-	(5,182,192)	(5,182,192)

Balance at September 30, 2009	32,835,684	$32,859	3,002	$2	20,645,299	(22,688,817)	(2,010,657)

Issuance of preferred stock	-	-	491	2	490,998	-	491,000

Beneficial conversion feature on preferred stock	-	-	-	-	988,544	(988,544)	-

Stock option expense	-	-	-	-	427,308	-	427,308
Stock issued for services	75,000	75	-	-	22,425	-	22,500

Preferred dividends	-	-	164	-	163,608	(186,516)	(22,908)

Net Loss	-	-	-	-	-	(1,901,060)	1,901,060

Balance at September 30, 2010	32,910,684	$32,934	3,657	$4	22,738,182	(25,764,937)	(2,993,817)

See the accompanying notes to consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Year	For the Year
	Ended	Ended
	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net loss	$(1,901,060)	$(5,182,192)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation and amortization	45,248	45,075
Option expense	427,308	3,182,773
Beneficial conversion expense	-	2,062
Issuance of stock for payment of payables	-	200,000
Issuance of stock for services	22,500	55,000
Warrants	-	63,512
Loss from patent abandonment	222,112	-
Changes in Asset and Liabilities
Prepaid expenses	(28,937)	23,806

Accounts payable	(38,962)	(87,271)
Accrued liabilities	(4,584)	64,050
Franchise tax payable	-	(800)
Credit card payable	-	22,317
Interest payable	209,140	55,718
Net Cash Used in Operating Activities	(1,047,634)	(1,555,950)

INVESTING ACTIVITIES
Purchase of fixed assets	(1,400)	(16,480)
Purchase of intangibles	(9,968)	(42,961)
Net Cash Used in Investing Activities	(11,368)	(59,441

FINANCING ACTIVITIES
Bank overdraft	(200)	200
Repayment of notes payable	-	(372,801)
Proceeds from notes payable and warrants	-	75,216

Proceeds from issuance of debt	570,616	-

Proceeds from issuance of preferred stock	491,000	913,500
Proceeds from issuance of common stock	-	25,000
Net Cash Provided by Financing Activities	1,061,416	641,115

Net Increase (Decrease) in Cash and Cash Equivalents	2,814	(974,276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	974,276

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,814	$-

See the accompanying notes to consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2010	September 30, 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$26,534	$132,000
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES
Issuance of common stock for payment of accounts and notes payable	$-	$425,000
Issuance of common stock for services	$-	$15,000

See the accompanying notes to consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Note 1 — Summary of Significant Accounting Policies

Description of the Company.  We were originally incorporated on March 12, 1990 in California (“Ecology-CA”).  Our current entity was incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”).  OCIS completed a merger with Ecology-CA on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc.  We develop EcoBloc™enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. Ecology’s target markets consist of electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”).

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

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of September 30, 2010 and 2009, there were 26,534,099 and 20,323,996 potentially dilutive shares outstanding, respectively.

Income Taxes and Deferred Income Taxes.  We use the asset and liability approach for financial accounting and reporting for income taxes.  Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes and for the future use of net operating losses.  We have recorded a valuation allowance against all net deferred income tax assets.  The valuation allowance reduces deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized.  We cannot be assured of future income to realize the net deferred income tax asset; therefore, no deferred income tax asset has been recorded in the accompanying consolidated financial statements.

      As of September 30, 2010 and 2009, we had no unrecognized tax benefits due to uncertain tax positions.

      None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service ("IRS") or state authorities.  However, fiscal years 2006 and later remain subject to examination by the IRS and respective states.

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

Patents.  It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of September 30, 2010 and are being amortized over 8 years.

        Long-Lived Assets. We review long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Stock-Based Compensation.  Employee and director stock-based compensation expense is measured utilizing the fair-value method with expense charged to earnings over the vesting period on a straight-line basis.

We account for stock options granted to non-employees under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

Expense Categories.  Salaries and Fringe Benefits of $986,580 and $1,481,111 for the years ended September 30, 2010 and 2009, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $434,121 and  $3,101,606,  for the years ended September 30, 2010 and  2009, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

We have reviewed all accounting pronouncements issued by the Financial Accounting Standards Board since we last issued financial statements as part of our 10-Q filed on  August 16, 2010 and have determined none of them have a material effect on the consolidated financial statements.

Note 2 — Concentrations

For the years ended September 30, 2010 and  2009, we had  revenues of $14,860 and $0, respectively. One customer accounted for all of our revenues in the year ended September 30, 2010. As of September 30, 2010 there were no amounts due from this customer.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $110,500.  The accrued interest on the note was $18,263 and $13,235 as of September 30, 2010 and September 30, 2009, respectively.  The note is currently in default and carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $133,000.  The accrued interest on the note was $21,988 and $15,936 as of September 30, 2010 and September 30, 2009, respectively.  The note is currently in default and carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $7,716.  Accrued interest of $494 and $96 was outstanding of September 30, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $6,500.  Accrued interest of $350 and $18 was outstanding of September 30, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $3,600 and $0, respectively. Accrued interest of $152 and $0 was outstanding of September 30, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $3,516 and $0, respectively. Accrued interest of $98 and $0 was outstanding of September 30, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $5,000 and $0, respectively. Accrued interest of $64 and $0 was outstanding as of September 30, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $6,500 and $0, respectively. Accrued interest of $83 and $0 was outstanding as of September 30, 2010 and September 30, 2009, respectively.

We have an unsecured note payable to Nirta Enterprises, LLC. This note bears interest at five percent 5% per annum and is convertible under certain conditions.  The note was payable in full on June 30, 2010 and is in default.  Nirta Enterprises, LLC is wholly owned by Joseph Nirta, a member of our Board of Directors.  As of September 30, 2010 and September 30, 2009, the note had an outstanding balance of $24,000 and $0, respectively. Accrued interest of $306 was outstanding as of September 30, 2010 and September 30, 2009, respectively.

Future maturities of related party long-term debt as of September 30, 2010 are as follows:

12 Months Ended September 30,
2011	$300,332

We have payables to Richard Stromback and an entity controlled by him for consulting services totaling $242,730 and $145,191 as of  September 30, 2010 and September 30, 2009, respectively, included in accounts payable on the consolidated balance sheets.

On September 2, 2010, we entered into a lease with Omega Development Corporation for office space for our headquarters located in Warren, Michigan.  The lease was effective June 17, 2010 with a term ending December 17, 2010.  As monthly rent, we are to pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month.  Omega Development Corporation is owned by James Juliano, a member of our Board of Directors. See also Note 5—Commitments and Contingencies—Lease Agreements.

Note 4 — Notes Payable

We have the following notes:

September 30, 2010	September 30, 2009

George Resta Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 12,500 shares of the Company’s common stock at $1.75 per share. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payments in October and November of 2008, but did not make payments thereafter. Accrued interest of $22,408 and $9,232 was outstanding as of September 30, 2010 and September 30, 2009, respectively. This note is currently in default.
$38,744	$38,744

Investment Hunter, LLC Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 15,000 shares of the Company’s common stock at $1.75 per share. Additionally, the Company granted the note holder warrants to purchase 125,000 shares of the Company’s common stock at $1.75 per share. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December 2008 were made, but none have been made since.  Accrued interest of  $151,353 and $64,650 was outstanding as of September 30, 2010 and September 30, 2009, respectively. This note is currently in default.
293,557	293,557

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $103,381 and $48,787 was outstanding as of September 30, 2010 and September 30, 2009, respectively. This note is currently in default.
150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a price equal to $.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $71,456 and $34,513 was outstanding as of September 30, 2010 and September 30, 2009, respectively. This note is currently in default.
100,000	100,000

Salpietra Note: Secured note for up to $600,000 with 4.75% interest per annum, with principal and interest due on December 4, 2010. We may extend the note 30 days upon issuance of an option to purchase 15,000 shares of our common stock.  Accrued interest of $2,069 and $0 was outstanding as of September 30, 2010 and September 30, 2009, respectively.  The Note has the ability to convert to our common stock if we secure a public offering of a least $1,000,000 and has piggyback registration rights should we seek registration of common stock with the SEC.  This Note is secured by all of our intellectual property, patents, trade secret formulas and contract rights. Accrued interest of $5,221 and $0 was outstanding as of September 30, 2010 and September 30, 2009, respectively. This note is currently in default.
528,000	-
$1,100,301	$582,301

$1,100,301 and $582,301 of the notes payable in the foregoing table were in default as of both September 30, 2010 and September 30, 2009, respectively.

 Note 5 — Commitments and Contingencies

Consulting Agreements.

            On July 21, 2009, we entered into a new Consulting Agreement with DMG Advisors.  DMG Advisors provided investor, business and financial services to us under the Consulting Agreement and was paid $5,000 per month for services by the issuance of 25,000 shares of the our common stock per month.  The Agreement had a term of six months and terminated on January 15, 2010.

On April 2, 2008, we entered into a letter agreement with Dr. Robert Matheson to become chairman of our Scientific Advisory Board.  Under the agreement we granted Dr. Matheson options to purchase 100,000 shares of our common stock.  Each option is exercisable at a price of $2.05 per share.  The options vest as follows: 25,000 immediately upon grant; 25,000 on October 3, 2008; 25,000 on April 3, 2009, and the remaining 25,000 on October 3, 2009.  The options will all expire on April 3, 2018.

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

On June 12, 2009, we entered into an agreement whereby Trimax would be paid a commission of 15% for licensing revenues and 3% of product sales to Daewoo. This new agreement expired June 12, 2010.

On January 1, 2009, we entered into a new agreement with McCloud Communication to provide investor relations services to us.  The new agreement called for monthly payments of $5,500 for 12 months.  In addition, the consultant forgave $51,603 in past due amounts owed by the Company in exchange for a reset of the exercise price on options to purchase 25,000 shares of our common stock that we issued to the consultant on April 8, 2008. The exercise price at the time of issuance was $4.75 per share.  This price was re-set by our Board to $.88 per share on February 6, 2009. This agreement expired on December 31, 2009.

Employment Agreements.

On January 1, 2007, we entered into an employment agreement with Sally J.W. Ramsey Ms. Ramsey is our founder and serves as VP of New Product Development. Vice President New Product Development, that expires on January 1, 2012.  Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice.  Pursuant to the agreement, the officer will be paid an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012.  On December 15, 2008, we amended the agreement to reduce Ms. Ramsey’s annual base salary to $60,000.  In addition, 450,000 options were granted to the officer to acquire our common stock at $2.00 per share. 150,000 options will vest on January 1, 2010, 150,000 options will vest on January 1, 2011 and the remaining 150,000 options will vest January 1, 2012.  The options expire on January 1, 2022. On September 21, 2009, we entered into a second amendment to the employment agreement with Ms. Ramsey that amends her employment agreement with us dated January 1, 2007 to provide for an annual salary of $75,000 effective November 1, 2009.  From December 15, 2008 until September 21, 2009, Ms. Ramsey's annual salary was $60,000.

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett , our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The agreement expires on September 21, 2012. Mr. Crockett will receive an annual base salary of $200,000. The Compensation Committee of the Board of Directors may review Mr. Crockett’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Crockett’s previously awarded stock options was adjusted so that 110,000 stock options will vest 12 months, 18 months and 24 months respectively from Mr. Crockett’s initial date of employment (September 15, 2008).  Mr. Crockett was also granted stock options to purchase 670,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Crockett’s initial date of employment with us (September 15, 2008) with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. Beginning on May 16, 2010, Mr. Crockett has deferred $3,333.33 of his monthly salary. As of 12/31/10, Mr. Crockett had deferred $48,500 of his salary since May 2010.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary. Mr. Iannotti  has served as our Vice President, General Counsel from August 11, 2008 until March 23, 2010 and rejoined us on May 17, 2010. His new employment agreement expires on September 17, 2012. Effective November 1, 2009, Mr. Iannotti will receive an annual base salary of $100,000. The Compensation Committee of the Board of Directors may review Mr. Iannotti’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Iannotti’s previously awarded stock options was adjusted so that 110,000 stock options will vest 12 months, 18 months and 24 months respectively from Mr. Iannotti’s initial date of employment (August 11, 2008).  Mr. Iannotti was also granted stock options to purchase 70,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Iannotti’s’s initial date of employment with us (August 11, 2008) with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with F. Thomas Krotine, our COO.  Effective November 1, 2009, Mr. Krotine will receive an annual base salary of $65,000. The Compensation Committee of the Board of Directors may review Mr. Krotine’s salary to determine what, if any, increases shall be made thereto. Mr. Krotine was also granted stock options to purchase 169,000 shares of our common stock, one-quarter of which shall vest at 6, 12, 18 and 24 months from September 21, 2009 with an exercise price of $.51 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Krotine’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year of a change in control shall be deemed to be a termination without cause. Mr. Krotine’s employment agreement was for one year with automatic one year extensions unless either party gives written notice 30 days prior to expiration that it is opting out of the agreement. As no such notice was given, the agreement renewed automatically on September 21, 2010 and will expire on September 21, 2011.

Contingencies.

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys’ fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter.  On March 15, 2010, the Court found in favor of Investment Hunter, L.L.C. and awarded them $367,000 plus interest from the date of the lawsuit. A judgment against us in the amount of $367,000 plus interest was entered on August 4, 2010.  We have accrued $444,910 including interest, as of September  30, 2010.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We had previously paid McLarty Associates $210,000 and issued 90,000 shares of common stock On August 5, 2010, the court granted McLarty’s motion for summary judgment and on August 6, 2010 the court entered a judgment against us in the amount of $150,000. The amount is included in accounts payable on our balance sheet as of September 30, 2010.

On January 11, 2010, John Henke, the attorney who represented Trimax, LLC, filed suit in the 52nd District Court in Rochester Hills, Michigan to recover $13,750 owed to him as attorneys fees under the Settlement Agreement we reached with Trimax on November 11, 2008.  We settled this suit for a cash payment of $4,000 on June 1, 2010.

 On September 12, 2010, Thomson Reuter (Markets), LLC filed suit in the 37th Judicial District Court in Warren, Michigan for nonpayment of services provided in the amount of $20,297 plus interest.  We have filed an answer in the case and have entered into a settlement agreement to resolve the suit.

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, interest and attorneys fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  We have filed an answer in the case and have been engaged in discussions to resolve his suit.

Lease Commitments.
a.
The Company leases office and lab facilities in Akron, OH on a month-to-month basis for $1,800 per month.  Rent expense for the year ended September 30, 2010 and 2009 was $21,600 and $21,600, respectively.

b.
On September 1, 2008, we executed a lease for our office space in Auburn Hills, Michigan.  The lease calls for average monthly rent of $2,997 and expired on June 15, 2010.  The landlord is a company owned by a shareholder and director of Ecology. Rent expense for the year ended September 30, 2010 and September 30, 2009 under this agreement was $18,380 and $34,699 respectively. We vacated the premises on June 15, 2010 and are no longer obligated under the terms of the lease.

c.
On September 2, 2010, we entered into a lease with Omega Development Corporation for office space for our headquarters located in Warren, Michigan.  The lease was effective June 17, 2010 with a term ending December 17, 2010.  As monthly rent, we are to pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month. Rent expense for the year ended September 30, 2010 was $2,840 under this agreement.

d.
On September 22, 2008, we leased a multi-purpose copier with 36 monthly payments of $526. The first payment was due November 3, 2008.  We recognized expense of $7,109 for the years ended September 30, 2010 and 2009, respectively.

Minimum future rental payments under the above operating leases as of September 30, 2010 are as follows:

Year Ending September 30,	Amount

2011	$9,312

TOTAL:	$9,312

Note 6 — Equity

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

Shares.

On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities.  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $.50 per share.  The preferred securities carry “as converted” voting rights.  As of September 30, 2010, we had issued 2,559 of these convertible preferred shares.  Each convertible preferred security sold under this agreement had warrants (500 warrants for each $1,000 convertible preferred share sold) attached to it.  The warrants were immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our 5% convertible preferred stock through September 30, 2010.

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of September 30, 2010, we had issued 852 of these convertible preferred securities. These shares are convertible into 10,730,136 of our common shares at the sole discretion of Equity 11.

In the event of a voluntary or involuntary dissolution, liquidation or winding up, Equity 11 and SAC will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock.

On September 30, 2009, Ecology Coatings, Inc. and Stromback Acquisition Corporation  (SAC), entered into a Securities Purchase for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  SAC is owned by Richard Stromback, a former member of our Board of Directors.  Until April 1, 2010, SAC had the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  SAC may convert the Convertible Preferred Shares into our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by Purchaser under a Registration Rights Agreement.  One investment of $240,000 was made under this agreement, on October 1, 2009. Per the terms of the agreement and at Mr. Stromback’s direction, we paid $120,000 to him on that date in settlement of past payables owed to him directly or to RJS Ventures, LLC, a company controlled by him.  As of September 30, 2010, we had issued 246 of these Preferred Series B shares. These shares are convertible into 621,292 of our common shares.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

The Company granted non-statutory options as follows during the year ended September 30, 2010:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term	Aggregate Fair Value
Outstanding as of September 30, 2008	$1.83	4,642,119	9.2	$5,011,500
Granted	$.61	1,439,000	9.8	$634,491
Exercised	$.50	50,000	7.8	$76,447
Forfeited	$2.13	900,000	7.8	$1,008,404
Outstanding as of September 30, 2009	$1.13	5,131,119	8.5	$4,561,140
Exercisable	$1.06	2,925,119	6.7	$3,249,831
Outstanding as of September 30, 2009	$1.13	5,131,119	8.5	$4,561,140
Granted	$.06	400,000	9.9	$20,828
Exercised	$-	-	-	-
Forfeited	$-	-	-	-
Outstanding as of September 30, 2010	$1.05	5,531,119	7.9	$4,581,968
Exercisable	$1.21	3,981,369	6.8	$4,336,532

The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and September 13, 2020. Additionally, the options had no intrinsic value as of September 30, 2010.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

Employee and director stock-based compensation expense is measured utilizing the fair-value method.

We account for stock options granted to non-employees under the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists.

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Dividend	None
Expected volatility	86.04%-230.8%
Risk free interest rate	.10%-5.11%
Expected life	5 years

For options issued prior to June 2010, the expected volatility was derived utilizing the price history of another publicly traded nanotechnology company.  This company was selected due to the fact that it is widely traded and is in the same equity sector as us. Beginning with options granted after June 2010, we began to use our stock to calculate the expected volatility. We made this change because we believe that the options granted in September 2010 will be exercised within three years, thus the Company's trading history should be used.

The risk free interest rate figures shown above contain the range of such figures used in the Black-Scholes calculation.  The specific rate used was dependent upon the date of the option grant.

Based upon the above assumptions and the weighted average $1.05 exercise price, the options outstanding at September 30, 2010 had a total unrecognized compensation cost of $198,594 which will be recognized over the remaining weighted average vesting period of 1.3 years. Options cost of $427,308 was recorded as an expense for the year ended September 30, 2010 of which $421,645 was recorded as compensation expense and $5,663 was recorded as consulting expense.

Note 8 -- Income Taxes

         We have incurred losses since operations commenced in 1990.  We have a net operating loss carry forward for income tax purposes of approximately $11,873,819. The total loss carry forward expiring on September 30, 2030 is $1,432,873, expiring on September 30, 2029 is $2,093,526, expiring on September 30, 2028 is $3,959,334, expiring on September 30, 2027 is $3,513,085, expiring on September 30, 2026 is $426,697, expiring on September 30, 2025 is $203,978, expiring on September 30, 2024 is $198,988, expiring on September 30, 2023 is $25,597 and expiring on September 30, 2022 is $19,741.  The Company changed its year-end to September 30th from February 28th effective in fiscal 2006.

         Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

         The income tax benefit at the statutory rate differs from the effective income tax benefit of zero, due to the following:
Tax Rate Reconciliation	2010	2009
Income tax benefit at the statutory rate of 34%	$ (646,360)	(1,761,945)
Compensation and BCF expense	145,285	1,063,946
Other permanent differences, net	13,830	1,446
Change in Valuation Allowance/Other	487,246	696,553
	$ -	$ -

         The principal sources of temporary differences are overall methods of accounting used for financial accounting and tax purposes and different book versus tax depreciation methods.

         As of September 30, 2010 and 2009, the deferred tax asset based on a 34% tax bracket consists of the following:

	2010	2009
Assets:
Federal net operating loss carry forwards	$4,035,538	$ 3,549,921
Cash basis accounting differences	403,322	397,142
Liability:
Depreciation timing differences	10,117	1,227

Deferred tax asset	4,448,977	3,948,290

Valuation allowance	(4,448,977)	(3,948,290)

Net deferred tax asset	$ -	$ -

Note 9 — Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the years ended September 30, 2010 and 2009, we incurred net losses of ($1,901,060) and ($5,182,192), respectively.  As of September 30, 2010 and September 30, 2009, we had stockholders’ deficits of ($2,993,817) and ($2,010,657), respectively. These factors, amongst others, raise substantial doubt the Company's ability to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  We will need to acquire additional immediate funding in fiscal year 2011 to continue our operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 10 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet. The following were noted for disclosure:

On October 15, 2010, we extended the maturity date of the Salpietra note from November 4, 2010 to December 4, 2010. In conjunction with the terms of the original note regarding the extension, we issued Mr. Salpietra 15,000 warrants of our common stock with a strike price of $.06 per share.

We borrowed amounts on the note issued to John Salpietra as follows:

October 4, 2010	$3,000
October 13, 2010	$20,000
October 27, 1010	$24,000
November 12, 2010	$17,000
November 18, 2010	$2,000
November 23, 2010	$3,000
December 3, 2010	$1,500
December 16, 2010	$1,500

On December 21, 2010, we borrowed $100,000 through the issuance of a promissory note to James Juliano, a member of our board of directors. The note bears interest at 5% annually and gives Mr. Juliano the right to convert the outstanding principal and interest into shares of our common stock at $.06 per share at his sole discretion. The note is secured by all of our intellectual property and is due on February 21, 2011. We can extend the maturity date by delivering warrants to purchase 15,000 shares of our common stock to Mr. Juliano.

On December 21, 2010, our Board approved new term sheets for proposed new investment from five individual investors for a total investment of $2.4 million. The term sheets were submitted by: Steven Bull, Scott Cipa, John Salpietra, Joseph Nirta and James Juliano. Messrs. Nirta and Juliano are members of our Board of Directors. Mr. Salpietra is the holder of our $600,000 promissory note. If consummated, the proceeds of the investment will be used to retire debt and fund ongoing operations. The investors propose to acquire convertible preferred shares from us at $1,000 per share. The preferred shares are convertible into our common stock at $.06 per share. The preferred shares will accrue cumulative dividends at 5%. The shares will have piggyback registration rights. Messrs. Nirta and Juliano will each will have the right to appoint a director to our Board for a period of three years. The material conditions of the term sheets include the following conditions: a) approval by our shareholders of a 1 for 5 reverse stock split while retaining 90 million authorized common shares in our articles of incorporation, b) settlement of ninety percent of our outstanding debt for no more than $750,000, c) extension of Mr. Salpietra's promissory note for one year, d) granting Mr. Salpietra the ability to convert his note into our common stock at $.06 per share, e) Messrs. Nirta and Juliano will each be entitled to a breakup fee of $150,000 if we subsequently terminate the terms sheets, and f) the investment is subject to the parties reaching a definitive agreement.

On December 22, 2010, Equity 11 converted all of their convertible preferred shares into 17,006,884 shares of our common stock. Equity 11 is controlled by Jim Juliano, a member of our board of directors.

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, interest and attorneys fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  We have filed an answer in the case and have been engaged in discussions to resolve his suit.

On October 26, 2010, Semple, Marchal & Cooper, LLP, our former auditor, filed suit in the Superior Court of  the County of Maricopa Arizona for nonpayment of professional fees in the amount of $37,882 plus interest.  We are engaged in discussions to resolve this suit.