Form 10-K/A
ECOLOGY COATINGS, INC.
filed 2011-01-14
CIK 1173313

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

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 which was filed on January 13, 2011 is being filed solely to provide Exhibit 23.1 as an Exhibit to Form 10-K.  This Exhibit is the consent by our independent registered public accounting firm, UHY LLP, which was inadvertently omitted from the filing. All other items of our Annual Report on Form 10-K are unaffected by the change described above and have been omitted from this Form 10-K/A.

Part II
Item 15. Exhibits

The Exhibit index listed under Item 15(b) of Part III of our Annual Report on Form 10-K is amended to include Exhibit 23.1 as an exhibit.

Exhibit Index

Exhibit
Number	Description
23.1*	Consent of UHY LLP, an independent registered public accounting firm for incorporation of audit opinion by reference into Form S-8

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of January, 2011.

Date:	January 14, 2011	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)