Form 10-Q
period 2011-02-13
ECOLOGY COATINGS, INC.
filed 2011-02-14
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January  31, 2011, there were 9,983,452 shares of our common stock, $0.001 par value per share (“common stock”) and 252 shares of our Preferred Series B stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
ASSETS
	December 31, 2010	September 30, 2010

Current Assets
Cash	$20,221	$2,814
Prepaid expenses	26,568	30,337

Total Current Assets	46,789	33,151

Property and Equipment
Computer equipment	30,111	30,111
Furniture and fixtures	21,027	21,027
Test equipment	11,096	11,096
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Total fixed assets	116,681	116,681
Less: Accumulated depreciation	(79,951)	(74,756)

Property and Equipment, net	36,730	41,925

Other
Patents-net	208,360	211,845
Trademarks-net	6,954	7,014

Total Other Assets	215,314	218,859

Total Assets	$298,833	$293,935

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
	December 31, 2010	September 30, 2010

Current Liabilities
Accounts payable	$995,460	$989,459
Accounts Payable - related party	242,730	242,730
Credit card payable	114,596	114,622
Accrued liabilities	95,519	71,500
Interest payable	451,292	398,191
Notes payable	1,182,300	1,110,300
Notes payable - related party	400,332	300,332
Preferred dividends payable	1,036	60,618
Total Current Liabilities	3,483,265	3,287,752

Commitments and Contingencies (Note 5)

Stockholders' (Deficit)
Preferred Stock - 10,000,000 $.001 par value shares authorized; 252 and 3,657 shares issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	1	4
Common Stock - 90,000,000 $.001 par value shares authorized; 9,983,452 and 6,582,137 issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	49,941	32,934
Additional paid-in capital	22,985,475	22,738,182
Accumulated Deficit	(26,219,849)	(25,764,937)

Total Stockholders' (Deficit)	(3,184,432)	(2,993,817)

Total Liabilities and Stockholders'
(Deficit)	$298,833	$293,935

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Operations
	For the Three Months Ended	For the Three Months Ended
	December 31, 2010	December 31, 2009
Revenues	$2,470	$5,457

Salaries and fringe benefits	293,149	316,258
Professional fees	30,168	184,143
Other general and administrative costs	47,330	288,184
Total General and Administrative Expenses	370,647	788,585
Operating Loss	(368,177)	(783,128)

Other Income (Expenses)
Other income	763	-
Interest expense	(56,525)	(52,788)
Total other (expenses), net	(55,762)	(52,788)

Net Loss	$(423,939)	$(835,916)

Preferred Dividends—Beneficial Conversion Feature	-	(768,544)
Preferred Dividends—Stock dividends	(30,972)	(53,074)

Net loss available to common shareholders	$(454,911)	$(1,657,534)

Basic and diluted net loss per share	$(.07)	$(.25)

Basic and diluted weighted average of
common shares outstanding	6,914,987	6,556,691

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
	For the Three Months Ended	For the Three Months Ended
	December 31, 2010	December 31, 2009
OPERATING ACTIVITIES
Net loss	$(423,939)	$(835,916)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation and amortization	9,970	11,185
Option expense	163,743	165,044
Issuance of stock for services	-	22,500
Loss from patent abandonment	-	222,122
Changes in Asset and Liabilities
Accounts receivable	-	(5,457)
Prepaid expenses	3,769	-
Bank overdraft	-	(200)
Accounts payable	16,001	(15,445)
Credit card payable	(26)	-
Accrued liabilities	24,019	(25,763)
Interest payable	53,100	49,663
Net Cash Used in Operating Activities	(153,363)	(412,277)

INVESTING ACTIVITIES
Purchase of intangibles	(1,230)	-
Net Cash Used in Investing Activities	(1,230)	-

FINANCING ACTIVITIES
Proceeds from issuance of debt	172,000	3,600
Proceeds from issuance of preferred stock	-	436,000
Net Cash Provided by Financing Activities	172,000	439,600

Net Increase in Cash and Cash Equivalents	17,407	27,323

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,814	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,221	$27,323
See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

Note 1 — Summary of Significant Accounting Policies

Description of the Company.   We were originally incorporated on March 12, 1990 in California (“Ecology-CA”).  Our current entity was incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”).  OCIS completed a merger with Ecology-CA on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc.  We develop EcoBloc™ enabled, ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated nano-material technologies that reduce overall energy consumption and offer a marked decrease in drying time. Ecology’s target markets consist of electronics, automotive and trucking, paper products and original equipment manufacturers (“OEMs”).

Interim Reporting. While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the September 30, 2010 audited annual consolidated financial statements of Ecology Coatings, Inc. (“we”, “us”, the “Company” or “Ecology”).  It is suggested that these interim consolidated financial statements be read in conjunction with our September 30, 2010 annual consolidated financial statements included in the Form 10-K we filed with the Securities and Exchange Commission on January 13, 2011.

Our operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011 or for any other period.

Basis of Presentation. On February 7, 2011, our shareholders approved a one for five reverse stock split. In accordance with U.S. Generally Accepted Accounting Principles, we have restated all share and per share related information to conform to this reverse split for all periods presented. This includes information related to stock options, warrants, and convertible preferred shares. See Note 8.

      Going Concern. In connection with their audit report on our consolidated financial statements as of September 30, 2010, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  Continuance of our operations is dependent upon our ability to raise sufficient capital.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition.   Revenues from licensing contracts are recorded ratable over the life of the contract.  Contingency earnings such as royalty fees are recorded when the amount can reasonably be determined and collection is likely.

Income from forgiveness of payables, debt.  Income from the forgiveness of payables and/or debt is recognized when all of the conditions associated with the forgiveness have been met.

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of December 31, 2010 and December 31, 2009, there were 2,134,974 and 5,306,820 potentially dilutive shares outstanding, respectively.

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

Patents.   It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Five patents were issued as of December 31, 2010 and are being amortized over 8 years.

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

Expense Categories.   Salaries and Fringe Benefits of $293,149 and $316,258 for the three months ended December 31, 2010 and 2009, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $30,168 and  $184,143  for the three months ended December 31, 2010 and  2009, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

We have reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board since we last issued financial statements as part of our 10-K filed on  January 13, 2011 and have determined none of them would have a material effect on the consolidated financial statements.

Note 2 — Concentrations

For the three months ended December 31, 2010 and  2009, we had  revenues of $2,470 and $5,457, respectively. One customer accounted for all of our revenues for the three months ended December 30, 2010 and 2009.  As of December 31, 2010 there were no amounts due from this customer.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $110,500.  The accrued interest on the note was $19,561 and $18,263 as of December 31, 2010 and September 30, 2010, respectively.  The note is currently in default and carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $133,000.  The accrued interest on the note was $23,551 and $21,988 as of December 31, 2010 and September 30, 2010, respectively.  The note is currently in default and carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $7,716.  Accrued interest of $598 and $494 was outstanding of December 31, 2010 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $6,500.  Accrued interest of $436 and $350 was outstanding of December 31, 2010 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $3,600. Accrued interest of $200 and $152 was outstanding of December 31, 2010 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $3,516. Accrued interest of $144 and $98 was outstanding of December 31, 2010 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $5,000. Accrued interest of $190 and $125 was outstanding as of December 31, 2010 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $6,500. Accrued interest of $241 and $157 was outstanding as of December 31, 2010 and September 30, 2010, respectively.

We have an unsecured note payable to Nirta Enterprises, LLC. This note bears interest at five percent 5% per annum and is convertible under certain conditions.  The note was payable in full on December 31, 2010 and is in default.  Nirta Enterprises, LLC is wholly owned by Joseph Nirta, a member of our Board of Directors.  As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $24,000. Accrued interest of $865 and $555 was outstanding as of December 31, 2010 and September 30, 2010, respectively.

We have an unsecured note payable to James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible into shares of our stock at $.06. It is due payable in full on February 21, 2011. As of December 31, 2010 and September 30, 2010, the note had an outstanding balance of $100,000 and $0, respectively. Accrued interest of $137 and $0 was outstanding as of December 31, 2010 and September 30, 2010, respectively.

We have payables to Richard Stromback and an entity controlled by him for consulting services totaling $242,730 as of  December 31, 2010 and September 30, 2010, respectively, included in accounts payable on the consolidated balance sheets.

On September 2, 2010, we entered into a lease with Omega Development Corporation for office space for our headquarters located in Warren, Michigan.  The lease was effective June 17, 2010 with a term ending December 17, 2010.  We currently lease the facilities on a month to month basis. As monthly rent, we are to pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month.  Omega Development Corporation is owned by James Juliano, a member of our Board of Directors. See also Note 5—Commitments and Contingencies—Lease Agreements.

Note 4 — Notes Payable

We have the following notes:

December 31, 2010	September 30, 2010

George Resta Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 3,000 shares of the Company’s common stock at $8.75 per share. Additionally, the Company granted the note holder warrants to purchase 2,500 shares of the Company’s common stock at $8.75 per share. On November 14, 2008, we agreed to pay the note holder $10,000 per month until the principal and accrued interest is paid off. We made such payments in October and November of 2008, but did not make payments thereafter. Accrued interest of $26,262 and $22,408 was outstanding as of December 31, 2010 and September 30, 2010, respectively. This note is currently in default.
$38,744	$38,744

Investment Hunter, LLC Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 3,000 shares of the Company’s common stock at $8.75 per share. Additionally, the Company granted the note holder warrants to purchase 25,000 shares of the Company’s common stock at $8.75 per share. On November 13, 2008, we agreed to pay the note holder $100,000 per month until the principal and accrued interest is paid off. The payments for October, November, and December 2008 were made, but none have been made since.  Accrued interest of  $146,710 and $151,353 was outstanding as of December 31, 2010 and September 30, 2010, respectively. This note is currently in default.
293,557	293,557

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $3.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $2.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $127,653 and $103,381 was outstanding as of December 31, 2010 and September 30, 2010, respectively. This note is currently in default.
150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $2.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $2.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $87,878 and $71,456 was outstanding as of December 31, 2010 and September 30, 2010, respectively. This note is currently in default.
100,000	100,000

Salpietra Note: Secured note for up to $600,000 with 4.75% interest per annum, with principal and interest due on December 4, 2010. On January 18, 2011, the noteholder agreed to extend the due date until December 4, 2011 and we granted him the right to convert the note into shares of our common stock at $.06 per share. See also Note 9—Subsequent Events.  Accrued interest of $14,282 and $7,294 was outstanding as of December 31, 2010 and September 30, 2010, respectively.  The Note has the ability to convert to our common stock if we secure a public offering of a least $1,000,000 and has piggyback registration rights should we seek registration of common stock with the SEC.  This Note is secured by all of our intellectual property, patents, trade secret formulas and contract rights. This note is currently in default.
600,000	528,000
$1,182,301	$1,100,301

$1,182,301 and $1,100,301 of the notes payable in the foregoing table were in default as of December 31, 2010 and September 30, 2010, respectively.  See also Note 9—Subsequent Events.

 Note 5 — Commitments and Contingencies

Consulting Agreements.

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

Employment Agreements.

On January 1, 2007, we entered into an employment agreement with Sally J.W. Ramsey Ms. Ramsey is our founder and serves as VP of New Product Development. Vice President New Product Development, that expires on January 1, 2012.  Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice.  Pursuant to the agreement, the officer will be paid an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012.  On December 15, 2008, we amended the agreement to reduce Ms. Ramsey’s annual base salary to $60,000.  In addition, 90,000 options were granted to the officer to acquire our common stock at $10.00 per share. 30,000 options vested on January 1, 2010, 30,000 options will vest on January 1, 2011 and the remaining 30,000 options will vest January 1, 2012.  The options expire on January 1, 2022. On September 21, 2009, we entered into a second amendment to the employment agreement with Ms. Ramsey that amends her employment agreement with us dated January 1, 2007 to provide for an annual salary of $75,000 effective November 1, 2009.  From December 15, 2008 until September 21, 2009, Ms. Ramsey's annual salary was $60,000.

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett , our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The agreement expires on September 21, 2012. Mr. Crockett will receive an annual base salary of $200,000. The Compensation Committee of the Board of Directors may review Mr. Crockett’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Crockett’s previously awarded stock options was adjusted so that 22,000 stock options will vest 12 months, 18 months and 24 months respectively from Mr. Crockett’s initial date of employment (September 15, 2008).  Mr. Crockett was also granted stock options to purchase 134,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Crockett’s initial date of employment with us (September 15, 2008) with an exercise price of $2.55 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. Beginning on May 16, 2010, Mr. Crockett has deferred $3,333 of his monthly salary.   As of December 31, 2010, Mr. Crockett had deferred $48,500 of his salary since May 2010.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary. Mr. Iannotti  has served as our Vice President, General Counsel from August 11, 2008 until March 23, 2010 and rejoined us on May 17, 2010. His new employment agreement expires on September 17, 2012. Effective November 1, 2009, Mr. Iannotti will receive an annual base salary of $100,000. The Compensation Committee of the Board of Directors may review Mr. Iannotti’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Iannotti’s previously awarded stock options was adjusted so that 22,000 stock options will vest 12 months, 18 months and 24 months respectively from Mr. Iannotti’s initial date of employment (August 11, 2008).  Mr. Iannotti was also granted stock options to purchase 14,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Iannotti’s’s initial date of employment with us (August 11, 2008) with an exercise price of $2.55 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with F. Thomas Krotine, our COO.  Effective November 1, 2009, Mr. Krotine will receive an annual base salary of $65,000. The Compensation Committee of the Board of Directors may review Mr. Krotine’s salary to determine what, if any, increases shall be made thereto. Mr. Krotine was also granted stock options to purchase 33,800 shares of our common stock, one-quarter of which shall vest at 6, 12, 18 and 24 months from September 21, 2009 with an exercise price of $2.55 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Krotine’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year of a change in control shall be deemed to be a termination without cause. Mr. Krotine’s employment agreement was for one year with automatic one year extensions unless either party gives written notice 30 days prior to expiration that it is opting out of the agreement. As no such notice was given, the agreement renewed automatically on September 21, 2010 and will expire on September 21, 2011.

Contingencies.

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys’ fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter.  On March 15, 2010, the Court found in favor of Investment Hunter, L.L.C. and awarded them $367,000 plus interest from the date of the lawsuit. A judgment against us in the amount of $367,000 plus interest was entered on August 4, 2010.  We have accrued $440,267 including interest relating to this note, as of December 31, 2010.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We had previously paid McLarty Associates $210,000 and issued 18,000 shares of common stock On August 5, 2010, the court granted McLarty’s motion for summary judgment and on August 6, 2010 the court entered a judgment against us in the amount of $150,000. The amount is included in accounts payable on our balance sheet as of December 31, 2010.

 On September 12, 2010, Thomson Reuter (Markets), LLC filed suit in the 37th Judicial District Court in Warren, Michigan for nonpayment of services provided in the amount of $20,297 plus interest.  We have filed an answer in the case and have entered into a settlement agreement to resolve the suit for $8,500.

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, interest and attorneys fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  We have filed an answer in the case and have been engaged in discussions to resolve his suit. We have accrued $465,531 including interest relating to this note, as of December 31, 2010.

On October 26, 2010, Semple, Marchal & Cooper, LLP, our former auditor, filed suit in the Superior Court of  the County of Maricopa Arizona for nonpayment of professional fees in the amount of $37,882 plus interest.  We have  accrued  $61,845 in our accounts payable as of December 31, 2010 for this vendor. We are engaged in discussions to resolve this suit.

Lease Commitments.
a.	We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,800 per month. Rent expense for the three months ended December 31, 2010 and 2009 was $5,400 and $5,400, respectively.

b.
On September 2, 2010, we entered into a lease with Omega Development Corporation for office space for our headquarters located in Warren, Michigan.  The lease was effective June 17, 2010 with a term ending December 17, 2010.  We currently lease the facility on a month to month basis. As monthly rent, we are to pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month. Rent expense for the three months ended December 31, 2010 was $3,752 under this agreement.

Note 6 — Equity

Warrants.   On December 16, 2006, we issued warrants to Trimax, LLC to purchase 100,000 shares of our stock at $10.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $4.50 per share.  The warrants vested on December 17, 2007. As of December 31, 2010, the remaining life of the warrants is 6.1 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 52,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of December 31, 2010, the remaining life of the warrants is 7.1 years.

On March 1, 2008, we issued warrants to George Resta to purchase 2,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of December 31, 2010, the remaining life of the warrants is 7.1 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 25,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of December 31, 2010, the remaining life of the warrants is 7.1 years.

On June 9, 2008, we issued warrants to Hayden Capital to purchase 42,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of December 31, 2010, the remaining life of the warrants is 7.4 years.

On June 21, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $3.75 per share.  The warrants vested upon issuance. As of December 31, 2010, the remaining life of the warrants is 7.4 years.

On July 14, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $2.50 per share.  The warrants vested upon issuance.  As of December 31, 2010, the remaining life of the warrants is 7.4 years.

On July 14, 2008, we issued warrants to George Resta to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of December 31, 2010, the remaining life of the warrants is 7.4 years.

On July 14, 2008, we issued warrants to Investment Hunter, LLC to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of December 31, 2010, the remaining life of the warrants is 7.4 years.

We issued the following immediately vested warrants to Equity 11 in conjunction with Equity 11’s purchases of our 5% convertible preferred stock:

	Strike	Date	Expiration
Number	Price	Issued	Date
20,000	$3.75	July 28, 2008	July 28, 2018
1,000	$3.75	August 20, 2008	August 20, 2018
5,000	$3.75	August 27, 2008	August 27, 2018
100,000	$3.75	August 29, 2008	August 29, 2018
75,000	$3.75	September 26, 2008	September 26, 2018
9,400	$ 3.75	January 23, 2009	January 23, 2014
3,000	$ 3.75	February 10, 2009	February 10, 2014
2,500	$ 3.75	February 18, 2009	February 18, 2014
4,000	$ 3.75	February 26, 2009	February 26, 2014
2,300	$ 3.75	March 10, 2009	March 10, 2014
8,000	$ 3.75	March 26, 2009	March 26, 2014
2,150	$3.75	April 14, 2009	April 14, 2014
3,350	$3.75	April 29, 2009	April 29, 2014

On November 11, 2008, we issued warrants to purchase 400,000 shares of our common stock at $2.50 per share to Trimax. The warrants vested upon issuance.  The remaining life of the warrants is 8.1 years.

Shares.

On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities.  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $2.50 per share.  The preferred securities carry “as converted” voting rights.  As of December 1, 2010, we had issued 2,623 of these convertible preferred shares.  The shares were converted into 1,049,200 common shares on December 22, 2010. Each convertible preferred security sold under this agreement had warrants (100 warrants for each $1,000 convertible preferred share sold) attached to it.  The warrants were immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $3.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our 5% convertible preferred stock through December 31, 2010.  On December 1, 2010, we issued 62 shares of convertible preferred stock in lieu of dividends. These shares were converted into 24,800 shares of common stock on December 22, 2010.

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of December 31, 2010, we had issued 872 of these convertible preferred securities. These shares were converted into 2,352,115 common shares on December 22, 2010.  Included in the this converted shares figure were 200,000 common shares resulting from the issuance of 20 shares of convertible preferred stock on December 1, 2010 in lieu of dividends.

In the event of a voluntary or involuntary dissolution, liquidation or winding up, Equity 11 and SAC will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock.

On September 30, 2009, Ecology Coatings, Inc. and Stromback Acquisition Corporation  (SAC), entered into a Securities Purchase for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  SAC is owned by Richard Stromback, a former member of our Board of Directors.  Until April 1, 2010, SAC had the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  SAC may convert the Convertible Preferred Shares into our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by Purchaser under a Registration Rights Agreement.  One investment of $240,000 was made under this agreement, on October 1, 2009. Per the terms of the agreement and at Mr. Stromback’s direction, we paid $120,000 to him on that date in settlement of past payables owed to him directly or to RJS Ventures, LLC, a company controlled by him.  As of December 31, 2010, we had issued 252 of these Preferred Series B shares. These shares are convertible into 142,170 of our common shares.

Note 7 — Stock Options

Stock Option Plan.   On May 9, 2007, we adopted a stock option plan and reserved 900,000 shares for the issuance of stock options or for awards of restricted stock. On December 2, 2008, our Board of Directors authorized the addition of 200,000 shares of our common stock to the 2007 Plan.  On February 7, 2011, our shareholders voted to add 4,400,000 additional shares to the stock option plan. All prior grants of options were included under this plan.  The plan provides for incentive stock options, nonqualified stock options, rights to restricted stock and stock appreciation rights.  Eligible recipients are employees, directors, and consultants.  Only employees are eligible for incentive stock options.

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

We did not grant any non-statutory options during the quarter ended December 31, 2010:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term	Aggregate Fair Value
Outstanding as of September 30, 2010	$5.25	1,086,224	7.9	$4,902,377
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2010	$5.35	1,086,224	7.6	$4,902,377
Exercisable	$5.30	961,224	5.6	$4,646,376

The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and September 13, 2020. Additionally, the options had no intrinsic value as of December 31, 2010.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Dividend	None
Expected volatility	86.04%-230.8%
Risk free interest rate	.10%-5.11%
Expected life	5 years

For options issued prior to June 2010, the expected volatility was derived utilizing the price history of another publicly traded nanotechnology company.  This company was selected due to the fact that it is widely traded and is in the same equity sector as us. Beginning with options granted after June 2010, we began to use our stock to calculate the expected volatility. We made this change because we believe that the options granted in September 2010 will be exercised within three years, thus our trading history should be used.

The risk free interest rate figures shown above contain the range of such figures used in the Black-Scholes calculation.  The specific rate used was dependent upon the date of the option grant.

Based upon the above assumptions and the weighted average $5.35 exercise price, the options outstanding at December 31, 2010 had a total unrecognized compensation cost of $34,851 which will be recognized over the remaining weighted average vesting period of .9 years. Options cost of $163,743 was recorded as an expense for the three months ended December 31, 2010, all of which was recorded as compensation expense.

Note 8 — Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We continue to incur net losses and have an accumulated deficit of $(26,619,849), a stockholder’s deficit of $(3,184,432) and negative working capital of $(3,436,476). These factors raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  We will need to acquire additional immediate funding in fiscal year 2011 to continue our operations.  See Note 9 for a discussion of anticipated financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 9 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet. The following were noted for disclosure:

On January 18, 2011, we extended the due date of our $600,000 promissory note with John M. Salpietra to December 4, 2011 and granted him the right to convert the note into shares of our common stock at $.06 per share.

Our 2011 annual meeting was held on February 7, 2011.  At the meeting, our shareholders approved the following actions:

•	A 1 for 5 reverse split of our common shares while retaining the 90 million common shares in our Articles of Incorporation;
•	Election of Sally Ramsey, James Orchard and Daniel Rempinski to our Board of Directors;
•	An amendment of our bylaws to increase the size of our Board from 5 to 7;
•	Ratification of UHY LLP as our independent registered public accounting firm;
•	Ratification and approval of 5,500,000 post-split shares for our 2007 Stock Option and Restricted Stock Plan.

The 1 for 5 reverse split of our common shares met a significant condition for the consummation of an investment of $2.4 million that our Board of Directors unanimously approved on December 21, 2010. Term sheets were submitted by:  Steven Bull, Scott Cipa, John Salpietra, Joseph Nirta and James Juliano. Messrs. Nirta and Juliano are members of our Board of Directors. Mr. Salpietra is the holder of our $600,000 promissory note. If consummated, the proceeds of the investment will be used to retire debt and fund ongoing operations. The investors propose to acquire convertible preferred shares from us at $1,000 per share. The preferred shares are convertible into our common stock at $.06 per share. The preferred shares will accrue cumulative dividends at 5%. The shares will have piggyback registration rights. Messrs. Nirta and Juliano will each  have the right to appoint a director to our Board for a period of three years. The material conditions of the term sheets include the following conditions: a) approval by our shareholders of a 1 for 5 reverse stock split while retaining 90 million authorized common shares in our articles of incorporation, b) settlement of ninety percent of our outstanding debt for no more than $750,000, c) extension of Mr. Salpietra's promissory note for one year, d) granting Mr. Salpietra the ability to convert his note into our common stock at $.06 per share, e) Messrs. Nirta and Juliano will each be entitled to a breakup fee of $150,000 if we subsequently terminate the terms sheets, and f) the investment is subject to the parties reaching a definitive agreement.  We have entered into settlement agreements with a variety of our vendors and note holders which will be paid upon shareholder approval of the 1 for 5 reverse stock split and closing of the new investment.

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

Our patent and intellectual property activities to date include:

•	five patents covering elements of our technology from the United States Patent and Trademark Office (“USPTO”)

•	two European patents allowed and nine pending patent applications in foreign countries

•	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”; and

•	200+ proprietary coatings formulations.

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

Operating Results

Three Months Ended December 31, 2010 and 2009

Revenues.  Product sales generated revenues of $2,470 for the three months ended December 31, 2010. We had product sales of $5,457 for the corresponding period in 2009.

Salaries and Fringe Benefits.  The decrease of approximately $23,000 in such expenses for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 is the result of the reduction of the salary of one employee effective May 15, 2010 as well as reduction in health care expense resulting from the transition to a less expensive plan.

Professional Fees.  The decrease of approximately $154,000 in these expenses for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 is due to the elimination of consulting agreements for general business consulting and investor relations as well as a reduction in legal fees.

Other General and Administrative.  The decrease of approximately $241,000 in these expenses for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 is due to almost entirely to the expense associated with the abandonment of certain patents in the 2009 period.

Operating Losses.  The decreased Operating Loss of approximately $415,000 between the reporting periods is explained in the discussion above.

Interest Expense. The increase of approximately $3,700 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 results from an increase in average outstanding debt in the current period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended December 31, 2010 and 2009 as we have fully reserved the asset until realization is more likely than not.

Net Loss.  The decrease in the Net Loss of approximately $412,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended December 31, 2010 reflects the decreased Net Loss discussed above as well as by the increase in weighted average shares outstanding during the three months ended December 31, 2010.

Liquidity and Capital Resources

We had $20,221 in cash as of December 31, 2010.  In the three months ended December 31, 2010, we had cash used in operations of approximately $163,000 and cash used to purchase fixed and intangible assets of $1,230   offset by borrowings of  $172,000.

We have incurred an accumulated deficit of $26,219,849.  Of this amount, approximately $15,900,000 stems from non-cash items such as options expense, beneficial conversion expense, depreciation and amortization, and changes in working capital accounts. We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue, though we did generate $2,470 in revenue in the three months ended December 31, 2010.

We expect to continue using substantial amounts of cash to: (i) fund ongoing salaries, professional fees, and general administrative expenses; (ii) further develop and commercialize our products; (iii) develop and protect our intellectual property.  Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenue.

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of convertible preferred securities.

As of December 31, 2010, we had notes payable to eleven separate parties on which we owed approximately $2,034,000 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  Notes and the accrued interest totaling $970,804 owing to three note holders were due prior to September 30, 2009 and their holders demanded payment.  We have paid $320,000 in principal and accrued interest against the remaining principal and interest balance on two of these notes.  We have not made any payment to the third note holder to whom we owed $465,531 in principal and accrued interest as of December 31, 2010.  Additionally, we have notes owing to shareholders totaling $286,612 including accrued interest as of December 31, 2010.  These notes were due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured except for the $600,000 owing on the Salpietra note which is secured by our patents and intellectual property. There was approximately $614,282 outstanding, including accrued interest, on the Salpietra note as of December 31, 2010.

On December 22, 2010, Equity 11 converted all of their convertible preferred shares into 3,401,311 shares of our common stock.  In addition, Stromback Acquisition Corporation purchased 240 Preferred Series B shares on October 1, 2009 and, together with the June 1, 2010 and December 1, 2010 dividends issued in lieu of cash, now holds 252 Preferred Series B shares.   Equity 11’s and SAC’s ability to purchase additional Preferred Series B shares has now lapsed.  On various dates between  May 11, 2010 and December 15, 2010, we received a total of $600,000 from a promissory note we issued to John Salpietra.  This note has provided sufficient capital to allow us to satisfy certain obligations and to continue our operations for a limited period of time.  We have recently entered into investment term sheets with a group of individuals for a $2.4 million investment.  This investment requires the holders of a majority of our outstanding shares to approve a 1 for 5 reverse split and, on February 7, 2011, our shareholders approved the reverse split. We are working on closing and securing the $2.4 million investment. We do not have any other binding commitments for additional financing.

If the $2.4 million investment is not completed, we will need to raise immediate additional funds in 2011 to continue our operations.   We are pursuing debt or equity financing, additional bridge financing, and negotiating with creditors for a reduction and/or extension of debt and other obligations through the issuance of stock.  At this point, we cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we would be forced to cease our business, sell all or part of our assets, and/or seek protection under applicable bankruptcy laws.

As of December 31, 2010, there were 9,983,452 shares of our common stock, $0.001 par value per share (“common stock”) and 252 shares of our Preferred Series B stock issued and outstanding. As of December 31, 2010, options and warrants to purchase up to 1,992,804 shares of common stock had been granted and were outstanding.

See also the financial statements incorporated in this From 10-Q under Item 1 and, specifically, Note 9-Subsequent Events for a discussion of our financing activities since December 31, 2010.

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

Item 4.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2010, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We had an accumulated deficit of $26,219,849 as of December 31, 2010. Approximately $15,900,000 of this amount is due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, preferred stock dividends, and stock issued to pay for services, payables, and debt extensions .  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied primarily on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”) as well as debt from private sources.  The Equity 11 and SAC investment agreements are no longer effective. We will need to raise immediate additional capital in fiscal year 2011 in order to continue to fund our operations.

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

Our auditors have expressed a going concern opinion

We have incurred losses, primarily as a result of our inception stage, general and administrative, and pre-production expenses and our limited amount of revenue.  Accordingly, we have received a report from our independent auditors included in our 2010 annual report that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

We need immediate additional financing in 2011 to continue our operations.

As of December 31, 2010, we were in default on approximately $1,899,147 in short term debt, including accrued interest.  Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise additional funds in January 2011 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.

During our last fiscal quarter  ended December 31, 2010, we relied on the issuance of debt to fund our operations.  We raised $172,000 from the issuance of notes during the three months ended December 31, 2010.  On May 15, 2009, we entered into a Convertible Preferred Securities Agreement with Equity 11 under which Equity 11 may purchase additional shares of our Preferred Series B stock.  This agreement has expired and on December 21, 2010, Equity 11 converted its Preferred Series A and Series B stock into shares of our common stock.  On September 30, 2009, we entered into a Securities Purchase Agreement with SAC but such agreement does not commit SAC to provide any additional financing beyond the initial investment which netted us $120,000.  We have maintained minimal cash reserves since October 2008 and have relied primarily on additional investments from Equity 11 and SAC as well as debt from private sources.  We have recently entered into investment term sheets with a group of individuals for a $2.4 million investment.  This investment required the holders of a majority of our outstanding shares to approve a 1 for 5 reverse split which occurred on February 7, 2011.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which expires on January 1, 2012.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  On September 21, 2009, we entered into new employment agreements with our Chief Executive Officer, Chief Operating Officer, and General Counsel and entered into an amendment to Ms. Ramsey’s employment agreement.  On May 17, 2010, we entered into a new employment with our VP, General Counsel & Secretary.

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

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During fiscal year 2010, our low and high market prices of our (pre-reverse split) stock were $0.04 per share (August 16, 2010) and $.55 per share (October 5, 2009).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholder to sell our common stock.

Control by key stockholders

As of December 31, 2010, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 83.9% of the voting power of our outstanding capital stock.  The terms of the proposed $2,400,000 investment in us require that the investors will have the right to appoint two directors to our Board.  Such stock ownership and governance rights may constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

The issuance and exercise of additional options, warrants, and convertible securities may dilute the ownership interest of our stockholders

To the extent that our outstanding stock options and warrants are exercised, preferred shares are converted to common stock and/or promissory notes are converted into common stock, dilution to the ownership interests of our stockholders will occur.  On December 22, 2010, Equity 11 converted all of their convertible preferred shares into 3,401,311 shares of our common stock.  SAC continues to hold 252 shares of our Preferred Series B stock.

As of December 31, 2010, we had granted options to purchase 1,086,224 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of December 31, 2010, we had issued warrants to purchase 906,580 shares of our common stock which includes 235,700 warrants issued to Equity 11.  As of December 31, 2010, there was $970,804 outstanding in principal and accrued interest on notes held by Investment Hunter, LLC, George Resta and Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash. As of February 8, 2011, we had entered into an agreement with one of our vendors under which they would cancel approximately $340,000 in amounts we owe them in exchange for $30,000 in cash and 650,000 shares of our common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The common stock and preferred stock can be issued by our Board of Directors without stockholder approval.  Shareholder approval of a 1 for 5 reverse stock split of our common shares is a condition of a proposed $2.4 million investment in us and occurred on February 7, 2011.  When the new investment is made and the preferred shares are converted into shares of our common stock, the ownership interests of our common shareholders will be diluted.  Any future issuances of our common stock or preferred stock could further dilute the percentage ownership of our existing stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any sales of unregistered securities during the quarter ended December 31, 2010.

Item 3. Defaults Upon Senior Securities

As of December 31, 2010, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on December 31, 2010

Investment Hunter, LLC	March 1, 2008	$440,267

Mitchell Shaheen I	September 21, 2008	$277,653

Mitchell Shaheen II	July 14, 2008	$187,878

George Resta	March 1, 2008	$65,006

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$156,551

Deanna Stromback	December 15, 2003	$130,061

Nirta Enterprises	April 15, 2010	$24,865

John Salpietra	May 11, 2010	$614,282

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.3	By-laws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholder of OCIS, Corp., a Nevada corporation, dated as of April 30, 2007. (2)

10.5	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.6	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.7	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)
10.8	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.9	2007 Stock Option and Restricted Stock Plan. (2)

10.10	Form of Stock Option Agreement. (2)

10.11	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.12	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.13	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.14	Allonge to Promissory Note dated August 10, 2003 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.15	Promissory Note made in favor of George Resta dated March 1, 2008. (4)

10.16	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (4)

10.17	Promissory Note made in favor of Mitch Shaheen dated September 18, 2008. (6)

10.18	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (7)

10.19	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2009. (7)

10.20	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (7)

10.21	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (7)

10.22	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (8)

10.23	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (8)

10.24	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (9)

10.25	Promissory Note made in favor of Seven Industries date December 24, 2008. (10)

10.26	Promissory Note dated January 8, 2009 in favor of Seven Industries. (12)

10.27	Amendment of Seven Industries December 24, 2008 Promissory Note. (12)

10.28	Warrant W-6. (13)

10.29	Warrant W-8. (15)

10.30	Warrant W-9. (16)

10.31	Warrant W-10. (17)

10.32	Warrant W-11. (18)

10.33	Warrant W-12. (19)

10.34	Promissory Note in favor of JB Smith LC dated May 5, 2009. (20)

10.35	DMG Advisors Consulting and Settlement Agreements. (22)

10.36	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008. (24)

10.37	Securities Purchase Agreement with Stromback Acquisition Corporation dated September 30, 2009. (25)

10.38	Employment Agreement with Robert G. Crockett dated September 21, 2009. (26)

10.39	Employment Agreement with F. Thomas Krotine dated September 21, 2009. (26)

10.40	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 21, 2009. (26)

10.41	Promissory Note in favor of Sky Blue Ventures in the amount of $6,500 dated September 10, 2009. (27)

10.42	Promissory Note in favor of JB Smith LC in the amount of $7,716.40 dated August 11, 2009. (28)

10.43	Commercialization Agreement with WS Packaging Group, Inc. dated February 3, 2010 (23)

10.44	Master Manufacturing Agreement with DIC Imaging Products USA, LLC (28)

10.45	Promissory note dated May 11, 2010 in favor of John Salpietra (29)

10.46	Employment Agreement with Daniel Iannotti dated May 17, 2010 (30)

10.47	Headquarters Lease with Omega Development Corporation dated September 2, 2010 (29)

10.48	Extension of Salpietra Promissory Note Due Date dated October 15, 2010 (30)

10.49	Press Release dated September 23, 2010 concerning acceptance of investment term sheets (31)

10.50	Letter to Shareholders dated November 17, 2010 (32)

10.51	Juliano Promissory Note dated December 21, 2010 (33)

10.52	Salpietra Note extension dated January 18, 2011 (34)

21.1	List of subsidiaries. (2)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(34) Incorporation by reference from our Form 8-K filed with the SEC on January 24, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 14, 2011	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)