Form 10-Q
period 2011-05-12
ECOLOGY COATINGS, INC.
filed 2011-05-12
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 15, 2011, there were 10,658,506 shares of our common stock, $0.001 par value per share (“common stock”)  252 shares of our Preferred Series B stock and 1,165 shares of our Preferred Series C stock issued and outstanding.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
ASSETS
	March 31, 2011	September 30, 2010

Current assets
Cash	$28,941	$2,814
Accounts receivable	720	-
Prepaid expenses	14,365	30,337

Total current assets	44,026	33,151

Property and equipment
Computer equipment	31,650	30,111
Furniture and fixtures	21,027	21,027
Test equipment	29,481	11,096
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Total fixed assets	136,605	116,681
Less: accumulated depreciation	(82,502)	(74,756)

Property and equipment, net	54,103	41,925

Other
Patents-net	204,401	211,845
Trademarks-net	6,894	7,014

Total other assets	211,296	218,859

Total Assets	$309,425	$293,935

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
	March 31, 2011	September 30, 2010

Current liabilities
Accounts payable	$6,797	$989,459
Accounts payable - related party	-	242,730
Credit card payable	-	114,622
Accrued liabilities	246,451	71,500
Interest payable	318,299	398,191
Notes payable	250,000	1,110,300
Notes payable - related party	900,332	300,332
Preferred dividends payable	18,088	60,618
Total current liabilities	1,739,967	3,287,752

Commitments and Contingencies (Note 5)

Stockholders' (deficit)
Preferred stock - 10,000,000 $.001 par value shares authorized; 1,417 and 3,657 shares issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	3	4
Common stock - 90,000,000 $.001 par value shares authorized; 10,658,506 and 6,582,137 issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	50,616	32,934
Additional paid-in capital	25,438,006	22,738,182
Accumulated deficit	(26,919,167)	(25,764,937)

Total Stockholders' (deficit)	(1,430,542)	(2,993,817)

Total liabilities and stockholders'
(Deficit)	$309,425	$293,935

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Revenues	$ 720	$ 5,428	$3,190	$ 10,885

Salaries and fringe benefits	139,845	260,313	432,995	576,570
Professional fees	112,856	87,555	143,024	271,781
Other general and administrative costs	76,735	82,777	124,065	370,961
Total general and administrative expenses	329,436	430,645	700,084	1,219,312

Operating loss	(328,716)	(425,217)	(696,894)	(1,208,427)

Other income (expense)
Income from forgiveness of payables and debt	872,861	-	872,861	-
Other income	5		767
Interest expense	(61,416)	(53,289)	(117,941)	(106,079)
Total other income (expenses) - net	811,450	(53,289)	755,687	(106,079)

Net income (loss )	482,734	$(478,506)	$58,793	$(1,314,506)

Preferred dividend – beneficial
Conversion	(1,165,000)	(220,000)	(1,165,000)	(988,544)
Preferred dividends – stock Dividends	(17,052)	(43,912)	(48,024)	(96,986)

Net loss available to common shareholders	(699,318)	(742,418)	(1,154,231)	(2,400,036)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.14)	$(0.36)

Basic and diluted weighted average
shares outstanding	10,208,506	6,582,137	8,543,596	6,578,373

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	six months ended	six months ended
	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net income (loss)	$58,793	$(1,314,506)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Income from forgiveness of payables and debt	(872,861)
Depreciation and amortization	17,295	22,746
Option expense	172,451	270,676
Issuance of stock for payables, services	114,500	22,500
Loss from patent abandonment	-	222,112
Changes in Asset and Liabilities
Accounts receivable	(720)	-
Prepaid expenses	15,972	-
Bank overdraft	-	1,021
Accounts payable	(530,631)	74,421
Accrued liabilities	174,952	103,907
Credit card payable	(22,719)	-
Interest payable	(79,892)	101,024
Net Cash Used In Operating Activities	(952,861)	(496,099)
INVESTING ACTIVITIES
Purchase of fixed assets	(19,924)	(1,400)
Purchase of patents and trademarks	(1,985)	(617)
Net Cash Used in Investing Activities	(21,909)	(2,017)
FINANCING ACTIVITIES
Repayment of debt	(236,103)	-
Proceeds from issuance of debt	292,000	7,116
Proceeds from issuance of convertible preferred stock	945,000	491,000
Net Cash Provided By Financing Activities	1,000,897	498,116

Net Change in Cash and Cash Equivalents	26,127	-

CASH AND CASH EQUIVALENTS AT BEGINNING
BEGINNING OF PERIOD	2,814	-
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$28,941	$ -

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	six months ended	six months ended
	March 31, 2011	March 31, 2010
Debt converted into preferred shares	220,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$193,897	$ -

See the accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND MARCH 31, 2010

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

Our operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011 or for any other period.

Basis of Presentation. On February 7, 2011, our shareholders approved a one for five reverse stock split. In accordance with U.S. Generally Accepted Accounting Principles, we have restated all share and per share related information to conform to this reverse split for all periods presented. This includes information related to stock options, warrants, and convertible preferred shares. See Note 6.

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

Income from forgiveness of payables and Debt.   Income from the forgiveness of payables and/or debt is recognized when all of the conditions associated with the forgiveness have been met. During the three and six months ended March 31, 2011, we recognized $872,861 in  income from forgiveness of payables and debt. We also reached a settlement with a law firm to whom we owed approximately $340,000.  In exchange for a cash  payment and the issuance of 650,000 shares of our common stock, the firm released its claim subject to two conditions. The first condition involves an additional payment of the first $100,000 in revenue we receive from a potential future patent licensing agreement plus 25% of revenue in excess of $100,000, or, if we fail to consummate a licensing agreement by December 29, 2011, the issuance of an additional 25,000 shares of our common stock. The second condition requires that if we file bankruptcy on or before December 29, 2011, the entire amount of the payable not yet settled—approximately $178,000 – could be filed as a bankruptcy claim. The amount of the payable not yet settled - $178,000 -  is reflected in the accrued liabilities figure on our balance sheet dated March 31, 2011.

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options and/or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of March 31, 2011 and March  31, 2010, there were 21,551,641 and 5,056,764 potentially dilutive shares outstanding, respectively.

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

Patents.   It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Five patents were issued as of March 31, 2011 and are being amortized over 8 years.

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

Expense Categories.   Salaries and Fringe Benefits of $139,845 and $260,313 for the three months ended March 31, 2011 and 2010, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $112,856 and $87,555  for the three months ended March 31, 2011 and  2010, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.   Salaries and Fringe Benefits of $432,995 and $576,570 for the six months ended March 31, 2011 and 2010, respectively, include wages paid to and insurance benefits for our officers and employees as well as stock based compensation expense for those individuals.  Professional fees of $143,024 and  $271,781  for the six months ended March 31, 2011 and  2010, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

We have reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board since we last issued financial statements as part of our 10-Q filed on  February 14, 2011 and have determined none of them would have a material effect on the consolidated financial statements.

Note 2 — Concentrations

For the six months ended March 31, 2011 and 2010, we had  revenues of $3,190 and $10,885, respectively. One customer accounted for all of our revenues for the six months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011 and 2010, we had revenues of $720 and $5,428, respectively. One customer accounted for all of our revenues for the three months ended March 31, 2011 and 2010.  As of March 31, 2011, $720 was due from this customer. This amount is reflected in accounts receivable at that date.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below:

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $110,500.  The accrued interest on the note was $20,844 and $19,561 as of March 31, 2011 and September 30, 2010, respectively.  The note is currently in default and carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $133,000.  The accrued interest on the note was $25,095 and $23,551 as of March 31, 2011 and September 30, 2010, respectively.  The note is currently in default and carries certain conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $7,716.  Accrued interest of $700 and $598 was outstanding of March 31, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $6,500.  Accrued interest of $522 and $436 was outstanding of March 31, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $3,600. Accrued interest of $246 and $200 was outstanding of March 31, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $3,516. Accrued interest of $189 and $144 was outstanding of March 31, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $5,000. Accrued interest of $254 and $190 was outstanding as of March 31, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11, which is controlled by James Juliano, one of our directors. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $6,500. Accrued interest of $324 and $241 was outstanding as of March 31, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Nirta Enterprises, LLC. This note bears interest at five percent 5% per annum and is convertible under certain conditions.  The note was payable in full on June 30, 2010 and is in default.  Nirta Enterprises, LLC is wholly owned by Joseph Nirta, a member of our Board of Directors.  As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $24,000. Accrued interest of $1,171 and $865 was outstanding as of March 31, 2011 and September 30, 2010, respectively.

We have a secured note payable to John Salpietra, one of our directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. It is due in full on December 4, 2011. As of March 31, 2011 and September 30, 2010, the note had an outstanding balance of $600,000 and $528,000, respectively. Accrued interest of $21,477 and $7,294 was outstanding as of March 31, 2011 and September 30, 2010, respectively.

On March 30, 2011, we paid $74,862 to Jim Juliano, one of our directors, to reimburse him for legal fees that he had paid on our behalf for counsel to our board of directors, shareholder communications, negotiating our new investment agreement, and for negotiations with two noteholders.

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

Note 4 — Notes Payable

We have the following notes:

	March 31, 2011	September 30, 2010

George Resta Note: Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 3,000 shares of the Company’s common stock at $8.75 per share. Additionally, the Company granted the note holder warrants to purchase 2,500 shares of the Company’s common stock at $8.75 per share. The note, together with accrued interest of $29,067 then owing, was settled for a payment of $30,000 on March 4, 2011.	$-	$38,743

Investment Hunter, LLC Note: Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 3,000 shares of the Company’s common stock at $8.75 per share. Additionally, the Company granted the note holder warrants to purchase 25,000 shares of the Company’s common stock at $8.75 per share. The note, together with accrued interest of $164,830 was settled for a payment of $400,000 on March 4, 2011	-	293,557

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $3.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $2.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $145,166 and $127,653 was outstanding as of March 31, 2011 and September 30, 2010, respectively. This note is currently in default.
	150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $2.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $2.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $99,726 and $87,878 was outstanding as of March 31, 2011 and September 30, 2010, respectively. This note is currently in default.
	100,000	100,000

	$250,000	$1,100,300

$250,000 and $1,100,300 of the notes payable in the foregoing table were in default as of March 31, 2011 and September 30, 2010, respectively.

 Note 5 — Commitments and Contingencies

Consulting Agreements.

On September 17, 2008, we entered into an agreement with RJS Consulting LLC (“RJS”), an entity owned by our chairman of the board of directors, Richard Stromback, under which RJS will provide advice and consultation to us regarding strategic planning, business and financial matters, and revenue generation.  The agreement expires on September 17, 2011 and calls for monthly payments of $16,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, $1,000 per month to pay for office rent reimbursement, expenses associated with RJS’s participation in certain conferences, information technology expenses incurred by the consultant in the performance of duties relating to the Company, and certain legal fees incurred by Richard Stromback during his tenure as our Chief Executive Officer. Stromback had not performed any services under this agreement since its inception. We therefore stopped accruing amounts due under this agreement and wrote off the amount previously due.

On September 17, 2008, we entered into an agreement with DAS Ventures LLC (“DAS”) under which DAS will act as a consultant to us.  DAS Ventures, LLC is wholly owned by Doug Stromback, a principal shareholder and former director and brother of our Chairman, Rich Stromback.   Under this agreement, DAS will provide business development services for which he will receive commissions on licensing revenues equal to 15% of revenues and commissions on product sales equal to 3% of said sales and reimbursement for information technology expenses incurred by the consultant in the performance of duties relating to the Company. This agreement expires on September 17, 2011.

Employment Agreements.

On January 1, 2007, we entered into an employment agreement with Sally J.W. Ramsey who  is our founder and serves as VP of New Product Development. The agreement expires on January 1, 2012.  Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice.  Pursuant to the agreement, the officer will be paid an annual base salary of $180,000 in 2007; an annual base salary of $200,000 for the years 2008 through 2011; and an annual base salary of $220,000 for 2012.  On December 15, 2008, we amended the agreement to reduce Ms. Ramsey’s annual base salary to $60,000.  In addition, 90,000 options were granted to the officer to acquire our common stock at $10.00 per share. 30,000 options vested on January 1, 2010, 30,000 options will vest on January 1, 2011 and the remaining 30,000 options will vest January 1, 2012.  The options expire on January 1, 2022. On September 21, 2009, we entered into a second amendment to the employment agreement with Ms. Ramsey that amends her employment agreement with us dated January 1, 2007 to provide for an annual salary of $75,000 effective November 1, 2009.  From December 15, 2008 until September 21, 2009, Ms. Ramsey's annual salary was $60,000.

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett , our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The agreement expires on September 21, 2012. Mr. Crockett will receive an annual base salary of $200,000. The Compensation Committee of the Board of Directors may review Mr. Crockett’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Crockett’s previously awarded stock options was adjusted so that 22,000 stock options will vest 12 months, 18 months and 24 months respectively from Mr. Crockett’s initial date of employment (September 15, 2008).  Mr. Crockett was also granted stock options to purchase 134,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Crockett’s initial date of employment with us (September 15, 2008) with an exercise price of $2.55 per share. Upon Equity 11’s conversion of their convertible preferred shares on December 21, 2010, a change in control provision in this agreement was activated and all of Mr. Crockett’s options vested on that date. The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. Beginning on May 16, 2010, Mr. Crockett has deferred $3,333 of his monthly salary.   As of March 31, 2011, Mr. Crockett had deferred $68,500 of his salary since May 2010.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary. Mr. Iannotti  has served as our Vice President, General Counsel from August 11, 2008 until March 23, 2010 and rejoined us on May 17, 2010. His new employment agreement expires on September 17, 2012. Effective November 1, 2009, Mr. Iannotti will receive an annual base salary of $100,000. The Compensation Committee of the Board of Directors may review Mr. Iannotti’s salary to determine what, if any, increases shall be made thereto. In addition, the vesting for Mr. Iannotti’s previously awarded stock options was adjusted so that 22,000 stock options will vest 12 months, 18 months and 24 months respectively from Mr. Iannotti’s initial date of employment (August 11, 2008).  Mr. Iannotti was also granted stock options to purchase 14,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Iannotti’s’s initial date of employment with us (August 11, 2008) with an exercise price of $2.55 per share. Upon Equity 11’s conversion of their convertible preferred shares on December 21, 2010, a change in control provision in this agreement was activated and all of Mr. Iannotti’s options vested on that date. The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with F. Thomas Krotine, our COO.  Effective November 1, 2009, Mr. Krotine will receive an annual base salary of $65,000. The Compensation Committee of the Board of Directors may review Mr. Krotine’s salary to determine what, if any, increases shall be made thereto. Mr. Krotine was also granted stock options to purchase 33,800 shares of our common stock, one-quarter of which shall vest at 6, 12, 18 and 24 months from September 21, 2009 with an exercise price of $2.55 per share. Upon Equity 11’s conversion of their convertible preferred shares on December 21, 2010, a change in control provision in this agreement was activated and all of Mr. Krotine’s options vested on that date. The agreement may be terminated prior to the end of the term for cause. If Mr. Krotine’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year of a change in control shall be deemed to be a termination without cause. Mr. Krotine’s employment agreement was for one year with automatic one year extensions unless either party gives written notice 30 days prior to expiration that it is opting out of the agreement. As no such notice was given, the agreement renewed automatically on September 21, 2010 and will expire on September 21, 2011.

Contingencies.

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus interest, attorneys’ fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter.  On March 15, 2010, the Court found in favor of Investment Hunter, L.L.C. and awarded them $367,000 plus interest from the date of the lawsuit. A judgment against us in the amount of $367,000 plus interest was entered on August 4, 2010.  We had accrued $440,267 including interest relating to this note, as of December 31, 2010. We settled this lawsuit on March 4, 2011.              .

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We had previously paid McLarty Associates $210,000 and issued 18,000 shares of common stock On August 5, 2010, the court granted McLarty’s motion for summary judgment and on August 6, 2010 the court entered a judgment against us in the amount of $150,000. The amount was included in accounts payable on our balance sheet as of September 30, 2010.  We settled this lawsuit on February 28, 2011.

 On September 12, 2010, Thomson Reuter (Markets), LLC filed suit in the 37th Judicial District Court in Warren, Michigan for nonpayment of services provided in the amount of $20,297 plus interest.  We settled this lawsuit on February 28, 2011.

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, interest and attorneys’ fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  We have filed an answer in the case and have been engaged in discussions to resolve his suit. We have recorded a liability of $494,892 on our balance sheet including interest relating to this note as of March 31, 2011.

On October 26, 2010, Semple, Marchal & Cooper, LLP, our former auditor, filed suit in the Superior Court of  the County of Maricopa Arizona for nonpayment of professional fees in the amount of $37,882 plus interest.  We had  accrued  $61,845 in our accounts payable as of December 31, 2010 for this vendor. We settled this lawsuit on February 28, 2011.

Lease Commitments.

a.
We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,800 per month.  Rent expense for the three months ended March 31, 2011 and 2010 was $3,600 and $5,400, respectively. Rent expense for the six months ended March 31, 2011 and 2010 was $9,000 and $10,800, respectively.

b.
On September 2, 2010, we entered into a lease with Omega Development Corporation for office space for our headquarters located in Warren, Michigan.  The lease was effective June 17, 2010 with a term ending December 17, 2010.  We currently lease the facility on a month to month basis. As monthly rent, we are to pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month. Rent expense for the three months ended March 31, 2011 was $3,255 under this agreement. Rent expense for the six months ended March 31, 2011 was $7,007.

Note 6 — Equity

Warrants.   On December 16, 2006, we issued warrants to Trimax, LLC to purchase 100,000 shares of our stock at $10.00 per share.  On November 11, 2008, the exercise price of the warrants was reset to $4.50 per share.  The warrants vested on December 17, 2007. As of March 31, 2011, the remaining life of the warrants is 5.8 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 52,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of March 31, 2011, the remaining life of the warrants is 6.8 years.

On March 1, 2008, we issued warrants to George Resta to purchase 2,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of March 31, 2011, the remaining life of the warrants is 6.8 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 25,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of March 31, 2011, the remaining life of the warrants is 6.8 years.

On June 9, 2008, we issued warrants to Hayden Capital to purchase 42,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of March 31, 2011, the remaining life of the warrants is 7.1 years.

On June 21, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $3.75 per share.  The warrants vested upon issuance. As of March 31, 2011, the remaining life of the warrants is 7.1 years.

On July 14, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $2.50 per share.  The warrants vested upon issuance.  As of March 31, 2011, the remaining life of the warrants is 7.1 years.

On July 14, 2008, we issued warrants to George Resta to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of March 31, 2011, the remaining life of the warrants is 7.1 years.

On July 14, 2008, we issued warrants to Investment Hunter, LLC to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of March 31, 2011, the remaining life of the warrants is 7.1 years.

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

On November 11, 2008, we issued warrants to purchase 400,000 shares of our common stock at $2.50 per share to Trimax. The warrants vested upon issuance.  The remaining life of the warrants is 7.8  years.

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

On September 30, 2009, Ecology Coatings, Inc. and Stromback Acquisition Corporation  (SAC), entered into a Securities Purchase for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  SAC is owned by Richard Stromback, a former member of our Board of Directors.  Until April 1, 2010, SAC had the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  SAC may convert the Convertible Preferred Shares into our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the Over-The-Counter Bulletin Board for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by Purchaser under a Registration Rights Agreement.  One investment of $240,000 was made under this agreement, on October 1, 2009. Per the terms of the agreement and at Mr. Stromback’s direction, we paid $120,000 to him on that date in settlement of past payables owed to him directly or to RJS Ventures, LLC, a company controlled by him.  As of March 31, 2010, we had issued 252 of these Preferred Series B shares. These shares are convertible into 142,170 of our common shares.

On March 1, 2011, we issued 25,000 shares of our common stock to Quarles and Brady, a law firm to whom we owed approximately $143,000. They accepted these shares, along with a cash payment, in full settlement of the amounts then owing.

On March 1, 2011, we issued 650,000 shares of our common stock to Wilson, Sonsini, a law firm to whom we owed approximately $340,000. They accepted these shares, along with a cash payment, in full settlement of the amounts then owing subject to the conditions discussed in Note 1 (“Summary of Accounting Policies”) above.

On March 9, 2011 and March 11, 2011, respectively, we entered into agreements with Fairmount Five, LLC and John Bonner to sell a minimum of an aggregate of 2,520 of our 5.0% Cumulative Convertible Preferred Shares, Series C at a purchase price of $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investors into shares of our common stock at $.06 per share.  The preferred securities carry “as converted” voting rights. We had issued 1,165 of these shares as of March 31, 2011, including the transactions discussed below. In the event of a voluntary or involuntary dissolution, liquidation or winding up, the holders of these shares will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock.

On March 9, 2011, we issued Jim Juliano, one of our directors, 100 of our 5.0% Cumulative Convertible Preferred Shares, Series C, in settlement of a note for $100,000  and the accrued interest thereon that we had previously issued on December 22, 2010.

On March 9, 2011, we issued John Salpietra one of our directors, 120 of our 5.0% Cumulative Convertible Preferred Shares, Series C, in settlement of a note for $120,000  and the accrued interest thereon that we had previously issued on February 14, 2011.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

We did not grant any non-statutory options during the quarter ended March 31, 2011:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2010	$5.25	1,086,224	7.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of March 31, 2011	$5.35	1,086,224	7.4
Exercisable	$5.49	990,224	5.6

The options are subject to various vesting periods between June 26, 2007 and January 1, 2012.   The options expire on various dates between June 1, 2016 and September 13, 2020. Additionally, the options had no intrinsic value as of March 31, 2011.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

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

Based upon the above assumptions and the weighted average $5.35 exercise price, the options outstanding at March 31, 2011 had a total unrecognized compensation cost of $19,978 which will be recognized over the remaining weighted average vesting period of .5 years. Options cost of $172,451 was recorded as an expense for the six months ended March 31, 2011, all of which was recorded as compensation expense.   Options cost of $8,708 was recorded as an expense for the three months ended March 31, 2011, all of which was recorded as compensation expense.

Note 8 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet. The following were noted for disclosure:

On April 12, 2011, we sold 100 of our Convertible Preferred Shares, Series C, to Fairmount 5 for $100,000.

On April 28, 2011, our Board increased the base salaries of Ms. Ramsey and Mr. Krotine to $100,000 and, subject to an agreement to return all previously awarded stock option grants, awarded the following stock option grants to the following employees:

Employee	Option Award

Bob Crockett	1,800,000

Sally Ramsey	2,100,000

Tom Krotine	300,000

Dan Iannotti	300,000

Kevin Stolz	50,000

On April 28, 2011, our Board awarded the following stock option grants to the following directors subject to an agreement to return all previously awarded stock option grants,:

Director	Option Award

Jim Orchard	100,000

Nick DeMiro	100,000

James Juliano	20,000

Joe Nirta	20,000

John M. (Pete) Salpietra	20,000

On May 9, 2011, we sold 100 of our Convertible Preferred Shares, Series C, to Fairmount 5 for $100,000.

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

Overview

We develop “clean tech”, EcoBloc ™ enabled, ultra-violet (“UV”) curable coatings that are designed to drive efficiencies, reduce energy consumption, create new performance characteristics and virtually eliminate pollutants in the manufacturing sector.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated clean technology products that reduce overall energy consumption and offer a marked decrease in drying time.

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

We continue to work independently on developing our clean technology products further. Our target markets include the electronics, steel, construction, automotive and trucking, printing and paper products and original equipment manufacturers (“OEMs”).  Our business model contemplates both licensing and direct sales strategies.  We intend to license our technology to industry leaders in our target markets, through which products will be sold to end users.  We plan to use direct sales teams and third party agents in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.

Operating Results

Six Months Ended March 31, 2011 and 2010

Revenues.   Product sales generated revenues of $3,190 for the six months ended March 31, 2011. We had product sales of $10,885 for the corresponding period in 2010. Revenues for both periods all came from one customer.

Salaries and Fringe Benefits.   The decrease of approximately $144,000 in such expenses for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 is the result of the reduction of the salary of one employee effective May 15, 2010, a reduction in health care expense resulting from the transition to a less expensive plan, and from a $93,000 reduction in compensatory options expense due to the fact that a large proportion of such options vested prior to the current reporting period.

Professional Fees.   The   decrease of approximately $125,000 in these expenses for the six months ended March  31, 2011 compared to the six months ended March 31, 2010 is due to the elimination of consulting agreements for general business consulting and investor relations as well as a reduction in legal fees.

Other General and Administrative.   The decrease of approximately $247,000 in these expenses for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 is due almost entirely to the expense associated with the abandonment of certain patents in the 2010 period.

Operating Loss.   The decreased operating loss of approximately $512,000 between the reporting periods is explained in the discussion of other expenses above.

Income From Forgiveness of Payables and Debt. This income stems from settlements reached with certain debt holders and vendors during the six months ended March 31, 2011 as well as the write off of certain payables that will not be paid due to non-performance by the vendors. The amount - $872,861 - is the difference between what was owed prior to the settlement and the amounts of the settlements paid. All settlement amounts were paid prior to March 31, 2011.

Interest Expense. The increase of approximately $12,000 for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 results from an increase in average outstanding debt in the current period. This increase in average outstanding debt occurred notwithstanding the debt settlements as those settlements occurred in early March 2011.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the six months ended March  31, 2011 and 2010 as we have fully reserved the asset until realization is more likely than not.

Net Income (Loss).   The change from a net loss of $1,314,506 for the six months ended  March 31, 2010 compared to net income of $58,793 for  the six months ended March 31, 2011 is explained in the foregoing discussions of the various expense categories as well as in the discussion of income from forgiveness of payables and debt.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the six months ended March 31, 2011 reflects the change from a net loss position to a net income position discussed above as well as by the increase in weighted average shares outstanding during the six months ended March 31, 2011. The improvement in net profit was more than offset by the increase in preferred dividend – beneficial conversion. This arises from the fact that our newly issued convertible preferred shares can be converted to common shares at $.06 per share. On March 7, 2011, our stock did not trade because our reverse stock split had not yet become effective.  On April 5, 2011, our common shares were trading at $.16 per share.

Three Months Ended March 31, 2011 and 2010

Revenues.   Product sales generated revenues of $720 for the three months ended March 31, 2011. We had product sales of $5,428 for the corresponding period in 2010. Revenues for both periods all came from one customer.

Salaries and Fringe Benefits.   The decrease of approximately $120,000 in such expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is the result of the reduction of the salary of one employee effective May 15, 2010, a reduction in health care expense resulting from the transition to a less expensive plan, and from a $94,000 reduction in compensatory options expense due to the fact that a large proportion of such options vested prior to the current reporting period.

Professional Fees.   The  increase of approximately $25,000 in these expenses for the three months ended March  31, 2011 compared to the three months ended March 31, 2010 is due to the fact that we incurred approximately $75,000 in legal expenses associated with our new investment agreement, debt settlements, and our shareholder meeting. This was partially offset by the elimination of consulting agreements for general business consulting and investor relations as well as a reduction in other legal fees.

Other General and Administrative.   The decrease of approximately $6,000 in these expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is due to a number of relatively small reductions in various expenses included in this category.

Operating Losses.   The decreased operating loss of approximately $97,000 between the reporting periods is explained in the discussion above.

Income From Forgiveness of Payables and Debt. This income stems from settlements reached with certain debt holders and vendors during the three months ended March 31, 2011 as well as the write off of certain payables that will not be paid due to non-performance by the vendors. The amount - $872,861 - is the difference between what was owed prior to the settlement and the amounts of the settlements paid. All settlement amounts had been paid prior to March 31, 2011.

Interest Expense. The increase of approximately $8,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 results from an increase in average outstanding debt in the current period. This increase in average outstanding debt occurred notwithstanding the debt settlements as those settlements occurred in early March, 2011.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended March  31, 2011 and 2010 as we have fully reserved the asset until realization is more likely than not.

Net Income (Loss).   The change from a net loss of $478,506 for the three months ended March 31, 2010 compared to Net Income of $482,734 for the three months ended March 31, 2011 is explained in the foregoing discussions of the various expense categories as well as in the discussion of income from forgiveness of payables and debt.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended March 31, 2011 reflects the change from a net loss position to a Net Income position discussed above as well as by the increase in weighted average shares outstanding during the six months ended December 31, 2011. The improvement in net profit was more than offset by the increase in preferred dividend – beneficial conversion. This arises from the fact that our newly issued convertible preferred shares can be converted to common shares at $.06 per share. On March 7, 2011, our stock did not trade because our reverse stock split had not yet become effective.  On April 5, 2011, our common shares were trading at $.16 per share.

Liquidity and Capital Resources

We had $28,941 in cash as of March 31, 2011.  Prior to March 31, 2011, Fairmount Five established an escrow in the amount of $1,355,000 for future purchases of our Preferred Series C stock.  As of March 31, 2011, the entire amount of $1,355,000 was still available. In the six months ended March 31, 2011, we used approximately $857,000 in cash to fund our operations, approximately $22,000 to purchase fixed and intangible assets, and approximately $332,000 to pay off debt using money borrowed under short term notes and proceeds from the sale of our Preferred Series C stock.

We have incurred an accumulated deficit of $26,919,167.  Of this amount, approximately $17,935,000 stems from non-cash items such as options expense, beneficial conversion expense, depreciation and amortization, and changes in working capital accounts. We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue, though we did generate $3,190 in revenue in the six months ended March 31, 2011.

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

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of Preferred Series C stock to Fairmount Five pursuant to our Convertible Preferred Securities Agreement dated March 7, 2011.  As of March 31, 2011, Fairmount Five had committed to acquiring an additional $1,355,000 of Preferred Series C stock.  The Preferred Series C stock is convertible into our common stock at a price of $.06 per share.

As of March 31, 2011, we had notes payable to nine separate parties on which we owed approximately $1,469,000 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  Notes and the accrued interest totaling $494,892 owing to one note holder were due prior to September 30, 2009 and the holder has demanded payment.  Additionally, we have notes owing to shareholders totaling $292,023 including accrued interest as of March 31, 2011.  These notes were due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured except for the $600,000 owing on the Salpietra note which is secured by our patents and intellectual property. There was approximately $621,477 outstanding, including accrued interest, on the Salpietra note as of March 31, 2011.

On December 22, 2010, Equity 11 converted all of its Preferred Series A and B stock into 3,401,311 shares of our common stock.  In addition, Stromback Acquisition Corporation purchased 240 Preferred Series B shares on October 1, 2009 and, together with the June 1, 2010 and December 1, 2010 dividends issued in lieu of cash, now holds 252 Preferred Series B shares.   Equity 11’s and SAC’s ability to purchase additional Preferred Series B shares has now lapsed.  On March 7, 2011, we entered into a definitive agreement with Fairmount Five for a $2.4 million investment.  We also entered into a separate agreement with John Bonner  for the purchase of $120,000 of our Preferred Series C stock.

As of March 31, 2011, there were 10,658,506 shares of our common stock,  252 shares of our Preferred Series B, and 1,165 shares of our Preferred Series C stock issued and outstanding. As of March  31, 2011, options and warrants to purchase up to 1,992,804 shares of common stock had been granted and were outstanding.

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

Income from forgiveness of payables and debt.   Income from the forgiveness of payables and/or debt is recognized when all of the conditions associated with the forgiveness have been met.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, interest and attorneys fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  We have filed an answer in the case and have been engaged in pre-trial discovery.

ITEM 1A. RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent the known material risks that we believe could cause our business results to differ from the statements contained herein.

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We had an accumulated deficit of $26,919,167 as of March  31, 2011. Approximately $17,935,000 of this amount is due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, preferred stock dividends, and stock issued to pay for services, payables, and debt extensions. We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and had relied primarily on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”) as well as debt from private sources.   On March 7, 2011 and March 11, 2011, respectively, we consummated an agreement with Fairmount Five and John Bonner for $2,520,000 in new investment.  These investors have acquired our Preferred Series C stock at a total purchase price of $1,165,000. We had a commitment of $1,345,000 from Fairmount Five for future purchases of Preferred Series C stock as of March 31, 2011.

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

We expect to continue to generate operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability

We expect to continue to incur operating losses.  Our ability to generate significant revenue  and achieve profitability will depend on our products functioning as intended, the market acceptance of our liquid nano-technology™ products and our capacity to develop, introduce and bring additional products to market.  We cannot be certain that we will ever generate significant sales or achieve profitability.  The extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We need additional financing in 2012 to continue our operations.

Although we raised $2,520,000 in March 2011, we will likely use those funds for our operations for the remainder of 2011.  Unless we are able to generate significant revenue by then, we will need additional financing in 2012 to continue operations.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which expires on January 1, 2012.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  On September 21, 2009, we entered into new employment agreements with our Chief Executive Officer, Chief Operating Officer, and General Counsel and entered into an amendment to Ms. Ramsey’s employment agreement.  On May 17, 2010, we entered into a new employment agreement with our VP, General Counsel & Secretary.

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

Our technology is also intended to be marketed and licensed to component or device manufacturers for inclusion in the products they market and sell as an embedded solution.  As with other new products and technologies designed to enhance or replace existing products or technologies or change product designs, these potential partners may be reluctant to adopt our coating solution into their production or manufacturing facilities unless our technology and products are proven through extensive testing to be both reliable and available at a competitive price and the cost-benefit analysis is favorable to the particular industry.  Even assuming acceptance of our technology, our potential customers may be required to redesign their production or manufacturing facilities to effectively use our  coatings.  The time and costs necessary for such redesign could delay or prevent market acceptance of our technology and products.  A lack of, or delay in, market acceptance of our  products would adversely affect our operations.  We do not know if we will be able to market our technology and products successfully or that any of our technology or products will be accepted in the marketplace.

We expect that our products will have a long sales cycle

One of our target markets is the OEM market. OEMs traditionally have substantial capital investments in their plant and equipment, including the coating portion of the production process.  In this market, the sale of our coating technology will be subject to budget constraints, lengthy testing periods and resistance to change with respect to long-established production techniques and processes, which could result in a significant reduction or delay in our anticipated revenues.  We cannot assure investors that such customers will have the necessary funds to purchase our technology and products even though they may want to do so.  Further, even if such customers have the necessary funds, we may experience delays and relatively long sales cycles due to their internal-decision making policies and procedures and reticence to change.

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

There is a significant amount of competition in our market

The industrial coatings market is extremely competitive.  Our competitors include Sun Chemical, Flint Inks, Ashland, Actega, and Minus Nine.  Competitive factors our products face include ease of use, quality, portability, versatility, reliability, accuracy, cost, switching costs and other factors.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors who have competitive technology and products for many of our products.  New companies will likely enter our markets in the future.  Although we believe that our products are distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, we may not be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share.  We do not know that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

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

We are uncertain of our ability to protect our technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary coatings, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover some of our coatings.  The U.S. Patent Office (“USPTO”) has issued five patents to us.  We have four applications still pending before the USPTO and five patent applications pending in other countries.

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

There are economic and general risks relating to our business

The success of our activities is subject to risks inherent in business generally, including demand for products and services, general economic conditions, changes in taxes and tax laws, and changes in governmental regulations and policies.  For example, difficulties in obtaining credit and financing and the slowdown in the U.S. automotive industry have made it more difficult to market our technology to that industry.

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During fiscal year 2010, our low and high market prices of our (post-reverse split) stock were $0.008 per share (August 16, 2010) and $.11 per share (October 5, 2009).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholder to sell our common stock.

Control by key stockholders

As of March  31, 2011, Fairmount Five, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 91.1% of the voting power of our outstanding capital stock.  Fairmount Five has the right to appoint two directors to our Board.  Such stock ownership and governance rights may constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

Trading in our common stock on the Over-The-Counter Bulletin Board is dependent on brokerage houses making a market for the stock

Our common stock trades on the OTC Bulletin Board marketplace.  Historically, several brokers made a “market” in our stock by quoting bid and ask prices.  Such brokers will only continue to make a market in our stock if they believe they can continue to make a profit.  Thus, continued trading in our common stock on the OTC Bulletin Board marketplace is contingent on these brokers, or new brokers, continuing to make a market in our common stock.  If such brokers do not continue to make a market in our stock, our stock will be traded on the “pink sheets” which is generally considered to be a less efficient market.

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

We have never paid dividends and have no plans to do so in the future

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our investment agreements with Fairmount Five, John Bonner and SAC prevent the payment of any dividends to our common stockholders without their prior approval.  Dividends for Preferred Series B and Preferred Series C shares held by Fairmount Five, John Bonner and SAC have not been paid in cash.  Thus far, the dividends have been paid through the issuance of additional preferred shares.

The issuance and exercise of additional options, warrants, and convertible securities may dilute the ownership interest of our stockholders

To the extent that our outstanding stock options and warrants are exercised, preferred shares are converted to common stock and/or promissory notes are converted into common stock, dilution to the ownership interests of our stockholders will occur.  On December 22, 2010, Equity 11 converted all of their convertible preferred shares into 3,401,311 shares of our common stock.  SAC holds 252 shares of our Preferred Series B stock and Fairmount Five and John Bonner hold 1,165 of our Preferred Series C shares as of March 31, 2011.

As of March 31, 2011, we had granted options to purchase 1,086,224 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of March 31, 2011, we had issued warrants to purchase 906,580 shares of our common stock which includes 235,700 warrants issued to Equity 11.  As of March 31, 2011, there was $494,892 outstanding in principal and accrued interest on notes held by Mitchell Shaheen.  These notes are no longer convertible but we may grant conversion rights to these holders to reduce our need for cash.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.   As of March 31, 2011, we had 10,658,506 common shares, stock options to acquire 1,086,224 common shares and warrants to acquire 906,580 common shares issued and outstanding.  Our common stock and preferred stock can be issued by our Board of Directors without stockholder approval.  Any future issuances of our common stock or preferred stock by our Board could further dilute the percentage ownership of our existing stockholders.

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

Sales of our stock by large equity holders may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  On some trading days, no shares of our stock are sold.  In addition, we have filed a registration statement for a portion of the shares held by Equity 11 and may file additional registration statements as the SEC rules may permit.  Once registered, these shares may be sold on the OTC Bulletin Board or “pink sheets”.  Future sales of a substantial number of shares by large equity holders will likely put a downward pressure on the price of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any sales of unregistered securities and we did not repurchase any of our securities during the six months ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

As of March 31, 2011, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on March 31, 2011

Mitchell Shaheen I	September 21, 2008	$295,166

Mitchell Shaheen II	July 14, 2008	$199,726

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$158,095

Deanna Stromback	December 15, 2003	$131,344

Nirta Enterprises	April 15, 2010	$25,171

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

3.1	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (2)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (2)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (2)

10.4	Registration Rights Agreement by and between Ecology Coatings, Inc., a Nevada corporation, and the shareholders of Ecology Coatings, Inc. listed as Exhibit A thereto dated as of April 30, 2007. (2)

10.5	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (2)

10.6	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (2)

10.7	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (2)
10.8	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (2)

10.9	2007 Stock Option and Restricted Stock Plan. (2)

10.10	Form of Stock Option Agreement. (2)

10.11	Form of Subscription Agreement between Ecology Coatings, Inc., a California corporation and the Investor to identified therein. (2)

10.12	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (3)

10.13	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (3)

10.14	Allonge to Promissory Note dated August 10, 2004 made in favor of Douglas Stromback dated February 6, 2008. (3)

10.15	Promissory Note made in favor of George Resta dated March 1, 2008. (4)

10.16	Promissory Note made in favor of Investment Hunter, LLC dated March 1, 2008. (4)

10.17	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (6)

10.18	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (7)

10.19	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2008. (7)

10.20	Extension of Promissory Note made in favor of George Resta dated July 14, 2008. (7)

10.21	Extension of Promissory Note made in favor of Investment Hunter, LLC dated July 14, 2008. (7)

10.22	Consulting Services Agreement with RJS Consulting LLC dated September 17, 2008. (8)

10.23	Consulting Services Agreement with DAS Ventures LLC dated September 17, 2008. (8)

10.24	Consulting Services Agreement with Trimax, LLC dated November 11, 2008. (9)

10.25	Promissory Note made in favor of Seven Industries date December 24, 2008. (10)

10.26	Promissory Note dated January 8, 2008 in favor of Seven Industries. (12)

10.27	Amendment of Seven Industries December 24, 2008 Promissory Note. (12)

10.28	Warrant W-6. (13)

10.29	Warrant W-8. (15)

10.30	Warrant W-9. (16)

10.31	Warrant W-10. (17)

10.32	Warrant W-11. (18)

10.33	Warrant W-12. (19)

10.34	Promissory Note in favor of JB Smith LC dated May 5, 2009. (20)

10.35	DMG Advisors Consulting and Settlement Agreements dated July 15, 2009. (22)

10.36	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008. (22)

10.37	Securities Purchase Agreement with Stromback Acquisition Corporation dated September 29, 2009. (23)

10.38	Employment Agreement with Robert G. Crockett dated September 21, 2009. (24)

10.39	Employment Agreement with F. Thomas Krotine dated September 21, 2009. (24)

10.40	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 15, 2009. (24)

10.41	Promissory Note in favor of Sky Blue Ventures in the amount of $6,500 dated September 10, 2009. (25)

10.42	Promissory Note in favor of JB Smith LC in the amount of $7,716.40 July 1, 2009. (26)

10.43	Commercialization Agreement with WS Packaging Group, Inc. dated February 1, 2010 (27)

10.44	Master Manufacturing Agreement with DIC Imaging Products USA, LLC dated February 10, 2010 (28)

10.45	Promissory note dated May 11, 2010 in favor of John Salpietra (29)

10.46	Employment Agreement with Daniel Iannotti dated May 17, 2010 (30)

10.47	Headquarters Lease with Omega Development Corporation dated June 17, 2010 (31)

10.48	Extension of Salpietra Promissory Note Due Date dated October 15, 2010 (32)

10.49	Press Release dated September 23, 2010 concerning acceptance of investment term sheets (33)

10.50	Letter to Shareholders dated November 17, 2010 (34)

10.51	Juliano Promissory Note dated December 21, 2010 (35)

10.52	Salpietra Note extension dated January 18, 2011 (36)

10.53	Fairmount Five Convertible Preferred Securities Agreement dated March 9, 2011*

10.54	John Bonner Convertible Preferred Securities Agreement dated March 11, 2011*

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10) Incorporated by reference from our Form 8-K filed with the SEC on December 24, 2008.

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

 (22) Incorporation by reference from our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.

(23) Incorporation by reference from our Form 8-K filed with the SEC on October 2, 2009.

(24) Incorporation by reference from our Form 8-K filed with the SEC on September 23, 2009.

(25) Incorporation by reference from our Form 8-K filed with the SEC on September 11, 2009.

(26) Incorporation by reference from our Form 8-K filed with the SEC on August 11, 2009.

(27) Incorporation by reference from our Form 8-K filed with the SEC on February 9, 2010.

(28) Incorporation by reference from our Form 8-K filed with the SEC on February 12, 2010.

(29) Incorporation by reference from our Form 8-K filed with the SEC on May 17, 2010.

(30) Incorporation by reference from our Form 8-K filed with the SEC on May 21, 2010.

(31) Incorporation by reference from our Form 8-K filed with the SEC on September 2, 2010.

(32) Incorporation by reference from our Form 8-K filed with the SEC on October 18, 2010.

(33) Incorporation by reference from our Form 8-K filed with the SEC on October 22, 2010.

(34) Incorporation by reference from our Form 8-K filed with the SEC on November 17, 2010.

(35) Incorporation by reference from our Form 8-K filed with the SEC on December 23, 2010.

(36) Incorporation by reference from our Form 8-K filed with the SEC on January 24, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 12, 2011	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)