Form 10-Q
period 2011-08-03
ECOLOGY COATINGS, INC.
filed 2011-08-15
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes   ☒            No  □

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

As of July 15, 2011, there were 10,658,506 shares of our common stock, $0.001 par value per share (“common stock”),  268 shares of our Preferred Series B stock and 1,580 shares of our Preferred Series C stock issued and outstanding.

ECOLOGY COATINGS, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2011

		Page

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
		5
	Unaudited Consolidated Balance Sheets at June 30, 2011 and September 30, 2010 Unaudited Consolidated Statements of Operations for the For the Three Months Ended June 30, 2011 and 2010 and For the Nine Months Ended June 30, 2011 and 2010	7

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010	8

	Notes to Unaudited Condensed Consolidated Financial Statements	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 1A.	RISK FACTORS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 6.	EXHIBITS	34

SIGNATURES		35

EXHIBIT INDEX		34

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
ASSETS
	June 30, 2011	September 30, 2010

Current assets
Cash	$73,346	$2,814
Prepaid expenses	46,329	30,337

Current Assets	119,675	33,151

Property, plant and equipment
Computer equipment	31,650	30,111
Furniture and fixtures	22,803	21,027
Test equipment	40,598	11,096
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Property, plant and equipment	149,498	116,681
Accumulated depreciation	(86,059)	(74,756)

Property, plant and equipment, net	63,439	41,925

Other
Patents-net	202,641	211,845
Trademarks-net	6,835	7,014

Other assets	209,476	218,859

Total Assets	$392,590	$293,935

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
	June 30, 2011	September 30, 2010

Current liabilities
Accounts payable	$15,153	$989,459
Accounts payable - related party	-	242,730
Credit card payable	-	114,622
Accrued liabilities	224,951	71,500
Interest payable	360,856	398,191
Notes payable	250,000	1,110,300
Notes payable - related party	900,332	300,332
Preferred dividends payable	7,197	60,618
Total current liabilities	1,758,489	3,287,752

Commitments and Contingencies (Note 5)

Stockholders' (deficit)
Preferred stock - 10,000,000 $.001 par value shares authorized; 1,848 and 3,657 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	2	4
Common stock - 90,000,000 $.001 par value shares authorized; 10,658,506 and 6,582,137 issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	10,659	32,934
Additional paid-in capital	26,711,456	22,738,182
Accumulated deficit	(28,088,016)	(25,764,937)

Total Stockholders' (deficit)	(1,365,899)	(2,993,817)

Total liabilities and stockholders'
(Deficit)	$392,590	$293,935

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$ -	$ 2,829	$3,190	$ 13,714

Officer salaries and fringe benefits	144,597	112,439	409,216	423,616
Professional fees	49,438	84,204	192,462	355,985
Other general and administrative expense	579,320	145,085	871,760	781,440
Total general and administrative expenses	773,355	341,728	1,473,438	1,561,040

Operating loss	(773,355)	(338,899)	(1,470,248)	(1,547,326)

Other income (expense)
Income from forgiveness of payables and debt	-	191,555	872,861	191,555
Other non-operating income	500	-	1,268	-
Interest expense	(42,557)	(61,969)	(160,498)	(168,048)
Total other income (expenses) - net	(42,057)	(129,586)	713,631	23,507

Net loss	$(815,412)	$(209,313)	$(756,617)	$(1,523,819)

Preferred dividend – beneficial
conversion	(333,334)	-	(1,498,334)	(988,544)
Preferred dividends – stock dividends	(20,104)	(44,349)	(68,128)	(141,335)

Net loss available to common shareholders	(1,168,850)	(253,662)	(2,323,079)	(2,653,699)

Basic and diluted net loss per share	$(0.11)	$(0.04)	$(0.25)	$(0.40)

Basic and diluted weighted average
shares outstanding	10,658,506	6,582,137	9,248,566	6,582,137

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	nine months ended	nine months ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net loss	$(756,617)	$(1,523,819)
Adjustments to reconcile net loss
to net cash used in operating activities:
Income from forgiveness of payables and debt	(872,861)	-
-Depreciation and amortization	25,627	34,134
Option expense	641,614	361,138
Issuance of stock for payables, services	114,500	22,500
Loss from patent abandonment	-	222,112
Changes in Asset and Liabilities
Prepaid expenses	(15,993)	(43,297)
Bank overdraft	-	(200)
Accounts payable	(540,662)	(98,911)
Accrued liabilities	171,837	(9,155)
Credit card payable	(22,719)	-
Interest payable	(37,335)	158,618
Net Cash Used In Operating Activities	(1,292,609)	(876,880)
INVESTING ACTIVITIES
Purchase of fixed assets	(32,817)	(1,400)
Purchase of patents and trademarks	(4,940)	(1,316)
Net Cash Used in Investing Activities	(37,757)	(2,716)
FINANCING ACTIVITIES
Repayment of debt	(236,103)	-
Proceeds from issuance of debt	292,000	402,616
Proceeds from issuance of convertible preferred stock	1,345,000	491,000
Net Cash Provided By Financing Activities	1,400,897	893,616

Net Change in Cash	70,531	14,020

CASH AT BEGINNING
BEGINNING OF PERIOD	2,814	-
CASH AT END
OF PERIOD	$73,346	$ 14,020

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	nine months ended	nine months ended
	June 30, 2011	June 30, 2010
Debt converted into preferred shares	220,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$193,897	$ -

See the accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND JUNE 30, 2010

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

Our operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011 or for any other period.

Reclassifications have been made to prior period financial statements to conform with the current quarter presentation.

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

Income from forgiveness of payables and Debt.   Income from the forgiveness of payables and/or debt is recognized when all of the conditions associated with the forgiveness have been met. During the three and nine months ended June 30, 2011, we recognized  $0 and $872,861 in  income from forgiveness of payables and debt. We also reached a settlement with a law firm to whom we owed approximately $340,000.  In exchange for a cash  payment and the issuance of 650,000 shares of our common stock, the firm released its claim subject to two conditions. The first condition involves an additional payment of the first $100,000 in revenue we receive from a potential future patent licensing agreement plus 25% of revenue in excess of $100,000, or, if we fail to consummate a licensing agreement by December 29, 2011, the issuance of an additional 25,000 shares of our common stock. The second condition requires that if we file bankruptcy on or before December 29, 2011, the entire amount of the payable not yet settled—approximately $178,000 – could be filed as a bankruptcy claim. The amount of the payable not yet settled - $178,000 - is reflected in the accrued liabilities figure on our balance sheet dated June 30, 2011.

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.  As of June 30, 2011 and June 30, 2010, there were 33,274,578 and 5,246,820 potentially dilutive shares outstanding, respectively.

Property and Equipment.   Property and equipment is stated at cost less accumulated depreciation.  Depreciation is recorded using the straight-line method over the following useful lives:

Computer equipment	3-10 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Signs	7 years
Software	3 years
Marketing and Promotional Video	3 years

Repairs and maintenance costs are charged to operations as incurred. Betterments or renewals are capitalized as incurred.

Patents.   It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Five patents were issued as of June 30, 2011 and are being amortized over 8 years.

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

Expense Categories.   Salaries and Fringe Benefits of $144,897 and $112,439 for the three months ended June 30 , 2011 and 2010, respectively, include wages paid to and insurance benefits for our officers.  Professional fees of $49,438 and $84,204 for the three months ended June 30, 2011 and  2010, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.   Salaries and Fringe Benefits of $409,216 and $423,616 for the nine months ended June 30, 2011 and 2010, respectively, include wages paid to and insurance benefits for our officers.  Professional fees of $192,462 and  $355,985  for the nine months ended June  30, 2011 and  2010, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

We have reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board since we last issued financial statements as part of our Form 10-Q filed on May 12, 2011 and have determined none of them would have a material effect on the consolidated financial statements upon adoption.

Note 2 — Concentrations

For the nine months ended June 30, 2011 and 2010, we had  revenue of $0 and $13,714, respectively. One customer accounted for all of our revenues for the nine months ended June 30, 2010.

For the three months ended June 30, 2011 and 2010, we had revenues of $0 and $2,829, respectively. One customer accounted for all of our revenues for the three months ended June 30, 2010.  As of June 30, 2011, $0 was due from this customer.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback,  that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $110,500.  The accrued interest on the note was $22,154 and $19,561 as of June 30, 2011 and September 30, 2010, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, that bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $133,000.  The accrued interest on the note was $26,671 and $23,551 as of June 30, 2011 and September 30, 2010, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable to Equity 11, Ltd. (“Equity 11”) which is controlled by James Juliano, our Chairman. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $7,716.  Accrued interest of $805 and $598 was outstanding of June 30, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $6,500.  Accrued interest of $609 and $436 was outstanding of June 30, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $3,600. Accrued interest of $294 and $200 was outstanding of June 30, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $3,516. Accrued interest of $235 and $144 was outstanding of June 30, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $5,000. Accrued interest of $320 and $190 was outstanding as of June 30, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $6,500. Accrued interest of $409 and $241 was outstanding as of June 30, 2011 and September 30, 2010, respectively.

We have an unsecured note payable to Nirta Enterprises, LLC. This note bears interest at five percent 5% per annum and is convertible under certain conditions.  The note was payable in full on June 30, 2010 and is in default.  Nirta Enterprises, LLC is wholly owned by Joseph Nirta, a member of our Board of Directors.  As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $24,000. Accrued interest of $1,485 and $865 was outstanding as of June 30, 2011 and September 30, 2010, respectively.

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. It is due in full on December 4, 2011. As of June 30, 2011 and September 30, 2010, the note had an outstanding balance of $600,000 and $528,000, respectively. Accrued interest of $28,837 and $7,294 was outstanding as of June 30, 2011 and September 30, 2010, respectively.

On March 30, 2011, we paid $74,862 to James Juliano to reimburse him for legal fees that he paid on our behalf for counsel to our Board of Directors, shareholder communications, negotiating our new investment agreement, and for negotiations with two note holders.

On September 2, 2010, we entered into a lease with Omega Development Corporation for office space for our headquarters located in Warren, Michigan.  Omega Development Corporation is owned by James Juliano.  The lease was effective June 17, 2010 with a term ending December 17, 2010.  Effective May 1, 2011, we entered into a lease with J.M. Land Co. for the same office space. J.M. Land  Co. is owned by James Juliano. We pay monthly rent of $1,000, and  the gas and electric utilities which has historically averaged approximately $1,000 per month.   See also Note 5—Commitments and Contingencies—Lease Agreements.

Note 4 — Notes Payable

We have the following notes:

	June 30, 2011	September 30, 2010

George Resta Note: Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 3,000 shares of the Company’s common stock at $8.75 per share. Additionally, the Company granted the note holder warrants to purchase 2,500 shares of the Company’s common stock at $8.75 per share. The note, together with accrued interest of $29,067 then owing, was settled on March 4, 2011.	$-	$38,743

Investment Hunter, LLC Note: Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 3,000 shares of the Company’s common stock at $8.75 per share. Additionally, the Company granted the note holder warrants to purchase 25,000 shares of the Company’s common stock at $8.75 per share. The note, together with accrued interest of $164,830 was settled on March 4, 2011	-	293,557

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $3.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $2.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $163,990 and $127,653 was outstanding as of June 30, 2011 and September 30, 2010, respectively. This note is currently in default.
	150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $2.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $2.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $112,462 and $87,878 was outstanding as of June 30, 2011 and September 30, 2010, respectively. This note is currently in default.
	100,000	100,000

	$250,000	$1,100,300

$250,000 and $1,100,300 of the notes payable in the foregoing table were in default as of June 30, 2011 and September 30, 2010, respectively.

 Note 5 — Commitments and Contingencies

Consulting Agreements.

On September 17, 2008, we entered into an agreement with RJS Consulting LLC (“RJS”), an entity owned by our former chairman of the Board of Directors, Richard Stromback, under which RJS will provide advice and consultation to us regarding strategic planning, business and financial matters, and revenue generation.  The agreement expires on September 17, 2011 and calls for monthly payments of $16,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, $1,000 per month to pay for office rent reimbursement, expenses associated with RJS’s participation in certain conferences, information technology expenses incurred by the consultant in the performance of duties relating to the Company, and certain legal fees incurred by Richard Stromback during his tenure as our Chief Executive Officer. Stromback has not performed any services under this agreement since its inception. We therefore stopped accruing amounts due under this agreement and wrote off the amount previously due.

On September 17, 2008, we entered into an agreement with DAS Ventures LLC (“DAS”) under which DAS will act as a consultant to us.  DAS Ventures, LLC is wholly owned by Doug Stromback, a principal shareholder and former director and brother of  Rich Stromback.   Under this agreement, DAS will provide business development services for which it will receive commissions on licensing revenues equal to 15% of revenues and commissions on product sales equal to 3% of said sales and reimbursement for information technology expenses incurred by the consultant in the performance of duties relating to the Company. This agreement expires on September 17, 2011.

Employment Agreements.

On January 1, 2007, we entered into an employment agreement with Sally J.W. Ramsey who is our founder and serves as VP of New Product Development. The agreement expires on January 1, 2012.   She was paid an annual base salary of $180,000 in 2007.  From January 1, 2008 through December 15, 2008, she received an annual base salary of $200,000. On December 15, 2008, we amended the agreement to reduce Ms. Ramsey’s annual base salary to $60,000 and on September 21, 2009 her annual salary was increased to $75,000.  On May 18, 2011, we increased her annual base salary to $100,000. Additionally, on April 22, 2011, she forfeited previously issued stock options and received options to purchase 2.1 million shares of our common stock at a price of $0.20 per share. The options vested upon issuance and expire on April 22, 2021.

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett, our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The agreement expires on September 21, 2012. Mr. Crockett receives an annual base salary of $200,000.  On April 22, 2011, Mr. Crockett forfeited previously issued stock options and  he received options to purchase 1.8 million shares of our common stock at a price of $.20 per share.  The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. As of June 30, 2011, Mr. Crockett had deferred $40,000 of his salary since May 2010.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary. Mr. Iannotti served as our Vice President, General Counsel from August 11, 2008 until March 23, 2010 and rejoined us on May 17, 2010. His employment agreement expires on September 17, 2012. Mr. Iannotti receives an annual base salary of $100,000. On April 22, 2011, Mr. Iannotti forfeited previously issued stock options and received options to purchase 300,000 shares of our common stock at a price of $.20 per share.  The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with F. Thomas Krotine, our Vice President, Business Development.  Effective November 1, 2009, Mr. Krotine received an annual base salary of $65,000.  On April 22, 2011, we amended our employment agreement with Mr. Krotine. Under the new amendment, he will receive an annual salary of $100,000 and, in exchange for forfeiting previously issued stock options, was granted options to purchase 300,000 shares of our common stock at $0.20 per share. The agreement may be terminated prior to the end of the term for cause. If Mr. Krotine’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year of a change in control shall be deemed to be a termination without cause.

 On April 22, 2011, our Board of Directors approved compensation for our Chairman, James Juliano, of $4,000 per month.

Contingencies.

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus 25% interest, attorneys’ fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter.  On March 15, 2010, the Court found in favor of Investment Hunter, LLC and awarded it $367,000 plus interest from the date of the lawsuit. A judgment against us in the amount of $367,000 plus interest was entered on August 4, 2010.  We had accrued $440,267 including interest relating to this note, as of December 31, 2010. We settled this lawsuit on March 4, 2011.              .

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

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, 25% interest and attorneys’ fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  Our position is that a settlement was reached by the parties.  We have filed an answer and have been engaged in discussions to resolve his suit. We have recorded a liability of $526,452 on our balance sheet including interest relating to this note as of June 30, 2011.

On October 26, 2010, Semple, Marchal & Cooper, LLP, our former auditor, filed suit in the Superior Court of the County of Maricopa Arizona for nonpayment of professional fees in the amount of $37,882 plus interest.  We had accrued $61,845 in our accounts payable as of December 31, 2010 for this vendor. We settled this lawsuit on February 28, 2011.

Lease Commitments.

a.
We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,200 per month.  Rent expense for the three months ended June 30, 2011 and 2010 was $3,600 and $5,400, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was $9,000 and $10,800, respectively.

b.
Effective May 1, 2011, we entered into a lease with J.M. Land Company for office space for our headquarters located in Warren, Michigan.  The lease was effective May 1, 2011 and expires on April 30, 2012.  This lease replaces the earlier lease agreement on the same premises.   Monthly rent is $1,000 and  we pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month.  Rent and utilities expenses for the nine months and the three months ended June 30, 2011 totaled $12,438 and $3,114 respectively.

Note 6 — Equity

Warrants.   On December 16, 2006, we issued warrants to Trimax, LLC to purchase 100,000 shares of our stock at $10.00 per share.  On November 11, 2008, the exercise price of the warrants was changed to $4.50 per share.  The warrants vested on December 17, 2007. As of June 30, 2011, the remaining life of the warrants is 5.5 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 52,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of June 30, 2011, the remaining life of the warrants is 6.5 years.

On March 1, 2008, we issued warrants to George Resta to purchase 2,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of June 30, 2011, the remaining life of the warrants is 6.5 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 25,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of June 30, 2011, the remaining life of the warrants is 6.5 years.

On June 9, 2008, we issued warrants to Hayden Capital to purchase 42,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which the Company sells its debt or and/or equity in its next private or public offering.  The warrants vested upon issuance.  As of June 30, 2011, the remaining life of the warrants is 6.8 years.

On June 21, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $3.75 per share.  The warrants vested upon issuance. As of June 30, 2011, the remaining life of the warrants is 6.8 years.

On July 14, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $2.50 per share.  The warrants vested upon issuance.  As of June 30, 2011, the remaining life of the warrants is 6.8 years.

On July 14, 2008, we issued warrants to George Resta to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of June 30, 2011, the remaining life of the warrants is 6.8 years.

On July 14, 2008, we issued warrants to Investment Hunter, LLC to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of June 30, 2011, the remaining life of the warrants is 6.8 years.

We issued the following immediately vested warrants to Equity 11 in conjunction with Equity 11’s purchases of our convertible preferred stock:

	Strike	Date	Expiration
Number	Price	Issued	Date
20,000	$3.75	July 28, 2008	July 28, 2018
1,000	$3.75	August 20, 2008	August 20, 2018
5,000	$3.75	August 27, 2008	August 27, 2018
100,000	$3.75	August 29, 2008	August 29, 2018
75,000	$3.75	September 26, 2008	September 26, 2018
9,400	$3.75	January 23, 2009	January 23, 2014
3,000	$3.75	February 10, 2009	February 10, 2014
2,500	$3.75	February 18, 2009	February 18, 2014
4,000	$3.75	February 26, 2009	February 26, 2014
2,300	$3.75	March 10, 2009	March 10, 2014
8,000	$3.75	March 26, 2009	March 26, 2014
2,150	$3.75	April 14, 2009	April 14, 2014
3,350	$3.75	April 29, 2009	April 29, 2014

On November 11, 2008, we issued warrants to purchase 400,000 shares of our common stock at $2.50 per share to Trimax. The warrants vested upon issuance.  The remaining life of the warrants is 7.5 years.

Shares.

On August 28, 2008, we entered into an agreement with Equity 11 to issue up to $5,000,000 in convertible preferred securities.  The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at $2.50 per share.  The preferred securities carry “as converted” voting rights.  As of December 1, 2010, we had issued 2,623 of these convertible preferred shares.  The shares were converted into 1,049,200 common shares on December 22, 2010. Each convertible preferred security sold under this agreement had warrants (100 warrants for each $1,000 convertible preferred share sold) attached to it.  The warrants are immediately exercisable, expire in five years, and entitle the investor to purchase one share of our common stock at $3.75 per share for each warrant issued.  The table above identifies warrants issued in conjunction with Equity 11’s additional purchases of our 5% convertible preferred stock through December 31, 2010.  On December 1, 2010, we issued 62 shares of convertible preferred stock in lieu of dividends. These shares were converted into 24,800 shares of common stock on December 22, 2010.

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of December 31, 2010, we had issued 872 of these convertible preferred securities. These shares were converted into 2,352,115 common shares on December 22, 2010.  Included in this converted shares figure were 200,000 common shares resulting from the issuance of 20 shares of convertible preferred stock on December 1, 2010 in lieu of cash dividends.  On June 1, 2011, we issued 10 shares of convertible preferred stock, Series B, in settlement of a partial dividend owing to Equity 11.  These shares are convertible into 482,786 shares of our common stock.

On September 30, 2009, Ecology Coatings, Inc. and Stromback Acquisition Corporation  (SAC), entered into a Securities Purchase Agreement for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  SAC is owned by Richard Stromback, a former member of our Board of Directors.  Until April 1, 2010, SAC had the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  SAC may convert the Convertible Preferred Shares into our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the OTCQB marketplace for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by SAC under a Registration Rights Agreement.  One investment of $240,000 was made under this agreement, on October 1, 2009. Per the terms of the agreement and at Mr. Stromback’s direction, we paid $120,000 to him on that date in settlement of past payables owed to him directly or to RJS Ventures, LLC, a company controlled by him.  As of June 30, 2011, we had issued 258 of these Preferred Series B shares. These shares are convertible into 223,353 of our common shares.

In the event of a voluntary or involuntary dissolution, liquidation or winding up, Equity 11 and SAC will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock.

On March 1, 2011, we issued 25,000 shares of our common stock to Quarles and Brady, a law firm to whom we owed approximately $143,000. These shares, along with a cash payment, were accepted in full settlement of the amounts then owing.

On March 1, 2011, we issued 650,000 shares of our common stock to Wilson, Sonsini, a law firm to whom we owed approximately $340,000. They accepted these shares, along with a cash payment, in full settlement of the amounts then owing subject to the conditions discussed in Note 1 (“Summary of Accounting Policies”) above.

On March 9, 2011 and March 11, 2011, respectively, we entered into agreements with Fairmount Five, LLC and John Bonner to sell a minimum of an aggregate of 2,520 of our 5.0% Cumulative Convertible Preferred Shares, Series C at a purchase price of $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investors into shares of our common stock at $.06 per share.  The preferred securities carry “as converted” voting rights. We issued 1,580 of these shares as of June 30, 2011, including the transactions discussed below. These shares are convertible into 26,334,795 shares of our common stock.  In the event of a voluntary or involuntary dissolution, liquidation or winding up, the holders of these shares will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock.

On March 9, 2011, we issued James Juliano 100 of our 5.0% Cumulative Convertible Preferred Shares, Series C, in settlement of a note for $100,000 and the accrued interest thereon that we had previously issued on December 22, 2010.

On March 9, 2011, we issued John Salpietra  120 of our 5.0% Cumulative Convertible Preferred Shares, Series C, in settlement of a note for $120,000 and the accrued interest thereon that we had previously issued on February 14, 2011.  These shares are convertible into 2,000,000 of our common shares.

On April 12, 2011, we sold 100 of our convertible preferred shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 of our common shares.

On May 9, 2011, we sold 100 of our Convertible Preferred Shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 of our common shares.

On May 31, 2011, we sold 100 of our Convertible Preferred Shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 of our common shares.

On June 1, 2011, we issued 15 shares of our convertible preferred shares, Series C, to Fairmount Five as a dividend in lieu of cash.  These shares are convertible into 1,666,667 of our common shares.

On June 29, 2011, we sold 100 of our Convertible Preferred Shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 of our common shares.

Note 7 — Stock Options

Stock Option Plan.   On May 9, 2007, we adopted a stock option plan and reserved 900,000 shares for the issuance of stock options or for awards of restricted stock. On December 2, 2008, our Board of Directors authorized the addition of 200,000 shares of our common stock to the 2007 Plan.  On February 7, 2011, our shareholders voted to add 4,400,000 shares of our common stock to the stock option plan. All prior grants of options were included under this plan.  The plan provides for incentive stock options, nonqualified stock options, rights to restricted stock and stock appreciation rights.  Eligible recipients are employees, directors, and consultants.  Only employees are eligible for incentive stock options.

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

We did not grant any non-statutory options during the quarter ended June 30, 2011.

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2010	$5.25	1,086,224	-
Granted	$.20	4,860,000	-
Exercised	-	-	-
Forfeited	$4.32	595,044	-
Outstanding as of June 30, 2011	$.79	5,351,180	9.6
Exercisable	$1.40	2,588,180	9.3

The options are subject to various vesting periods between June 26, 2007 and April 22, 2014.   The options expire on various dates between March 1, 2017 and April 22, 2021. Additionally, the options had no intrinsic value as of June 30, 2011.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Dividend	None
Expected volatility	86.04%-260%
Risk free interest rate	0.10%-5.11%
Expected life	3-5 years

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

Based upon the above assumptions and the weighted average $0.79 exercise price, the options outstanding at June 30, 2011 had a total unrecognized compensation cost of $473,919 which will be recognized over the remaining weighted average vesting period of 2.7 years. Option costs of $641,614 were recorded as an expense for the nine months ended June 30, 2011, all of which was recorded as compensation expense.   Option costs of $469,163 were recorded as an expense for the three months ended June 30, 2011, all of which was recorded as compensation expense.

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the nine months ended June 30, 2011 and 2010, we incurred net losses of ($756,617) and ($1,523,819), respectively.  As of June 30, 2011 and September 30, 2010, we had stockholders’ deficits of ($1,365,899) and ($2,993,817), respectively. These factors, amongst others, raise substantial doubt the Company's ability to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  We will need to acquire additional funding in fiscal year 2012 to continue our operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 9 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet. The following was noted for disclosure:

On July 26, 2011, we issued 100 shares of convertible preferred shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 shares of our common stock.

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

Our patent and intellectual property activities to date include:

•
five patents covering elements of our technology from the United States Patent and Trademark Office (“USPTO”).  An additional PCT patent application has been initially approved  by the USPTO for accelerated treatment.

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

Operating Results

Nine Months Ended June 30, 2011 and 2010

Revenues.   Product sales generated revenues of $3,190 for the nine months ended June 30, 2011. We had product sales of $13,714 for the corresponding period in 2010. Revenues for both periods all came from one customer.

Salaries and Fringe Benefits.   These expenses remained approximately the same for the nine months ended June 30, 2011 compared with the corresponding period for the year earlier.

Professional Fees.   The   decrease of approximately $163,000 in these expenses for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 is due to the elimination of consulting agreements for general business consulting and investor relations as well as a reduction in legal fees.

Other General and Administrative.   The increase of approximately $90,000 in these expenses for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 is due largely to an increase of $286,000 in compensatory options expense  associated with options granted to officers and directors in April, 2011 as well as salaries associated with hiring three employees during the 2011 period.  This was offset by a reduction  in the expense associated with the abandonment of certain patents in the 2010 period.

Operating Loss.   The decreased operating loss of approximately $77,000 between the reporting periods is explained in the discussion of other expenses above.

Income From Forgiveness of Payables and Debt. This income stems from settlements reached with certain debt holders and vendors during the nine months ended June 30, 2011 as well as the write off of certain payables that will not be paid due to non-performance by the vendors. The amount - $872,861 - is the difference between what was owed prior to the settlement and the amounts of the settlements paid. All settlement amounts were paid prior to June 30, 2011. The income from these sources totaled $191,555 for the nine months ended June 30, 2010 and resulted from settlements with vendors.

Interest Expense. These expenses remained approximately the same for the nine months ended June 30, 2011 compared with the corresponding period for 2010.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the nine months ended June 30, 2011 and 2010 as we have fully reserved the asset until realization is more likely than not.

Net Loss.   The change from a net loss of $1,523,819 for the nine months ended  June 30, 2010 compared to net loss of $756,617 for  the nine months ended June 30, 2011 is explained in the foregoing discussions of the various expense categories as well as in the discussion of Income From Forgiveness of Payables and Debt.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the nine months ended June 30, 2011 reflects the changes in the  net loss position discussed above as well as the increase in weighted average shares outstanding during the nine months ended June 30, 2011. The improvement in net loss was substantially offset by the increase by the preferred dividend – beneficial conversion. This is because our newly issued convertible preferred shares can be converted to common shares at $0.06 per share.  On June 30, 2011, our common shares were trading at $0.10 per share.

Three Months Ended June 30, 2011 and 2010

Revenues.   We generated no revenues from product sales for the three months ended June 30, 2011. Product sales generated revenues of $2,829 for the three months ended June 30, 2010.  Revenues for the 2010 period came from one customer.

Salaries and Fringe Benefits.   The increase of approximately $32,000 in such expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is the result of the increase in the salary of two officers effective May 15, 2011, and an  increase in health care expense due to the addition of three new employees.

Professional Fees.   The  decrease of approximately $35,000 in these expenses for the three months ended June  30, 2011 compared to the three months ended June 30, 2010 is due to elimination of consulting agreements for general business consulting and investor relations as well as a reduction in other legal fees.

Other General and Administrative.   The increase of approximately $435,000 in these expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is due to an increase of $380,000 in compensatory options expense  associated with options granted to officers and directors in April, 2011 as well as salaries associated with hiring three employees during the reporting period.

Operating Losses.   The increased operating loss of approximately $435,000 between the reporting periods is explained in the discussion above.

Income From Forgiveness of Payables and Debt. This income  for the three months ended June 30, 2010, stems from settlements reached with certain vendors during that time period.

Interest Expense. The decrease of approximately $19,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 results from a decrease in average outstanding debt in the current period. This decrease in average outstanding debt occurred as a result of those settlements which occurred in early March, 2011.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended June  30, 2011 and 2010 as we have fully reserved the asset until realization is more likely than not.

Net Loss.   The change from a net loss of $209,313 for the three months ended June 30, 2010 compared to net loss of $815,412 for the three months ended June 30, 2011 is explained in the foregoing discussions of the various expense categories as well as in the discussion of Income From Forgiveness of Payables and Debt.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended June 30, 2011 reflects the change in net loss position discussed above as well as by the increase in weighted average shares outstanding during the three months ended June 30, 2011. The net loss was further  increased in preferred dividend – beneficial conversion. This is because our newly issued convertible preferred shares can be converted to common shares at $0.06 per share. On June 30, 2011, our common shares were trading at $0.10 per share.

Liquidity and Capital Resources

We had $73,346 in cash as of June 30, 2011.  Prior to June 30, 2011, Fairmount Five established an escrow in the amount of $1,355,000 for future purchases of our Preferred Series C stock.  As of June 30, 2011, $955,000 was still available. In the nine months ended June 30, 2011, we used approximately $1,293,000 in cash to fund our operations, approximately $33,000 to purchase fixed and intangible assets, and approximately $236,000 to pay off debt using money borrowed under short term notes and proceeds from the sale of our Preferred Series C stock.

We have incurred an accumulated deficit of $28,088,016.  Of this amount, approximately $18,561,000 stems from non-cash items such as options expense, beneficial conversion expense, depreciation and amortization, and changes in working capital accounts. We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue, though we did generate $3,190 in revenue in the nine months ended June 30, 2011.

We expect to continue using substantial amounts of cash to: (i) fund ongoing salaries, professional fees, and general and administrative expenses; (ii) further develop and commercialize our products; (iii) develop and protect our intellectual property.  Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenue.

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of Preferred Series C stock to Fairmount Five pursuant to our Convertible Preferred Securities Agreement dated March 7, 2011.  As of June 30, 2011, Fairmount Five had committed to acquiring an additional $955,000 of Preferred Series C stock.  The Preferred Series C stock is convertible into our common stock at a price of $0.06 per share.

As of June 30, 2011, we had notes payable to nine separate parties, including related parties, on which we owed approximately $1,511,000 in principal and accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  Notes and the accrued interest totaling $526,452 owing to one note holder were due prior to September 30, 2009 and the holder has demanded payment.  Additionally, we have notes owing to shareholders totaling $294,909 including accrued interest as of June 30, 2011.  These notes were due and payable on December 31, 2009. None of the debt is subject to restrictive covenants.  All of the debt is unsecured except for the $600,000 owing on the Salpietra note which is secured by our patents and intellectual property. There was approximately $628,837 outstanding, including accrued interest, on the Salpietra note as of June 30, 2011.

On December 22, 2010, Equity 11 converted almost all of its Preferred Series A and B stock into 3,401,311 shares of our common stock.  In addition, Stromback Acquisition Corporation purchased 240 Preferred Series B shares on October 1, 2009 and, together with the June 1, 2010, December 1, 2010 and June 1, 2011 dividends issued in lieu of cash, now holds 258 Preferred Series B shares.   Equity 11’s and SAC’s ability to purchase additional Preferred Series B shares has now lapsed.  On March 7, 2011, we entered into a definitive agreement with Fairmount Five for a $2.4 million investment.  We also entered into a separate agreement with John Bonner for the purchase of $120,000 of our Preferred Series C stock.

As of June 30, 2011, there were 10,658,506 shares of our common stock, 268 shares of our Preferred Series B, and 1,580 shares of our Preferred Series C stock issued and outstanding. As of June 30, 2011, options and warrants to purchase up to 6,209,760 shares of common stock had been granted and were outstanding.

Off-Balance Sheet Arrangements

See Notes to the Consolidated Financial Statements in this Form 10-Q beginning on page 1. The details of off-balance sheet arrangements are all identified in Note 5 – Commitments and Contingencies.

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

Income from forgiveness of payables and debt.   Income from the forgiveness of payables and debt is recognized when all of the conditions associated with the forgiveness have been met.

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

Property and Equipment.   Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the following useful lives:

Computer equipment	3-10 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Signs	7 years
Software	3 years
Marketing and Promotional Video	3 years

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2011, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, 25% interest and attorneys’ fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  Our position is that a settlement was reached by the parties.  We have filed an answer and have been engaged in discussions to resolve his suit. We have recorded a liability of $526,452 on our balance sheet including interest relating to this note as of June 30, 2011.

ITEM 1A. RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent the known material risks that we believe could cause our business results to differ from the statements contained herein.

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue as yet.  We had an accumulated deficit of $28,088,016 as of June 30, 2011. Approximately $18,561,000 of this amount is due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, preferred stock dividends, and stock issued to pay for services, payables, and debt extensions. Our prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and until March 2011 had relied primarily on additional investment from Equity 11 and from Stromback Acquisition Corporation (“SAC”) as well as debt from private sources.   On March 7, 2011 and March 11, 2011, respectively, we consummated an agreement with Fairmount Five and John Bonner for $2,520,000 in new investment.  These investors have acquired our Preferred Series C stock at a total purchase price of $1,565,000. We have a commitment of $945,000 from Fairmount Five for future purchases of Preferred Series C stock as of June 30, 2011.

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

Although investors agreed to invest $2,520,000 in us in March 2011, we will likely use those funds for our operations for the remainder of 2011.  Unless we are able to generate significant revenue by then, we will need additional financing in 2012 to continue operations.

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

There is a significant amount of competition in our market

The industrial coatings market is extremely competitive.  Our competitors include Sun Chemical, Flint Inks, Ashland, Actega, and Minus Nine.  Competitive factors our products face include ease of use, quality, portability, versatility, reliability, accuracy, product cost, switching costs and other factors.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors who have competitive technology and products for many of our products.  New companies will likely enter our markets in the future.  Although we believe that our products are distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, we may not be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share.  We do not know that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

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

We are uncertain of our ability to protect our technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary coatings, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover some of our coatings.  The U.S. Patent Office (“USPTO”) has issued five patents to us.  We have four applications still pending before the USPTO, including a PCT application that has been approved for accelerated treatment, and five patent applications pending in other countries.

We do not know if any additional patents relating to our existing technology will be issued from the United States or any foreign patent offices, that we will receive any additional patents in the future based on our continued development of our technology, or that our patent protection within or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

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

We may be precluded from registering our trademark registrations in other countries

We have received approval of “EcoQuick”, “EZ Recoat™”, “Liquid Nanotechnology™”, “Ecology Coatings™” as trademarks in connection with our proposed business and marketing activities in the United States.  Although we intend to pursue the registration of our marks in the United States and other countries, prior registrations or uses of one or more of such marks, or a confusingly similar mark, may exist in one or more of such countries, in which case we might be precluded from registering or using such mark in certain countries.

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

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During fiscal year 2010, our low and high market prices of our (post-reverse split) stock were $0.208 per share (August 20, 2010) and $2.751 per share (October 1, 2009).  On June 30, 2011, the closing price of our stock was $.10 per share.  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholders to sell our common stock.

Control by key stockholders

As of June 30, 2011, Fairmount Five, John Bonner, Richard D. Stromback, Douglas Stromback, Deanna Stromback, who are the brother and sister of Richard D. Stromback, respectively, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 94.1% of the voting power of our outstanding capital stock.  Fairmount Five has the right to appoint two directors to our Board.  Such stock ownership and governance rights may constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

Trading in our common stock on the OTCQB marketplace is dependent on brokerage houses making a market for the stock

Our common stock trades on the OTCQB marketplace.  Historically, several brokers made a “market” in our stock by quoting bid and ask prices.  Such brokers will only continue to make a market in our stock if they believe they can continue to make a profit.  Thus, continued trading in our common stock on the OTCQB marketplace is contingent on these brokers, or new brokers, continuing to make a market in our common stock.  If such brokers do not continue to make a market in our stock, our stock will be traded on the “pink sheets” which is generally considered to be a less efficient market.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is considered a “penny stock” because it is traded on the OTCQB marketplace and it trades for less than $5.00 per share. The OTCQB marketplace is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

We have never paid dividends and have no plans to do so in the future

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our investment agreements with Fairmount Five, John Bonner and SAC prevent the payment of any dividends to our common stockholders without their prior approval.  Dividends for Preferred Series B and Preferred Series C shares held by Fairmount Five, John Bonner and SAC have not been paid in cash.  Thus far, the dividends for our preferred shares have been paid through the issuance of additional preferred shares.

The issuance and exercise of additional options, warrants, and convertible securities may dilute the ownership interest of our stockholders

To the extent that our outstanding stock options and warrants are exercised, preferred shares are converted to common stock or promissory notes are converted into common stock, dilution to the ownership interests of our stockholders will occur.  On December 22, 2010, Equity 11 converted almost all of its convertible preferred shares into 3,401,311 shares of our common stock.  SAC held 258 shares of our Preferred Series B stock, Equity 11 holds 10 shares of our Preferred Series B stock and Fairmount Five and John Bonner held 1,580 of our Preferred Series C shares as of June 30, 2011 both of which are convertible into our common stock.

As of June 30, 2011, we had granted options to purchase 5,351,180 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As June 30, 2011, we had issued warrants to purchase 906,580 shares of our common stock which includes 235,700 warrants issued to Equity 11.  As of June 30, 2011, there was $526,452 outstanding in principal and accrued interest on notes held by Mitchell Shaheen.  These notes are no longer convertible but it is possible that we may grant conversion rights to such holder to reduce our need for cash.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.   As of June 30, 2011, we had 10,658,506 common shares, stock options to acquire 5,303,180 common shares and warrants to acquire 906,580 common shares issued and outstanding.  Our common stock and preferred stock can be issued by our Board of Directors without stockholder approval.  Any future issuances of our common stock or preferred stock by our Board could further dilute the percentage ownership of our existing stockholders.

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

Sales of our stock by large equity holders may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  On some trading days, no shares of our stock are sold.  In addition, we have filed a registration statement for a portion of the shares held by Equity 11 and may file additional registration statements as the SEC rules may permit.  Once registered, these shares may be sold on the OTCQB marketplace or “pink sheets”.  Future sales of a substantial number of shares by large equity holders will likely put a downward pressure on the price of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the convertible preferred shares, Series C, sold to Fairmount Five discussed in Note 6, Equity, to our financial statements, we did not have any sales of unregistered securities and we did not repurchase any of our securities during the three months ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

As of June 30, 2011, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on June 30, 2011

Mitchell Shaheen I	September 21, 2008	$313,990

Mitchell Shaheen II	July 14, 2008	$212,462

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$159,671

Deanna Stromback	December 15, 2003	$132,654

Nirta Enterprises	April 15, 2010	$25,485

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

3.1	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1*	Third Amendment of Employment Agreement with Sally Ramsey dated May 18, 2011. (3)**

10.2*	First Amendment of Employment Agreement with F. Thomas Krotine dated May 25, 2011. (4)**

10.3*	Headquarters Lease with J.M. Land Co. effective May 1, 2011. (5)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements and notes from the Ecology Coatings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August XX, 2011, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.

*            Filed herewith.
**  Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference from OCIS’ registration statement on Form SB-2 originally filed with the SEC on September 28, 2002 and amended on September 20, 2002, November 7, 2002 and March 27, 2003.

(2) Incorporated by reference from our Form 8-K filed with the SEC on July 30, 2007.

(3) Incorporated by reference from our Form 8-K/A filed with the SEC on May 19, 2011.

(4) Incorporated by reference from our Form 8-K filed with the SEC on June 6, 2011.

(5) Incorporated by reference from our Form 8-K filed with the SEC on July 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 15, 2011	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)