Form 10-K
ECOLOGY COATINGS, INC.
filed 2011-12-16
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-91436

ECOLOGY COATINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24663 Mound Road, Warren, MI  48091

(Address of principal executive offices) (Zip Code)

(586) 486-5308

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	OTCQB
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes □  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer  □                       Accelerated filer  □

Non-accelerated filer  □                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2011, approximately 1,625,677 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $260,108 based on the available OTCQB closing price of $.15 per share on December 8, 2011.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 30, 2011, the number of shares of common stock of the registrant outstanding was 16,158,506 and the number of shares of convertible preferred stock outstanding was 1,988.

FORM 10-K
ECOLOGY COATINGS, INC.
SEPTEMBER 30, 2011

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

Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

“Ecology”, “we”, “us”, or “our” refer to Ecology Coatings, Inc. and its wholly-owned subsidiary, Ecology Coatings, Inc., a California corporation.

ITEM 1.   DESCRIPTION OF BUSINESS

Ecology Coatings, Inc. (“Ecology-CA”) was originally incorporated in California on March 12, 1990.  OCIS Corp. (“OCIS”) was incorporated in Nevada on February 6, 2002.  OCIS completed a merger with Ecology-CA on July 27, 2007 (the “Merger”).  In the Merger, OCIS issued approximately 6,106,137 shares of common stock to the Ecology-CA stockholders.  In this transaction, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc. and our ticker symbol on the OTC Bulletin Board association changed to “ECOC.”  As a result of the merger, we became a Nevada corporation and Ecology-CA became a wholly owned subsidiary.

Company Overview

We develop “clean tech”, EcoBloc™ enabled, ultra-violet (“UV”) curable coatings that are designed to drive efficiencies, reduce energy consumption, create new performance characteristics and virtually eliminate pollutants in the manufacturing sector.  We create proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated clean technology products that reduce overall energy consumption.

Our patent and intellectual property activities to date include:

●	seven patents covering elements of our technology from the United States Patent and Trademark Office (“USPTO”)

●	five European validations of European patent EP 1723180

●	one PCT international patent application

●	three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

●	200+ proprietary coatings formulations.

We continue to work independently on further developing our clean technology products. Our target markets include electronics, steel, construction, automotive and trucking, paper and packaging products and original equipment manufacturers (“OEMs”).  Our business model contemplates both licensing and direct sales strategies.  We intend to license our technology to industry leaders in our target markets, through which products will be sold to end users.  We plan to use direct sales teams and third party agents in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales.

Business in General

We have focused on developing products that support inexpensive mass production utilization of protective coatings that are cured under UV light. Some of our coatings include nano-particles for improved performance.  We believe that our coatings represent a paradigm shift in coatings technology.   We have strived for technological breakthroughs.  We have developed over 200 individual coating formulations that we believe address the limitations of traditional coatings.  The USPTO has issued seven patents and has allowed a eighth covering many of these formulations as well as their application.  Additionally, we have taken actions so that the formulations that are not currently patent protected are protected as trade secrets.

Nearly every manufactured product has a protective coating on it, including metal, plastic, glass or electronic products.  These coatings are important for providing protection, such as scratch and abrasion resistance, as well as for enabling added durability and maintenance of the overall aesthetic appearance of the product.  Coatings that use water or organic carriers remain the standard in the large OEM coatings market.  However, the use of traditional, carrier-based coatings continues to burden manufacturers with cost, performance, and environmental health and safety disadvantages.

Our coatings are 100% solids and UV curable.  They contain almost no volatile carriers and are generally comprised of polymers that react to UV light, all of which becomes part of the final coating bound to the substrate.  Thus, our coatings are environmentally sustainable.  Traditional coatings, such as paint, are composed of a solid resin and a carrier, such as an organic solvent or water, used to adjust the viscosity to allow application.  Thus, during the curing process the carrier evaporates either by application of heat or air-drying, both of which require time to complete the process.  Moreover, the evaporation of the carrier can generate environmentally harmful airborne emissions.

Our Solution - Clean Technology

Our 100% solids UV-cured clean technology addresses limitations of conventional coatings and provides unique performance combinations.  We have developed over 200 specific individual coating formulations that address the limitations of traditional carrier-based coatings. Our coatings cure in less than a minute after application without the use of heat.  This changes the manufacturing dynamic in six ways.  First, some of our coatings are bio-based using components that are generally recognized as safe for human consumption allowing them to come in direct contact with food.  Second, the use of UV curing eliminates the need for thermal heating equipment and/or drying space, allowing manufacturers to use less floor space.  Third, the elimination of thermal heating from the manufacturing process produces dramatic energy cost savings.  Fourth, the use of 100% solids results in fewer harmful airborne emissions being released during production or application. Fifth, in metal applications, UV curing eliminates the bottleneck effect and makes product disassembly unnecessary, increasing the speed with which coated products are produced.    Sixth, a crucial advantage of our products is that they are more cost effective than conventional coatings.  Our 100% solid coatings offer increased efficiency and result in minimal wasted product - if a manufacturer needs one mil of dry film thickness, it need only apply and cure one mil of our coating.

Cleantech Products

Paper & Film – Our paper, film and packaging coatings provide:

•	The substitution of lower cost paper instead of expensive and non-recyclable plastic. EcoQuick™ coated paper can replace polymer laminates on paper, labels and packaging.
•	High speed curing – seconds, not minutes - compatible with high speed print operations e.g. 400 feet per minute for use on flexographic, digital and gravure printed labels and packaging.
•	Barrier protection – revolutionary thin film properties with tremendous resistance to water, gas and chemical barriers and low oxygen transmission.
•	Nanotechnology-enhanced formulations provide coating performance including superior adhesion and abrasion resistance.

Metals - Our metal coatings provide:

•	The UV curing process uses 80 percent less energy, reduces manufacturing floor space needs by up to 80 percent, and eliminates curing bottlenecks.
•	High speed curing – seconds compared to minutes for heat-cured solvent-based and powder coatings.
•	Barrier protection –Unique thin film properties such as water and chemical resistance, and low oxygen transmission reducing corrosion.
•	EcoBloc™ enhanced formulations provide unique coating performance including superior adhesion to difficult-to-adhere-to metals with improved scratch resistance.
•	Increases manufacturing productivity since UV curing uses no heat; so complex products containing metal parts with rubber gaskets do not need to be disassembled prior to the coating and curing.
•	Reduces and/or eliminates EPA compliance burden and cost.

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

Electronics - Our coatings do not contain water or organic solvents that may damage delicate electronic components.  Moreover, these coatings are also UV curable and may be applied and cured without thermal shock to the substrate. We believe this technology also offers potential for various electronics applications, including RFIDs

Medical - We have successfully developed a flexible, urethane based coating used to bond metal and plastic parts for use on a cardiovascular device.

License Arrangements

We have not yet been successful in generating substantial licensing or sales revenue and our coatings have been incorporated into only a few manufacturers’ products.  Many of our potential customers require extensive performance tests of our technology which can take several years to complete.   In addition, some potential customers are concerned about our long-term financial viability.  Licenses signed with DuPont in 2004 and Red Spot in 2005 have not generated any royalties.  We signed a non-exclusive license with BASF Coatings GmbH in November 2011 for the use of four of our patents worldwide. BASF Coatings GmbH has the right to sub-license its rights in these patents.  We are unable to make predictions regarding the timing and size of any future royalty payments and/or product sales.

Marketing Strategy

Our target markets include paper, film and packaging, electronics, automotive and trucking, health care and OEMs.  Our business model contemplates both a licensing strategy and direct sales strategy.  We intend to license our technology to industry leaders in the electronics, steel, construction, automotive and medical applications markets, through which our product will be sold to end users.  We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper products, to develop our product sales. Thus, our key promotional activities may include:

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

Sales Strategy

To date, we have conducted all of our business development and sales efforts through our senior management team who are active in other roles.  In fiscal year 201l, we added two salespeople and one product development person to our staff.  We intend to build dedicated sales, marketing, and business development teams to sell our products.  Our initial focus will be either the direct sales of our products to end users and/or the formation of joint venture arrangements with established market participants through which our products will be sold.  We also intend to engage in strategic licensing activities targeted at key markets.  Eventually, we hope to also use strategic external sales forces who can extend the reach of our marketing efforts.

Our sales cycle is often longer than one year.   The sales process begins with the identification of potential customers in selected markets. If the customer is interested, the customer will generally send application samples to us for initial analysis and testing.  We then coat the application samples using our product. Provided we are able to demonstrate the efficacy of our product on the application sample to the customer, the customer will then perform extended durability tests.  In most cases, we are unable to exert any control or influence over the durability test. Upon conclusion of the durability test, we plan to work with the customer while it decides whether to purchase our product.   We did not generate any significant sales revenues in fiscal year 2011.

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

Fiscal Year 2012 Goals

     Our fiscal year 2012 goals are to generate new sources of revenue from licensing and product sales and to raise additional capital.

Competition

The industrial coatings industry is extremely competitive.  There are several hundred sources in the United States of conventional paints and coatings for general metal use, including major sources such as Akzo Nobel, PPG, Sherwin-Williams and Valspar, who also offer UV coatings primarily for flooring, graphics, paper and container lithography applications.  Direct competition comes from a variety of UV-cure producers such as Allied Photochemical, Rad-Cure (Altana Chemie), BASF, Red Spot (Fujikura), R&D Coatings, Northwest (Ashland),  DSM Desotech, Prime and other small sources.  Although certain of these competitors offer 100% solids products, our product technology is unique as demonstrated by our patents and trade secrets.

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

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  Our patent and intellectual property activities to date include:

•	Seven patents covering elements of our technology from the United States Patent and Trademark Office (“USPTO”)

•	Five European validations of European patent EP 1723180.

•	One PCT international patent application

•	Three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

•	200+ coatings formulations.

The USPTO has issued all patents to Sally J.W. Ramsey, our founder and Vice President for New Product Development, which she irrevocably assigned to us.

We have taken actions to protect our formulations under trade secret laws.

It is possible that no additional patents relating to our existing technology will be issued from the United States or any foreign patent offices, or that we will not receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will not be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.   In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage.  Although we have entered into or intend to enter into confidentiality agreements with our employees, consultants, advisors, and other third parties that we are engaged with, we cannot be certain that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Research and Development

Most of our efforts are focused on inventive research to discover new ways to coat substrates using UV curing.  Those efforts resulted in a variety of new UV cured coatings and patents and patent applications to protect those inventions.  Since 2007 most of our commercialization efforts are related to the application of our cumulative expertise to a different array of substrates for specific customer applications.  By working closely with potential customers, we believe we position ourselves to better understand their needs and increase the likelihood they will use our technology and speed the adoption of our technology in the marketplace.  During this process, our initial customers and we are each responsible for costs incurred in the development process.

For fiscal years 2011 and 2010 we spent approximately $169,000 and $80,000 on research and development, respectively.  This includes contracted research, salary expenses of Sally Ramsey, our Vice President of New Product Development, laboratory expenses, equipment purchases, and raw materials. During these fiscal years, we did not undertake any customer-sponsored research and development.

Manufacturing

We presently have a limited manufacturing capacity. We currently have no contracts in place for the manufacturing of our products.   The raw materials used in our coatings are liquids and we do not believe such materials have any negative environmental impact.  Our business is subject to different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of hazardous substances.  We must conduct our business in compliance with these regulations.  Any changes in such regulations or any change in our business that requires us to use hazardous materials, could force us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.  Increasing public attention has been focused on the environmental impact of manufacturing operations.  While we have not experienced any adverse effects on our operations from environmental regulations, and our products are designed to have no adverse impact on the environment, our business and results of operations could suffer if for any reason we are unable to comply with present or future environmental regulations.

Our principal raw materials suppliers are Cytec Industries, Inc., Chem-Materials Co., Hanse Chemie, Nyacol, Sartomer Company, Inc., Rahn USA Corp. and GMZ, Inc.

Employees

As of September 30, 2011, we had seven full-time employees and one part-time employee.  As of that date, we had employment agreements with four of our employees.

ITEM 1A.  RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent the known material risks that we believe could cause our business results to differ from the statements contained herein.

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue.  We had an accumulated deficit of $28,774,419 as of September 30, 2011. $17,711,292 of this amount was due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, preferred stock dividends, and stock issued to pay for services, payables, and debt extensions.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied primarily on additional investment from Fairmount Five, LLC (“Fairmount Five”), Equity 11, Ltd. (“Equity 11”),  Stromback Acquisition Corporation (“SAC”) and John Bonner as well as small amounts of debt.  The Equity 11 and SAC investment agreements are no longer effective. We have an agreement in place with Fairmount Five, LLC (“Fairmount Five”) for investment of $2,400,000. As of September 30, 2011, we had used $1,865,000 of this amount. We will need to raise additional capital in fiscal year 2012 in order to continue to fund our operations.

We have entered the emerging business of cleantech coatings, which carries significant developmental and commercial risk

We have expended in excess of $1,500,000 to develop our EcoBloc™ enabled and other products.  We expect to continue expending significant sums in pursuit of further development of our technology. Such research and development involves a high degree of risk as to whether a commercially viable product will result.

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

We need additional financing in the spring of 2012 to continue our operations.

As of September 30, 2011, we were in default on approximately $517,500 in principal of short term debt, plus  $365,789 in accrued interest.  Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise additional funds in fiscal year 2012 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.

During our last fiscal year ended September 30, 2011, we relied on the sale of convertible preferred securities and the issuance of debt to fund our operations.  We raised $1,865,000 from the sale of Convertible Preferred Series C shares during the twelve months ended September 30, 2011.  We raised $292,000 from the issuance of debt, of which $220,000 was converted into and included in the issuance of the Convertible Preferred Series shares discussed above.  After September 30, 2011, we had only $655,000 in additional funds available to us under our investment agreement with Fairmount Five.  At our current rate of cash use, such funds will last only until March 2012.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which expires on January1, 2012.  We are working on an extension of Ms. Ramsey’s employment agreement but there is no guarantee that an agreement will be reached.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.  On September 21, 2009, we entered into new employment agreements with our Chief Executive Officer, Chief Operating Officer, and General Counsel and entered into an amendment to Ms. Ramsey’s employment agreement.  On May 17, 2010, we entered into a new employment agreement with our VP, General Counsel and Secretary.

We rely on computer systems for financial reporting and other operations and any disruptions in our systems would adversely affect us

We rely on computer systems to support our financial reporting capabilities and other operations. As with any computer systems, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could impact our ability to report our financial results in a timely manner or to otherwise operate our business.  In this regard, our financial data in our accounting software (QuickBooks) became corrupted and unusable in late June 2009 and the backup system for our computer systems failed to back up the data. This resulted in a delay in our ability to complete our financial statements for the June 30, 2009 quarter and to file our Form 10-Q with the SEC for such period.

We are operating in both mature and developing markets and there is a risk that we may not achieve acceptance of our technology and products in these markets

We researched the markets for our products using our own personnel rather than third parties.  We have conducted limited test marketing and, thus, have relatively little information on which to estimate our levels of sales, the amount of revenue our planned operations will generate and our operating and other expenses.  We cannot be certain that we will be successful in our efforts to market our products or to develop our markets in the manner we contemplate.

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

We expect that our products will have a long sales cycle

The sale of our coatings and the license of our technology will be subject to budget constraints and resistance to change with respect to long-established production techniques and processes, which could result in a significant reduction or delay in our anticipated revenues.  We cannot assure investors that such customers will have the necessary funds to purchase our technology and products even though they may want to do so.  Further, even if such customers have the necessary funds, we may experience delays and relatively long sales cycles due to their internal-decision making policies and procedures and resistance to change.

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

There is a significant amount of competition in our market

The industrial coatings market is extremely competitive.  Our competitors include Akzo Nobel, PPG, Sherwin-Williams and Valspar, BASF, Allied Photochemical, Rad-Cure (Altana Chemie), Red Spot (Fujikura), R&D Coatings, Northwest (Ashland), DSM Desotech, Prime.  Competitive factors our products face include ease of use, quality, portability, versatility, reliability, accuracy, cost, switching costs and other factors.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors who have competitive technology and products for many of our products.  New companies will likely enter our markets in the future.  Although we believe that our products are distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, we may not be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors have existing relationships with manufacturers that may impede our ability to market our technology to potential customers and build market share.  We do not know that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

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

We have limited manufacturing capacity

We have limited manufacturing capacity for our products.  In order to execute our contemplated direct sales strategy, we will need to either: (i) acquire existing manufacturing capacity; (ii) develop a manufacturing capacity “in-house”; and/or (iii) identify suitable third parties with whom we can contract for the manufacture of our products.  To either acquire existing manufacturing capacity or to develop such capacity, significant capital or outsourcing will be required.   We may not be able to raise the necessary capital to acquire existing manufacturing capacity or to develop such capacity.  We cannot be certain that such arrangements, if consummated, would be suitable to meet our needs.

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

We are uncertain of our ability to protect our technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary coatings, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover a number of aspects of our coatings.  The U.S. Patent Office (“USPTO”) has issued seven patents to us.

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

Risks related to our license arrangements

We have licensing agreements with three competitors - BASF, DuPont and Red Spot - regarding their use of our technology for specific formulations for designated applications.  The DuPont license, signed in 2004, and the Red Spot license, signed in 2005, have not generated any ongoing royalty payments thus far and are unlikely to do so in the future.  The BASF license, signed in 2011, is dependent on BASF marketing products with our coatings and has not yet generated any royalties.

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

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During fiscal year 2011, our low and high market prices of our stock were $0.01 per share (December 1, 2010) and $.51 per share (September 1, 2011).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past fiscal year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholder to sell our common stock.

Control by key stockholders

As of September 30, 2011, Fairmount Five, Richard D. Stromback, Douglas Stromback, Deanna Stromback, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 83.9%.   In addition, pursuant to the investment agreement we entered into with Fairmount Five, Fairmount Five has the right to appoint two of the seven members of our Board of Directors.  Additionally, Fairmount Five has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is considered a “penny stock” because it is traded on the OTCQB and it trades for less than $5.00 per share. The OTCQB is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

We have never paid cash dividends and have no plans to do so in the future

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our investment agreement with Fairmount Five prevents the payment of any dividends to our common stockholders without the prior approval of Fairmount Five.  Dividends for the Preferred Series A, Preferred Series B and Preferred Series C shares held by Equity 11, SAC, Fairmount Five and John Bonner have not been paid in cash.  Thus far, the dividends have been paid through the issuance of additional preferred shares.

The issuance and exercise of additional options, warrants, and convertible securities and/or certain investments may dilute the ownership interest of our stockholders

As of September 30, 2011, we had granted options to purchase 5,351,180 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of September 30, 2011, we had issued warrants to purchase 906,580 shares of our common stock. As of September 30, 2011, Fairmount Five, Equity 11, John Bonner and SAC purchased Preferred Series C, Preferred Series A, and Preferred Series B shares and have been issued additional Preferred Series B and C as dividends that are convertible into 28,537,501 common shares.

In addition, at our 2011 annual shareholder meeting, our shareholders approved a 1-for-5 reverse stock split which reduced by a factor of five the number of shares held by each our shareholders.  The reverse stock split was a condition of our obtaining additional investment from Fairmount Five.  Any future investment we obtain will likely dilute the ownership interests of our existing shareholders.

To the extent that our outstanding stock options and warrants are exercised, Preferred Series A, Preferred Series B and Preferred Series C shares and promissory notes are converted to common stock and/or we secure additional future investment, dilution to the ownership interests of our stockholders will occur.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The issuance of common stock and preferred stock can be authorized by our Board of Directors without stockholder approval which will dilute the ownership interests of our stockholders.  Such dilution is likely since we need to secure additional funds in fiscal year 2012 to continue operations.

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

Sales of our stock by Equity 11 may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  On some trading days, no shares of our stock are sold.  In addition, we have filed a registration statement for a portion of the shares held by Equity 11 and may file additional registration statements for Equity 11’s and Fairmount Five’s shares as the SEC rules may permit.  Once registered, these shares may be sold on the OTCQB.  Future sales of a substantial number of shares by Equity 11 or Fairmount Five will likely put a downward pressure on the price of our stock.

Short Selling may drive the price of our stock down

Short selling is the practice of selling securities that have been borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale and the repurchase, as the short seller will pay less to buy the securities than the short seller received on selling them. Conversely, the short seller will make a loss if the price of the security rises.  The ability of Equity 11 to sell a substantial number of shares if a registration statement ever becomes effective and the downward pressure on the price of our common stock that may result may encourage short selling of our common stock by third parties.  Such short selling will cause additional downward pressure on the price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

Our executive office consists of approximately 800 square feet and is located at 24663 Mound Road, Warren, MI  48091.  The lease commenced on June 17, 2010 and continued through December 17, 2010 at an average rate of $1,000 per month.  We entered a new lease on these premises in May 2011 that continues through 2012 that calls for monthly rent payments of $1,000 as well as payment of the entire building’s utilities. The lessor, J.M. Land Company, is wholly owned by James Juliano, the Chairman of our Board of Directors.  We believe this space is adequate for our current needs and that suitable additional space is available on reasonable terms if required.

We also lease approximately 3,600 square feet of laboratory space at 1238 Brittain Road, Akron, Ohio 44310.  We use this facility for manufacturing, storing and testing of our products.  We are currently leasing this property on a month-to-month basis and the monthly rent is $1,200.

Management believes that our existing facilities are adequate for our current needs. We are considering upgrading our laboratory space and we believe suitable additional space will be available on reasonable terms if required.  Management also believes that our facilities are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, interest and attorney fees for amounts under promissory notes we issued to him in the original principal amount of $250,000 with 25% interest.  As of September 30, 2011, Mr. Shaheen claims he is owed approximately $590,000.  We have filed an answer in the case and have been engaged in discussions to resolve his suit.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “ECOC”. The high/low market prices of our common stock were as follows for the periods below, as reported on www.OTCQB.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions.

	High Close	Low Close

Fiscal Year Ended September 30, 2011
1st Quarter	$.09	$.01
2nd Quarter	$.08	$.04
3rd Quarter	$.20	$.10
4th Quarter	$.51	$.02

Fiscal Year Ended September 30, 2010
1st Quarter	$.49	$.21
2nd Quarter	$.28	$.15
3rd Quarter	$.18	$.09
4th Quarter	$.09	$.04

As of September 30, 2011, we had approximately 400 shareholders of record of our common stock.  As of that date, Fairmount Five held 29,310,411 shares of our common stock if it converted all of its preferred shares into common shares.  We have agreed to register common shares to be converted by Fairmount Five from its convertible preferred shares pursuant to our Convertible Preferred Securities Agreement with Fairmount Five.  On October 6, 2011, John Bonner converted all of his convertible preferred shares into 2,024,284 of our common shares.  The sale of all or a significant portion of the shares held by our large shareholders (Fairmount Five, John Bonner, Richard Stromback, Doug Stromback, Deanna Stromback, SAC and Equity 11) could have a material negative effect on the price of our common stock.

Dividends

To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for the operation of our business.  Our Convertible Preferred Securities Purchase Agreement with Fairmount Five prevents the payment of any dividends to our common stockholders without the prior approval of Fairmount Five.  We have paid dividends due Fairmount Five, Equity 11, John Bonner and SAC on their preferred shares by issuing additional preferred shares in lieu of cash.

Securities Authorized For Issuance Under Equity Compensation Plans

Our shareholders approved the 2007 Stock Option Plan and authorized 4,500,000 common shares to be reserved for options exercised under the plan.  In fiscal year 2008, our Board of Directors authorized an additional 1,000,000 common shares to be reserved for exercises under the plan. On February 7, 2011, our shareholders ratified and approved 5,500,000 common shares to be reserved for exercises under the plan. The following table sets forth certain information as of September 30, 2011, concerning outstanding options and rights to purchase common stock granted to participants in all of our equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	5,351,180	$.79	148,820

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year ended September 30, 2011.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. We did not pay any commissions to third parties in connection with the sales.

		Number of		Conversion
Issued to	Issue Date	Preferred Shares	Price	Price (1)
Fairmount Five	2/28/2011	350	$ 1,000	$ 0.06
John Bonner	3/3/2011	120	1,000	0.06
Fairmount Five	3/4/2011	475	1,000	0.06
Fairmount Five	3/9/2011	220	1,000	0.06
Fairmount Five	4/12/2011	100	1,000	0.06
Fairmount Five	5/9/2011	100	1,000	0.06
Fairmount Five	5/31/2011	100	1,000	0.06
Fairmount Dividend	6/1/2011	14	1,000	0.06
Bonner Dividend	6/1/2011	2	1,000	0.06
Fairmount Five	6/29/2011	100	1,000	0.06
Fairmount Five	7/26/2011	100	1,000	0.06
Fairmount Five	8/26/2011	100	1,000	0.06
Fairmount Five	9/23/2011	100	1,000	0.06

(1)	Each share is convertible into shares of common stock at $.06 per share.

ITEM 6  SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop ultra-violet curable coatings that are designed to drive efficiencies and clean processes in manufacturing.  We create proprietary coatings with unique performance attributes.  In certain applications, we integrate nano-material technologies.  We develop high-value, high-performance coatings for applications in the specialty packaging, automotive, general industrial, electronics and medical areas.  Our target markets include the electronics, steel, construction, automotive and trucking, paper products, film packaging and OEMs.  We plan to use direct sales teams in certain target markets, such as OEMs, and third party distributors in broad product markets, such as paper and packaging products, to develop our product sales.

Operating Results

Years Ended September 30, 2011 and 2010

Results From Operations

Revenues Product sales generated revenues of $3,190 for the fiscal year ended September 30, 2011. We had $14,860 in revenue for the fiscal year ended September 30, 2010.  The decrease was due to slower than anticipated adoption of our coatings by new customers.

Officer Salaries and Fringe Benefits.   The increase of approximately $18,000 in such expenses for the year ended September 30, 2011 compared to the year ended September 30, 2010 is due primarily to an increase in medical insurance premiums.

Professional Fees. The decrease of approximately $216,000 in these expenses for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 is the result of:

•	The elimination of consulting contracts that cost approximately $221,000 in the fiscal year ended September 30, 2010.
•	A decrease of approximately $25,000 in reimbursed expenses to consultants.
•
These decreases were partially offset by an increase in legal fees of approximately $29,000 associated with advice to our Board of Directors regarding additional investment, our 2011 shareholder meeting, and our reverse stock split.

Other General and Administrative Expenses. The increase of approximately $185,000 in these expenses for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 reflects:

•	An increase of approximately $310,000 in non-cash compensation option expense associated with the issuance of employee options in April 2011.
•	Approximately $68,000 in salary and benefits paid to new sales and laboratory employees starting in April 2011.
•	$20,000 paid in directors fees in 2011.

 These increases were partially offset by a $221,000 reduction in expenses associated with the abandonment of patents that were written off in 2010.

Operating Losses. The decreased Operating Loss of approximately $2,000 between the reporting periods is explained in the discussion above.

 Income from Forgiveness of Accounts Payable. The income in this category resulted from the settlement of amounts owed to several vendors and note holders at a discount of approximately 75%. The figure for fiscal year ended September 30, 2011 represents an increase of approximately $666,000 over the fiscal year ended September 30, 2010.

Interest Expense. The decrease of approximately $14,000 for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 is the result of a reduction in average debt outstanding for fiscal year 2011 through repayment and settlements.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the years ended September 30, 2011 and 2010 as we have fully reserved the asset associated with operating loss carry forwards until realization is more likely than not.

Net Loss.  The decrease in the Net Loss of approximately $682,000 for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 is explained in the foregoing discussions of the various expense and income categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the fiscal year ended September 30, 2011 reflects the decreased Net Loss discussed above as well as the increase in average shares outstanding of approximately 3,156,000 for fiscal year 2011.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of September 30, 2011 and September 30, 2010 totaled $71,784 and $2,814, respectively.  The increase reflects cash used in operations of $1,593,182, cash used to purchase fixed and intangible assets of $38,745, and cash used to pay off debt of $236,103.  This usage was offset by borrowings of $292,000 and the issuance of $1,865,000 in convertible preferred stock.  Included in the issuance of convertible preferred shares was the conversion of $220,000 of debt.  Thus, net proceeds from the issuance of convertible preferred stock were $1,645,000.

We are a company that has failed to generate significant revenues as yet and have incurred an accumulated deficit of ($28,774,419).  $17,771,292 of this amount is due to non-cash items, including options expense, the issuance of warrants, preferred stock dividends paid with preferred stock, beneficial conversion provisions associated with issuances of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  We have received an unqualified audit report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

We expect to continue using substantial amounts of cash to: (i) develop and protect our intellectual property, (ii) further develop and commercialize our products, and (iii) fund ongoing salaries, professional fees, and general administrative expenses.  Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development, competition and our ability to generate revenue.

On February 28, 2011, we entered into agreements with Fairmount Five ($2,400,000) and John Bonner ($120,000) to sell them our Convertible Preferred Shares, Series C.  In fiscal year 2011, we sold $1,865,000 of such Series C shares leaving an additional $655,000 to sell to Fairmount Five in fiscal year 2012.

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of convertible preferred securities.

Past Due Notes Payable

As of September 30, 2011, we had notes payable to five separate parties on which we owed approximately $517,500 in principal, plus $365,789 in accrued interest.  These notes do not contain any restrictive covenants with respect to the issuance of additional debt or equity securities by us.  The notes and the accrued interest totaling were due prior to September 30, 2011 and their holders have demanded payment.

Other Unsecured Notes Payable

As of September 30, 2011, we had notes payable to Equity 11, an entity controlled by Jim Juliano who is the Chairman of our Board of Directors, on which we owed $35,952 in principal and accrued interest. Also as of September 30, 2011, we had a note payable to Nirta Enterprises, an entity controlled by Joe Nirta who is a member of our Board of Directors, on which we owed $25,806 in principal and accrued interest. On November 3, 2011, the Equity 11 notes were converted into 71,556 shares of our common stock (with a conversion price of $.50/share) and the Nirta Enterprises note was converted into 51,830 shares of our common stock (with a conversion price of $.50/share).

Secured Notes Payable

As of September 30, 2010, we had a note payable to John M. (“Pete”) Salpietra who is a member of our board of directors on which we owed $636,366 in principal and accrued interest. It is secured by a first lien on all of our intellectual property.

On September 30, 2011, we had 14,158,506 common shares issued and outstanding and 1,938 convertible preferred shares issued and outstanding.  These preferred shares and accumulated and unpaid dividends can be converted into a total of 28,537,501 shares of our common stock.  As of September 30, 2011, options and warrants to purchase up to 6,257,760 shares of common stock had been granted.  Additionally, some of our outstanding notes and accrued interest may be converted into shares of common stock in order to conserve cash.

Capital Commitments

Contractual
Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$1,150,332	$1,150,332	$-	$-	$-

Interest on notes payable	405,274	405,274	-	-	-
Contractual Service Agreements	433,333	433,333	-	-	-
Office Leases	14,000	14,000	-	-	-
Equipment Leases	-	-	-	-	-

Total Contractual Obligations	$2,002,939	$2,002,939	$-	$-	$-

Off-Balance Sheet Arrangements

Our off-balance sheet contractual service agreements include services provided by vendors and services by our employees under employment agreements.  Vendor services include investor and public relations services, legal services and business and revenue generation consulting services.

We have a lease for our headquarters in Warren, MI.  The space for our laboratory in Akron, OH is not currently subject to a written lease – we lease that space on a month to month basis.  A summary of our Warren, MI office lease is summarized in the table below:

Contract Service Provider	Purpose	Monthly Amount	Expiration	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

J.M. Land Company	Warren, MI Headquarters		$4/17/12	$14,000				$14,000

See also Notes to the Consolidated Financial Statements in this report. The details of such arrangements are found in Note 5 – Commitments and Contingencies.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a discussion of the most critical estimates that we must make when preparing our financial statements.

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

Patents.  It is our policy to capitalize costs associated with securing a patent. Costs consist of legal and filing fees. Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life. For purposes of the preparation of the audited, consolidated financial statements found elsewhere in this report, we have recorded amortization expense associated with the patents based on an eight year useful life.

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

We have reviewed all accounting pronouncements issued by the Financial Accounting Standards Board since we last issued financial statements as part of our 10-Q filed on  August 15, 2011 and have determined that none of them have a material effect on the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable since we are a smaller reporting company under the applicable SEC rules.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K commencing on page 40.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROALS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2011 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (1 person).

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of September 30, 2011, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Age	Position
James Juliano	58	Chairman
Joe Nirta	48	Director
James Orchard	61	Director
Sally Ramsey	58	Director and Vice President – New Product Development
Nick DeMiro	45	Director
John M. (“Pete”) Salpietra	57	Director
Bob Crockett	53	Chief Executive Officer
F. Thomas Krotine	70	Vice President – Business Development
Daniel V. Iannotti	56	Vice President, General Counsel & Secretary
Kevin Stolz	48	CFO, Controller and Chief Accounting Officer

As of September 30, 2011, our Bylaws authorized up to seven directors but only six members were currently serving. Fairmount Five has the right to elect two of the directors to our Board of Directors and they are Messrs. Juliano and Nirta.   Each Director serves for a term of one year and until his or her successor is duly elected and qualified. Each officer serves at the pleasure of the Board of Directors subject to any applicable employment agreements.

Set forth below is certain biographical information regarding each of our directors and officers as of September 30, 2011.

James Juliano.  Mr. Juliano joined our Board of Directors on June 29, 2010 as one of the Board appointments made by Equity 11.  Mr. Juliano is a Fairmount Five and  Equity 11 shareholder and, since 1981, the President and Founder of Michigan-based Omega Development Corporation, a full service general contracting services company with clients such as Best Buy, Discount Tire, Babies R Us, CVS Drugs and the University of Michigan. Mr. Juliano has extensive experience in creating and evaluating investment proposals, including acting as the lead investor for investment groups. His ability to attract investment is a valuable and important skill to us.

Joseph Nirta.  On October 20, 2008, Joseph Nirta joined our Board of Directors as one of the Board appointments made by Equity 11.  Mr. Nirta was the co-founder of BondExchange LLC and BondDesk Group LLC. The electronic bond trading platform created by Mr. Nirta revolutionized the online bond trading market. Nirta served as Bond Desk Group’s chief information officer and a board member since 1999. He has a Bachelor of Mathematics in Computer Science from the University of Waterloo, Waterloo, Ontario, and is a Certified Oracle DBA.  Mr. Nirta’s prior experience in the operation and sale of a startup company is especially valuable to us.

James Orchard. Mr. Orchard was elected to our Board on September 13, 2010.  Mr. Orchard is the Co-CEO of Mark IV LLC a privately held, leading global diversified manufacturer of highly engineered systems and components for vehicles, transportation infrastructure and equipment. Mr. Orchard has an extensive background in the automotive industry where he held the positions of COO of Noble International and President of Faurecia, a global supplier the automotive industry.  Mr. Orchard holds a B.S. in Marketing and Business Operations from Indiana University. Mr. Orchard was nominated to serve on our Board of Directors due to his extensive business, operational and financial experience.

Sally Ramsey. Ms. Ramsey founded our company in 1990 and serves as VP - New Product Development.  She was elected to our Board on September 13, 2010.   She was nominated to serve on our Board of Directors since she is the creator of substantially all of the Company’s intellectual property. From 1990 to the present, Ms. Ramsey served as Vice President of Ecology-California and from 1990 to November 2006 served as Secretary.  As of July 27, 2007, Ms. Ramsey was elected our Vice President of New Product Development.  Ms. Ramsey is a graduate of the Bronx School of Science and holds a B.S. in Chemistry with honors from Hiram College. Ms. Ramsey is

Nick DeMiro. Mr. DeMiro was elected to our Board of Directors on March 24, 2011.  He was nominated to serve on our Board of Directors due to his financial and operational expertise.  Since 2006, Mr. DeMiro has been the President of Mayco International, LLC, a privately held, global leader in automotive design, engineering, tooling, and manufacturing of plastic systems and modules.  Mr. DeMiro has 8 years of active and reserve military service as an Aviation Officer in the U.S. Army.  Mr. DeMiro holds a B.S. in Mechanical Engineering from the United States Military Academy, West Point and an M.S. in Systems Management from the University of Southern California.

John M. (“Pete”) Salpietra.  Mr. Salpietra was elected to our Board of Directors on March 24, 2011.  He was nominated to serve on our Board of Directors due to financial and operational expertise.  Mr. Salpietra co-founded Val-Tec Plastics, a manufacturer of plastic injection molds, in 2005 and is a shareholder.  In addition, since 2005, Mr. Salpietra has been the majority owner and managing partner of Moose Ridge Golf Course in South Lyon, MI.  Mr. Salpietra retired from C.H. Robinson Company in 2005 as its National Vice President.  Mr. Salpietra attended Youngstown State University (1972-1976).  Mr. Salpietra founded the Salpietra Family Charitable Foundation in 2007 and has funded an endowed scholarship at Youngstown State University.

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

F. Thomas Krotine.  Since October 30, 2006, Mr. Krotine has served as our President and from October 30, 2006 until August 15, 2007, he served as our Chief Executive Officer.  From August 15, 2007 to April 2011, he also served as the Chief Operating Officer.  From April 2011, he served as our Vice President – Business Development.  Mr. Krotine is an industry veteran with extensive coatings industry and materials-based experience.  From 2001 to 2006, Mr. Krotine was a Principal of TBD Associates, a technology and business development consulting company.   From 1996 to 2001, he served as Chairman of CV Materials, a privately-held a supplier of porcelain enamel materials and coatings.  Prior to his role at CV Materials, from 1992 to 1996 he was the Manager of TK Holdings, a private company which he formed to acquire equity holdings in small-to-medium-sized manufacturing companies.  From 1990 to 1992, he served as a Vice President at Valspar, a publicly-held coatings company, where he managed Valspar’s North American powder coating business.  From 1980 to 1990, he served as Senior Vice President at Sherwin-Williams Company, a publicly-held paint and coatings concern, where he was responsible for technology management and corporate environmental and health compliance.  Mr. Krotine holds a B.A., an M.S. and a Ph.D. in Metallurgy and Materials Science from Case Western Reserve University in Cleveland, Ohio.

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

Composition of the Board of Directors.  Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee. The Board has established procedures consistent with the Sarbanes-Oxley Act of 2002, and the Securities and Exchange Commission. Our Board of Directors has determined that Messrs. Orchard and DeMiro are “independent” members of the Board.

During the fiscal year ended September 30, 2011, the Board of Directors held 9 meetings. During fiscal year 2011, all members of the Board of Directors attended at least 75% of all the meetings that such director was eligible to attend.

Board’s Leadership Structure and Role in Risk Oversight; Audit Committee.  The Board comprises six directors, two of whom the Board has determined are “independent” - James Orchard and Nick DeMiro. The Board has designated James Juliano as Chairman. Our Board’s leadership structure involves an Audit Committee and a Compensation Committee.  Our Audit Committee is comprised of Messrs. DeMiro (Chair), Juliano and Orchard.  Our Compensation Committee is comprised of Messrs. DeMiro, Salpietra and Orchard.  Nick DeMiro is the Audit Committee Chairman and has been designated by our Board of Directors as a “financial expert”.  With input from management, our entire Board is involved in risk oversight for our business, including risk identification and the evaluation of our need for insurance to reduce our risk exposure.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons holding more than 10% of a registered class of the equity securities of the Company to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended 2011, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Code of Ethics is posted on our website at:  http://www.ecologycoatings.com/profiles/investor/Governance.asp?BzID=1672. We intend to disclose future amendments to certain provisions of the Code of Ethics, or waiver of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

We seek to have compensation programs for our Named Executive Officers that achieve a variety of goals, including to:

•	attract and retain talented and experienced executives in the coatings industry;

•	motivate and fairly reward executives whose knowledge, skills and performance are critical to our success; and

•	provide fair and competitive compensation.

The Board’s Compensation Committee is comprised of Messrs. DeMiro, Salpietra and Orchard.  In determining executive compensation for fiscal 2011, the Compensation Committee continued its process to focus more on pay-for-performance objectives, to attempt to better link pay and performance, and to assure that its compensation practices are competitive with those in the industry and consistent with our ability to pay such compensation. The Chief Executive Officer, as he did for fiscal 2009 and fiscal 2010, assisted the Board of Directors in determining compensation for the other Named Executive Officers.

Overview.  Total compensation paid to our executive officers is divided among two principal components, salaries and stock option awards.

Base Salary.  We pay our executives a base salary, which we review and adjust consistent with our level of working capital. We believe that a competitive base salary is a necessary element of any compensation program. Base salaries are established based on the individual position, responsibility, experience, skills, historic salary levels and the executive’s performance during the prior year. We are also seeking over a period of years to align base compensation levels comparable to our competitors and other companies similarly situated. We do not view base salaries as primarily serving our objective of paying for performance.

Current
Annual
Name	Title	Salary
Robert G. Crockett	CEO	$200,000(1)
Daniel Iannotti	VP, General Counsel	$100,000
Sally Ramsey	VP-New Product Development	$100,000(2)
Tom Krotine	VP-Business Development	$100,000(3)
Kevin Stolz	CFO	$42,000(4)

(1)	Beginning on May 15, 2010 and continuing through April 30, 2011, Mr. Crockett deferred $6,666.67 of his monthly salary. As of 9/30/11, Mr. Crockett had deferred $40,000 of his salary.
(2)	Ms. Ramsey’s salary was increased from $60,000 on May 1, 2011 to $100,000.
(3)	Mr. Krotine’s salary increased from $65,000 to $100,000 on May 1, 2011.
(4)	Mr. Stolz’s salary has been $42,000 per year since September 1, 2009.

Equity Compensation.  We believe that restricted stock awards and stock options are an important long-term incentive for our executive officers and employees and align officer interests with those of our stockholders. We review our equity compensation plan annually.

We do not have any formal plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. The authority to make equity grants to our executive officers rests with our Board of Directors. The Board of Directors considers the input of our chief executive officer in setting the compensation of our other executive officers, including in the determination of appropriate levels of equity grants.

Severance and Change-in-Control Benefits.  Three of our executives have employment agreements – Messrs. Crockett, and Iannotti and Ms. Ramsey as described below.

On January 1, 2007, we entered into an employment agreement with Sally J.W. Ramsey, Vice President New Product Development, which expires on January 1, 2012. We are currently working on an extension of Ms. Ramsey’s employment agreement.  The agreement may be terminated prior to the end of the term for cause. If Ms. Ramsey’s employment is terminated without cause or for “good reason,” as defined in the agreement, she is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.  Upon expiration, the agreement calls for automatic one-year renewals until terminated by either party with thirty days written notice.   On December 15, 2008, we amended the agreement to reduce Ms. Ramsey’s annual base salary to $60,000 and on May 18, 2011, we increased her annual base salary to $100,000.   On September 21, 2009, we entered into a second amendment to the employment agreement with Ms. Ramsey that amended her employment agreement to provide for an annual salary of $75,000 effective November 1, 2009.  Additionally, on April 22, 2011, she forfeited all previously issued stock options and received options to purchase 2.1 million shares of our common stock at a price of $0.20 per share. The options vested upon issuance and expire on April 22, 2021.

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett, our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. The agreement expires on September 21, 2012. Mr. Crockett will receive an annual base salary of $200,000. The Board of Directors may review Mr. Crockett’s salary to determine what, if any, increases should be made thereto. In addition, the vesting for Mr. Crockett’s previously awarded stock options was adjusted so that 22,000 stock options were to vest 12 months, 18 months and 24 months, respectively, from Mr. Crockett’s initial date of employment (September 15, 2008).  Mr. Crockett was also granted stock options to purchase 670,000 shares of our common stock, one-quarter of which were to vest at 30, 36, 42 and 48 months from Mr. Crockett’s initial date of employment with us (September 15, 2008) with an exercise price of $2.55 per share. On April 22, 2011, Mr. Crockett forfeited previously issued stock options and he received options to purchase 1.8 million shares of our common stock at a price of $.20 per share. The options vest in 600,000 share tranches on each of the first three anniversaries of the date of issuance.  The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

On September 21, 2009, we entered into an employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary.  On March 23, 2010, Mr. Iannotti resigned his position and the original employment agreement was terminated. On May 17, 2010, we re-hired Daniel Iannotti as our Vice President, General Counsel & Secretary and on that date we entered into a new employment agreement with Mr. Iannotti. The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. Under his new employment agreement, Mr. Iannotti will receive an annual base salary of $100,000. The Compensation Committee of the Board of Directors may review Mr. Iannotti’s salary to determine what, if any, increases should be made thereto.  In addition, the vesting for Mr. Iannotti’s previously awarded stock options was adjusted so that 22,000 stock options were to vest 12 months, 18 months and 24 months, respectively, from Mr. Iannotti’s initial date of employment (August 11, 2008).  Mr. Iannotti was also granted stock options to purchase 14,000 shares of our common stock, one-quarter of which shall vest at 30, 36, 42 and 48 months from Mr. Iannotti’s initial date of employment with us (August 11, 2008) with an exercise price of $2.55 per share. April 22, 2011, Mr. Iannotti forfeited previously issued stock options and received options to purchase 300,000 shares of our common stock at a price of $.20 per share.  The options vest in 100,000 share tranches on each of the first three anniversaries of the date of issuance. The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

Non-Compete and Confidentiality Restrictions.  Each of the employment agreements of Ms. Ramsey and Messrs. Crockett and Iannotti has a provision that restricts each employee from using our confidential information for two years after severance or termination and restricts use of our trade secrets for as long as they qualify as trade secrets under applicable law.  Ms. Ramsey’s employment agreement has a two year restriction upon her severance or termination that prevents her from working, directly or indirectly, for any of our competitors, soliciting business from our customers or soliciting employment of our employees.  The employment agreements for Messrs. Crockett and Iannotti have a one year restriction upon their severance or termination that prevents each of them from working, directly or indirectly, for any of our competitors soliciting business from our customers or soliciting employment of our employees.

Share Retention

We do not have a share retention policy or share ownership guidelines for executive officers.

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718.

THE COMPENSATION COMMITTEE REPORT

Three members of our Board of Directors have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and these discussions, the Board has recommended  that the Compensation Discussion and Analysis be included in this Report.

Submitted by,

Nick DeMiro, Director
James Orchard, Director
John M. (“Pete”) Salpietra, Director

COMPENSATION COMMITTEE/BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

Our Board is currently comprised of six members. Only one member – Sally Ramsey - is an employee or a current or former officer. Ms. Ramsey does not participate in compensation decisions as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board of Directors or our Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table contains information about compensation earned (bonus) or received (all other categories of compensation) by the named executive officers for the last three fiscal years.

						All Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)

Robert G. Crockett	2011	$200,000	-0-		$352,920	$11,298	$564,218
CEO	2010	$200,000	-0-	-0-	$-0-	$22,023	$22,023
	2009	$200,000	-0-	-0-	$411,867	$21,261	$633,128

Daniel V. Iannotti	2011	$100,000	-0-	-0-	$58,820	$11,364	$170,184
VP, General Counsel & Secretary	2010	$105,875	-0-	-0-	$-0-	$17,388	$123,263
	2009	$115,000	-0-	-0-	$280,264	$17,015	$412,279

Sally Ramsey	2011	$85,417	-0-	-0-	$411,740	$11,364	$508,521
Vice President New Product Development	2010	$73,750	-0-	-0-	-0-	$17,388	$91,588
	2009	$89,167	-0-	-0-	-0-	$17,265	$106,432

F. Thomas Krotine	2011	$79,583	-0-	-0-	$58,820	$5,296	$138,999
Vice President Business Development	2010	$63,583	-0-	-0-	-0-	$6,170	$69,753
	2009	$50,667	-0-	-0-	$104,288	$8,873	$163,828

Kevin P. Stolz	2011	$42,000	-0-	-0-	$9,803	$14,205	$66,008
Chief Financial Officer	2010	$42,000	-0-	-0-	-0-	$12,698	$54,698
	2009	$67,667	-0-	-0-	$18,304	$22,438	$108,409

(1)
 Represents the grant date fair value of the award, calculated in accordance with ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Notes 1 and 7 to our financial statements.

(2)	Represents medical insurance premiums paid on behalf of the executives shown as well as health care deductible reimbursements.

GRANTS OF PLAN BASED AWARDS

The following Named Executive Officers received stock options or restricted stock awards during fiscal year 2011 as follows:

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share) (k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($) (c)	Target ($) (d)	Max. ($) (e)	Threshold (#) (f)	Target (#) (g)	Max (#) (h)

Robert Crockett	4/28/11								1,800,000.20		$352,920

Daniel Iannotti	4/28/11								300,000.20		$58,820

Kevin Stolz	4/28/11								50,000.20		$9,803

Sally Ramsey	4/28/11								2,100,000.20		$411,740

Thomas Krotine	4/28/11								300,000.20		$58,820

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the Named Executive Officers on September 30, 2011.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying				Market Value of
	Unexercised	Unexercised			Number of Shares or	Shares or Units of
	Options	Options	Option		Units of Stock That	Stock That
	(#)	(#)	Exercise Price	Option	Have Not Vested	Have Not Vested
Name	Exercisable	Unexercisable	($)	Expiration Date	(#)	($)(1)

Robert G. Crockett	-0-	600,000	.20	4/28/21	-	-
	-0-	600,000	.20	4/28/21	-	-
	-0-	600,000	.20	4/28/21	-	-

Daniel Iannotti	-0-	100,000	.20	4/28/21	-	-
	-0-	100,000	.20	4/28/21	-	-
	-0-	100,000	.20	4/28/21	-	-

Sally Ramsey	2,100,000	0	.20	4/28/21

F. Thomas Krotine	-0-	100,000	.20	4/28/21	-	-
	-0-	100,000	.20	4/28/21	-	-
	-0-	100,000	.20	4/28/21	-	-

Kevin P. Stolz	-0-	16,667	.20	4/28/21
	-0-	16,667	.20	4/28/21
	-0-	16,666	.20	4/28/21

STOCK OPTION EXERCISES AND VESTING OF RESTRICTED STOCK AWARDS

The following table provides information on stock option exercises and vesting of restricted stock awards of Named Executive Officers during the fiscal year ended September 30, 2011:

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Acquired	On	Acquired	on
	on Exercise	Exercise	on	Vesting
Name	(#)	($)	Vesting (#)	($)

Robert Crockett	-	-	-	-

Daniel Iannotti	-	-	-	-

Sally Ramsey	-	-	-	-

F. Thomas Krotine	-	-	-	-

Kevin P. Stolz	-	-	-	-

Employment and Consulting Agreements

Three of our executives have employment agreements – Messrs. Crockett and Iannotti and Ms. Ramsey. Each was discussed above under “Compensation Discussion & Analysis”.

DIRECTOR COMPENSATION

All of our non-employee directors (i.e. other than Ms. Ramsey) received a one-time stock option award to acquire 100,000 shares of our common stock at the inception of their service.  The following summarizes stock option awards and compensation to our directors as of September 30, 2011:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
James Juliano	$20,000	-	$3,921	-	-	-	$ 23,921
Joseph Nirta	-	$ 3,921	-	-	-	-	$3,921
James Orchard	-	-	$19,607	-	-	-	$19,607
Nick DeMiro(2)	-	-	$19,607	-	-	-	$19,607
John Salpietra(3)	-	-	$3,921	-	-	-	$3,921

(1)
Represents the grant date fair value of the award, calculated in accordance with ASC 718.  A summary of the assumptions made in the valuation of these awards is provided under Note A to our financial statements.

(2)	On March 24, 2011, Mr. DeMiro was appointed as a member of our Board of Directors.
(3)	On March 24, 2011, Mr. Salpietra was appointed as a member of our Board of Directors.

I
ITEM 12  SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

At September 30, 2011, 46,685,292 shares of our common stock, $.001 par value per share, were issued and beneficially outstanding. The following table sets forth information as of September 30, 2011 with respect to beneficial ownership of our common stock by (i) each director and executive officer acting in the capacity as such on September 30, 2011 including any person holding the position of CEO or CFO at any time during the fiscal year of 2010, (ii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 46,685,292 shares of common stock beneficially outstanding on September 30, 2011. Unless otherwise indicated, the address of each such person is c/o Ecology Coatings, Inc., 24663 Mound Road, Warren, MI  48091. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Amount and
	Nature
	of Beneficial
Name and Address of Beneficial Owner(1)	Ownership	Percentage

James Juliano/Fairmount Five/Equity 11, Ltd.(2)	34,269,620	73.4%
24663 Mound Road Warren, MI 48091

Sally Ramsey(3)	2,700,000	5.8%
1238 Brittain Road Akron, OH 44310

Richard Stromback(4)	2,361,381	5.1%
1050 Northover Bloomfield Hills, MI 48304

John Bonner 43230 Garfield Rd Ste 160 Clinton Township, MI 48038	2,024,284	4.3%

Doug Stromback	600,000	1.3%
2000 Delaware Redford, MI 48240

Deanna Stromback	600,000	1.3%
2000 Delaware Redford, MI 48240

Joseph Nirta(2)	-0-
5600 Orion Road Rochester, MI 48306

James Orchard	-0-
24663 Mound Road Warren, MI 48091

Nick DeMiro	-0-
24663 Mound Road Warren, MI 48091

John M. (“Pete”) Salpietra
24663 Mound Road
Warren, MI 48091

Robert Crockett	-0-
24663 Mound Road Warren, MI 48091

F. Thomas Krotine	2,000	*
1238 Brittain Road Akron, OH 44310

Daniel Iannotti
24663 Mound Road Warren, MI 48091

Kevin Stolz
24663 Mound Road Warren, MI 48091

All executive officers and directors as a group (10 persons)	42,557,285	91.2%

*Less than 1%
(1) Any shares of common stock that any person named above has the right to acquire within 60 days of November 30, 2011, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person not named in the table above.  Both Mr. Juliano and Mr. Nirta are shareholders of Equity 11 and Fairmount Five.
(2) Represents common shares, warrants to purchase shares of our common stock and stock options.  The warrants are for the purchase of shares of our common stock at $3.75 per share. The options are for the purchase of shares of our common stock at $4.50 per share.  The warrants were issued in conjunction with the purchase of convertible preferred shares between July 28, 2008 and March 26, 2009 and expire five years after issuance.
(3)  Represents shares of common stock and options to acquire shares of our common stock.
(4)  Represents shares of common stock, shares of our common stock from conversion of convertible preferred shares and options to acquire shares of our common stock.
(5)  Represents common shares.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
We anticipate that transactions with officers, directors and affiliates will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors, and will be made on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

We had the following unsecured notes payable to Equity 11 as of September 30, 2011.  All of the notes had an interest rate of 5% and were convertible into shares of our common stock.  All of these notes were converted on November 3, 2011 into shares of our common stock at a conversion price of $.50 per share.

Outstanding Principal Balance on 9/30/2011	Outstanding Principal Balance on 9/30/2010	Accrued Interest on 9/30/2011	Accrued Interest on 9/30/2010

$7,716	$7,716	$913	$494
$6,500	$6,500	$699	$350
$3,600	$3,600	$343	$152
$3,516	$3,516	$282	$98
$5,000	$5,000	$387	$125
$6,500	$6,500	$496	$157

We had an unsecured note payable to Nirta Enterprises, LLC. This note bears interest at five percent 5% per annum and is convertible under certain conditions.  The note was payable in full on June 30, 2010 and is in default.  Nirta Enterprises, LLC is wholly owned by Joseph Nirta, a member of our Board of Directors.  As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $24,000 and $24,000, respectively. Accrued interest of $1,806 and $555 was outstanding as of September 30, 2011 and September 30, 2010, respectively.  On November 3, 2011, this note was converted into shares of our common stock at a conversion price of $.50 per share.

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. On December 15, 2011, the parties agreed to extend the due date to December 4, 2012. As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $600,000 and $528,000, respectively. Accrued interest of $36,366 and $7,294 was outstanding as of September 30, 2011 and September 30, 2010, respectively.

Effective May 1, 2011, we entered into a lease with J.M. Land Co. for the office space in Warren, Michigan. J.M. Land Co. is owned by James Juliano. We pay monthly rent of $1,000, and the gas and electric utilities which historically averaged approximately $1,000 per month.   See also Note 5 - Commitments and Contingencies - Lease Agreements.

Both James Juliano and Joseph Nirta are stockholders of Equity 11.  Equity 11 was the holder of our Series A and B convertible preferred shares which have been converted into 3,401,315 shares of our common stock.  Messrs. Juliano, Nirta and Salpietra are members of Fairmount Five which held 1,549 shares of our Series C convertible preferred shares and 3,500,000 shares of our common stock as of September 30, 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2011 and 2010, UHY LLP provided various audit, audit related and non-audit services to us as follows:

	For the Year Ended September 30,
	2011	2010

Audit Fees	$61,900	$61,900

Audit Related Fees	-0-	11,500

Tax Fees	14,385	3,450

All Other Fees	-0-	-0-

Total Fees	$76,285	$76,450

Audit Fees.  Audit Fees consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of our annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees.  Audit Related Fees consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees and All Other Fees.  Tax Fees and All Other Fees Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

The firm of UHY LLP acts as our principal independent registered public accounting firm.  UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

The Board has approved the engagement of UHY LLP as our independent registered public accounting firm. The Board requires our independent registered public accounting firm to advise the Board in advance of the independent registered public accounting firm’s intent to provide any professional services to us other than services provided in connection with an audit or a review of our financial statements. The Board shall approve, in advance, any non-audit services to be provided to us by our independent registered public accounting firm.

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions as set forth in Rule 2-01(c)(7) under the Exchange Act are met. All of the audit-related and tax services described above were pre-approved by our Board of Directors and, therefore, were not provided pursuant to a waiver of the pre-approval requirements set forth in such rule.

ITEM 15.  EXHIBITS

(a)	Financial Statements

CONSOLIDATED BALANCE SHEETS - ASSETS

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ DEFICIT

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

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

3.2	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(1)

3.3*	By-laws.

4.1	Form of Common Stock Certificate. (1)

10.1	Promissory Note between Ecology Coatings, Inc., a California corporation, and Richard D. Stromback, dated November 13, 2003. (1)

10.2	Promissory Note between Ecology Coatings, Inc., a California corporation, and Deanna Stromback, dated December 15, 2003. (1)

10.3	Promissory Note between Ecology Coatings, Inc., a California corporation, and Douglas Stromback, dated August 10, 2004. (1)

10.4	Employment Agreement between Ecology Coatings, Inc., a California corporation and Sally J.W. Ramsey dated January 1, 2007. (1)

10.5	License Agreement with E.I. Du Pont De Nemours and Ecology Coatings, Inc., a California corporation, dated November 8, 2004. (1)

10.6	License Agreement between Ecology Coatings, Inc., a California corporation and Red Spot Paint & Varnish Co., Inc., dated May 6, 2005. (1)

10.7	Lease for laboratory space located at 1238 Brittain Road, Akron, Ohio 44310. (1)

10.8	2007 Stock Option and Restricted Stock Plan. (1)

10.9	Form of Stock Option Agreement. (1)

10.10	Allonge to Promissory Note dated November 13, 2003 made in favor of Richard D. Stromback dated February 6, 2008. (2)

10.11	Allonge to Promissory Note dated December 15, 2003 made in favor of Deanna. Stromback dated February 6, 2008. (2)

10.12	Allonge to Promissory Note dated August 10, 2004 made in favor of Douglas Stromback dated February 6, 2008. (2)

10.13	Promissory Note made in favor of Mitch Shaheen dated June 18, 2008. (3)

10.14	Promissory Note made in favor of Mitch Shaheen dated July 10, 2008. (4)

10.15	Extension of Promissory Note made in favor of Richard D. Stromback dated July 10, 2008. (3)

10.16	Warrant W-6. (5)

10.17	Warrant W-8. (6)

10.18	Warrant W-9. (7)

10.19	Warrant W-10. (8)

10.20	Warrant W-11. (9)

10.21	Warrant W-12. (10)

10.22	First Amendment to Employment Agreement of Sally J.W. Ramsey dated December 15, 2008. (11)

10.23	Employment Agreement with Robert G. Crockett dated September 21, 2009. (12)

10.24	Second Amendment of Employment Agreement with Sally J.W. Ramsey dated September 15, 2009. (12)

10.25	Promissory note dated May 11, 2010 in favor of John Salpietra (13)

10.26	Employment Agreement with Daniel Iannotti dated May 17, 2010 (14)

10.27	Headquarters Lease with Omega Development Corporation dated June 17, 2010 (15)

10.28	Extension of Salpietra Promissory Note Due Date dated October 15, 2010 (16)

10.29	Salpietra Note extension dated January 18, 2011 (17)

10.30	Fairmount Five Convertible Preferred Securities Agreement dated March 9, 2011 (18)

10.31	John Bonner Convertible Preferred Securities Agreement dated March 11, 2011 (18)

10.32	Extension of Salpietra Promissory Note dated December 4, 2011(19)

10.33	BASF License Agreement.(20)

21.1	List of subsidiaries. (2)

23.1*	Consent of UHY LLP, an independent registered public accounting firm for incorporation of audit opinion by reference into Form S-8.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Ecology Coatings, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) CONSOLIDATED BALANCE SHEETS – ASSETS; (ii) CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT); (iii) CONSOLIDATED STATEMENTS OF OPERATIONS; (iv) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT); (v) CONSOLIDATED STATEMENTS OF CASH FLOWS; and (vi) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

*           Filed herewith.

(1) Incorporated by reference from our Form 8-K filed with the SEC on July 30, 2007.

(2) Incorporated by reference from our Form 8-K filed with the SEC on February 12, 2008.

(3) Incorporated by reference from our Form 8-K filed with the SEC on June 24, 2008.

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

(10) Incorporated by reference from our Form 8-K/A filed with the SEC on April 16, 2009.

(11) Incorporated by reference from our Amendment No. 2 to S-1 registration statement filed with the SEC on October 20, 2009.

(12) Incorporated by reference from our Form 8-K filed with the SEC on September 23, 2009.

(13) Incorporation by reference from our Form 8-K filed with the SEC on May 17, 2010.

(14) Incorporation by reference from our Form 8-K filed with the SEC on May 21, 2010.

(15) Incorporation by reference from our Form 8-K filed with the SEC on September 2, 2010.

(16) Incorporation by reference from our Form 8-K filed with the SEC on October 18, 2010.

(17) Incorporation by reference from our Form 8-K filed with the SEC on January 24, 2011.

(18) Incorporation by reference from our Form 8-K filed with the SEC on March 14, 2011.

(19) Incorporation by reference from our Form 8-K filed with the SEC on December 16, 2011

(20) Incorporation by reference from our Form 8-K filed with the SEC on November 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, thisth day of December, 2011.

Date:	December 16 , 2011	ECOLOGY COATINGS, INC.
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

Signatures	Title	Date

/s/ Robert G. Crockett Robert G. Crockett	Chief Executive Officer (Principal Executive Officer)	December 16 , 2011

/s/Kevin P. Stolz Kevin P. Stolz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 16 , 2011

/s/ James Juliano James Juliano	Director	December 16 , 2011

/s/ Sally Ramsey Sally Ramsey	Director & Vice President – New Product Development	December 16 , 2011

/s/ Joseph Nirta Joseph Nirta	Director	December 16 , 2011

/s/ James Orchard James Orchard	Director	December 16 , 2011

/s/ Nick DeMiro Nick DeMiro	Director	December 16 , 2011

/s/ John M. (“Pete”) Salpietra John M. (“Pete”) Salpietra	Director	December 16 , 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ecology Coatings, Inc.

We have audited the accompanying consolidated balance sheets of Ecology Coatings, Inc. and Subsidiary (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. and Subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also discussed in Note 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
Farmington Hills, Michigan
December 16, 2011

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS
	September 30, 2011	September 30, 2010

Current assets
Cash	$71,784	$2,814
Prepaid expenses	30,137	30,337

Current Assets	101,921	33,151

Property and equipment
Computer equipment	31,650	30,111
Furniture and fixtures	22,803	21,027
Test equipment	40,598	11,096
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Property and equipment	149,498	116,681
Accumulated depreciation	(89,837)	(74,756)

Plant and equipment, net	59,661	41,925

Other
Patents-net	198,915	211,845
Trademarks-net	8,899	7,014

Other assets	207,814	218,859

Total Assets	$369,396	$293,935

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' DEFICIT
	September 30, 2011	September 30, 2010

Current liabilities
Accounts payable	$27,945	$989,459
Accounts payable - related party	-	242,730
Credit card payable	-	114,622
Accrued liabilities	217,951	71,500
Interest payable	405,274	398,191
Notes payable	250,000	582,300
Notes payable - related party	900,332	828,332
Preferred dividends payable	31,566	60,618
Total current liabilities	1,833,068	3,287,752

Commitments and Contingencies (Note 5)

Stockholders' Deficit
Preferred stock - 10,000,000 $.001 par value shares authorized; 1,938 and 3,657 shares issued and outstanding as of September 30, 2011 and September 30, 2010, respectively	7	4
Common stock - 90,000,000 $.001 par value shares authorized; 14,158,506 and 32,910,684 issued and outstanding as of September 30, 2011 and September 30, 2010, respectively	14,159	32,934
Additional paid-in capital	27,296,580	22,738,182
Accumulated Deficit	(28,774,419)	(25,764,937)

Total Stockholders' Deficit	(1,463,673)	(2,993,817)

Total Liabilities and Stockholders'
Deficit	$369,396	$293,935

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2011	September 30, 2010

Revenues	$3,190	$ 14,860

Officer salaries and fringe benefits	570,718	552,800
Professional fees	217,799	434,121
Other general and administrative expense	1,102,536	917,412
Total general and administrative expenses	1,891,053	1,904,333

Operating loss	(1,887,863)	(1,889,473)

Other income (expenses)
Income from forgiveness of payables and debt	872,861	206,983
Other non-operating income	1,268	-
Interest expense	(204,917)	(218,570)
Total other income (expenses),net	669,212	(11,587)

Net loss	$(1,218,651)	$(1,901,060)

Preferred dividend – beneficial
conversion features	(1,698,334)	(988,544)
Preferred dividends – stock dividends	(92,497)	(186,516)

Net loss available to common shareholders	(3,009,482)	(3,076,120)

Basic and diluted net loss per share	$(0.31)	$(0.47)

Basic and diluted weighted average
shares outstanding	9,738,194	6,582,137

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended September 30, 2011 and 2010
					Additional		Total
					Paid In	Accumulated	Stockholders'
	Common Stock		Preferred Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount			(Deficit)

Balance at September 30, 2009	32,835,684	$32,859	3,002	$2	$20,645,299	$(22,688,817)	$(2,010,657)

Issuance of preferred stock			491	2	490,998		491,000

Beneficial conversion feature on preferred stock					988,544	(988,544)	-

Stock option expense					427,308		427,308

Stock issued for services	75,000	75			22,425		22,500

Preferred dividends			164	-	163,608	(186,516)	(22,908)

Net Loss						(1,901,060)	(1,901,060)

Balance at September 30, 2010	32,910,684	$32,934	3,657	$4	22,738,182	(25,764,937)	(2,993,817)

Adjustment for 5 for 1 reverse split	(26,328,547)	(39,957)			39,957		-

Issuance of preferred stock			1,865	1	1,864,999		1,865,000

Beneficial conversion feature on preferred stock					1,698,334	(1,698,334)	-

Stock option expense					730,243		730,243
Stock issued for payables	675,000	675			113,825		114,500

Conversion of preferred shares	6,901,369	20,507	(3,706)	(3)	(20,504)		-

Preferred dividends			122	-	121,549	(92,497)	29,052

Net Loss						(1,218,651)	(1,218,651)

Balance at September 30, 2011	14,158,506	$14,159	1,938	$2	27,296,585	(28,774,419)	(1,463,673)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net loss	$(1,218,651)	$(1,901,060)
Adjustments to reconcile net loss
to net cash used in operating activities:
Income from forgiveness of payables and debt	(872,861)	(206,983)
Depreciation and amortization	34,179	45,248
Stock option expense	730,243	427,308
Issuance of stock for payables, services	114,500	22,500
Loss from patent abandonment	-	222,112
Changes in Asset and Liabilities
Prepaid expenses	200	(28,937)
Accounts payable	(511,608)	(168,021)
Accrued liabilities	146,451	(4,584)
Credit card payable	(22,719)	-
Interest payable	7,083	209,140
Net Cash Used In Operating Activities	(1,593,182)	(1,047,235)
INVESTING ACTIVITIES
Purchase of property and equipment	(32,817)	(1,400)
Increase in patents and trademarks	(8,928)	(9,968)
Net Cash Used in Investing Activities	(38,745)	(11,368)
FINANCING ACTIVITIES
Bank overdraft	-	(200)
Repayment of debt	(236,103)	-
Proceeds from issuance of debt	292,000	570,616
Proceeds from issuance of convertible preferred stock	1,645,000	491,000
Net Cash Provided By Financing Activities	1,700,897	1,061,416

Net Change in Cash	68,970	2,814

CASH AT BEGINNING
BEGINNING OF PERIOD	2,814	-
CASH AT END
OF PERIOD	$71,784	$ 2,814

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	September 30, 2011	September 30, 2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$ 193,897	$ 26,534

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Debt converted into preferred shares	$ 220,000	$ 2,500

 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

ECOLOGY COATINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

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

Reclassifications.  Reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Basis of Presentation. On February 7, 2011, our shareholders approved a 1-for-5 reverse stock split.  In accordance with U.S. Generally Accepted Accounting Principles, we have restated all share and per share related information to conform to this reverse split for all periods presented. This includes information related to stock options, warrants, and convertible preferred shares. See Note 6.

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

Income from forgiveness of payables and Debt.   Income from the forgiveness of payables and/or debt is recognized when all of the conditions associated with the forgiveness have been met. During the year ended September 30, 2011, we recognized $872,861 in income from forgiveness of payables and debt. We also reached a settlement with a law firm to whom we owed approximately $340,000.  In exchange for a cash payment of $30,000 and the issuance of 650,000 shares of our common stock, the firm released its claim subject to two conditions. The first condition was amended on December 2, 2011 and now provides that we will issue an additional 25,000 shares of our common stock and pay amounts due as of December 2, 2011. The second condition requires that if we file bankruptcy on or before December 29, 2011, the entire amount of the payable not yet settled—approximately $178,000 – could be filed as a bankruptcy claim. The amount of the payable not yet settled - $178,000 - is reflected in the accrued liabilities figure on our balance sheet dated September 30, 2011.

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented was included in the computation of diluted loss per share as they were anti-dilutive.  As of September 30, 2011 and September 30, 2010, there were 34,795,261 and 5,306,820 potentially dilutive shares outstanding, respectively.

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

Patents.   It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of September 30, 2011 and are being amortized over 8 years.

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

Expense Categories.   Salaries and Fringe Benefits of $570,718 and $552,800 for the years ended September 30 , 2011 and 2010, respectively, include wages paid to and insurance benefits for our officers.  Professional fees of $217,799 and $434,121 for the years ended September 30, 2011 and 2010, respectively, include amounts paid to attorneys, accountants, and consultants, as well as any stock based compensation expense for those services.

Recent Accounting Pronouncements

We have reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board since we last issued financial statements as part of our Form 10-Q filed on August 15, 2011 and have determined none of them would have a material effect on the consolidated financial statements upon adoption.

Note 2 — Concentrations

For the year ended September 30, 2011 and 2010, we had revenues of $3,190 and $14,860, respectively. One customer accounted for all of our revenues for the years ended September 30, 2011 and 2010.  As of September 30, 2011 and 2010, $0 was due from this customer.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $110,500.  The accrued interest on the note was $23,491 and $18,263 as of September 30, 2011 and September 30, 2010, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $133,000.  The accrued interest on the note was $28,281 and $21,988 as of September 30, 2011 and September 30, 2010, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable to Equity 11, Ltd. (“Equity 11”) which is controlled by James Juliano, our Chairman. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $7,716.  Accrued interest of $913 and $494 was outstanding of September 30, 2011 and September 30, 2010, respectively.   This note was converted into shares of our common stock at a conversion price of $.50 per share on November 3, 2011.  See Note 10 – Subsequent Events.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $6,500.  Accrued interest of $699 and $350 was outstanding of September 30, 2011 and September 30, 2010, respectively.  This note was converted into shares of our common stock at a conversion price of $.50 per share on November 3, 2011.  See Note 10 – Subsequent Events.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $3,600. Accrued interest of $343 and $152 was outstanding of September 30, 2011 and September 30, 2010, respectively.  This note was converted into shares of our common stock at a conversion price of $.50 per share on November 3, 2011.  See Note 10 – Subsequent Events.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $3,516. Accrued interest of $282 and $98 was outstanding of September 30, 2011 and September 30, 2010, respectively.  This note was converted into shares of our common stock at a conversion price of $.50 per share on November 3, 2011.  See Note 10 – Subsequent Events.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $5,000. Accrued interest of $387 and $125 was outstanding as of September 30, 2011 and September 30, 2010, respectively.  This note was converted into shares of our common stock at a conversion price of $.50 per share on November 3, 2011.  See Note 10 – Subsequent Events.

We have an unsecured note payable to Equity 11. This note bears interest at 5% per annum and is convertible under certain conditions. It is due within 15 days of demand by the holder. As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $6,500. Accrued interest of $496 and $157 was outstanding as of September 30, 2011 and September 30, 2010, respectively.  This note was converted into shares of our common stock at a conversion price of $.50 per share on November 3, 2011.  See Note 10 – Subsequent Events.

We have an unsecured note payable to Nirta Enterprises, LLC. This note bears interest at five percent 5% per annum and is convertible under certain conditions.  The note was payable in full on September 30, 2010 and is in default.  Nirta Enterprises, LLC is wholly owned by Joseph Nirta, a member of our Board of Directors.  As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $24,000. Accrued interest of $1,806 and $555 was outstanding as of September 30, 2011 and September 30, 2010, respectively.  This note was converted into shares of our common stock at a conversion price of $.50 per share on November 3, 2011.  See Note 10 – Subsequent Events.

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. On December 15, 2011, the parties agreed to extend the due date to December 4, 2012. As of September 30, 2011 and September 30, 2010, the note had an outstanding balance of $600,000 and $528,000, respectively. Accrued interest of $36,366 and $7,294 was outstanding as of September 30, 2011 and September 30, 2010, respectively.

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

On April 22, 2011, our Board of Directors approved compensation for our Chairman, James Juliano, of $4,000 per month. We paid $20,000 in director fees to Mr. Juliano for the year ended September 30, 2011.  We did not pay any director fees to Mr. Juliano for the year ended September 30, 2010.

Note 4 — Notes Payable

We have the following notes:

	September 30, 2011	September 30, 2010

George Resta Note: Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 3,000 shares of the Company’s common stock at $8.75 per share. Additionally, the Company granted the note holder warrants to purchase 2,500 shares of the Company’s common stock at $8.75 per share. The note, together with accrued interest of $29,067 then owing, was settled on March 4, 2011.	$-	$38,743

Investment Hunter, LLC Note: Subordinated note payable, 25% per annum, unsecured, principal and interest was due June 30, 2008; the Company extended the maturity for 30 days, to July 30, 2008 in exchange for warrants to purchase 3,000 shares of the Company’s common stock at $8.75 per share. Additionally, the Company granted the note holder warrants to purchase 25,000 shares of the Company’s common stock at $8.75 per share. The note, together with accrued interest of $164,830 was settled on March 4, 2011	-	293,557

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $3.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $2.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $183,776 and $127,653 was outstanding as of September 30, 2011 and September 30, 2010, respectively. This note is currently in default.
	150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $2.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. The Holder may convert all or part of the then-outstanding Note balance into shares at $2.50 per share. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Demand for repayment was made on August 27, 2008. Accrued interest of $125,850 and $87,878 was outstanding as of September 30, 2011 and September 30, 2010, respectively. This note is currently in default.
	100,000	100,000

	$250,000	$582,300

$250,000 and $582,300 of the notes payable in the foregoing table were in default as of September 30, 2011 and September 30, 2010, respectively.

 Note 5 — Commitments and Contingencies

Consulting Agreements.

On September 17, 2008, we entered into an agreement with RJS Consulting LLC (“RJS”), an entity owned by our former chairman of the Board of Directors, Richard Stromback, under which RJS would provide advice and consultation to us regarding strategic planning, business and financial matters, and revenue generation.  The agreement expired on September 17, 2011 and called for monthly payments of $16,000, commissions on licensing revenues equal to 15% of said revenues, commissions on product sales equal to 3% of said sales, $1,000 per month to pay for office rent reimbursement, expenses associated with RJS’s participation in certain conferences, information technology expenses incurred by the consultant in the performance of duties relating to the Company, and certain legal fees incurred by Richard Stromback during his tenure as our Chief Executive Officer. Stromback did not perform any services under this agreement. We therefore stopped accruing amounts due under this agreement and wrote off the amount previously due in fiscal year 2010.

On September 17, 2008, we entered into an agreement with DAS Ventures LLC (“DAS”) under which DAS would act as a consultant to us.  DAS Ventures, LLC is wholly owned by Doug Stromback, a principal shareholder and former director and brother of Rich Stromback.   Under this agreement, DAS was to provide business development services for which it would receive commissions on licensing revenues equal to 15% of revenues and commissions on product sales equal to 3% of said sales and reimbursement for information technology expenses incurred by the consultant in the performance of duties relating to the Company. This agreement expired on September 17, 2011.  We did not record any expense for this agreement during either fiscal year 2011 or 2010.

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

On September 21, 2009, we entered into an employment agreement with Robert G. Crockett, our CEO. Mr. Crockett has served as our CEO since September 15, 2008. The agreement expires on September 21, 2012. Mr. Crockett receives an annual base salary of $200,000.  On April 22, 2011, Mr. Crockett forfeited previously issued stock options and  he received options to purchase 1.8 million shares of our common stock at a price of $.20 per share.  The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. As of September 30, 2011, Mr. Crockett had deferred $40,000 of his salary since May 2010.

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

Contingencies.

On November 18, 2009, Investment Hunter, LLC, one of our note holders, filed suit in the Supreme Court of New York for repayment of $360,920 plus 25% interest, attorneys’ fees and costs.  We have previously made payments totaling $300,000 to Investment Hunter.  On March 15, 2010, the Court found in favor of Investment Hunter, LLC and awarded it $367,000 plus interest from the date of the lawsuit. A judgment against us in the amount of $367,000 plus interest was entered on August 4, 2010.  We had accrued $440,267 including interest relating to this note, as of December 31, 2010. We settled this lawsuit on March 4, 2011 for less than the amount we had accrued.

On December 15, 2009, McLarty Associates LLC, one of our prior consultants, filed suit in the Superior Court in Washington, D.C. against us seeking an additional $150,000 from us under our consulting agreement.  We had previously paid McLarty Associates $210,000 and issued 18,000 shares of common stock. On August 5, 2010, the court granted McLarty’s motion for summary judgment and on August 6, 2010 the court entered a judgment against us in the amount of $150,000. The amount was included in accounts payable on our balance sheet as of September 30, 2010.  We settled this lawsuit on February 28, 2011 for less than the amount we had accrued.

 On September 12, 2010, Thomson Reuter (Markets), LLC filed suit in the 37th Judicial District Court in Warren, Michigan for nonpayment of services provided in the amount of $20,297 plus interest.  We settled this lawsuit on February 28, 2011.  We settled this lawsuit on March 23, 2011 for less than the amount we had accrued.

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, 25% interest and attorneys’ fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  Our position is that a settlement was reached by the parties.  We have filed an answer and have been engaged in discussions to resolve his suit. We have recorded a liability of $559,626 on our balance sheet including interest relating to this note as of September 30, 2011.

On October 26, 2010, Semple, Marchal & Cooper, LLP, our former auditor, filed suit in the Superior Court of the County of Maricopa Arizona for nonpayment of professional fees in the amount of $37,882 plus interest.  We had accrued $61,845 in our accounts payable as of December 31, 2010 for this vendor. We settled this lawsuit on February 28, 2011.  We settled this lawsuit on January 15, 2011 for less than the amount we had accrued.

Lease Commitments.

a.
We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,200 per month.  Rent expense for the three months ended June 30, 2011 and 2010 was $18,600 and $21,000, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was $9,000 and $10,800, respectively.

b.
Effective May 1, 2011, we entered into a lease with J.M. Land Company for office space for our headquarters located in Warren, Michigan.  The lease was effective May 1, 2011 and expires on April 30, 2012.  This lease replaces the earlier lease agreement on the same premises.   Monthly rent is $1,000 and  we pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month.  Rent and utilitiesexpenses for the year ended September 30, 2011 totaled $13,121.

Minimum future rental payments under the above operating leases as of September 30, 2011 are as follows:

Year Ending September 30,	Amount

2012	$14,000

TOTAL:	$14,000

Note 6 — Equity

Warrants.   On December 16, 2006, we issued warrants to Trimax, LLC to purchase 100,000 shares of our stock at $10.00 per share.  On November 11, 2008, the exercise price of the warrants was changed to $4.50 per share.  The warrants vested on December 17, 2007. As of September 30, 2011, the remaining life of the warrants is 5.2 years.

On February 6, 2008, we issued warrants to Hayden Capital  to purchase 52,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which we sell our debt and/or equity in our next private or public offering.  The warrants vested upon issuance.  As of September 30, 2011, the remaining life of the warrants is 6.2 years.

On March 1, 2008, we issued warrants to George Resta to purchase 2,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which we sell our debt and/or equity in our next private or public offering.  The warrants vested upon issuance.  As of September 30, 2011, the remaining life of the warrants is 6.2 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 25,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which we sell our debt and/or equity in our next private or public offering.  The warrants vested upon issuance.  As of September 30, 2011, the remaining life of the warrants is 6.2 years.

On June 9, 2008, we issued warrants to Hayden Capital to purchase 42,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which we sell our debt and/or equity in our next private or public offering.  The warrants vested upon issuance.  As of September 30, 2011, the remaining life of the warrants is 6.5 years.

On June 21, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $3.75 per share.  The warrants vested upon issuance. As of September 30, 2011, the remaining life of the warrants is 6.5 years.

On July 14, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $2.50 per share.  The warrants vested upon issuance.  As of September 30, 2011, the remaining life of the warrants is 6.5 years.

On July 14, 2008, we issued warrants to George Resta to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of September 30, 2011, the remaining life of the warrants is 6.5 years.

On July 14, 2008, we issued warrants to Investment Hunter, LLC to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of September 30, 2011, the remaining life of the warrants is 6.5 years.

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

On November 11, 2008, we issued warrants to purchase 400,000 shares of our common stock at $2.50 per share to Trimax. The warrants vested upon issuance.  The remaining life of the warrants is 7.2 years.

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

In the event of a voluntary or involuntary dissolution, liquidation or winding up, Equity 11 and SAC will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares ($1,000 per share), plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock.

On March 1, 2011, we issued 25,000 shares of our common stock to Quarles and Brady, a law firm to whom we owed approximately $143,000. These shares, along with a cash payment, were accepted in full settlement of the amounts then owing.

On March 1, 2011, we issued 650,000 shares of our common stock to Wilson Sonsini Goodrich & Rosati P.C., a law firm to whom we owed approximately $340,000. They accepted these shares, along with a cash payment, in full settlement of the amounts then owing subject to the conditions discussed in Note 1 (“Summary of Accounting Policies”) above.

On March 9, 2011 and March 11, 2011, respectively, we entered into agreements with Fairmount Five, LLC and John Bonner to sell a minimum of an aggregate of 2,520 of our 5.0% Cumulative Convertible Preferred Shares, Series C at a purchase price of $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investors into shares of our common stock at $.06 per share.  The preferred securities carry “as converted” voting rights. In the event of a voluntary or involuntary dissolution, liquidation or winding up, the holders of these shares will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares ($1,000 per share), plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock. The initial closing of the sale of our Convertible Preferred Shares occurred on March 9, 2011. Fairmount Five acquired 1,045 Convertible Preferred Shares at an aggregate purchase price of $1,045,000.

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

On July 26, 2011, we sold 100 of our Convertible Preferred Shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 of our common shares.

On August 26, 2011, we sold 100 of our Convertible Preferred Shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 of our common shares.

On September 14, 2011, Fairmount Five converted 180 of our Convertible Preferred Shares, Series C, into 3,000,000 shares of our common stock.

On September 23, 2011, we sold 100 of our Convertible Preferred Shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 of our common shares.

On September 28, 2011, Fairmount Five converted 30 of our Convertible Preferred Shares, Series C, into 500,000 shares of our common stock.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

We did not grant any non-statutory options outside the plan during the year ended September 30, 2011.

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term	Aggregate Fair Value
Outstanding as of September 30, 2009	$5.65	1,026,224	9.2	$4,569,065
Granted	$.30	60,000	9.9	$16,055
Exercised	$ -	-	-	-
Forfeited	$ -	-	-	-
Outstanding as of September 30, 2010	$5.25	1,086,224	7.9	$4,585,120
Exercisable	$6.05	796,328	6.8	$4,336,532
Granted	$.20	4,860,000	9.5	952,855
Exercised	$-	-	-	-
Forfeited	$4.32	595,044	-	1,388,212
Outstanding as of September 30, 2011	$.79	5,351,180	9.3	4,149,763
Exercisable	$1.40	2,588,180	9.0	3,656,002

The options are subject to various vesting periods between June 26, 2007 and April 22, 2014.   The options expire on various dates between March 1, 2017 and April 22, 2021. Additionally, the options had no intrinsic value as of September 30, 2011 and September 30, 2010.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions for 2011 and 2010:
	2011	2010
Dividend	None	None
Expected volatility	260%	83.2%-230.8%
Risk free interest rate	1.03%	0.26%-0.31%
Expected life	3 years	3-5 years

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

Based upon the above assumptions and the weighted average $0.79 exercise price, the options outstanding at September 30, 2011 had a total unrecognized compensation cost of $395,093 which will be recognized over the remaining weighted average vesting period of 2.4 years. Option costs of $730,243 were recorded as an expense for the year ended September 30, 2011, all of which was recorded as compensation expense.

Note 8 -- Income Taxes

         We have incurred losses since operations commenced in 1990.  We have a net operating loss carry forward for income tax purposes of approximately $13,135,140. The total loss carry forward expiring on September 30, 2031 is $1,265,9090, expiring on September 30, 2030 is $1,428,285, expiring on September 30, 2029 is $2,093,526, expiring on September 30, 2028 is $3,959,334, expiring on September 30, 2027 is $3,513,085, expiring on September 30, 2026 is $426,697, expiring on September 30, 2025 is $203,978, expiring on September 30, 2024 is $198,988, expiring on September 30, 2023 is $25,597 and expiring on September 30, 2022 is $19,741.  We changed its year-end to September 30th from February 28th effective in fiscal 2006.  Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.  These and other deferred tax assets are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

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

Tax Rate Reconciliation	2011	2010
Income tax expense (benefit) at the statutory rate	(414,341)	(646,360)
Compensation and BCF expense	248,283	145,285
Other permanent differences, net	(4,182)	13,830
Valuation Allowance	170,240	487,246
	$ -	$ -
The States in which we currently operate did not have a corporate income tax in effect as of
September 30, 2011 and 2010.

As of September 30, 2011and 2010, the deferred tax asset based on a 34% tax bracket consists of the following:

	2011	2010
Assets:
Federal loss carry forwards	$4,465,948	$ 4,035,538
Cash basis accounting differences	138,024	403,322
Liability:
Depreciation timing differences	15,245	10,117

Deferred tax asset	4,619,217	4,448,977

Valuation allowance	(4,619,217)	(4,448,977)

Net deferred tax asset	$ -	$ -

The tax benefit from net operating losses and differences in timing differ from the federal statutory rate primarily due to the $170,240 change in the deferred tax asset valuation allowance from September 30, 2010.  As of September 30, 2011 and 2010, the Company had no unrecognized tax benefits due to uncertain tax positions.

Note 9 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the years ended September 30, 2011 and 2010, we incurred net losses of ($1,218,651) and ($1,901,060), respectively.  As of September 30, 2011 and September 30, 2010, we had working capital deficits of ($1,463,672) and ($2,993,817), respectively, and negative cash flows. These factors, and negative cash flows, raise substantial doubt the Company's ability to continue as a going concern.

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

Note 10 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet. The following was noted for disclosure:

On October 6, 2011, John Bonner converted all of his shares of his Convertible Preferred Shares, Series C, into 2,024,284 shares of our common stock.

On October 24, 2011, we issued 100 Convertible Preferred Shares, Series C, to Fairmount Five for $100,000.  These shares are convertible into 1,666,667 shares of our common stock.

On November 3, 2011, we reached an agreement with Equity 11 and Nirta Enterprises to convert the outstanding principal and accrued interest of all notes owing to them into shares of our common stock at $.50 per share.  The principal totaled $56,832 and the accrued interest totaled $5,214.

On December 2, 2011, we entered into an amendment of our settlement agreement with Wilson Sonsini Goodrich & Rosati P.C. where we agreed to issue an additional 25,000 of our common shares and pay outstanding amounts owed in exchange for the elimination of payments to this firm of royalties we might receive under our BASF license agreement and a reduction in certain patent fees in the future.

On December 15, 2011, we reached an agreement to extend the due date on the $600,000 promissory note held by John M. Salpietra to December 4, 2012.