Form 10-K/A
ECOLOGY COATINGS, INC.
filed 2011-12-28
CIK 1173313

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

EXPLANATORY NOTE

The sole purpose of this amendment to the Annual Report on Form 10-K of Ecology Coatings, Inc. for the year ended September 30, 2011, filed with the Securities and Exchange Commission on December 16, 2011 (the “Form 10-K”), is to correct errors in XBRL data files contained in the original filing.

No other changes have been made to the Form 10-K. This amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

FORM 10-K/A
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

Date:	December 22, 2011	ECOLOGY COATINGS, INC.
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

Signatures	Title	Date

/s/ Robert G. Crockett Robert G. Crockett	Chief Executive Officer (Principal Executive Officer)	December 22, 2011

/s/Kevin P. Stolz Kevin P. Stolz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 22, 2011

/s/ James Juliano James Juliano	Director	December 22, 2011

/s/ Sally Ramsey Sally Ramsey	Director & Vice President – New Product Development	December 22, 2011

/s/ Joseph Nirta Joseph Nirta	Director	December 22, 2011

/s/ James Orchard James Orchard	Director	December 22, 2011

/s/ Nick DeMiro Nick DeMiro	Director	December 22, 2011

/s/ John M. (“Pete”) Salpietra John M. (“Pete”) Salpietra	Director	December 22, 2011

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