Form 10-Q
period 2012-02-20
ECOLOGY COATINGS, INC.
filed 2012-02-21
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2012, the number of shares of common stock of the registrant outstanding was 16,331,882 and the number of shares of convertible preferred stock outstanding was 2,122.

ECOLOGY COATINGS, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2011

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
ASSETS
	December 31, 2011	September 30, 2011

Current assets
Cash	$30,197	$71,784
Prepaid expenses	22,515	30,137

Current Assets	52,712	102,921

Property, plant and equipment
Computer equipment	32,000	31,650
Furniture and fixtures	22,803	22,803
Test equipment	40,598	40,598
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Property, plant and equipment	149,848	149,498
Accumulated depreciation	(93,426)	(89,837)

Property, plant and equipment, net	56,422	59,661

Other
Patents-net	210,499	198,915
Trademarks-net	9,454	8,899

Other assets	219,953	207,814

Total Assets	$329,087	$369,396

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' DEFICIT
	December 31, 2011	September 30, 2011

Current liabilities
Accounts payable	$40,030	$27,945
Credit card payable	4,248	-
Accrued liabilities	84,704	217,951
Interest payable	447,024	405,274
Notes payable	250,000	250,000
Notes payable - related party	843,500	900,332
Preferred dividends payable	8,402	31,566
Total current liabilities	1,677,908	1,833,068

Commitments and Contingencies (Note 5)

Stockholders' deficit
Preferred stock - 10,000,000 $.001 par value shares authorized; 2,122 and 1,938 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	7	7
Common stock - 90,000,000 $.001 par value shares authorized; 16,331,882 and 14,158,506 issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	16,331	14,159
Additional paid-in capital	27,878,171	27,296,580
Accumulated deficit	(29,243,330)	(28,774,419)

Total stockholders' deficit	(1,348,821)	(1,463,673)

Total liabilities and stockholders'
Deficit	$329,087	$369,396

See the accompanying notes to the unaudited consolidated financial statements.

	ECOLOGY COATINGS, INC. AND SUBSIDIARY
	Unaudited Consolidated Statements of Operations

	For the three months ended	For the three months ended
	December 31, 2011	December 31, 2010

Revenues	$ 2,049	$ 2,470

Officer salaries and fringe benefits	158,357	129,406
Professional fees	93,642	30,168
Other general and administrative expense	209,027	211,073
Total general and administrative expenses	461,026	370,647

Operating loss	(458,977)	(368,177)

Other income (expense)
Income from forgiveness of payables and debt	228,802	-
Other non-operating income	-	763
Interest expense	(46,964)	(56,525)
Total other income (expenses) - net	(181,838)	(55,762)

Net loss	$(277,139)	$(423,939)

Preferred dividend – beneficial
conversion	(170,000)	-
Preferred dividends – stock dividends	(21,772)	(30,972)

Net loss available to common shareholders	(468,911)	(454,911)

Basic and diluted net loss per share	$(0.03)	$(0.07)

Basic and diluted weighted average
shares outstanding	16,138,232	6,914,987

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	three months ended	three months ended
	December 31, 2011	December 31, 2010
OPERATING ACTIVITIES
Net loss	$(277,139)	$(423,939)
Adjustments to reconcile net loss
to net cash used in operating activities:
Income from forgiveness of payables and debt	(228,802)	-
Depreciation and amortization	8,364	9,970
Option expense	87,631	163,743
Issuance of stock for payables, services	11,195	-
Loss from patent abandonment	-	-
Changes in Asset and Liabilities
Prepaid expenses	7,621	3,769

Accounts payable	12,084	16,001
Accrued liabilities	44,704	24,019
Credit card payable	4,248	(26)
Interest payable	(36,536)	53,100
Net Cash Used In Operating Activities	(293,558)	(153,363)
INVESTING ACTIVITIES
Purchase of fixed assets	(350)	-
Purchase of patents and trademarks	(17,680)	(1,230)
Net Cash Used in Investing Activities	(18,030)	(1,230)
FINANCING ACTIVITIES

Proceeds from issuance of debt	-	172,000
Proceeds from issuance of convertible preferred stock	270,000	-
Net Cash Provided By Financing Activities	270,000	172,000

Net Change in Cash	(41,587)	17,407

CASH AT BEGINNING
BEGINNING OF PERIOD	71,784	2,814
CASH AT END
OF PERIOD	$30,197	$ 20,221

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	three months ended	three months ended
	December 31, 2011	December 31, 2010
Debt converted into preferred shares	$243,747	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$ -	$ -
Income taxes	$ -	$ -

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

Interim Reporting. While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the September 30, 2010 audited annual consolidated financial statements of Ecology Coatings, Inc. (“we”, “us”, the “Company” or “Ecology”).  It is suggested that these interim consolidated financial statements be read in conjunction with our September 30, 2011 annual consolidated financial statements included in the Form 10-K we filed with the Securities and Exchange Commission on December 28, 2011.

Our operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012 or for any other period.

Reclassifications have been made to prior period financial statements to conform with the current quarter presentation.

Basis of Presentation. On February 7, 2011, our shareholders approved a 1-for-5 reverse stock split.  In accordance with U.S. Generally Accepted Accounting Principles, we have restated all per share related information to conform to this reverse split for all periods presented. This includes information related to stock options, warrants, and convertible preferred shares. See Note 6.

Principles of Consolidation.   The consolidated financial statements include all of our accounts and the accounts of our wholly owned subsidiary Ecology-CA.  All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates.   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition.   Revenues from licensing contracts are recorded ratably over the life of the contract.  Contingency earnings such as royalty fees are recorded when the amount can reasonably be determined and collection is likely.

Income from forgiveness of payables and debt.   Income from the forgiveness of payables and/or debt is recognized when all of the conditions associated with the forgiveness have been met. During the three months ended December 31, 2011, we recognized $228,802 in income from forgiveness of payables and debt.

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented was included in the computation of diluted loss per share as they were anti-dilutive.  As of December 31, 2011 and September 30, 2011, there were 37,494,972 and 34,795,261 potentially dilutive shares outstanding, respectively.

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

Patents.   It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of December 31, 2011 and are being amortized over 8 years.

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

Expense Categories.   Salaries and Fringe Benefits of $158,357 and $129,406 for the three months ended December 31, 2011 and 2010, respectively, include wages paid to and insurance benefits for our officers.  Professional fees of $93,642 and $30,168 for the years ended December 31, 2011 and 2010, respectively, include amounts paid to attorneys, accountants, and consultants, as well as any stock based compensation expense for those services.

Recent Accounting Pronouncements

We have reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board since we last issued financial statements as part of our Form 10-K filed on December 28, 2011 and have determined none of them would have a material effect on our consolidated financial statements upon adoption.

Note 2 — Concentrations

For the three months ended December 31, 2011 and 2010, we had revenues of $2,049 and $2,470, respectively. Three customers accounted for all of our revenues for the three months ended December 31, 2011 and  one customer accounted for all of our revenues for the three months ended December 31, 2010.  As of December 31, 2011 and 2010, no amounts were due from our customers.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2011 and September 30, 2011, the note had an outstanding balance of $110,500.  The accrued interest on the note was $24,842 and $23,491 as of December 31, 2011 and September 30, 2011, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of December 31, 2011 and September 30, 2011, the note had an outstanding balance of $133,000.  The accrued interest on the note was $29,907 and $28,281 as of December 31, 2011 and September 30, 2011, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. On December 15, 2011, the parties agreed to extend the due date to December 4, 2012. As of December 31, 2011 and September 30, 2011, the note had an outstanding balance of $600,000. Accrued interest of $43,985 and $36,366 was outstanding as of December 31, 2011 and September 30, 2011, respectively.

On September 2, 2010, we entered into a lease with Omega Development Corporation for office space for our headquarters located in Warren, Michigan.  Omega Development Corporation is owned by the Chairman of our Board of Directors, James Juliano, who is also a member of Fairmount Five, LLC who is our largest shareholder.  Effective May 1, 2011, we entered into a lease with J.M. Land Co. for the same office space. J.M. Land Co. is owned by James Juliano. We pay monthly rent of $1,000, and the gas and electric utilities which has historically averaged approximately $1,000 per month.   See also Note 5—Commitments and Contingencies—Lease Agreements.

We paid $12,000 in director fees to our Chairman James Juliano for the three months ended December 31, 2011.  We did not pay any director fees to Mr. Juliano for the three months ended December 31, 2010.

Note 4 — Notes Payable

We have the following notes:

December 31, 2011	September 30, 2011

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $3.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. . Accrued interest of $205,296 and $183,776 was outstanding as of December 31, 2011 and September 30, 2011, respectively.  Mr. Shaheen has filed suit for repayment and a judgment in his favor was entered for this note and the note discussed below on December 30, 2011 in the amount of $604,330.
150,000	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $2.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Accrued interest of $140,409 and $125,850 was outstanding as of December 31, 2011 and September 30, 2011, respectively. Mr. Shaheen has filed suit for repayment and a judgment in his favor was entered for this note and the note discussed above on December 30, 2011 in the amount of $604,330.
100,000	100,000

$250,000	$250,000

Both of the notes payable in the foregoing table were in default as of September 30, 2011.  A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen which had the effect of converting the notes into the judgment. See Contingencies in Note 5 herein.

 Note 5 — Commitments and Contingencies

Employment Agreements.

We entered into a new employment agreement with Sally J.W. Ramsey, our Vice President – New Product Development effective January 1, 2012. Ms. Ramsey is the founder of our company. The agreement will expire on December 31, 2014. Ms. Ramsey will receive an annual base salary of $100,000. The Compensation Committee of the Board of Directors may review Ms. Ramsey’s salary to determine what, if any, increases shall be made thereto. The agreement may be terminated prior to the end of the term by us for cause. If Ms. Ramsey’s employment is terminated without cause or for “good reason,” as defined in the agreement, she is entitled to 50% of salary that would have been paid over the balance of the term of the agreement. A termination within one year after a change in control shall be deemed to be a termination without cause.

Our employment agreement with Robert G. Crockett, our CEO. expires on September 21, 2012. Mr. Crockett’s annual base salary during the three months ended December 31, 2011 was $200,000.  Effective January 1, 2012, Mr. Crockett’s salary was reduced to $140,000.  On April 22, 2011, Mr. Crockett received options to purchase 1.8 million shares of our common stock at a price of $.20 per share.  The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. As of December 31, 2011, Mr. Crockett had deferred $40,000 of his salary since May 2010.

Our employment agreement with Daniel V. Iannotti, our Vice President, General Counsel & Secretary, expires on September 17, 2012. Mr. Iannotti receives an annual base salary of $100,000. On April 22, 2011, Mr. Iannotti forfeited previously issued stock options and received options to purchase 300,000 shares of our common stock at a price of $.20 per share.  The agreement may be terminated prior to the end of the term for cause. If Mr. Iannotti’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause.

Contingencies.

On October 26, 2010, Mitchell Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, 25% interest and attorneys’ fees for amounts under promissory notes we issued to him in the original principal amount of $250,000.  Our position is that a settlement was reached by the parties.  We have filed an answer and have been engaged in discussions to resolve his suit.  A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen which had the effect of converting the notes into the judgment.

Lease Commitments.

a.
We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,200 per month.  Rent expense for the three months ended June 30, 2011 and 2010 was $18,600 and $21,000, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was $9,000 and $10,800, respectively.

b.
Effective May 1, 2011, we entered into a lease with J.M. Land Company for office space for our headquarters located in Warren, Michigan.  The lease was effective May 1, 2011 and expires on April 30, 2012.  This lease replaces the earlier lease agreement on the same premises.   Monthly rent is $1,000 and we pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month.  Rent and utilities expenses for the year ended September 30, 2011 totaled $13,121.

Note 6 — Equity

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 100,000 shares of our stock at $10.00 per share.  On November 11, 2008, the exercise price of the warrants was changed to $4.50 per share.  The warrants vested on December 17, 2007. As of December 31, 2011, the remaining life of the warrants is 4.9 years.

On February 6, 2008, we issued warrants to Hayden Capital to purchase 52,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which we sell our debt and/or equity in our next private or public offering.  The warrants vested upon issuance.  As of December 31, 2011, the remaining life of the warrants is 5.9 years.

On March 1, 2008, we issued warrants to George Resta to purchase 2,500 shares of our common stock at the lower of $10.00 per share or at the average price per share at which we sell our debt and/or equity in our next private or public offering.  The warrants vested upon issuance.  As of December 31, 2011, the remaining life of the warrants is 5.9 years.

On March 1, 2008, we issued warrants to Investment Hunter, LLC to purchase 25,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which we sell our debt and/or equity in our next private or public offering.  The warrants vested upon issuance.  As of December 31, 2011, the remaining life of the warrants is 5.9 years.

On June 9, 2008, we issued warrants to Hayden Capital to purchase 42,000 shares of our common stock at the lower of $10.00 per share or at the average price per share at which we sell our debt and/or equity in our next private or public offering.  The warrants vested upon issuance.  As of December 31, 2011, the remaining life of the warrants is 6.2 years.

On June 21, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $3.75 per share.  The warrants vested upon issuance. As of December 31, 2011, the remaining life of the warrants is 6.2 years.

On July 14, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $2.50 per share.  The warrants vested upon issuance.  As of December 31, 2011, the remaining life of the warrants is 6.2 years.

On July 14, 2008, we issued warrants to George Resta to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of December 31, 2011, the remaining life of the warrants is 6.2 years.

On July 14, 2008, we issued warrants to Investment Hunter, LLC to purchase 3,000 shares of our common stock at $8.75 per share. The warrants vested upon issuance.  As of December 31, 2011, the remaining life of the warrants is 6.2 years.

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

On November 11, 2008, we issued warrants to purchase 400,000 shares of our common stock at $2.50 per share to Trimax. The warrants vested upon issuance.  The remaining life of the warrants is 6.9 years.

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

On September 30, 2009, Ecology Coatings, Inc. and Stromback Acquisition Corporation  (SAC), entered into a Securities Purchase Agreement for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  SAC is owned by Richard Stromback, a former member of our Board of Directors.  Until April 1, 2010, SAC had the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  SAC may convert the Convertible Preferred Shares into our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the OTCQB marketplace for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by SAC under a Registration Rights Agreement.  One investment of $240,000 was made under this agreement, on October 1, 2009. Per the terms of the agreement and at Mr. Stromback’s direction, we paid $120,000 to him on that date in settlement of past payables owed to him directly or to RJS Ventures, LLC, a company controlled by him.  As of December 31, 2011, we had issued 258 of these Preferred Series B shares. These shares are convertible into 223,353 of our common shares.

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

On March 1, 2011, we issued 650,000 shares of our common stock to Wilson Sonsini Goodrich & Rosati P.C., a law firm to whom we owed approximately $340,000. The firm accepted these shares, along with a cash payment, in full settlement of the amount owing.

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

On June 1, 2011, we issued 15 shares of our convertible preferred shares, Series C, to Fairmount Five as a dividend in lieu of cash.  These shares are convertible into 250,000 of our common shares.

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

On November 30, 2011, we sold 70 Convertible Preferred Shares, Series C, to Fairmount 5 for $70,000. These shares are convertible into 1,166,667 shares of our common stock.

On December 2, 2011, we issued 25,000 of our common shares to Wilson Sonsini Goodrich & Rosati P.C. in exchange for the elimination of payments to this firm of royalties we might receive under our BASF license agreement and a reduction in certain patent fees in the future.

On December 14, 2011, we sold 40 Convertible Preferred Shares, Series C, to Fairmount 5 for $40,000. These shares are convertible into 666,667 shares of our common stock.

On December 22, 2011, we sold 60 Convertible Preferred Shares, Series C, to Fairmount 5 for $60,000. These shares are convertible into 1,000,000 shares of our common stock.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

Below is a table with shows information about outstanding options as of December 31, 2011:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2011	$.79	5,351,180	9.3
Exercisable	$1.40	2,588,180	9.0
Granted	$-	-
Exercised	$-	-
Forfeited	$-	-
Outstanding as of December 31, 2011	$.79	5,351,180	9.0
Exercisable	$1.40	2,588,180	8.7

Outstanding options are subject to various vesting periods between June 26, 2007 and April 22, 2014.   The options expire on various dates between March 1, 2017 and April 22, 2021. Additionally, the options had no intrinsic value as of December 31, 2011 and September 30, 2011.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions for 2012 and 2011:
	2012	2011
Dividend	NA	None
Expected volatility	NA	260%
Risk free interest rate	NA	1.03%
Expected life	NA	3 years

For options issued prior to June 2010, the expected volatility was derived utilizing the price history of another publicly traded nanotechnology company.  This company was selected as it is widely traded and is in the same equity sector as us. Beginning with options granted after June 2010, we began to use our stock to calculate the expected volatility. We made this change because we believe that the options granted in September 2010 will be exercised within three years, thus our trading history should be used.

The risk free interest rate figures shown above contain the range of such figures used in the Black-Scholes calculation.  The specific rate used was dependent upon the date of the option grant.

Based upon the above assumptions and the weighted average $0.79 exercise price, the options outstanding at December 31, 2011 had a total unrecognized compensation cost of $307,462 which will be recognized over the remaining weighted average vesting period of 2.1 years. Option costs of $87,631 were recorded as an expense for the three months ended December 31, 2011, all of which was recorded as compensation expense.

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the three months ended December 31, 2011 and 2010, we incurred net losses of $232,435 and $423,940, respectively.  As of December 31, 2011 and September 30, 2011, we had accumulated deficits of $1,348,821 and $1,463,672, respectively, and negative cash flows. These factors, and negative cash flows, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 9 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet. The following was noted for disclosure:

On January 2, 2012, we entered into a Sale and Leaseback Agreement with J.M. Land Co. where we raised cash by selling and leasing back our laboratory and computer equipment.  J.M. Land Co. is an entity owned by James Juliano, our Chairman.

On January 11, 2012, we issued 30 Convertible Preferred Shares, Series C, to Fairmount 5 in exchange for $30,000. These shares can be converted into 500,000 of our common shares.

On January 27, 2012, we issued 50 Convertible Preferred Shares, Series C, to Fairmount 5 in exchange for $50,000. These shares can be converted into 833,333 of our common shares.

On February 1, 2012, James Orchard resigned from our Board of Directors.

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

Operating Results

Three Months Ended December 31, 2011 and 2010

Revenues.   We generated $2,049 and $2,470 in revenues from product sales for the three months ended December 31, 2011 and December 31, 2010, respectively. Revenues for the 2011 period came from three customers and revenues for the 2010 period came from one customer

Officer Salaries and Fringe Benefits.  The increase of approximately $29,000 in such expenses for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 is the result of the increase in the salary of two officers effective May 15, 2011, and an increase in health care expense due to the addition of three new employees.

Professional Fees.  The increase of approximately $63,000 in these expenses for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 is due to $18,500 in audit fees associated with the filing of our 10-K for the fiscal year ended September 30, 2011. For fiscal year 2010, the filing did not take place until January 12, 2011. Because of this, a portion of the audit billings were not received and recorded until after December 31, 2010.

Other General and Administrative.  These expenses declined by approximately $2,000 for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Payroll and related expenses related to the hiring of three new employees in May 2011 and one additional employee in October 2011 of approximately $70,000 and $12,000 in fees paid to our chairman in the 2011 period were offset by a reduction in options expense for the same period.

Operating Losses.   The increased operating loss of approximately $90,000 between the reporting periods is explained in the discussion above.

Income From Forgiveness of Payables and Debt. This income for the three months ended December 31, 2011 came from the conclusion of a settlement with one of our law firms with whom we have an ongoing working relationship as well as the settlement of a number of notes owed to related parties. The latter amounts were settled through the issuance of shares equal at a price equal to $.50 per share. Our stock was trading at $.06 per share at the time the shares were issued.

Interest Expense. The decrease of approximately $10,000 for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 results from a decrease in average outstanding debt in the current period. This decrease in average outstanding debt occurred as a result of those settlements which occurred in early March 2011.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended December 31, 2011 and 2010 as we have fully reserved the asset until realization is more likely than not.

Net Loss.   The change from a net loss of $423,939 for the three months ended December 31, 2010 compared to net loss of $277,139 for the three months ended December 31, 2011 is explained in the foregoing discussions of the various expense categories as well as in the discussion of Income From Forgiveness of Payables and Debt.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended December 31, 2011 reflects the change in net loss position discussed above as well as by the increase in weighted average shares outstanding during the three months ended December 31, 2011. The net loss was further increased by preferred dividend – beneficial conversion. This is because our newly issued convertible preferred shares can be converted to common shares at $0.06 per share. On December 31, 2011, our common shares were trading at $0.12 per share.

Liquidity and Capital Resources

Cash as of December 31, 2011 and September 30, 2011 totaled $30,197 and $71,784, respectively.  The decrease reflects cash used in operations of $293,558 and cash used to purchase fixed and intangible assets of $18,030.  This usage was offset by the issuance of $270,000 in convertible preferred stock.

We are a company that has failed to generate significant revenues as yet and have incurred an accumulated deficit of $29,243,330.  $17,990,695 of this amount is due to non-cash items, including options expense, the issuance of warrants, preferred stock dividends paid with preferred stock, beneficial conversion provisions associated with issuances of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  We have received an unqualified audit report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

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

Historically, we have financed operations primarily through the issuance of debt and the sale of equity securities.  On February 28, 2011, we entered into agreements with Fairmount Five ($2,400,000) and John Bonner ($120,000) to sell them our Convertible Preferred Shares, Series C.  Since that date, we have sold $2,135,000 of such Series C shares leaving an additional $385,000 to sell to Fairmount Five in fiscal year 2012.

As of December 31, 2011, we were in default on approximately $243,500 in principal of short term debt, plus $54,750 in accrued interest.  On December 30, 2011, Mr. Shaheen’s motion for summary judgment was granted and a judgment in the amount of $604,330 was entered against us in the Shaheen v. Ecology Coatings, Inc. litigation.  Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise additional funds in the spring of 2012 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.

During our last fiscal year ended September 30, 2011, we relied on the sale of convertible preferred securities and the issuance of debt to fund our operations.  We raised $270,000 from the sale of Convertible Preferred Series C shares during the quarter ended December 31, 2011.   After December 31, 2011, we had only $385,000 in additional funds available to us under our investment agreement with Fairmount Five.  At our current rate of cash use, such funds will last only until April 2012.  If we are unable to raise additional capital by April 2012, we may be forced to curtail our operations or seek bankruptcy protection.

Off-Balance Sheet Arrangements

See Note 5 – Commitments and Contingencies - to the Consolidated Financial Statements in this Form 10-Q.

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

Item4.  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our Chief Executive Officer and Chief Financial Officer have reached this conclusion due to the lack of segregation of duties in financial reporting as a result of the small size of our financial staff.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2011, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 2, 2010, Mitchell Shaheen filed suit against us in the U.S. District Court for the Eastern District of Michigan for amounts owed under promissory notes issued to him in the principal amount of $250,000 and interest at the rate of 25%.  On December 30, 2011, Mr. Shaheen’s motion for summary judgment was granted and a judgment in the amount of $604,330.  We have not appealed the judgment and are engaging in discussions with Mr. Shaheen to satisfy the judgment.

ITEM 1A. RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent the known material risks that we believe could cause our business results to differ from the statements contained herein.

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue.  We had an accumulated deficit of $29,243,330 as of December 31, 2011. $17,990,695 of this amount was due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, preferred stock dividends, and stock issued to pay for services, payables, and debt extensions.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied primarily on additional investment from Fairmount Five, LLC (“Fairmount Five”), Equity 11, Ltd. (“Equity 11”),  Stromback Acquisition Corporation (“SAC”) and John Bonner as well as small amounts of debt.  The Equity 11 and SAC investment agreements are no longer effective. We have an agreement in place with Fairmount Five, LLC (“Fairmount Five”) for investment of $2,400,000. As of December 31, 2011, we had used $2,015,000 of this amount. We will need to raise additional capital in the spring of 2012 in order to continue to fund our operations.  If we are unable to raise additional capital by April 2012, we may need to curtail our operations or seek bankruptcy protection.

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

As of December 31, 2011, we were in default on approximately $243,500 in principal of short term debt, plus $54,750 in accrued interest.  On December 30, 2011, plaintiff’s motion for summary judgment was granted and a judgment in the amount of $604,330 was entered against us in the Shaheen v. Ecology Coatings, Inc. litigation.  Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise additional funds in the spring of year 2012 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.

During our last fiscal year ended September 30, 2011, we relied on the sale of convertible preferred securities and the issuance of debt to fund our operations.  We raised $270,000 from the sale of Convertible Preferred Series C shares during the quarter ended December 31, 2011.   After December 31, 2011, we had only $385,000 in additional funds available to us under our investment agreement with Fairmount Five.  At our current rate of cash use, such funds will last only until April 2012.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which will expire on December 31, 2014.   Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

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

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During the quarter ended December 31, 2011, our low and high market prices of our stock were $0.0522 per share (October 13, 2011) and $.15 per share (December 1, 2011).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholder to sell our common stock.

Control by key stockholders

As of December 31, 2011, Fairmount Five, Richard D. Stromback, Douglas Stromback, Deanna Stromback, Sally J.W. Ramsey, and Equity 11 held shares representing approximately 85% of our outstanding shares.  In addition, pursuant to the investment agreement we entered into with Fairmount Five, Fairmount Five has the right to appoint two of the seven members of our Board of Directors.  Additionally, Fairmount Five has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

The issuance and exercise of additional options, warrants, and convertible securities and/or certain investments may dilute the ownership interest of our stockholders

As of December 31, 2011, we had outstanding options to purchase 5,351,180 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of December 31, 2011, we had outstanding warrants to purchase 906,580 shares of our common stock. As of December 31, 2011, Fairmount Five, Equity 11, John Bonner and SAC purchased Preferred Series C, Preferred Series A, and Preferred Series B shares and have been issued additional Preferred Series B and C as dividends that are convertible into 31,237,212 common shares.

In addition, at our 2011 annual shareholder meeting, our shareholders approved a 1-for-5 reverse stock split which reduced by a factor of five the number of shares held by each of our shareholders.  The reverse stock split was a condition of our obtaining additional investment from Fairmount Five.  Any future investment we obtain will likely dilute the ownership interests of our existing shareholders.

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

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The issuance of common stock and preferred stock can be authorized by our Board of Directors without stockholder approval which will dilute the ownership interests of our stockholders.  Such dilution is likely since we need to secure additional funds in the spring of year 2012 to continue operations.

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

Short Selling may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  Although our average daily trading volume increased during the quarter ended December 31, 2011, on some trading days, no shares of our stock are sold.  Short selling is the practice of selling securities that have been borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale and the repurchase, as the short seller will pay less to buy the securities than the short seller received on selling them. Conversely, the short seller will make a loss if the price of the security rises.   Such short selling may cause additional downward pressure on the price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any sales of unregistered securities and we did not repurchase any of our securities during the three months ended December 31, 2011.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.  See also Note 6 – Equity – to our financial statements for a discussion of unregistered securities sold to Fairmount Five.

Item 3. Defaults Upon Senior Securities

As of December 31, 2011, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on December 31, 2011

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$162,907

Deanna Stromback	December 15, 2003	$135,342

Mitchell Shaheen	July 11, 2008	$595,706

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

3.1	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Extension of Salpietra Promissory Note dated December 4, 2011(3)

10.2	BASF License Agreement.(4)

10.3**	Employment Agreement with Sally J.W. Ramsey dated December 22, 2011.(5)

10.4*	Judgment Entered by the U.S. District Court in the Shaheen v. Ecology Coatings, Inc. litigation

101*
The following financial information from the Ecology Coatings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) CONSOLIDATED BALANCE SHEETS – ASSETS; (ii) CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT); (iii) CONSOLIDATED STATEMENTS OF OPERATIONS; (iv) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT); (v) CONSOLIDATED STATEMENTS OF CASH FLOWS; and (vi) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

*            Filed herewith.
**  Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference from OCIS’ registration statement on Form SB-2 originally filed with the SEC on September 28, 2002 and amended on September 20, 2002, November 7, 2002 and March 27, 2003.

(2) Incorporated by reference from our Form 8-K filed with the SEC on July 30, 2007.

(3) Incorporated by reference from our Form 8-K filed with the SEC on December 15, 2011.

(4) Incorporated by reference from our Form 8-K filed with the SEC on November 29, 2011.

(5) Incorporated by reference from our Form 8-K filed with the SEC on December 22, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 20, 2012	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)