Form 10-Q
period 2012-05-14
ECOLOGY COATINGS, INC.
filed 2012-05-15
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2012, the number of shares of common stock of the registrant outstanding was 16,331,882 and the number of shares of convertible preferred stock outstanding was 2,367.

ECOLOGY COATINGS, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2012

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
ASSETS
	March 31, 2012	September 30, 2011

Current assets
Cash	$-	$71,784
Accounts receivable	3,312	-
Prepaid expenses	18,519	30,137

Total current assets	21,831	101,921

Property and equipment
Computer equipment	32,000	31,650
Furniture and fixtures	22,803	22,803
Test and laboratory equipment	40,598	40,598
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Total property and equipment	149,848	149,498
Less: accumulated depreciation	(96,685)	(89,837)

Property and equipment, net	53,163	59,661

Other
Patents-net	206,175	198,915
Trademarks-net	9,394	8,899

Total other assets	215,569	207,814

Total Assets	$290,563	$369,396

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
	March 31, 201	2	September 30, 2011

Current liabilities
Bank overdraft	$1,776		$-
Accounts payable	18,463		27,945
Credit card payable	1,576		-
Accrued liabilities	45,833		217,952
Interest payable	112,430		405,274
Notes payable	-		250,000
Judgment payable	604,330
Notes payable - related party	856,685		900,332
Preferred dividends payable	33,632		31,566
Total current liabilities	1,674,725		1,833,069

Commitments and Contingencies (Note 5)

Stockholders' (deficit)
Preferred stock - 10,000,000 $.001 par value shares authorized; 2,367 and 1,938 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	7		7
Common stock - 90,000,000 $.001 par value shares authorized; 16,331,882 and 14,158,506 issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	16,332		14,159
Additional paid-in capital	28,372,566		27,296,580
Accumulated deficit	(29,773,067)		(28,774,419)

Total stockholders' (deficit)	(1,384,162)		(1,463,673)

Total liabilities and stockholders'
(Deficit)	$290,563		$369,396

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Revenues	$ 3,665	$ 720	$5,714	$ 3,190

Salaries and fringe benefits	138,903	128,637	297,260	258,044
Professional fees	(14,765)	117,056	78,878	147,224
Other general and administrative costs	210,080	83,743	419,107	294,816
Total general and administrative expenses	334,218	329,436	795,245	700,084

Operating loss	(330,553)	(328,716)	(789,531)	(696,894)

Other income (expense)
Income from forgiveness of payables and debt	-	872,861	228,802	872,861
Other income	-	5	-	767
Interest expense	(12,287)	(61,416)	(59,251)	(117,941)
Total other income (expenses) - net	(12,287)	811,450	169,551	755,687

Net income (loss)	(342,840)	482,734	(619,980)	58,793

Preferred dividend – beneficial
conversion	(161,667)	(1,165,000)	(331,667)	(1,165,000)
Preferred dividends – stock dividends	(25,230)	(17,052)	(47,022)	(48,024)

Net loss available to common shareholders	$(529,737)	$(699,318)	$(998,669)	$(1,154,231)

Basic and diluted net loss per share	$(0.03)	$(0.07)	$(0.06)	$(0.14)

Basic and diluted weighted average
shares outstanding	16,331,882	10,208,506	16,234,528	8,543,596

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	six months ended	six months ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income (loss)	$(619,980)	$58,793
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Income from forgiveness of payables and debt	(228,802)	(872,861)
Depreciation and amortization	16,398	17,295
Option expense	175,360	172,451
Issuance of stock for payables, services	11,195	114,500
Changes in Asset and Liabilities
Accounts receivable	(3,312)	(720)
Prepaid expenses	11,618	15,972
Accounts payable	(9,483)	(530,631)
Accrued liabilities	5,833	174,952
Credit card payable	1,576	(22,719)
Judgment payable	354,330	-
Interest payable	(298,824)	(79,893)

Net cash used in operating activities	(584,091)	(952,861)
INVESTING ACTIVITIES
Purchase of property and equipment	(350)	(19,924)
Investment in patents and trademarks	(17,304)	(1,985)
Net cash used in investing activities	(17,654)	(21,909)
FINANCING ACTIVITIES
Repayment of debt	-	(236,103)
Bank overdraft	1,776	-
Proceeds from issuance of debt	13,185	292,000
Proceeds from issuance of convertible preferred stock	515,000	945,000
Net cash provided by Financing activities	529,961	1,000,897

Net Change in Cash and Cash Equivalents	(71,784)	26,127

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	71,784	2,814
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$-	$ 28,941

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	six months ended	six months ended
	March 31, 2012	March 31, 2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$160	$ 193,897

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND SEPTEMBER 30, 2011

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

Interim Reporting. While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the September 30, 2011 audited annual consolidated financial statements of Ecology Coatings, Inc. (“we”, “us”, the “Company” or “Ecology”).  It is suggested that these interim consolidated financial statements be read in conjunction with our September 30, 2011 annual consolidated financial statements included in the Form 10-K/A we filed with the Securities and Exchange Commission on December 28, 2011.

Our operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012 or for any other period.

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

Income from forgiveness of payables and debt.   Income from the forgiveness of payables and/or debt is recognized when all of the conditions associated with the forgiveness have been met. During the three  months ended March 31, 2012 and 2011, we recognized $0 and $872,861 in income from forgiveness of payables and debt. In the six months ended March 31, 2012 and 2011, we recognized $228,802 and $872,861, respectively, in income from the forgiveness of payables and debt.

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented was included in the computation of diluted loss per share as they were anti-dilutive.  As of March 31, 2012 and September 30, 2011, there were 41,392,305 and 34,795,261 potentially dilutive shares outstanding, respectively.

Property and Equipment.   Property and equipment is stated at cost.  Depreciation is recorded using the straight-line method over the following useful lives:

Computer equipment	3-10 years
Furniture and fixtures	3-7 years
Test equipment	5-7 years
Signs	7 years
Software	3 years
Marketing and Promotional Video	3 years

Repairs and maintenance costs are charged to operations as incurred. Betterments or renewals are capitalized as incurred.

Patents.   It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of March 31, 2012 and are being amortized over 8 years.

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

Expense Categories.  Salaries and Fringe Benefits of $138,903 and $128,637 for the three months ended March 31, 2012 and 2011, respectively, include wages paid to and insurance benefits for our officers.  Professional fees of ($14,765) and $117,056 for the three months ended March 31, 2012 and 2011, respectively, include amounts paid to attorneys, accountants, and consultants, as well as any stock based compensation expense for those services.  The negative amount for the three months ended March 31, 2012 is the result of the adjustment of an overaccrual of legal expenses made in the fiscal quarter ended December 31, 2011 associated with a judgment against us. See also Note 5--Commitments and Contingencies.  Salaries and Fringe Benefits of $297,260 and $258,044 for the six months ended March 31, 2012 and 2011, respectively, include wages paid to and insurance benefits for our officers and employees.  Professional fees of $78,878 and $147,224 for the six months ended March 31, 2012 and  2011, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

We have reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board since we last issued financial statements as part of our Form 10-K/A filed on December 28, 2011 and have determined none of them would have a material effect on our consolidated financial statements upon adoption.

Note 2 — Concentrations

For the three months ended March 31, 2012 and 2011, we had revenues of $3,665 and $720, respectively.  Three customers accounted for all of our revenues for the three months ended March 31, 2012 and one customer accounted for all of our revenues for the three months ended March 31, 2011.  As of March 31, 2012 and 2011, $3,312 and $0 were due from our customers.  For the six months ended March 31, 2012 and 2011, we had revenues of $5,714 and $3,190, respectively.  Three customers accounted for all of our revenues for the six months ended March 31, 2012 and one customer accounted for all of our revenues for the six months ended March 31, 2011.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2012 and September 30, 2011, the note had an outstanding balance of $110,500.  The accrued interest on the note was $26,192 and $23,491 as of March 31, 2012 and September 30, 2011, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of March 31, 2012 and September 30, 2011, the note had an outstanding balance of $133,000.  The accrued interest on the note was $31,532 and $28,281 as of March 31, 2012 and September 30, 2011, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. On December 15, 2011, the parties agreed to extend the due date to December 4, 2012. As of March 31, 2012 and September 30, 2011, the note had an outstanding balance of $600,000. Accrued interest of $51,611 and $36,366 was outstanding as of March 31, 2012 and September 30, 2011, respectively.

Effective May 1, 2012, we entered into a lease with J.M. Land Co. for office space for our headquarters. J.M. Land Co. is owned by James Juliano, our Chairman. We pay monthly rent of $1,000, and the gas and electric utilities which have historically averaged approximately $1,000 per month.   See also Note 5—Commitments and Contingencies—Lease Agreements.

On January 2, 2012, we entered into a Sale and Leaseback Agreement with J.M. Land Co. where we raised cash by selling and leasing back our laboratory and computer equipment.  J.M. Land Co. is an entity owned by James Juliano, our Chairman. Our balance sheet reflected a liability of $13,185 as of March 31, 2012.

We paid $21,000 in director fees to our Chairman James Juliano for the six months ended March 31, 2012.  We did not pay any director fees to Mr. Juliano for the six months ended March 31, 2011.

Note 4 — Notes Payable

We had the following notes:

March 31, 2012	September 30, 2011

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $3.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission.  Accrued interest of $0 and $183,776 was outstanding as of March 31, 2012 and September 30, 2011, respectively.  Mr. Shaheen obtained a judgment on December 30, 2011 in the aggregate amount of $604,330 for this note and the note discussed below.
-	150,000

Mitchell Shaheen Note:  Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $2.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Accrued interest of $0 and $125,850 was outstanding as of March 31, 2012 and September 30, 2011, respectively. Mr. Shaheen obtained a judgment on December 30, 2011 in the aggregate amount of $604,330 for this note and the note discussed above.
-	100,000

$-	$250,000

Both of the notes payable in the foregoing table were in default as of September 30, 2011.  A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen which had the effect of converting the notes into the judgment. The judgment included amounts for principal, interest and attorney’s fees. Because the notes were converted into a judgment, they are no longer in default and the amount of the judgment is reflected on the March 31, 2012 balance sheet as “Judgment Payable”.  See Contingencies in Note 5 herein.

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

Our employment agreement with Robert G. Crockett, our CEO, expires on September 21, 2012. Mr. Crockett’s annual base salary during the six months ended March 31, 2012 was $200,000.  Effective January 1, 2012, Mr. Crockett’s salary was reduced to $140,000.  On April 22, 2011, Mr. Crockett received options to purchase 1.8 million shares of our common stock at a price of $.20 per share.  The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. As of March 31, 2012, Mr. Crockett had deferred $40,000 of his salary since May 2010 and is also owed $5,833 in upaid salary.

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

Contingencies.

A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen, one of our note holders, which had the effect of converting the notes into a judgment. As of March 31, 2012, our balance sheet includes $1,507 in Interest Payable accruing from the date of  this judgment.

Lease Commitments.

a.
We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,200 per month.  Rent expense for the three months ended March 31, 2012 and 2011 was $3,600 and $3,600, respectively. Rent expense for the six months ended March 31, 2012 and 2011 was $7,200 and $9,000, respectively.

b.
Effective May 1, 2012, we entered into a lease with J.M. Land Company for office space for our headquarters located in Warren, Michigan.  The lease was effective May 1, 2012 and expires on April 30, 2013.   Monthly rent is $1,000 and we pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month.  Rent and utilities expenses for the three months ended March 31, 2012 and 2011 totaled $7,484 and $3,255. Rent and utilities expenses for the six months ended March 31, 2012 and 2011 was $13,900 and $7,007, respectively.

Note 6 — Equity

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 100,000 shares of our stock at $10.00 per share.  On November 11, 2008, the exercise price of the warrants was changed to $4.50 per share.  The warrants vested on December 17, 2007. As of March 31, 2012, the remaining life of the warrants is 4.6 years.

On June 21, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $3.75 per share.  The warrants vested upon issuance. As of March 31, 2012, the remaining life of the warrants is 5.9 years.

On July 14, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $2.50 per share.  The warrants vested upon issuance.  As of March 31, 2012, the remaining life of the warrants is 5.9 years.

We issued  immediately vested warrants to Equity 11 in conjunction with Equity 11’s purchases of our convertible preferred stock to purchase 235,700 shares of our common stock at $3.75 per share.

On November 11, 2008, we issued warrants to purchase 400,000 shares of our common stock at $2.50 per share to Trimax. The warrants vested upon issuance.  The remaining life of the warrants is 6.6 years.

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

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of March 31, 2012, we had issued 872 of these convertible preferred securities. These shares were converted into 2,352,115 common shares on December 22, 2010.  Included in this converted shares figure were 200,000 common shares resulting from the issuance of 20 shares of convertible preferred stock on December 1, 2010 in lieu of cash dividends.  On June 1, 2011, we issued 10 shares of convertible preferred stock, Series B, in settlement of a partial dividend owing to Equity 11.

On September 30, 2009, Ecology Coatings, Inc. and Stromback Acquisition Corporation  (SAC), entered into a Securities Purchase Agreement for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  SAC is owned by Richard Stromback, a former member of our Board of Directors.  Until April 1, 2010, SAC had the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  SAC may convert the Convertible Preferred Shares into our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the OTCQB marketplace for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by SAC under a Registration Rights Agreement.  One investment of $240,000 was made under this agreement, on October 1, 2009. Per the terms of the agreement and at Mr. Stromback’s direction, we paid $120,000 to him on that date in settlement of past payables owed to him directly or to RJS Ventures, LLC, a company controlled by him.  As of March 31, 2012, we had issued 265 of these Preferred Series B shares. These shares are convertible into 285,823 of our common shares.

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

On January11, 2012, we sold 30 Convertible Preferred Shares, Series C, to Fairmount 5 for $30,000. These shares are convertible into 500,000 shares of our common stock.

On January27, 2012, we sold 50 Convertible Preferred Shares, Series C, to Fairmount 5 for $50,000. These shares are convertible into 833,334 shares of our common stock.

On February7, 2012, we sold 10 Convertible Preferred Shares, Series C, to Fairmount 5 for $10,000. These shares are convertible into 166,667 shares of our common stock.

On February 13, 2012, we sold 40 Convertible Preferred Shares, Series C, to Fairmount 5 for $40,000. These shares are convertible into 666,667 shares of our common stock.

On January11, 2012, we sold 30 Convertible Preferred Shares, Series C, to Fairmount 5 for $30,000. These shares are convertible into 500,000 shares of our common stock.

On February13, 2012, we sold 40 Convertible Preferred Shares, Series C, to Fairmount 5 for $40,000. These shares are convertible into 666,667 shares of our common stock.

On February 24, 2012, we sold 40 Convertible Preferred Shares, Series C, to Fairmount 5 for $40,000. These shares are convertible into 666,667 shares of our common stock.

On March16, 2012, we sold 25 Convertible Preferred Shares, Series C, to Fairmount 5 for $25,000. These shares are convertible into 416,667 shares of our common stock.

On March 21, 2012, we sold 30 Convertible Preferred Shares, Series C, to Fairmount 5 for $30,000. These shares are convertible into 500,000 shares of our common stock.

On March 28, 2012, we sold 20 Convertible Preferred Shares, Series C, to Fairmount 5 for $20,000. These shares are convertible into 333,334 shares of our common stock.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

Below is a table with shows information about outstanding options as of March 31, 2012:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2011	$.79	5,351,180	9.3
Exercisable	$1.40	2,588,180	9.0
Granted	$-	-
Exercised	$-	-
Forfeited	$.20	100,000	1.4
Outstanding as of March 31, 2012	$.79	5,251,180	8.8
Exercisable	$1.40	2,588,180	8.5

Outstanding options are subject to various vesting periods between June 26, 2007 and April 22, 2014.   The options expire on various dates between March 1, 2017 and April 22, 2021. Additionally, the options had no intrinsic value as of March 31, 2012 and September 30, 2011.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

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

Based upon the above assumptions and the weighted average $0.79 exercise price, the options outstanding at March 31, 2012 had a total unrecognized compensation cost of $218,197 which will be recognized over the remaining weighted average vesting period of 2.1 years. Option costs of $170,360 were recorded as an expense for the six months ended March 31, 2012, all of which was recorded as compensation expense.

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the six months ended March 31, 2012 and 2011, we incurred a net loss of $619,980 and  had net income of $58,793, respectively.  As of March 31, 2012 and September 30, 2011, we had accumulated deficits of $1,385,158 and $2,993,817, respectively, and negative cash flows. These factors, and negative cash flows, raise substantial doubt about the Company's ability to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  We will need to acquire immediate additional funding by June 2012 to continue our operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 9 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet. The following was noted for disclosure:

On April 10, 2012, we sold 30 Convertible Preferred Shares, Series C, to Fairmount 5 for $30,000. These shares are convertible into 500,000 shares of our common stock.

On April 26, 2012, we sold 60 Convertible Preferred Shares, Series C, to Fairmount 5 for $60,000. These shares are convertible into 1,000,000 shares of our common stock.

Effective May 1, 2012, we entered into a lease with J.M. Land Company for office space for our headquarters located in Warren, Michigan.  The lease was effective May 1, 2012 and expires on April 30, 2013.   Monthly rent is $1,000 and we pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Results

Six Months Ended March 31, 2012 and 2011

Revenues.  We generated $5,714 and $3,190 in revenues from product sales for the six months ended March 31, 2012 and March 31, 2011, respectively. Revenues for the 2012 period came from three customers and revenues for the 2011 period came from one customer.

Salaries and Benefits.  The increase of approximately $39,000 in such expenses for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 is the result of the increase in the salary of two officers effective May 15, 2011 and an increase in health care expense due to the addition of three new employees. This was partially offset by a reduction in the salaries of three officers effective January 1, 2012.

Professional Fees.  The decrease of approximately $68,000 in these expenses for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 is due to a reduction in legal fees associated with the counsel provided to our Board of Directors regarding our recapitalization. The recapitalization took place in February, 2011.

Other General and Administrative.  These expenses increased by approximately $125,000 for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Payroll and related expenses related to the hiring of three new employees in May 2011 and one additional employee in October 2011 of approximately $135,000 and $21,000 in fees paid to our chairman in the 2011 period were partially offset by salary reductions to three officers in the same period.

Operating Losses.   The increased operating loss of approximately $94,000 between the reporting periods is explained in the discussion above.

Income From Forgiveness of Payables and Debt. This income for the six months ended March 31, 2012 came from the conclusion of a settlement with one of our law firms with whom we have an ongoing working relationship as well as the settlement of a number of notes owed to related parties. The latter amounts were settled through the issuance of shares at a price of $.50 per share. Our stock was trading at $.06 per share at the time the shares were issued. This income for the six months ended March 31, 2011 stems from settlements reached with certain debt holders and vendors during that time period as well as the write off of certain payables that will not be paid due to non-performance by the vendors. The amount - $872,861 - is the difference between what was owed prior to the settlement and the amounts of the settlements paid.

Interest Expense. The decrease of approximately $58,000 for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 results from a decrease in average outstanding debt in the current period as well as the replacement of Mr. Shaheen’s notes payable by a judgment. Whereas the notes bore interest at 25% per annum, the judgment bears interest at approximately 1% per annum.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the six months ended March 31, 2012 and 2011 as we have fully reserved the asset until realization is more likely than not.

Net Loss.   The change from a net profit of $58,793 for the six months ended March 31, 2011 compared to net loss of $619,980 for the six months ended March 31, 2012 is explained in the foregoing discussions of the various expense categories as well as in the discussion of Income From Forgiveness of Payables and Debt.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the six months ended March 31, 2012 reflects the change in net loss position discussed above as well as by the increase in weighted average shares outstanding during the six months ended March 31, 2012. The net loss was further increased by preferred dividend – beneficial conversion. This is because our newly issued convertible preferred shares can be converted to common shares at $0.06 per share. On March 30, 2012, the closing price of our common shares was $0.081 per share.

 Three Months Ended March 31, 2012 and 2011

Revenues.   We generated $3,665 and $720 in revenues from product sales for the three months ended March 31, 2012 and March 31, 2011, respectively. Revenues for the 2012 period came from three customers and revenues for the 2011 period came from one customer.

Salaries and Benefits.  The increase of approximately $10,000 in such expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is the result of the increase in the salary of one officer effective May 15, 2011, and an increase in health care expense due to the addition of three new employees. This was partially offset by a reduction in the salaries of three officers effective January 1, 2012.

Professional Fees.  The decrease of approximately $131,000 in these expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is due to:

•
$18,500 in audit fees associated with the filing of our Form 10-K/A for the fiscal year ended September 30, 2011. For fiscal year 2011, the filing did not take place until January 12, 2011. Because of this, a portion of the audit billings were not received and recorded until after December 31, 2010.

•	$75,000 in legal billings in the 2011 time period associated with counsel provided to our Board of Directors in conjunction with our recapitalization.
•	An overaccrual of legal expenses associated with a judgment rendered against us in the fiscal quarter ended December 31, 2011 that was adjusted in the fiscal quarter ended March 31, 2012.

Other General and Administrative.  These expenses increased by approximately $126,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to payroll and related expenses related to the hiring of three new employees in May 2011, hiring one additional employee in October 201, an increase in options expense of approximately $80,000 in 2012 arising from options issued to officers and directors in April 2011, and $9,000 in fees paid to our chairman.

Operating Losses.   The increased operating loss of approximately $3,000 between the reporting periods is explained in the discussion above.

Income From Forgiveness of Payables and Debt. The income for the three months ended March 31, 2011 stems from settlements reached with certain debt holders and vendors during that time period as well as the write off of certain payables that will not be paid due to non-performance by the vendors. The amount - $872,861 - is the difference between what was owed prior to the settlement and the amounts of the settlements paid.

Interest Expense. The decrease of approximately $49,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 results from a decrease in average outstanding debt in the current period as well as the replacement of certain notes payable by a judgment. Whereas the notes bore interest at 25% per annum, the judgment bears interest at approximately 1% per annum.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the six months ended March 31, 2012 and 2011 as we have fully reserved the asset until realization is more likely than not.

Net Loss.   The change from a net profit of $482,734 for the thee months ended March 31, 2011 compared to net loss of $342,841 for the three months ended March 31, 2012 is explained in the foregoing discussions of the various expense categories as well as in the discussion of Income From Forgiveness of Payables and Debt.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended March 31, 2012 reflects the change in net loss position discussed above as well as by the increase in weighted average shares outstanding during the three months ended March 31, 2012. The net loss was further increased by preferred dividend – beneficial conversion. This is because our newly issued convertible preferred shares can be converted to common shares at $0.06 per share. On March 31, 2012, the closing price of our common shares was $0.081 per share.

Liquidity and Capital Resources

Cash as of March 31, 2012 and September 30, 2011 totaled $0 and $71,784, respectively.  The decrease reflects cash used in operations of $582,315 and cash used to purchase fixed and intangible assets of $17,654.  This usage was offset by the issuance of $515,000 in convertible preferred stock and the issuance of $13,185 in debt.

We are a company that has failed to generate significant revenues as yet and have incurred an accumulated deficit of $29,773,067.  Approximately $18,260,000 of this amount is due to non-cash items, including options expense, the issuance of warrants, preferred stock dividends paid with preferred stock, beneficial conversion provisions associated with issuances of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  We have received an unqualified audit report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2012, we were in default on approximately $243,500 in principal of short term debt, plus $57,724 in accrued interest.  In addition, on December 30, 2011, Mr. Shaheen’s motion for summary judgment was granted and a judgment in the amount of $604,330 was entered against us in the Shaheen v. Ecology Coatings, Inc. litigation.

Historically, we have financed our operations primarily through the issuance of debt and the sale of equity securities.  On February 28, 2011, we entered into agreements with Fairmount Five ($2,400,000) and John Bonner ($120,000) to sell them our Convertible Preferred Shares, Series C.  As of May 1, 2012, we have sold $2,470,000 of such Series C shares leaving an additional $50,000 to sell to Fairmount Five in fiscal year 2012.

Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise immediate additional funds by June 2012 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.  If we are unable to raise additional capital by that date, we may be forced to curtail our operations or seek bankruptcy protection.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act:”) as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 2, 2010, Mitchell Shaheen filed suit against us in the U.S. District Court for the Eastern District of Michigan for amounts owed under promissory notes issued to him in the principal amount of $250,000 and interest at the rate of 25%.  On December 30, 2011, Mr. Shaheen’s motion for summary judgment was granted and a judgment in the amount of $604,330 was entered against us.  We have not appealed the judgment and are engaging in discussions with Mr. Shaheen to satisfy the judgment.

ITEM 1A. RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent the known material risks that we believe could cause our business results to differ from the statements contained herein.

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue.  We had an accumulated deficit of $29,774,064 as of March 31, 2012. Approximately $18,260,000 of this amount was due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, preferred stock dividends, and stock issued to pay for services, payables, and debt extensions.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied primarily on additional investment from Fairmount Five, LLC (“Fairmount Five”), Equity 11, Ltd. (“Equity 11”),  Stromback Acquisition Corporation (“SAC”) and John Bonner as well as small amounts of debt.  The Equity 11 and SAC investment agreements are no longer effective. We have an agreement in place with Fairmount Five, LLC (“Fairmount Five”) for investment of $2,400,000. As of May 1, 2012, we only had $50,000 left of the Fairmount Five financing. We will need to raise immediate additional capital by June 2012 to continue to fund our operations.  If we are unable to raise additional capital by June 2012, we will be forced to curtail our operations or seek bankruptcy protection.

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

We need immediate additional financing by June 2012 to continue our operations.

As of March 31, 2012, we were in default on approximately $243,500 in principal of short term debt, plus $57,724 in accrued interest.  In addition, on December 30, 2011, Mr. Shaheen’s motion for summary judgment was granted and a judgment in the amount of $604,330 was entered against us in the Shaheen v. Ecology Coatings, Inc. litigation.  Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise additional funds by June 2012 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.

During our last fiscal year ended September 30, 2011, we relied on the sale of convertible preferred securities and the issuance of debt to fund our operations.  We raised $270,000 from the sale of Convertible Preferred Series C shares during the quarter ended March 31, 2012.   After May 1, 2012, we had only $50,000 in additional funds available to us under our investment agreement with Fairmount Five.  At our current rate of cash use, such funds will last only until the end of May 2012.  If we are unable to raise additional capital by June 2012, we will be forced to curtail our operations or seek bankruptcy protection.

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

Our target markets are characterized by new products and rapid technological change

The target markets for our products are characterized by rapidly changing technology and frequent new product introductions.  Our success will depend on our ability to enhance our planned technologies and products and to introduce new products and technologies to meet changing customer requirements.  Subject to our obtaining additional funding, we intend to devote significant resources toward the development of our solutions.  We are not certain that we will successfully complete the development of these technologies and related products in a timely fashion or that our current or future products will satisfy the needs of the coatings market.   We do not know if technologies developed by others will adversely affect our competitive position or render our products or technologies non-competitive or obsolete.

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

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During the quarter ended March 31, 2012, our low and high market prices of the closing prices of our common stock were $0.0722 per share (January 9, 2012) and $.13 per share (February 13, 2012).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholders to sell our common stock.

Control by key stockholders

As of March 31, 2012, Fairmount Five, Richard D. Stromback, Douglas Stromback, Deanna Stromback, Sally J.W. Ramsey, Fairmount Five and Equity 11 held shares representing approximately 89% of our outstanding shares.  In addition, pursuant to the investment agreement we entered into with Fairmount Five, Fairmount Five has the right to appoint two of the seven members of our Board of Directors.  Additionally, Fairmount Five has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

The issuance and exercise of additional options, warrants, and convertible securities and/or certain investments may dilute the ownership interest of our stockholders

As of March 31, 2012, we had outstanding options to purchase 5,251,180 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of March 31, 2012, we had outstanding warrants to purchase 820,580 shares of our common stock. As of March 31, 2012, Fairmount Five, Equity 11, and SAC purchased Preferred Series C, Preferred Series A, and Preferred Series B shares respectively and have been issued additional Preferred Series B and C as dividends that are convertible into 35,320,546 common shares.

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

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The issuance of common stock and preferred stock can be authorized by our Board of Directors without stockholder approval which will dilute the ownership interests of our stockholders.  Such dilution is likely since we need to secure additional funds by June 2012 to continue operations.

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

Short Selling may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  On some trading days during the quarter ended March 31, 2012, no shares of our stock were sold.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the three months ended March 31, 2012.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.  See also Note 6 – Equity – to our financial statements for a discussion of unregistered securities sold to Fairmount Five.

Item 3. Defaults Upon Senior Securities

As of March 31, 2012, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on March 31, 2012

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$164,532

Deanna Stromback	December 15, 2003	$13,692

Item 4. Mine Safety Disclosures

None.

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

3.1	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Extension of Salpietra Promissory Note dated December 4, 2011(3)

10.2	BASF License Agreement.(4)

10.3**	Employment Agreement with Sally J.W. Ramsey dated December 22, 2011.(5)

10.4*	Lease Agreement with J.M. Land Company effective May 1, 2012.

101*
The following financial information from the Ecology Coatings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) CONSOLIDATED BALANCE SHEETS – ASSETS; (ii) CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT); (iii) CONSOLIDATED STATEMENTS OF OPERATIONS; (iv) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT); (v) CONSOLIDATED STATEMENTS OF CASH FLOWS; and (vi) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

Date:	May 15, 2012	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ Robert G. Crockett
Robert G. Crockett
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)