Form 10-Q
period 2012-08-13
ECOLOGY COATINGS, INC.
filed 2012-08-14
CIK 1173313

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 30, 2012, the number of shares of common stock of the registrant outstanding was 54,539,814 and the number of shares of convertible preferred stock outstanding was 271.

ECOLOGY COATINGS, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2012

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
ASSETS
	June 30, 2012	September 30, 2011

Current assets
Cash	$62,875	$71,784
Prepaid expenses	52,854	30,137

Total current assets	115,729	101,921

Property and equipment
Computer equipment	32,000	31,650
Furniture and fixtures	22,803	22,803
Test and laboratory equipment	40,598	40,598
Signs	213	213
Software	6,057	6,057
Video	48,177	48,177
Total property and equipment	149,848	149,498
Less: accumulated depreciation	(99,887)	(89,837)

Property and equipment, net	49,961	59,661

Other
Patents-net	202,630	198,915
Trademarks-net	9,334	8,899

Total other assets	211,964	207,814

Total Assets	$377,654	$369,396

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
	June 30, 201	2	September 30, 2011

Current liabilities
Accounts payable	24,786		27,945
Credit card payable	5,523		-
Accrued liabilities	45,833		217,952
Interest payable	125,804		405,274
Notes payable	-		250,000
Judgment payable	604,330
Notes payable - related party	1,020,093		900,332
Preferred dividends payable	1,116		31,566
Total current liabilities	1,827,485		1,833,069

Commitments and Contingencies (Note 5)

Stockholders' (deficit)
Preferred stock - 10,000,000 $.001 par value shares authorized; 271 and 1,938 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	1		7
Common stock - 90,000,000 $.001 par value shares authorized; 54,539,814 and 14,158,506 issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	54,540		14,159
Additional paid-in capital	28,615,490		27,296,580
Accumulated deficit	(30,119,862)		(28,774,419)

Total stockholders' (deficit)	(1,449,831)		(1,463,673)

Total liabilities and stockholders'
(Deficit)	$377,654		$369,396

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$ -	$ -	$5,714	$ 3,190

Salaries and fringe benefits	115,981	144,597	413,006	409,216
Professional fees	19,161	49,438	98,039	192,462
Other general and administrative costs	110,305	579,320	529,647	871,760
Total general and administrative expenses	245,447	773,355	1,040,692	1,473,438

Operating loss	(245,447)	(773,355)	(1,034,978)	(1,470,248)

Other income (expense)
Income from forgiveness of payables and debt	-	-	228,802	872,861
Other income	-	500	-	1,268
Interest expense	(13,499)	(42,557)	(72,750)	(160,498)
Total other income (expenses) - net	(13,499)	(42,057)	156,052	713,631

Net loss	(258,946)	(815,412)	(878,926)	(756,617)

Preferred dividend – beneficial
conversion	(63,333)	(333,334)	(395,000)	(1,498,334)
Preferred dividends – stock dividends	(32,516)	(20,104)	(79,518)	(68,128)

Net loss available to common shareholders	$(354,795)	$(1,168,850)	$(1,353,444)	$(2,323,079)

Basic and diluted net loss per share	$(0.01)	$(0.11)	$(0.07)	$(0.25)

Basic and diluted weighted average
shares outstanding	28,927,903	10,658,506	20,450,211	9,248,566

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	nine months ended	nine months ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net loss	$(878,926)	$(756,617)
Adjustments to reconcile net loss
to net cash used in operating activities:
Income from forgiveness of payables and debt	(228,802)	(872,861)
Depreciation and amortization	224,375	25,627
Option expense	196,121	641,614
Issuance of stock for payables, services	11,195	114,500
Changes in Asset and Liabilities
Prepaid expenses	(22,718)	(15,993)

Accounts payable	(3,159)	(540,662)
Accrued liabilities	5,833	171,837
Credit card payable	5,523	(22,719)
Judgment payable	354,330
Interest payable	(284,729)	(37,335)

Net cash used in operating activities	(820,956)	(1,292,609)
INVESTING ACTIVITIES
Purchase of property and equipment	(350)	(32,817)
Investment in patents and trademarks	(19,196)	(4,940)
Net cash used in investing activities	(19,546)	(37,757)
FINANCING ACTIVITIES
Repayment of debt	-	(236,103)
Proceeds from issuance of debt	176,593	292,000
Proceeds from issuance of convertible preferred stock	655,000	1,345,000
Net cash provided by financing activities	831,593	1,400,897

Net Change in Cash and Cash Equivalents	(8,909)	70,531

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	71,784	2,814
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$62,875	$ 73,346

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	nine months ended	nine months ended
	June 30, 2012	June 30, 2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest paid	$160	$ 193,897

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND SEPTEMBER 30, 2011

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

Our operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012 or for any other period.

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

Income from Forgiveness of Payables and Debt.   Income from the forgiveness of payables and/or debt is recognized when all of the conditions associated with the forgiveness have been met. During the three  months ended June 30, 2012 and 2011, we recognized no income from forgiveness of payables and debt. In the nine months ended June 30, 2012 and 2011, we recognized $228,802 and $872,861, respectively, in income from the forgiveness of payables and debt.

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented was included in the computation of diluted loss per share as they were anti-dilutive.  As of June 30, 2012 and September 30, 2011, there were 5,243,807 and 34,795,261 potentially dilutive shares outstanding, respectively.

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

Patents.   It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it is amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of June 30, 2012 and are being amortized over 8 years.

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

Expense Categories.  Salaries and Fringe Benefits of $115,981 and $144,597 for the three months ended June 30, 2012 and 2011, respectively, include wages paid to and insurance benefits for our officers.  Professional fees of $19,161 and $49,438 for the three months ended June 30, 2012 and 2011, respectively, include amounts paid to attorneys, accountants, and consultants, as well as any stock based compensation expense for those services.    Salaries and Fringe Benefits of $413,006 and $409,216 for the nine months ended June 30, 2012 and 2011, respectively, include wages paid to and insurance benefits for our officers and employees.  Professional fees of $98,039 and $192,462 for the nine months ended June 30, 2012 and 2011, respectively, include amounts paid to attorneys, accountants, and consultants, as well as the stock based compensation expense for those services.

Recent Accounting Pronouncements

We have reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board since we last issued financial statements as part of our Form 10-K/A filed on December 28, 2011 and have determined none of them would have a material effect on our consolidated financial statements upon adoption.

Note 2 — Concentrations

For the three months ended June 30, 2012 and 2011, we had  no revenues.  For the nine months ended June 30, 2012 and 2011, we had revenues of $5,714 and $3,190, respectively.  Three customers accounted for all of our revenues for the nine months ended June 30, 2012 and one customer accounted for all of our revenues for the nine months ended June 30, 2011.   No amounts were owing from any customers as of June 30, 2012 and September 30, 2011.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2012 and September 30, 2011, the note had an outstanding balance of $110,500.  The accrued interest on the note was $27,555 and $23,491 as of June 30, 2012 and September 30, 2011, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of June 30, 2012 and September 30, 2011, the note had an outstanding balance of $133,000.  The accrued interest on the note was $33,173 and $28,281 as of June 30, 2012 and September 30, 2011, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. On December 15, 2011, the parties agreed to extend the due date to December 4, 2012. As of June 30, 2012 and September 30, 2011, the note had an outstanding balance of $600,000.  Accrued interest of $59,328 and $36,366 was outstanding as of June 30, 2012 and September 30, 2011, respectively. On June 26, 2012, we issued a note for $40,000 to Mr. Salpietra. The note bears interest at 5% per annum, is unsecured, and matures on September, 26, 2012. Accrued interest of $27 was owing as of June 30, 2012.Additionally, on June 28, 2012, we issued a note for $100,000 to Mr. Salpietra. The note bears interest at 5% per annum, is unsecured, and matures on September, 28, 2012 Accrued interest of $41 was owing as of June 30, 2012.

Effective May 1, 2012, we entered into a lease with J.M. Land Co. for office space for our headquarters. J.M. Land Co. is an entity owned by James Juliano, our Chairman. We pay monthly rent of $1,000, and the gas and electric utilities which have historically averaged approximately $1,000 per month.   See also Note 5—Commitments and Contingencies—Lease Agreements.

On January 2, 2012, we entered into a Sale and Leaseback Agreement with J.M. Land Co. where we raised cash by selling and leasing back our laboratory and computer equipment.  Our balance sheet reflected a liability of $6,592 as of June 30, 2012.

On June 12, 2012, we issued a note for $30,000 to Omega Development Corporation, an entity owned by James Juliano. The note bears interest at 5% per annum, is unsecured, and matures on September, 12, 2012. Accrued interest of $78 was owed as of June 30, 2012.

We paid $27,000 in director fees to our Chairman James Juliano for the nine months ended June 30, 2012.  We paid $8,000 in director fees to Mr. Juliano for the nine months ended June 30, 2011.

Note 4 — Notes Payable

We had the following notes:

June 30, 2012	September 30, 2011

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

Both of the notes payable in the foregoing table were in default as of September 30, 2011.  A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen which had the effect of converting the notes into the judgment. The judgment included amounts for principal, interest and attorney’s fees. Because the notes were converted into a judgment, they are no longer in default and the amount of the judgment is reflected on the June 30, 2012 balance sheet as “Judgment Payable”.  Accrued interest of $3,027 was owing on the judgment as of June 20, 2012. See Contingencies in Note 5 herein.

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

Contingencies.

A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen, one of our note holders, which had the effect of converting the notes into a judgment. As of June 30, 2012, our balance sheet includes $3,027 in Interest Payable accruing from the date of this judgment.

Lease Commitments.

a.
We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,200 per month.  Rent expense for the three months ended June 30, 2012 and 2011 was $3,600 and $3,600, respectively. Rent expense for the nine months ended June 30, 2012 and 2011 was $10,800 and $15,000, respectively.

b.
Effective May 1, 2012, we entered into a lease with J.M. Land Company for office space for our headquarters located in Warren, Michigan.  The lease was effective May 1, 2012 and expires on April 30, 2013.   Monthly rent is $1,000 and we pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month.  Rent and utilities expenses for the three months ended June 30, 2012 and 2011 totaled $5,674 and $5,431. Rent and utilities expenses for the nine months ended June 30, 2012 and 2011 were $19,574 and $12,438, respectively.

Note 6 — Equity

Warrants.  On December 16, 2006, we issued warrants to Trimax, LLC to purchase 100,000 shares of our stock at $10.00 per share.  On November 11, 2008, the exercise price of the warrants was changed to $4.50 per share.  The warrants vested on December 17, 2007. As of June 30, 2012, the remaining life of the warrants is 4.3 years.

On June 21, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $3.75 per share.  The warrants vested upon issuance. As of June 30, 2012, the remaining life of the warrants is 5.6 years.

On July 14, 2008, we issued warrants to Mitchell Shaheen to purchase 20,000 shares of our common stock at $2.50 per share.  The warrants vested upon issuance.  As of June 30, 2012, the remaining life of the warrants is 5.6 years.

We issued  immediately vested warrants to Equity 11 in conjunction with Equity 11’s purchases of our convertible preferred stock to purchase 235,700 shares of our common stock at $3.75 per share.

On November 11, 2008, we issued warrants to purchase 400,000 shares of our common stock at $2.50 per share to Trimax. The warrants vested upon issuance.  The remaining life of the warrants as of June 30, 20122 was 6.3 years.

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

On May 15, 2009, we entered into an agreement with Equity 11 to issue convertible preferred securities at $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investor into shares of our common stock at a price equal to 20% of the average closing price of our common shares for the five trading days immediately preceding the date of issuance. The preferred securities carry “as converted” voting rights.  As of June 30, 2012, we had issued 872 of these convertible preferred securities. These shares were converted into 2,352,115 common shares on December 22, 2010.  Included in this converted shares figure were 200,000 common shares resulting from the issuance of 20 shares of convertible preferred stock on December 1, 2010 in lieu of cash dividends.  On June 1, 2011, we issued 10 shares of convertible preferred stock, Series B, in settlement of a partial dividend owing to Equity 11.

On September 30, 2009, Ecology Coatings, Inc. and Stromback Acquisition Corporation  (SAC), entered into a Securities Purchase Agreement for the issuance and sale of our 5.0% Cumulative Convertible Preferred Shares, Series B at a purchase price of $1,000 per share.  SAC is owned by Richard Stromback, a former member of our Board of Directors.  Until April 1, 2010, SAC had the right to purchase up to 3,000 Convertible Preferred Shares.  The Convertible Preferred Shares have a liquidation preference of $1,000 per share.  SAC may convert the Convertible Preferred Shares into our common stock at a conversion price that is seventy seven percent (77%) of the average closing price of our common stock on the OTCQB marketplace for the five trading days prior to each investment.  The Convertible Preferred Shares will pay cumulative cash dividends at a rate of 5% per annum, subject to declaration by our Board of Directors, on December 1 and June 1 of each year.  We have agreed to provide piggyback registration rights for common stock converted by SAC under a Registration Rights Agreement.  One investment of $240,000 was made under this agreement, on October 1, 2009. Per the terms of the agreement and at Mr. Stromback’s direction, we paid $120,000 to him on that date in settlement of past payables owed to him directly or to RJS Ventures, LLC, a company controlled by him.  As of June 30, 2012, we had issued 271 of these Preferred Series B shares. These shares are convertible into 372,048 of our common shares.

In the event of a voluntary or involuntary dissolution, liquidation or winding up, SAC will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares ($1,000 per share), plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock.

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

On March 9, 2011 and March 11, 2011, respectively, we entered into agreements with Fairmount Five, LLC and John Bonner to sell a minimum of an aggregate of 2,520 of our 5.0% Cumulative Convertible Preferred Shares, Series C at a purchase price of $1,000 per share. The securities accrue cumulative dividends at 5% per annum and the entire amount then outstanding is convertible at the option of the investors into shares of our common stock at $.06 per share.  The preferred securities carry “as converted” voting rights. In the event of a voluntary or involuntary dissolution, liquidation or winding up, the holders of these shares will be entitled to be paid a liquidation preference equal to the stated value of the convertible preferred shares ($1,000 per share), plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of our common stock. The initial closing of the sale of our Convertible Preferred Shares occurred on March 9, 2011. Fairmount Five acquired 1,045 Convertible Preferred Shares at an aggregate purchase price of $1,045,000. We retired promissory notes issued to members of Fairmount Five as part of this transaction – a promissory note in the amount of $100,000 and the accrued interest that we had previously issued on December 22, 2010 to James Juliano and a promissory note for $120,000 and the accrued interest that we had previously issued on February 14, 2011 to John M. (“Pete”) Salpietra.

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

On January 11, 2012, we sold 30 Convertible Preferred Shares, Series C, to Fairmount 5 for $30,000. These shares are convertible into 500,000 shares of our common stock.

On January 27, 2012, we sold 50 Convertible Preferred Shares, Series C, to Fairmount 5 for $50,000. These shares are convertible into 833,334 shares of our common stock.

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

On March 16, 2012, we sold 25 Convertible Preferred Shares, Series C, to Fairmount 5 for $25,000. These shares are convertible into 416,667 shares of our common stock.

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

On May 4, 2012, we sold 30 Convertible Preferred Shares, Series C, to Fairmount 5 for $30,000. These shares are convertible into 500,000 shares of our common stock.

On May 29, 2012, we sold 20 Convertible Preferred Shares, Series C, to Fairmount 5 for $20,000. These shares are convertible into 333,334 shares of our common stock.

On June 1, 2012, Fairmount Five converted the balance of its Convertible Preferred Shares, Series C, into 38,207,932 shares of our common stock.

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

The vesting terms are set by the Board of Directors. All options expire 10 years after issuance.

Below is a table with shows information about outstanding options as of June 30, 2012:

	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average (Remaining) Contractual Term
Outstanding as of September 30, 2011	$.79	5,351,180	9.3
Exercisable	$1.40	2,588,180	9.0
Granted	-	-
Exercised	-	-
Forfeited	$.20	1,300,000	8.5
Outstanding as of June 30, 2012	$.98	4,051,180	8.5
Exercisable	$1.09	3,479,514	8.4

Outstanding options are subject to various vesting periods between June 26, 2007 and April 22, 2014.   The options expire on various dates between March 1, 2017 and April 22, 2021. Additionally, the options had no intrinsic value as of March 31, 2012 and September 30, 2011.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  No options have been issued thus far in fiscal year 2012.   The following assumptions were used for options issued in for 2011:
2011
Dividend	None
Expected volatility	260%
Risk free interest rate	1.03%
Expected life	3 years

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

Based upon the above assumptions and the weighted average $0.79 exercise price, the options outstanding at June 30, 2012 had a total unrecognized compensation cost of $47,020 which will be recognized over the remaining weighted average vesting period of 1 year. Option costs of $196,121 were recorded as an expense for the nine months ended June 30, 2012, all of which was recorded as compensation expense.

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the nine months ended June 30, 2012 and 2011, we incurred net losses of $878,976 and $756,617, respectively.  As of June 30, 2012 and September 30, 2011, we had accumulated deficits of $1,449,831 and $2,993,817, respectively, and negative cash flows. These factors, and negative cash flows, raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish profitable operations.  We have financed operations primarily through the issuance of equity securities and debt and through some limited operating revenues.  Until we are able to generate positive operating cash flows, additional funds will be required to support our operations.  We will need to acquire immediate additional funding by September 2012 to continue our operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 9 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet and have nothing to report.

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

Operating Results

Nine Months Ended June 30, 2012 and 2011

Revenues.  We generated $5,714 and $3,190 in revenues from product sales for the nine months ended June 30, 2012 and June 30, 2011, respectively. Revenues for the 2012 period came from three customers and revenues for the 2011 period came from one customer.

Salaries and Benefits.  The increase of approximately $4,000 in such expenses for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 is the result of the increase in the salary of two officers effective May 15, 2011 and an increase in health care expense due to the addition of three new employees. This was partially offset by a reduction in the salaries of three officers effective January 1, 2012 and the resignation of our CEO in May 2012.

Professional Fees.  The decrease of approximately $94,000 in these expenses for the nine months ended June 30, 2012 compared to the nine months ended nine 30, 2011 is due to a reduction in legal fees associated with the counsel provided to our Board of Directors regarding our recapitalization (in February 2011) as well as a reduction in accounting fees due to a change in independent auditors.

Other General and Administrative.  These expenses decreased by approximately $342,000 for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. This was due primarily to the expensing of $445,000 in options granted to Sally Ramsey in the 2011 time period. This decrease was partially offset by salary and benefits paid to three employees who were hired in May 2011, one employee hired in October, 2011. One of these employees was terminated and another resigned in March 2012

Operating Losses.   The decreased operating loss of approximately $335,000 between the reporting periods is explained in the discussion above.

Income From Forgiveness of Payables and Debt. This income--$228,802-- for the nine months ended June 30, 2012 came from the conclusion of a settlement with one of our law firms with whom we have an ongoing working relationship as well as the settlement of a number of notes owed to related parties. The latter amounts were settled through the issuance of shares at a price of $.50 per share. Our stock was trading at $.06 per share at the time the shares were issued. This income for the nine months ended June 30, 2011 stems from settlements reached with certain debt holders and vendors during that time period as well as the write off of certain payables that will not be paid due to non-performance by the vendors. The amount - $872,861 - is the difference between what was owed prior to the settlement and the amounts of the settlements paid.

Interest Expense. The decrease of approximately $88,000 for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 results from a decrease in average outstanding debt in the current period as well as the replacement of Mr. Shaheen’s notes payable by a judgment. Whereas the notes bore interest at 25% per annum, the judgment bears interest at approximately 1% per annum.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the nine months ended June 30, 2012 and 2011 as we have fully reserved the asset until realization is more likely than not.

Net Loss.   The increase in the net loss of approximately $132,000 for the nine months ended June 30, 2011 compared the nine months ended June 30, 2012 is explained in the foregoing discussions of the various expense categories as well as in the discussion of Income From Forgiveness of Payables and Debt.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the nine months ended June 30, 2012 reflects the change in net loss position discussed above as well as by the increase in weighted average shares outstanding during the six months ended June 30, 2012. The net loss was further increased by preferred dividend – beneficial conversion. This is because our newly issued convertible preferred shares can be converted to common shares at $0.06 per share. On June 30, 2012, the closing price of our common shares was $0.06 per share.

 Three Months Ended June 30, 2012 and 2011

Revenues.   We generated no revenue from product sales for the three months ended June 30, 2012 and June 30, 2011.

Salaries and Benefits.  The decrease of approximately $30,000 in such expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is the result of the decrease in the salary of three of our officers effective January, 1, 2012 and the resignation of our CEO on May 15, 2012. These savings were partially offset by an increase in health care expense due to the addition of three new employees in May of 2011.

Professional Fees.  The decrease of approximately $30,000 in these expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is due to reduced accounting fees and reduced investor relations fees.

Other General and Administrative.  These expenses increased by approximately $469,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due primarily to the expensing of $445,000 in options granted to Sally Ramsey in the 2011 time period. This decrease was partially offset by salary and benefits paid to three employees who were hired in May 2011. One of these employees was terminated and another resigned in March 2012.

Operating Losses.   The reduction in operating loss of approximately $528,000 between the reporting periods is explained in the discussion above.

Interest Expense. The decrease of approximately $29,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 results from a decrease in average outstanding debt in the current period as well as the replacement of certain notes payable by a judgment. Whereas the notes bore interest at 25% per annum, the judgment bears interest at approximately 1% per annum.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended June 30, 2012 and 2011 as we have fully reserved the asset until realization is more likely than not.

Net Loss.   The reduction in net loss of approximately $557,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the three months ended June 30, 2012 reflects the change in net loss position discussed above as well as by the increase in weighted average shares outstanding during the three months ended June 30, 2012. The net loss was further increased by preferred dividend – beneficial conversion. This is because our newly issued convertible preferred shares can be converted to common shares at $0.06 per share. On June 30, 2012, the closing price of our common shares was $0.06 per share.

Liquidity and Capital Resources

Cash as of June 30, 2012 and September 30, 2011 totaled $62,875 and $71,784, respectively.  The decrease reflects cash used in operations of $820,956 and cash used to purchase fixed and intangible assets of $19,546.  This usage was offset by the issuance of $665,000 in convertible preferred stock and the issuance of $176,593 in debt.

We are a company that has failed to generate significant revenues as yet and have incurred an accumulated deficit of $30,119,862.  Approximately $18,380,000 of this amount is due to non-cash items, including options expense, the issuance of warrants, preferred stock dividends paid with preferred stock, beneficial conversion provisions associated with issuances of preferred stock and certain debt, and stock issued to pay for services, payables, and debt extensions.  We have incurred losses primarily as a result of general and administrative expenses, salaries and benefits, professional fees, and interest expense.  Since our inception, we have generated very little revenue.  We have received an unqualified audit report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2012, we were in default on approximately $243,500 in principal of short term debt, plus $60,728 in accrued interest.  In addition, on December 30, 2011, Mr. Shaheen’s motion for summary judgment was granted and a judgment in the amount of $604,330 was entered against us in the Shaheen v. Ecology Coatings, Inc. litigation.

Historically, we have financed our operations primarily through the issuance of debt and the sale of equity securities.  On February 28, 2011, we entered into agreements with Fairmount Five ($2,400,000) and John Bonner ($120,000) to sell them our Convertible Preferred Shares, Series C.  As of June 1, 2012, we have sold $2,520,000 of such Series C shares.  As of August 1, 2012, we had not secured any commitments for additional financing.

Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise immediate additional funds by September 2012 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.  If we are unable to raise additional capital by that date, we may be forced to curtail our operations or seek bankruptcy protection.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2012, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have generated minimal revenue and have a history of significant operating losses

We are a company that has failed to generate significant revenue.  We had an accumulated deficit of $30,119,862 as of June 30, 2012. Approximately $18,380,000 of this amount was due to non-cash items, including options expense, the issuance of warrants, beneficial conversion provisions associated with issuance of preferred stock and certain debt, preferred stock dividends, and stock issued to pay for services, payables, and debt extensions.  We have a limited operating history upon which investors may rely to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to generate more significant revenue.  We have generated nominal revenue to date and have incurred significant operating losses.  Our operating losses have resulted principally from costs incurred in connection with our capital raising efforts and becoming a public company through a merger, promotion of our products, and from salaries and general and administrative costs.  We have maintained minimal cash reserves since October 2008 and have relied primarily on additional investment from Fairmount Five, LLC (“Fairmount Five”), Equity 11, Ltd. (“Equity 11”), Stromback Acquisition Corporation (“SAC”) and John Bonner as well as small amounts of debt.  The Equity 11 and SAC investment agreements are no longer effective. We had an agreement in place with Fairmount Five, LLC (“Fairmount Five”) for investment of $2,400,000 which Fairmount Five has fulfilled. We will need to raise immediate additional capital by September 2012 to continue to fund our operations.  If we are unable to raise additional capital by September 2012, we will be forced to curtail our operations or seek bankruptcy protection.

We have entered the emerging business of cleantech coatings, which carries significant developmental and commercial risk

We have expended in excess of $1,500,000 to develop our EcoBloc™ enabled and other products.  Assuming we can raise additional funds, we expect to continue expending significant sums in pursuit of further development of our technology. Such research and development involves a high degree of risk as to whether a commercially viable product will result.

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

We need immediate additional financing by September 2012 to continue our operations.

As of June 30, 2012, we were in default on approximately $243,500 in principal of short term debt, plus $60,728 in accrued interest.  In addition, on December 30, 2011, Mr. Shaheen’s motion for summary judgment was granted and a judgment in the amount of $604,330 was entered against us in the Shaheen v. Ecology Coatings, Inc. litigation.  Our past capital raising activities have not been sufficient to fund our working capital, operational and debt requirements and we will need to raise additional funds by September 2012 through private or public financings to continue our operations. Such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources.

During our last fiscal year ended September 30, 2011, we relied on the sale of convertible preferred securities and the issuance of debt to fund our operations.  We raised $140,000 from the sale of Convertible Preferred Series C shares and $170,000 through the issuance of notes to two of our shareholder during the quarter ended June 30, 2012.   Fairmount Five has fulfilled its funding commitment to us and we have not yet secured additional funding commitments.  If we are unable to raise additional capital by September 2012, we will be forced to curtail our operations or seek bankruptcy protection.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers.  The loss of the services of our executive officers could have a material adverse effect on our business and prospects.  We cannot be certain that we will be able to retain the services of such individuals in the future.  Our research and development efforts are dependent upon a single executive, Sally Ramsey, with whom we have entered into an employment agreement which will expire on December 31, 2014.   Our success will be dependent upon our ability to hire and retain qualified technical, research, management, sales, marketing, operations, and financial personnel.  We compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, we cannot be certain that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

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

We have very limited marketing capability

We have very limited marketing capabilities and resources.   We will have to undertake significant efforts and expenditures to create awareness of, and demand for, our technology and products.  Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to establish strategic marketing arrangements with OEMs and suppliers.  We cannot be certain that we will be able to enter into any such arrangements or if entered into that they will be successful.  Our failure to successfully develop our marketing capabilities, both internally and through third-party alliances, would have a material adverse effect on our business, operating results and financial condition.  Even if developed, such marketing capabilities may not lead to sales of our technologies and products.

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

Our stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares may make it difficult for our investors to sell our common stock for a positive return on investment

The public market for our common stock has historically been very volatile. During the quarter ended June 30, 2012, our low and high market prices of the closing prices of our common stock were $0.06 per share (June 29, 2012) and $.15 per share (May 1, 2012).  Any future market prices for our shares are likely to continue to be very volatile. This price volatility may make it more difficult for our shareholders to sell our shares when desired.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the volume of our traded shares and the market for our common stock is very limited.  During the past year, there have been several days where no shares of our stock have traded.  A larger market for our shares may never develop or be maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it very difficult for our shareholders to sell our common stock.

Control by key stockholders

As of June 30, 2012, Fairmount Five, Richard D. Stromback, Douglas Stromback, Deanna Stromback, Sally J.W. Ramsey, Fairmount Five and Equity 11 held shares representing approximately 89% of our outstanding shares.  In addition, pursuant to the investment agreement we entered into with Fairmount Five, Fairmount Five has the right to appoint two of the seven members of our Board of Directors.  Additionally, Fairmount Five has the right to appoint our Chief Executive Officer.  The stock ownership and governance rights of such parties constitute effective voting control over all matters requiring stockholder approval.  These voting and other control rights mean that our other stockholders will have only limited rights to participate in our management.  The rights of our controlling stockholders may also have the effect of delaying or preventing a change in our control and may otherwise decrease the value of the shares and voting securities owned by other stockholders.

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

The issuance and exercise of additional options, warrants, and convertible securities and/or certain investments may dilute the ownership interest of our stockholders

As of June 30, 2012, we had outstanding options to purchase 4,051,180 shares of our common stock under our 2007 Stock Option and Restricted Stock Plan (the “2007 Plan).  As of June 30, 2012, we had outstanding warrants to purchase 820,580 shares of our common stock. As of June 30, 2012, SAC purchased Preferred Series B shares and has been issued additional Preferred Series B shares as dividends that are convertible into 372,048 common shares.  On June 1, 2012, Fairmount Five notified us that it has elected to convert the balance of its Preferred Series C shares into 38,207,932 of our common shares.

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

To the extent that our outstanding stock options and warrants are exercised, Preferred Series B shares and promissory notes are converted to common stock and/or we secure additional future investment, dilution to the ownership interests of our stockholders will occur.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The issuance of common stock and preferred stock can be authorized by our Board of Directors without stockholder approval which will dilute the ownership interests of our stockholders.  Such dilution is likely since we need to secure additional funds by September 2012 to continue operations.

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

Short Selling may drive the price of our stock down

Our common stock is “thinly” traded as it has very low daily trading volume.  On some trading days during the quarter ended June 30, 2012, no shares of our stock were sold.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the three months ended June 30, 2012.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.  See also Note 6 – Equity – to our financial statements for a discussion of unregistered securities sold to Fairmount Five.

Item 3. Defaults Upon Senior Securities

As of June 30, 2012, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on June 30, 2012

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$166,173

Deanna Stromback	December 15, 2003	$138,055

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

3.1	Amended and Restated Articles of Incorporation of Ecology Coatings, Inc., a Nevada corporation.(2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (2)

31.1	Certification of Principal Executive Officer of Ecology Coatings, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of Ecology Coatings, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Joint Certification of Principal Executive Officer and Principal Financial Officer of Ecology Coatings, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Ecology Coatings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) CONSOLIDATED BALANCE SHEETS – ASSETS; (ii) CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT); (iii) CONSOLIDATED STATEMENTS OF OPERATIONS; (iv) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT); (v) CONSOLIDATED STATEMENTS OF CASH FLOWS; and (vi) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

Date:	August 14, 2012	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ James Juliano
James Juliano
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)