Form 10-Q/A
period 2012-08-17
ECOLOGY COATINGS, INC.
filed 2012-08-20
CIK 1173313

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

EXPLANATORY NOTES

The purposes of this amendment to the Quarterly Report on Form 10-Q of Ecology Coatings, Inc. for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), are as follows:

1.	To file XBRL data files in accordance with SEC rules;

2.
To correct two typographical errors in our “Consolidated Statement of Cash Flows” for the nine months ended on June 30, 2012 – to change “Depreciation and amortization” to $24,375 and to change “Interest payable” to ($284,728).

3.
To correct three typographical errors in “Note 8 – Going Concern” – to change the net loss for the nine months ended June 30, 2012 to $878,926, to substitute the word “shareholder” for the word “accumulated” to reflect that as of June 30, 2012 and September 30, 2011 we had accumulated shareholder deficits of $1,449,831 and $1,463,673 respectively and to reflect the shareholder deficit as of September 30, 2011 was $1,463,673.

4.	We have added language to “Note 9 – Subsequent Events” to clarify that no disclosure is necessary.

No other changes have been made to the Form 10-Q. This amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

ECOLOGY COATINGS, INC.
FORM 10-Q/A INDEX
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

ECOLOGY COATINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$ -	$ -	$5,714	$ 3,190

Salaries and fringe benefits	115,981	144,597	413,006	409,216
Professional fees	19,161	49,438	98,039	192,462
Other general and administrative costs	110,305	579,320	529,647	871,760
Total general and administrative expenses	245,447	773,355	1,040,692	1,473,438

Operating loss	(245,447)	(773,355)	(1,034,978)	(1,470,248)

Other income (expense)
Income from forgiveness of payables and debt	-	-	228,802	872,861
Other income	-	500	-	1,268
Interest expense	(13,499)	(42,557)	(72,750)	(160,498)
Total other income (expenses) - net	(13,499)	(42,057)	156,052	713,631

Net income (loss)	(258,946)	(815,412)	(878,926)	(756,617)

Preferred dividend – beneficial
conversion	(63,333)	(333,334)	(395,000)	(1,498,334)
Preferred dividends – stock dividends	(32,516)	(20,104)	(79,518)	(68,128)

Net loss available to common shareholders	$(354,795)	$(1,168,850)	$(1,353,444)	$(2,323,079)

Basic and diluted net loss per share	$(0.01)	$(0.11)	$(0.07)	$(0.25)

Basic and diluted weighted average
shares outstanding	28,927,903	10,658,506	20,450,211	9,248,566

See the accompanying notes to the unaudited consolidated financial statements.

ECOLOGY COATINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
	For the	For the
	nine months ended	nine months ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net loss	$(878,926)	$(756,617)
Adjustments to reconcile net loss
to net cash used in operating activities:
Income from forgiveness of payables and debt	(228,802)	(872,861)
Depreciation and amortization	24,375	25,627
Option expense	196,121	641,614
Issuance of stock for payables, services	11,195	114,500
Changes in Asset and Liabilities
Prepaid expenses	(22,718)	(15,993)

Accounts payable	(3,159)	(540,662)
Accrued liabilities	5,833	171,837
Credit card payable	5,523	(22,719)
Judgment payable	354,330
Interest payable	(284,728)	(37,335)

Net cash used in operating activities	(820,956)	(1,292,609)
INVESTING ACTIVITIES
Purchase of property and equipment	(350)	(32,817)
Investment in patents and trademarks	(19,196)	(4,940)
Net cash used in investing activities	(19,546)	(37,757)
FINANCING ACTIVITIES
Repayment of debt	-	(236,103)
Proceeds from issuance of debt	176,593	292,000
Proceeds from issuance of convertible preferred stock	655,000	1,345,000
Net cash provided by financing activities	831,593	1,400,897

Net Change in Cash and Cash Equivalents	(8,909)	70,531

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	71,784	2,814
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$62,875	$ 73,346

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

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the nine months ended June 30, 2012 and 2011, we incurred net losses of $878,926 and $756,617, respectively.  As of June 30, 2012 and September 30, 2011, we had shareholder deficits of $1,449,831 and $1,463,673, respectively, and negative cash flows. These factors, and negative cash flows, raise substantial doubt about our ability to continue as a going concern.

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

Note 9 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet and have determined no disclosure is required.

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

Salaries and Benefits.  The increase of approximately $4,000 in such expenses for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 is the result of the increase in the salary of two officers effective May 15, 2011 and an increase in health care expense due to the addition of three new employees. This was partially offset by a reduction in the salaries of three officers’ effective January 1, 2012 and the resignation of our CEO in May 2012.

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

Off-Balance Sheet Arrangements

See Note 5 – Commitments and Contingencies - to the Consolidated Financial Statements in this Form 10-Q/A.

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

101*
The following financial information from the Ecology Coatings, Inc. Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) CONSOLIDATED BALANCE SHEETS – ASSETS; (ii) CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT); (iii) CONSOLIDATED STATEMENTS OF OPERATIONS; (iv) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT); (v) CONSOLIDATED STATEMENTS OF CASH FLOWS; and (vi) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

Date:	August 17, 2012	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ James Juliano
James Juliano
Its: Chief Executive Officer
(Authorized Officer)

By: /s/ Kevin Stolz
Kevin Stolz
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)