Form 10-K
period 2012-09-30
ECOLOGY COATINGS, INC.
filed 2015-04-15
CIK 1173313

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-91436

ECOLOGY COATINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8605 Santa Monica Blvd. Suite 41336, Los Angeles, CA  90069-4109

(Address of principal executive offices) (Zip Code)

(310) 598-7872

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

Large accelerated filer  □                       Accelerated filer  □

Non-accelerated filer  □                         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31 2014, approximately 54,593,032 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $545,930 based on the available OTCQB closing price of $0.01 per share on December 31, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2014, the number of shares of common stock of the registrant outstanding was 54,593,032 and the number of shares of convertible preferred stock outstanding was 271.

FORM 10-K

ECOLOGY COATINGS, INC.

SEPTEMBER 30, 2012

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

Company Overview

The Company filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 with all liabilities settled net of any remaining assets. The September 19, 2014 date will be 'fresh start" date used to reset the financial statements in subsequent filings. Any business description below is of the operating results reported in this filing which no longer apply to our Company.

Prior to our bankruptcy we had developed “clean tech”, EcoBloc™ enabled, ultra-violet (“UV”) curable coatings that are designed to drive efficiencies, reduce energy consumption, create new performance characteristics and virtually eliminate pollutants in the manufacturing sector.  We had created proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated clean technology products that reduce overall energy consumption.

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

License Arrangements

The Company was not successful in generating substantial licensing or sales revenue and our coatings have been incorporated into only a few manufacturers’ products.  Many of our potential customers require extensive performance tests of our technology which can take several years to complete.   In addition, some potential customers are concerned about our long-term financial viability.  Licenses signed with DuPont in 2004 and Red Spot in 2005 have not generated any royalties.  We signed a non-exclusive license with BASF Coatings GmbH in November 2011 for the use of four of our patents worldwide. BASF Coatings GmbH has the right to sub-license its rights in these patents.

Intellectual Property

Assets included in these financial statements liquidated during the bankruptcy include:

•	Seven patents covering elements of our technology from the United States Patent and Trademark Office (“USPTO”)

•	Five European validations of European patent EP 1723180.

•	One PCT international patent application

•	Three trademarks issued by the USPTO – “EZ Recoat™”, “Ecology Coatings™” and “Liquid Nanotechnology™”

•	200+ coatings formulations.

Employees

As of September 30, 2012, we had five full-time employees and one part-time employee.  As of that date, we had employment agreements with four of our employees.

ITEM 1A.  RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent the known material risks that we believe could cause our business results to differ from the statements contained herein.

The Company has filed for chapter 7 bankruptcy with the United States Bankruptcy Court

On May 15, 2012 the Company filed for chapter 7 bankruptcy protection. The Company emerged from bankruptcy protection on September 19, 2014 with its only asset the corporate shell trading on OTC market. There is no guarantee that the company can use its fresh start to successfully launch a new business plan and continue to raise enough capital to continue meeting its filing requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

During 2012 and 2011 our executive office consists of approximately 800 square feet and is located at 24663 Mound Road, Warren, MI  48091.  The lease commenced on June 17, 2010 and continued through December 17, 2010 at an average rate of $1,000 per month.  We entered a new lease on these premises in May 2011 that continues through 2012 that calls for monthly rent payments of $1,000 as well as payment of the entire building’s utilities. The lessor, J.M. Land Company, is wholly owned by James Juliano, the Chairman of our Board of Directors.  We believe this space is adequate for our current needs and that suitable additional space is available on reasonable terms if required.

We also lease approximately 3,600 square feet of laboratory space at 1238 Brittain Road, Akron, Ohio 44310.  We use this facility for manufacturing, storing and testing of our products.  We are currently leasing this property on a month-to-month basis and the monthly rent is $1,200.

Since emerging from bankruptcy on September 19, 2014 the Company is not maintaining any properties.

ITEM 3.  LEGAL PROCEEDINGS

On October 26, 2010, Mitch Shaheen, one of our note holders, filed suit in the United States District Court for the Eastern District of Michigan seeking repayment of principal, interest and attorney fees for amounts under promissory notes we issued to him in the original principal amount of $250,000 with 25% interest.  As of September 30, 2011, Mr. Shaheen claims he is owed approximately $590,000.  This resulted in a judgment claim against the Company for $604,330.

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

	High Close	Low Close

Fiscal Year Ended September 30, 2012
1 st Quarter	$.15	$.05
2 nd Quarter	$.13	$.07
3 rd Quarter	$.15	$.06
4 th Quarter	$.13	$.01

Fiscal Year Ended September 30, 2011
1 st Quarter	$.09	$.01
2 nd Quarter	$.08	$.04
3 rd Quarter	$.20	$.10
4 th Quarter	$.51	$.02

As of September 30, 2012, we had approximately 400 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Our shareholders approved the 2007 Stock Option Plan and authorized 4,500,000 common shares to be reserved for options exercised under the plan.  In fiscal year 2008, our Board of Directors authorized an additional 1,000,000 common shares to be reserved for exercises under the plan. On February 7, 2011, our shareholders ratified and approved 5,500,000 common shares to be reserved for exercises under the plan. There were no stock options exercised from September 30, 2012 until we filed for bankruptcy on May 15, 2013. As part of our bankruptcy agreement all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes are cancelled and extinguished.

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year ended September 30, 2012.  All sales were made to “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. We did not pay any commissions to third parties in connection with the sales.

		Number of		Conversion
Issued to	Issue Date	Preferred Shares	Price	Price (1)
Fairmount Five	10/24/2011	100	$ 1,000	$ 0.06
Fairmount Five	11/30/2011	70	1,000	0.06
Fairmount Five	12/14/2011	40	1,000	0.06
Fairmount Five	12/22/2011	60	1,000	0.06
Fairmount Five	1/11/12	30	1,000	0.06
Fairmount Five	1/27/12	50	1,000	0.06
Fairmount Five	2/7/12	10	1,000	0.06
Fairmount Five	2/13/12	40	1,000	0.06
Fairmount Five	2/24/12	40	1,000	0.06
Fairmount Five	3/16/12	25	1,000	0.06
Fairmount Five	3/21/12	30	1,000	0.06
Fairmount Five	3/28/12	20	1,000	0.06
Fairmount Five	4/10/12	30	1,000	0.06
Fairmount Five	4/26/12	60	1,000	0.06
Fairmount Five	5/4/12	30	1,000	0.06
Fairmount Five	5/29/12	20	1,000	0.06

(1)	Each share is convertible into shares of common stock at $.06 per share.

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

Overview

The Company filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently emerged on September 19, 2014 with all liabilities settled and the corporate shell as its only asset. The September 19, 2014 date will be 'fresh start" date used to reset the financial statements in subsequent filings. Any business description below is of the operating results reported in this filing which no longer apply to our Company.

Prior to our bankruptcy we had developed “clean tech”, EcoBloc™ enabled, ultra-violet (“UV”) curable coatings that are designed to drive efficiencies, reduce energy consumption, create new performance characteristics and virtually eliminate pollutants in the manufacturing sector.  We had created proprietary coatings with unique performance and environmental attributes by leveraging our platform of integrated clean technology products that reduce overall energy consumption.

Operating Results

Years Ended September 30, 2012 and 2011

Results From Operations

Revenues. Product sales generated revenues of $5,714 for the fiscal year ended September 30, 2012. We had $3,190 in revenue for the fiscal year ended September 30, 2011.

Operating Expenses.   The decrease of approximately $742,000 in such expenses for the year ended September 30, 2012 compared to the year ended September 30, 2011. Professional fees decreased by approximately $75,000 and the majority of the decreases were in wage and compensation expense.

  Income from Forgiveness of Accounts Payable. The income in this category resulted from the settlement of amounts owed to several vendors and note holders at a discount of approximately 75%. The figure for fiscal year ended September 30, 2012 represents a decrease of approximately $644,000 over the fiscal year ended September 30, 2011.

Interest Expense. The decrease of approximately $118,000 for the fiscal year ended September 30, 2012 compared to the fiscal year ended September 30, 2011 is the result of a reduction in average debt outstanding for fiscal year 2012 through repayment and settlements.

Income Tax Provision .  No provision for income tax benefit from net operating losses has been made for the years ended September 30, 2012 and 2011 as we have fully reserved the asset associated with operating loss carry forwards until realization is more likely than not.

Net Loss.   The decrease in the Net Loss of approximately $682,000 for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 is explained in the foregoing discussions of the various expense and income categories.

Basic and Diluted Loss per Share. The change in basic and diluted net loss per share for the fiscal year ended September 30, 2012 reflects the decreased Net Loss discussed above as well as the increase in average shares outstanding of approximately 19,211,000 for fiscal year 2012.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of September 30, 2012 and September 30, 2011 totaled $13,386 and $71,784, respectively.  Subsequent to the period end of these statements and before the issuance of this report the company filed bankruptcy under chapter 7 of the United States Bankruptcy Code. Our liabilities exceeded our assets by approximately $1,900,000 and our corporate shell which trades on the OTC market was sold unencumbered. New management has arranged for the filing of our 10K and 10Q reports through small working capital loans until a new direction can be determined for the company.

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

We have reviewed all accounting pronouncements issued by the Financial Accounting Standards Board since we last issued financial statements and have determined that none of them have a material effect on the consolidated financial statements.

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

ITEM 9A  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (1 person).

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

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2012, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of September 30, 2012, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Age	Position
James Juliano	58	Chairman
Joe Nirta	48	Director
Sally Ramsey	58	Director and Vice President – New Product Development
John M. (“Pete”) Salpietra	57	Director
F. Thomas Krotine	70	Vice President – Business Development
Daniel V. Iannotti	56	Vice President, General Counsel & Secretary
Kevin Stolz	48	CFO, Controller and Chief Accounting Officer

Set forth below is certain biographical information regarding each of our directors and officers as of September 30, 2012.

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

Daniel V. Iannotti.   Mr. Iannotti served as our General Counsel and Secretary from August 11, 2008 to March 23, 2010 and rejoined us on May 17, 2010.  From 2004 to 2008, Mr. Iannotti served as a Principal of TheGeneralCounsel.com.  From 2003 to 2004, he served as the General Counsel and Secretary of Origen Financial, LLC.  During his career, Mr. Iannotti previously served as general counsel for three publically held companies including Prodigy Communications, Hoover’s, Inc. and Origen Financial.  He also spent several years as a staff attorney for Ameritech, now AT&T.  Mr. Iannotti holds a BA and MBA from Michigan State University. He received his Juris Doctor degree, cum laude , from the Wayne State University Law School, where he was an editor of the Wayne Law Review .  Iannotti is licensed to practice law in Michigan and Illinois.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Code of Ethics is posted on our website at:   http://www.ecologycoatings.com/profiles/investor/Governance.asp?BzID=1672 . We intend to disclose future amendments to certain provisions of the Code of Ethics, or waiver of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

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

Current
Annual
Name	Title	Salary
Robert G. Crockett	CEO	$200,000(1)
Daniel Iannotti	VP, General Counsel	$100,000
Sally Ramsey	VP-New Product Development	$100,000(2)
Tom Krotine	VP-Business Development	$100,000(3)
Kevin Stolz	CFO	$42,000(4)

(1)	Beginning on May 15, 2010 and continuing through April 30, 2011, Mr. Crockett deferred $6,666.67 of his monthly salary. As of 9/30/11, Mr. Crockett had deferred $40,000 of his salary. He resigned from the Company on May 29, 2012.
(2)	Ms. Ramsey’s salary was increased from $60,000 on May 1, 2011 to $100,000.
(3)	Mr. Krotine’s salary increased from $65,000 to $100,000 on May 1, 2011.
(4)	Mr. Stolz’s salary has been $42,000 per year since September 1, 2009.

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

Crockett’s initial date of employment (September 15, 2008).  Mr. Crockett was also granted stock options to purchase 670,000 shares of our common stock, one-quarter of which were to vest at 30, 36, 42 and 48 months from Mr. Crockett’s initial date of employment with us (September 15, 2008) with an exercise price of $2.55 per share. On April 22, 2011, Mr. Crockett forfeited previously issued stock options and he received options to purchase 1.8 million shares of our common stock at a price of $.20 per share. The options vest in 600,000 share tranches on each of the first three anniversaries of the date of issuance.  The agreement may be terminated prior to the end of the term for cause. If Mr. Crockett’s employment is terminated without cause or for “good reason,” as defined in the agreement, he is entitled to 50% of the salary that would have been paid over the balance of the term of the agreement. Further, a termination within one year after a change in control shall be deemed to be a termination without cause. Robert Crockett resigned on May 29,2012.

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

						All Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)

Robert G. Crockett	2012	$100,000	-0-	-0-	$-0-	$5,649	$105,649
Former CEO	2011	$200,000	-0-	-0-	$352,920	$11,298	$564,218

Daniel V. Iannotti	2012	$100,000	-0-	-0-	$-0-	$11,364	$111,364
VP, General Counsel & Secretary	2011	$100,000	-0-	-0-	$58,820	$11,364	$170,184

Sally Ramsey	2012	$100,000	-0-	-0-	$-0-	$11,364	$111,364
Vice President New Product Development	2011	$85,417	-0-	-0-	$411,740	$11,364	$508,521

F. Thomas Krotine	2012	$100,000	-0-	-0-	$-0-	$5,296	$105,296
Vice President Business Development	2011	$79,583	-0-	-0-	$58,820	$5,296	$138,999

Kevin P. Stolz	2012	$42,000	-0-	-0-	$-0-	$14,205	$56,205
Chief Financial Officer	2011	$42,000	-0-	-0-	$9,803	$14,205	$66,008

(1)	Represents the grant date fair value of the award, calculated in accordance with ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Notes 1 and 7 to our financial statements.

(2)	Represents medical insurance premiums paid on behalf of the executives shown as well as health care deductible reimbursements.

GRANTS OF PLAN BASED AWARDS

The following Named Executive Officers received stock options or restricted stock awards during fiscal year 2011 as follows:

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share) (k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($) (c)	Target ($) (d)	Max. ($) (e)	Threshold (#) (f)	Target (#) (g)	Max (#) (h)

Robert Crockett	4/28/11								1,800,000.20		$352,920

Daniel Iannotti	4/28/11								300,000.20		$58,820

Kevin Stolz	4/28/11								50,000.20		$9,803

Sally Ramsey	4/28/11								2,100,000.20		$411,740

Thomas Krotine	4/28/11								300,000.20		$58,820

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no stock options exercised from September 30, 2012 until we filed for bankruptcy on May 15, 2013. As part of our bankruptcy agreement approved on September 19, 2014 all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes were cancelled and extinguished including those listed in the two tables below.

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

STOCK OPTION EXERCISES AND VESTING OF RESTRICTED STOCK AWARDS

The following table provides information on stock option exercises and vesting of restricted stock awards of Named Executive Officers during the fiscal year ended September 30, 2012:

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

ITEM 12  SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

At September 30, 2012, 37,685,333 shares of our common stock, $.001 par value per share, were issued and beneficially outstanding. The following table sets forth information as of September 30, 2012 with respect to beneficial ownership of our common stock by (i) each director and executive officer acting in the capacity as such on September 30, 2012 including any person holding the position of CEO or CFO at any time during the fiscal year of 2012, (ii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 37,685,333 shares of common stock beneficially outstanding on September 30, 2012. Unless otherwise indicated, the address of each such person is c/o Ecology Coatings, Inc., 24663 Mound Road, Warren, MI  48091. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Amount and
	Nature
	of Beneficial
Name and Address of Beneficial Owner(1)	Ownership	Percentage

James Juliano/Fairmount Five/Equity 11, Ltd.	37,283,333	77.4%
24663 Mound Road Warren, MI 48091

Sally Ramsey(2)	600,000	1.1%
1238 Brittain Road Akron, OH 44310

Tom Krotine	2,000	*
17441 Hawksview Lane Chargrin Falls, OH 44023

All executive officers and directors as a group	37,685,333	78.5%

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

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. On December 15, 2011, the parties agreed to extend the due date to December 4, 2012. As of September 30, 2012 and September 30, 2011, the note had an outstanding balance of $600,000 and $600,000, respectively. Accrued interest of $75,944 and $36,366 was outstanding as of September 30, 2012 and September 30, 2011, respectively.

Effective May 1, 2011, we entered into a lease with J.M. Land Co. for the office space in Warren, Michigan. J.M. Land Co. is owned by James Juliano. We pay monthly rent of $1,000, and the gas and electric utilities which historically averaged approximately $1,000 per month.   See also Note 5 - Commitments and Contingencies - Lease Agreements.

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2012 and 2011, UHY LLP provided various audit, audit related and non-audit services to us and resigned on February 3, 2012. Silberstein, Unger, PLLC was out auditor from that date until their resignation on January 4, 2013. Our fees were as follows :

	For the Year Ended September 30,
	2012	2011

Audit Fees	$11,500	$61,900

Audit Related Fees	-0-	-0-

Tax Fees	-0-	14,385

All Other Fees	-0-	-0-

Total Fees	$11,500	$76,285

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

*            Filed herewith.

(1) Incorporated by reference from our Form 8-K filed with the SEC on November 1, 2011.

(2) Incorporated by reference from our Form 8-K filed with the SEC on November 29, 2011.

(3) Incorporated by reference from our Form 8-K filed with the SEC on December 15, 2011.

(4) Incorporated by reference from our Form 8-K filed with the SEC on December 16, 2011.

(5) Incorporated by reference from our Form 8-K filed with the SEC on December 22, 2011.

(6) Incorporated by reference from our Form 8-K filed with the SEC on January 3, 2012.

(7) Incorporated by reference from our Form 8-K filed with the SEC on January 18, 2012.

(8) Incorporated by reference from our Form 8-K filed with the SEC on February 6, 2012.

(9) Incorporated by reference from our Form 8-K filed with the SEC on February 14, 2012.

(10) Incorporated by reference from our Form 8-K filed with the SEC on February 28, 2012.

(11) Incorporated by reference from our Form 8-K filed with the SEC on March 29, 2012.

(12) Incorporation by reference from our Form 8-K filed with the SEC on April 17, 2012.

(13) Incorporation by reference from our Form 8-K filed with the SEC on May 1, 2012.

(14) Incorporation by reference from our Form 8-K filed with the SEC on May 21, 2012.

(15) Incorporation by reference from our Form 8-K filed with the SEC on June 4, 2012.

(16) Incorporation by reference from our Form 8-K filed with the SEC on June 7, 2012.

(17) Incorporation by reference from our Form 8-K filed with the SEC on June 16, 2012.

(18) Incorporation by reference from our Form 8-K filed with the SEC on July 2, 2012

(19) Incorporation by reference from our Form 8-K filed with the SEC on July 2, 2012.

(20) Incorporation by reference from our Form 8-K filed with the SEC on August 16, 2012.

(21) Incorporation by reference from our Form 8-K filed with the SEC on August 23, 2012.

(22) Incorporation by reference from our Form 8-K filed with the SEC on September 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February 15, 2015.

Date:	April 15 , 2015	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Shulamit Lazar
Shulamit Lazar
CEO/CFO
(Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Shulamit Lazar Shulamit Lazar	CEO/CFO (Principal Executive Officer)	April 15 , 2015

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ecology Coatings, Inc

We have audited the accompanying balance sheet of Ecology Coatings, Inc. as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ecology Coatings, Inc. will continue as a going concern. As more fully described in Note 9, the Company had an accumulated deficit at September 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
February 8, 2015

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008

Registered Public Company Accounting Oversight Board Firm

ECOLOGY COATINGS, INC.
CONSOLIDATED BALANCE SHEETS

	9/30/2012	9/30/2011
	Audited	Audited
Assets
Current assets
Cash	$13,386	$71,784
Prepaid Expenses	34,950	30,137
Total Current Assets	48,336	101,921
Property, plant and equipment, net	46,783	59,661
Intangible assets, net	207,189	207,814

Total Assets	$302,308	$369,396

Liabilities and Equity(Deficit)
Current liabilities
Accounts payable and accrued expenses	$80,842	$245,897
Interest payable	140,752	405,274
Judgment payable	604,330	0
Notes payable related party - current portion	1,115,698	900,332
Notes payable - current portion	0	250,000
Preferred dividends payable	4,464	31,566
Total Current Liabilities	1,946,086	1,833,069
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' equity
Preferred Stock 10,000,000 authorized at $.001 par value
shares issued and outstanding 271 and 1,938
at September 30, 2012 and September 30, 2011	1	7
Common Stock 90,000,000 authorized at $0.001 par value;
shares issued and outstanding 54,593,032 and 14,158,506
at September 30, 2012 and September 30, 2011	54,593	14,159
Additional paid-in capital	28,615,490	27,296,580
Retained earnings	(30,313,862)	(28,774,419)
Total equity(deficit)	(1,643,778)	(1,463,673)
Total liabilities and equity(deficit)	$302,308	$369,396

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	9/30/2012	9/30/2011
	Audited	Audited

Revenues	$5,714	$3,190

Operating expenses	1,148,760	1,891,053

Net income(loss) from operations	(1,143,046)	(1,887,863)

Other income(expense)
Debt forgiveness	228,802	872,861
Other income	0	1,268
Interest expense	(87,698)	(204,917)
Total Other Income (Expense)	141,104	669,212

Income(loss) from continuing operations
before income taxes	(1,001,942)	(1,218,651)

Income taxes	(67,637)	0

Net income(loss)	$(1,069,579)	$(1,218,651)

Preferred dividend beneficial conversion features	(395,000)	(1,698,334)

Preferred dividends - stock dividends	(74,864)	(92,497)

Net income(loss) available to common shareholders	$(1,539,443)	$(3,009,482)

Basic and Diluted income per share
Basic and diluted income per share	(0.04)	(0.31)

Weighted average number of shares
outstanding basic and diluted	28,949,263	9,738,194

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	9/30/2012	9/30/2011
	Audited	Audited
Cash fows from operating activities
Net income (loss) from continuing operations	$(1,069,579)	$(1,218,651)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	33,049	34,179
Stock option expense	196,121	730,243
Issuance of stock for payables, services	11,249	114,500
Forgiveness of debt	(228,802)	(872,861)

(Increase) decrease in prepaid expenses	(4,813)	0
Increase (decrease) in accounts payable	(192,157)	387,875
Increase (decrease) in judgements payable	604,330	0
Increase (decrease) in interest payable	(264,522)	7,083
Net cash used in operating activities	(915,124)	(1,593,182)
Cash flows from investing activities
Increase in patents and trademarks	(19,196)	(8,928)
Purchase fixed assets	(350)	(29,817)
Net cash provided(used) by investing activities	(19,546)	(38,745)
Cash flows from financing activities
Payments on notes payable	0	(236,103)
Proceeds from debt issuance	221,272	292,000
Proceeds from preferred stock	655,000	1,645,000
Net cash provided(used) by financing activities	876,272	1,700,897
Net increase(decrease) in cash	(58,398)	68,970

Cash, beginning of period	71,784	2,814

Cash, end of period	$13,386	$71,784

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Years Ended
	9/30/2012	9/30/2011
	Unaudited	Unaudited

Supplemental disclosure of cash
flow information

Interest paid	$160	$193,897
Income taxes paid	$0	$0

Supplemental disclosure of
non-cash activities

Debt converted into preferred shares	$0	$2,500

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Audited)
OCTOBER 1, 2010 THROUGH SEPTEMBER 30, 2012

						Additional
		Common stock		Preferred stock		paid in	Accumulated
		Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at	1-Oct-10	32,910,684	$32,934	3,657	$4	$22,738,182	$(25,764,937)	$(2,993,817)

Preferred dividends		0	0	122	0	121,549	(92,497)	29,052

Conversion of preferred
shares for common shares		6,901,369	20,507	(3,706)	(3)	(20,504)	0	0

Stock issued for payables		675,000	675	0	0	113,825	0	114,500

Stock option expense		0	0	0	0	740,243	0	740,243

Beneficial conversion
on preferred stock		0	0	0	0	1,698,334	(1,698,334)	0

Issuance preferred stock		0	0	1,865	1	1,864,999	0	1,865,000

Adjustment 1 for 5 reverse split		(26,328,547)	(39,957)	0	0	39,957	0	0

Net income for the year
ended September 30, 2011		0	0	0	0	0	(1,218,651)	(1,218,651)

Balance at	30-Sep-11	14,158,506	14,159	1,938	2	27,296,585	(28,774,419)	(1,463,673)

Preferred dividends		0	0	100	0	101,968	(74,864)	27,104

Conversion of preferred
shares for common shares		38,207,933	38,208	(2,422)	(7)	(38,201)	0	0

Stock issued for payables		2,226,593	2,226	0	0	9,023	0	11,249

Stock option expense		0	0	0	0	196,121	0	196,121

Beneficial conversion
on preferred stock		0	0	0	0	395,000	(395,000)	0

Issuance preferred stock		0	0	655	6	654,994	0	655,000

Net income for the year
ended September 30, 2012		0	0	0	0	0	(1,069,579)	(1,069,579)

Balance at	30-Sep-12	54,593,032	54,593	271	1	28,615,490	(30,313,862)	(1,643,778)

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Note 1 — Summary of Significant Accounting Policies

Description of the Company.   We were originally incorporated on March 12, 1990 in California (“Ecology-CA”).  Our current entity was incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”).  OCIS completed a merger with Ecology-CA on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc.  The Company filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently emerged on September 19, 2014 with all liabilities settled and the corporate shell as its only unencumbered asset. The September 19, 2014 date will be 'fresh start" date used to reset the financial statements in subsequent filings. Any business description below is of the operating results reported in this filing which no longer apply to our Company.

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

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented was included in the computation of diluted loss per share as they were anti-dilutive.  As of September 30, 2012 and September 30, 2011, there were 375,048 and 34,795,261 potentially dilutive shares outstanding, respectively.

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

Patents.   It is our policy to capitalize costs associated with securing a patent.  Costs consist of legal and filing fees.  Once a patent is issued, it will be amortized on a straight-line basis over its estimated useful life.  Seven patents were issued as of September 30, 2012 and are being amortized over 8 years.

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

Recent Accounting Pronouncements

We have reviewed all Accounting Standards Updates issued by the Financial Accounting Standards Board since we last issued financial statements and have determined none of them would have a material effect on the consolidated financial statements upon adoption.

Note 2 — Concentrations

For the year ended September 30, 2012 and 2011, we had revenues of $5,714 and $3,190, respectively. One customer accounted for all of our revenues for the years ended September 30, 2012 and 2011.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

 We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2012 and September 30, 2011, the note had an outstanding balance of $110,500.  The accrued interest on the note was $28,917 and $27,555 as of September 30, 2012 and September 30, 2011, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2012 and September 30, 2011, the note had an outstanding balance of $133,000.  The accrued interest on the note was $34,812 and $28,281 as of September 30, 2012 and September 30, 2011, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. On December 15, 2011, the parties agreed to extend the due date to December 4, 2012. As of September 30, 2012 and September 30, 2011, the note had an outstanding balance of $600,000.  On June 26, 2012, we issued a note for $40,000 to Mr. Salpietra. The note bears interest at 5% per annum, is unsecured, and matures on September, 26, 2012.Additionally, on June 28, 2012, we issued a note for $100,000 to Mr. Salpietra. The note bears interest at 5% per annum, is unsecured, and matures on September, 28, 2012. Accrued interest on all notes was $75,944 and $36,648 as of September 30, 2012 and September 30, 2011, respectively.

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

On June 12, 2012, we issued a note for $30,000 to Omega Development Corporation, an entity owned by James Juliano. The note bears interest at 5% per annum, is unsecured, and matures on September, 12, 2012. Accrued interest of $371 was owed as of June 30, 2012.

We paid $27,000 in director fees to our Chairman James Juliano for the year ended September 30, 2012.

On August 15, 2012, we issued a promissory note to Joe Nirta in the principal amount of $100,000 bearing interest at 5% per annum. The note is due in full on November 16, 2012. The note is convertible into shares of our common stock on terms mutually agreed upon by the parties.

Note 4 — Notes Payable

We have the following notes:

	September 30, 2012	September 30, 2011

Mitchell Shaheen Note: Subordinated note payable, 25% per annum, unsecured, principal and interest was due July 18, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $3.75 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Accrued interest of $0 and $183,776 was outstanding as of March 31, 2012 and September 30, 2011, respectively. Mr. Shaheen obtained a judgment on December 30, 2011 in the aggregate amount of $604,330 for this note and the note discussed below.	-	150,000

Mitchell Shaheen Note: Subordinated note payable, 25% per annum, unsecured, principal and interest was due August 10, 2008. Additionally, the Company issued a warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $2.50 per share (the “Warrant”). The Warrant is exercisable immediately and carries a ten (10) year term. If applicable, the Company has agreed to include the Conversion Shares in its first registration statement filed with the Securities and Exchange Commission. Accrued interest of $0 and $125,850 was outstanding as of March 31, 2012 and September 30, 2011, respectively. Mr. Shaheen obtained a judgment on December 30, 2011 in the aggregate amount of $604,330 for this note and the note discussed above.	-	100,000

	$-	$250,000

Both of the notes payable in the foregoing table were in default as of September 30, 2011.  A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen which had the effect of converting the notes into the judgment. The judgment included amounts for principal, interest and attorney’s fees. Because the notes were converted into a judgment, they are no longer in default and the amount of the judgment is reflected as of June 30, 2012 balance sheet as “Judgment Payable”.  Accrued interest of $3,027 was owing on the judgment as of June 20, 2012. See Contingencies in Note 5 herein.

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

A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen, one of our note holders, which had the effect of converting the notes into a judgment. As of September 30, 2012, our balance sheet includes $3,027 in Interest Payable accruing from the date of this judgment.

Lease Commitments.

a.	We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,200 per month. Rent expense for the years ended September 30, 2012 and 2011 was $12,000 and $10,800, respectively.

b.	Effective May 1, 2012, we entered into a lease with J.M. Land Company for office space for our headquarters located in Warren, Michigan. The lease was effective May 1, 2012 and expires on April 30, 2013. Monthly rent is $1,000 and we pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month. Rent and utilities expenses for the years ended September 30, 2012 and 2011 totaled $15,452 and $13,121.

Minimum future rental payments under the above operating leases as of September 30, 2012 are as follows:

Year Ending September 30,	Amount

2013	$12,000

TOTAL:	$12,000

Note 6 — Equity

 Shares.

On March 1, 2011, we issued 25,000 shares of our common stock to Quarles and Brady, a law firm to whom we owed approximately $143,000. These shares, along with a cash payment, were accepted in full settlement of the amounts then owing.

On March 1, 2011, we issued 650,000 shares of our common stock to Wilson Sonsini Goodrich & Rosati P.C., a law firm to whom we owed approximately $340,000. They accepted these shares, along with a cash payment, in full settlement of the amounts then owing subject to the conditions discussed in Note 1 (“ Summary of Accounting Policies”) above.

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

Outstanding options are subject to various vesting periods between June 26, 2007 and April 22, 2014.   The options expire on various dates between March 1, 2017 and April 22, 2021. Additionally, the options had no intrinsic value as of September 30, 2012 and 2011.  Intrinsic value arises when the exercise price is lower than the trading price on the date of grant.

In calculating the compensation related to employee/consultants and directors stock option grants, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  No options have been issued thus far in fiscal year 2012.   The following assumptions were used for options issued in for 2012:

2012
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

Based upon the above assumptions and the weighted average $0.79 exercise price, the options outstanding at June 30, 2012 had a total unrecognized compensation cost of $47,020 which will be recognized over the remaining weighted average vesting period of 1 year. Option costs of $196,121 were recorded as an expense for the year ended September 30, 2012, all of which was recorded as compensation expense.

There were no stock options exercised from September 30, 2012 until we filed for bankruptcy on May 15, 2013. As part of our bankruptcy agreement approved on September 19, 2014 all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes were cancelled and extinguished.

Note 8 -- Income Taxes

As of September 30, 2012, the Company had approximately $5,535,327 in net operating loss carry forwards for federal income tax purposes which expire between 2013 and 2028.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

Components of deferred tax assets and (liabilities) are as follows:

	2012	2011
Net operating loss carry forwards valuation available	$5,535,327	$4,465,948

Valuation Allowances	(1,937,364)	(4,619,217)
Deferred Tax Asset	1,937,364	4,619,217
Net Deferred Tax Asset	$-0-	$-0-

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of S1,937,364 at September 30, 2012 and $4,619,217 at September 30, 2011. During the years ended September 30, 2012 and September 30, 2011 the company did not utilize any of its NOL.

Note 9 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the years ended September 30, 2012 and 2011, we incurred net losses.  We had working capital deficits and negative cash flows. On May 15, 2013 with no other options, the Company filed under chapter 7 for bankruptcy protection. Chapter 7 allowed the Company corporate shell to subsequently emerge as its only asset on September 19, 2014 with all liabilities settled. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 10 — Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure subsequent to the date of the balance sheet. The following was noted for disclosure:

The Company filed for chapter 7 bankruptcy protection with the United States Bankruptcy court on May 15, 2013. On September 10, 2014 the company settled all debts in excess of assets and the corporate shell as the only unencumbered asset.

Assets
Cash	$711
Personal Property	57,990

Liabilities not subject to compromise	0
Liabilities subject to compromise
Judgment payable	604,330
Secured claims (1)	687,020
unsecured claims	689,759

Net Assets (amount to be discharged)	($1,922,408)

(1) Claims are in excess of secured interest in intangible assets, testing equipment and all other property and equipment.

Exhibit 31.1

CERTIFICATION

 I, Shulamit Lazar, certify that:

1.	I have reviewed this Form 10-K for the year ended September 30, 2012 of Ecology Coatings, Inc.:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

April 15, 2015

/s/ Shulamit Lazar

Shulamit Lazar

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shulamit Lazar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Ecology Coatings, Inc. on Form 10-K for the annual period ended September  30, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Ecology Coatings, Inc.

By:	/s/ Shulamit Lazar
Shulamit Lazar
Chief Executive Officer, Chief Financial Officer (Authorized Officer) April 15, 2015