Form 10-Q
period 2012-12-31
ECOLOGY COATINGS, INC.
filed 2015-04-16
CIK 1173313

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

ECOLOGY COATINGS, INC.

FORM 10-Q INDEX

FOR THE QUARTER ENDED DECEMBER 31, 2012

ECOLOGY COATINGS, INC.
CONSOLIDATED BALANCE SHEETS

	12/31/2012	9/30/2012

Assets
Current assets
Cash	$2,036	$13,386
Accounts receivable	1,238	0
Prepaid Expenses	22,500	34,950
Total Current Assets	25,774	48,336
Property, plant and equipment, net	43,605	46,783
Intangible assets, net	202,414	207,189

Total Assets	$271,793	$302,308

Liabilities and Equity(Deficit)
Current liabilities
Accounts payable and accrued expenses	$164,958	$80,842
Interest payable	151,121	140,752
Judgment payable	604,330	604,330
Notes payable related party - current portion	1,138,501	1,115,698
Notes payable - current portion	0	0
Preferred dividends payable	7,812	4,464
Total Current Liabilities	2,066,722	1,946,086
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' equity
Preferred Stock 10,000,000 authorized at $.001 par value
shares issued and outstanding 271 and 1,938
at December 31, 2012 and September 30, 2012	1	1
Common Stock 90,000,000 authorized at $0.001 par value;
shares issued and outstanding 54,593,032 and 14,158,506
at December 31, 2012 and September 30, 2012	54,593	54,593
Additional paid-in capital	28,615,490	28,615,490
Retained earnings	(30,471,013)	(30,313,862)
Total equity(deficit)	(1,800,929)	(1,643,778)
Total liabilities and equity(deficit)	$265,793	$302,308

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	12/31/2012	12/31/2011

Revenues	$7,026	$2,049

Operating expenses	144,460	461,026

Net income(loss) from operations	(137,434)	(458,977)

Other income(expense)
Debt forgiveness	0	228,802
Other income	0	0
Interest expense	(16,369)	(46,964)
Total Other Income (Expense)	(16,369)	181,838

Income(loss) from continuing operations
before income taxes	(153,803)	(277,139)

Income taxes	0	0

Net income(loss)	$(153,803)	$(277,139)

Preferred dividend beneficial conversion features	0	(170,000)

Preferred dividends - stock dividends	(3,348)	(21,772)

Net income(loss) available to common shareholders	$(157,151)	$(468,911)

Basic and Diluted income per share
Basic and diluted income per share	(0.00)	(0.03)

Weighted average number of shares
outstanding basic and diluted	54,593,032	16,138,232

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	12/31/2012	12/31/2011

Cash flows from operating activities
Net income (loss) from continuing operations	$(153,803)	$(277,139)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	7,953	8,364
Stock option expense	0	87,631
Issuance of stock for payables, services	0	11,195
Forgiveness of debt	0	(228,802)

(Increase) decrease in accounts receivable	(1,238)	0
(Increase) decrease in prepaid expenses	12,450	7,621
Increase (decrease) in accounts payable	81,919	61,036
Increase (decrease) in judgments payable	0	0
Increase (decrease) in interest payable	16,369	(36,536)
Net cash used in operating activities	(36,350)	(366,630)
Cash flows from investing activities
Increase in patents and trademarks	0	(17,680)
Purchase fixed assets	0	(350)
Net cash provided(used) by investing activities	0	(18,030)
Cash flows from financing activities
Payments on notes payable	25,000	0
Proceeds from debt issuance	0	73,073
Proceeds from preferred stock	0	270,000
Net cash provided(used) by financing activities	25,000	343,073
Net increase(decrease) in cash	(11,350)	(41,587)

Cash, beginning of period	13,386	71,784

Cash, end of period	$2,036	$30,197

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Three Months Ended
	12/31/2012	12/31/2011

Supplemental disclosure of cash
flow information

Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental disclosure of
non-cash activities

Debt converted into preferred shares	$0	$242,737

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DDECEMBER 31, 2012 AND SEPTEMBER 30, 2012

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

Loss Per Share. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt and convertible preferred stock. Potentially dilutive shares are excluded from the weighted average number of shares if their effect is anti-dilutive.  None of the stock options or warrants outstanding or stock associated with the convertible debt or with the convertible preferred shares during each of the periods presented was included in the computation of diluted loss per share as they were anti-dilutive.  As of December 31, 2012 and December 31, 2011, there were 375,048 and 34,795,261 potentially dilutive shares outstanding, respectively.

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

 Note 2 — Concentrations

There were no material concentrations of revenues or risk during the quarter ending December 31, 2012.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

On October 2, 2012, we issued a note for $25,000 to Mr. Salpietra. The note bears interest at 5% per annum, is unsecured, and matures on January 2, 2013.

Note 4 — Judgments

 A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen which had the effect of converting the notes into the judgment. The judgment included amounts for principal, interest and attorney’s fees. Because the notes were converted into a judgment, they are no longer in default and the amount of the judgment is reflected on the December 31, 2012 balance sheet as “Judgment Payable”.  Accrued interest of $3,027 was owing on the judgment as of December 31, 2012. See Contingencies in Note 5 herein.

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

Contingencies.

A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen, one of our note holders, which had the effect of converting the notes into a judgment. As of December 31, 2012, our balance sheet includes $3,027 in Interest Payable accruing from the date of this judgment.

Lease Commitments.

a.	We lease office and lab facilities in Akron, OH on a month-to-month basis for $1,200 per month. Rent expense for the quarter ended September 30, 2012 and 2011 was $1,200 and $3,600, respectively.

b.	Effective May 1, 2012, we entered into a lease with J.M. Land Company for office space for our headquarters located in Warren, Michigan. The lease was effective May 1, 2012 and expires on April 30, 2013. Monthly rent is $1,000 and we pay the gas and electric utilities for our headquarters building which has historically averaged approximately $1,000 per month. Rent and utilities expenses for the quarter ended September 30, 2012 and 2011 totaled $1,000 and $0.

Note 6 — Equity

There were no shares issued during this fiscal quarter..

Note 7 — Stock Options

There were no stock options exercised from September 30, 2012 until we filed for bankruptcy on May 15, 2013. As part of our bankruptcy agreement approved on September 19, 2014 all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes were cancelled and extinguished.

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the quarter ended December 31, 2012, we incurred net losses.  We had working capital deficits and negative cash flows. On May 15, 2013 with no other options, the Company filed under chapter 7 for bankruptcy protection. Chapter 7 allowed the Company corporate shell to subsequently emerge as its only asset on September 19, 2014 with all liabilities settled. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Operating Results

Three Months Ended December 31, 2012 and 2011

Revenues.   We generated $7,026 and $2,049 in revenues from product sales for the three months ended December 31, 2012 and 2011, respectively. Revenues for the periods came from one customer.

Operating Expenses.   The decrease of approximately $317,000 in such expenses for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 is the result of the decreases in salaries from our reduced staff and decreased professional fees.

 Income From Forgiveness of Payables and Debt.  There was no debt forgiveness reported in the three months ended December 31, 2012. For the prior period this income--$228,802-- for the nine months ended June 30, 2012 came from the conclusion of a settlement with one of our law firms with whom we have an ongoing working relationship as well as the settlement of a number of notes owed to related parties. The latter amounts were settled through the issuance of shares at a price of $.50 per share. Our stock was trading at $.06 per share at the time the shares were issued. This income for the nine months ended June 30, 2011 stems from settlements reached with certain debt holders and vendors during that time period as well as the write off of certain payables that will not be paid due to non-performance by the vendors. The amount - $872,861 - is the difference between what was owed prior to the settlement and the amounts of the settlements paid.

Interest Expense.  The decrease of approximately $30,000 for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 results from a decrease in average outstanding debt in the current period.

Income Tax Provision .  No provision for income tax benefit from net operating losses has been made for the three months ended December 31, 2012 and 2011 as we have fully reserved the asset until realization is more likely than not.

Net Loss.    The decrease in the net loss of approximately $311,000 for the three months ended December 31 2012 compared the three months ended December 31, 2011 is explained in the foregoing discussions of the various expense categories as well as in the discussion of Income From Forgiveness of Payables and Debt.

Basic and Diluted Loss per Share.  The change in basic and diluted net loss per share for the three months ended December 31, 2012 reflects the change in net loss position discussed above as well as by the increase in weighted average shares outstanding during the three months ended December 31, 2012.

Liquidity and Capital Resources

Cash as of December 31, 2012 and September 30, 2012 totaled $2,036 and $13,386, respectively.  Subsequent to the period end of these statements and before the issuance of this report the company filed bankruptcy under chapter 7 of the United States Bankruptcy Code. Our liabilities exceeded our assets by approximately $1,900,000 and our corporate shell which trades on the OTC market was sold unencumbered. New management has arranged for the filing of our 10K and 10Q reports through small working capital loans until a new direction can be determined for the company.

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

Stock-Based Compensation.   We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers.  Employee and director stock-based compensation expense is measured utilizing the fair-value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or a performance commitment exists. Our valuation method uses a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. There was no stock based compensation issued in the quarter.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2012, we did not make any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has filed for chapter 7 bankruptcy with the United States Bankruptcy Court

On May 15, 2013 the Company filed for chapter 7 bankruptcy protection. The Company emerged from bankruptcy protection on September 19, 2014 with its only asset the corporate shell trading on OTC market. There is no guarantee that the company can use its fresh start to successfully launch a new business plan and continue to raise enough capital to continue meeting its filing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the three months ended December 31, 2012.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.

Item 3. Defaults Upon Senior Securities

As of December 31, 2012, we were in default in the payment of principal and interest on the following promissory notes:

Note Holder	Issue Date(s)	Amount Owing on December 31, 2012

Richard Stromback	December 31, 2003	$2,584

Douglas Stromback	August 10, 2004	$166,173

Deanna Stromback	December 15, 2003	$138,055

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(1) Incorporated by reference from our Form 8-K filed with the SEC on October 2, 2012.

(2) Incorporated by reference from our Form 8-K filed with the SEC on October 3, 2012.

(3) Incorporated by reference from our Form 8-K filed with the SEC on October 3, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 16, 2015	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ Shulamit Lazar
Shulamit Lazar
Its: Chief Executive Officer
(Authorized Officer)

Exhibit  31.1

CERTIFICATION

I, Shulamit Lazar, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended December 31, 2012 of Ecology Coatings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

April 16, 2015

/s/ Shulamit Lazar

Shulamit Lazar

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shulamit Lazar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Ecology Coatings, Inc. on Form 10-Q for the quarterly period ended December 31, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ecology Coatings, Inc.

By:	/s/ Shulamit Lazar
Shulamit Lazar
Chief Executive Officer, Chief Financial Officer (Authorized Officer) April 16, 2015