Form 10-Q
period 2013-06-30
ECOLOGY COATINGS, INC.
filed 2015-04-16
CIK 1173313

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

ECOLOGY COATINGS, INC.

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2013

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS

	6/30/2013	9/30/2012

Assets
Current assets
Cash	$618	$13,386
Accounts receivable	1,238	0
Prepaid Expenses	0	34,950
Total Current Assets	1,856	48,336
Property, plant and equipment, net	37,249	46,783
Intangible assets, net	192,864	207,189

Total Assets	$231,969	$302,308

Liabilities and Equity(Deficit)

Total liabilities subject to compromise	2,112,143	1,946,086
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' equity
Preferred Stock 10,000,000 authorized at $.001 par value
shares issued and outstanding 271 and 1,938
at June 30, 2013 and September 30, 2012	1	1
Common Stock 90,000,000 authorized at $0.001 par value;
shares issued and outstanding 54,593,032 and 14,158,506
at June 30, 2013 and September 30, 2012	54,593	54,593
Additional paid-in capital	28,615,490	28,615,490
Retained earnings	(30,550,258)	(30,313,862)
Total equity(deficit)	(1,880,174)	(1,643,778)
Total liabilities and equity(deficit)	$231,969	$302,308

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Revenues	$0	$0	$7,787	$5,714

Operating expenses	19,373	245,447	185,046	1,040,692

Net income(loss) from operations	(19,373)	(245,447)	(177,259)	(1,034,978)

Other income(expense)
Debt forgiveness	0	0	0	228,802
Other income	0	0	0	0
Interest expense	(16,537)	(13,499)	(49,093)	(72,750)
Total Other Income (Expense)	(16,537)	(13,499)	(49,093)	156,052

Income(loss) from continuing operations
before income taxes	(35,910)	(258,946)	(226,352)	(878,926)

Income taxes	0	0	0	0

Net income(loss)	$(35,910)	$(258,946)	$(226,352)	$(878,926)

Preferred dividend beneficial conversion features	0	(63,333)	0	(395,000)

Preferred dividends - stock dividends	(3,348)	(32,516)	(10,044)	(79,518)

Net income(loss) available to common shareholders	$(39,258)	$(354,795)	$(236,396)	$(1,353,444)

Basic and Diluted income per share
Basic and diluted income per share	(0.00)	(0.01)	(0.00)	(0.07)

Weighted average number of shares
outstanding basic and diluted	54,593,032	28,927,903	54,593,032	20,450,211

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	6/30/2013	6/30/2012

Cash flows from operating activities
Net income (loss) from continuing operations	$(226,352)	$(878,926)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	23,859	24,375
Stock option expense	0	196,121
Issuance of stock for payables, services	0	11,195
Forgiveness of debt	0	(228,802)

(Increase) decrease in accounts receivable	(1,238)	0
(Increase) decrease in prepaid expenses	34,950	(22,718)
Increase (decrease) in accounts payable	81,920	8,198
Increase (decrease) in judgments payable	0	354,330
Increase (decrease) in interest payable	49,093	(284,729)
Net cash used in operating activities	(37,768)	(820,956)
Cash flows from investing activities
Increase in patents and trademarks	0	(19,196)
Purchase fixed assets	0	(350)
Net cash provided(used) by investing activities	0	(19,546)
Cash flows from financing activities
Payments on notes payable	0	0
Proceeds from debt issuance	25,000	176,593
Proceeds from preferred stock	0	655,000
Net cash provided(used) by financing activities	25,000	831,593
Net increase(decrease) in cash	(12,768)	(8,909)

Cash, beginning of period	13,386	71,784

Cash, end of period	$618	$62,875

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the Nine Months Ended
	6/30/2013	6/30/2012

Supplemental disclosure of cash
flow information

Interest paid	$0	$160
Income taxes paid	$0	$0

Supplemental disclosure of
non-cash activities

Debt converted into preferred shares	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.

(DEBTOR IN POSSESSION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

Basis of Preparation. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Revenue Recognition.   The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) collectability is reasonably assured and (iv) goods have been shipped and/or services rendered.

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

 Note 2 — Concentrations

There were no concentrations of revenues or risk during the quarter ending June 30, 2013.

Note 3 — Related Party Transactions

There were no related party transactions during the quarter ending June 30, 2013.

Note 4 — Judgments

 None

 Note 5 — Commitments and Contingencies

None

Contingencies.

The Company has filed for bankruptcy protection under chapter seven of the United States Bankruptcy code. Under a liquidation all assets would be used to offset existing liabilities and any liabilities could be compromised.

Note 6 — Equity

There were no shares issued during this fiscal quarter.

Note 7 — Stock Options

There were no stock options issued during this fiscal quarter.

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the nine months ended June 30, 2013, we incurred net losses.  We had working capital deficits and negative cash flows. On May 15, 2013 with no other options, the Company filed under chapter 7 for bankruptcy protection. Chapter 7 allowed the Company's corporate shell to subsequently emerge as its only asset on September 19, 2014 with all liabilities settled. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Operating Results

Three Months Ended June 30, 2013 and 2012

Revenues.   We generated $0 and $0 in revenues from product sales for the three months ended June 30, 2013 and 2012.

Operating Expenses.   The decrease of approximately $226,000 in such expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is the result of the decreases in salaries from our reduced staff and decreased professional fees. Expenses in the 2013 quarter were pre bankruptcy.

Interest Expense.  The increase of approximately $2,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Interest expense in the 2013 quarter was pre bankruptcy.

Income Tax Provision .  No provision for income tax benefit from net operating losses has been made for the three months ended June 30, 2013 and 2012 as we have fully reserved the asset until realization is more likely than not.

Net Loss.    The decrease in the net loss of approximately $223,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share.  The change in basic and diluted net loss per share for the three months ended June 30, 2013 reflects the change in net loss position discussed above during the three months ended June 30, 2012.

Nine Months Ended June 30, 2013 and 2012

Revenues.   We generated $7,787 and $5,714 in revenues from product sales for the nine months ended June 30, 2013 and 2012, respectively. Revenues for the periods came from one customer. Revenue earned in 2013 was pre bankruptcy.

Operating Expenses.   The decrease of approximately $855,000 in such expenses for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 is the result of the decreases in salaries from our reduced staff and decreased professional fees. Expenses in the 2013 period were pre bankruptcy.

 Income From Forgiveness of Payables and Debt.  There was no debt forgiveness reported in the six months ended June 30, 2013. For the prior period this income--$228,802-- for the nine months ended June 30, 2012 came from the conclusion of a settlement with one of our law firms with whom we have an ongoing working relationship as well as the settlement of a number of notes owed to related parties. The latter amounts were settled through the issuance of shares at a price of $.50 per share. Our stock was trading at $.06 per share at the time the shares were issued. This income for the nine months ended June 30, 2011 stems from settlements reached with certain debt holders and vendors during that time period as well as the write off of certain payables that will not be paid due to non-performance by the vendors. The amount - $872,861 - is the difference between what was owed prior to the settlement and the amounts of the settlements paid.

Interest Expense.  The decrease of approximately $23,000 for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 results from a decrease in average outstanding debt in the current period. Interest expense in the 2013 quarter was pre bankruptcy.

Income Tax Provision .  No provision for income tax benefit from net operating losses has been made for the nine months ended June 30, 2013 and 2012 as we have fully reserved the asset until realization is more likely than not.

Net Loss.    The decrease in the net loss of approximately $653,000 for the nine months ended June 30, 2013 compared the nine months ended June 30, 2012 is explained in the foregoing discussions of the various expense categories as well as in the discussion of Income From Forgiveness of Payables and Debt.

Basic and Diluted Loss per Share.  The change in basic and diluted net loss per share for the nine months ended June 30, 2013 reflects the change in net loss position discussed above as well as by the increase in weighted average shares outstanding during the nine months ended June 30, 2013.

Liquidity and Capital Resources

Cash as of June 30, 2013 and September 30, 2011 totaled $618 and $13,386, respectively.  Subsequent to the period end of these statements and before the issuance of this report the company filed bankruptcy under chapter 7 of the United States Bankruptcy Code. Our liabilities exceeded our assets by approximately $1,900,000 and our corporate shell which trades on the OTC market was sold unencumbered. New management has arranged for the filing of our 10K and 10Q reports through small working capital loans until a new direction can be determined for the company.

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

Revenue Recognition.   The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) collectability is reasonably assured and (iv) goods have been shipped and/or services rendered.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended June 30, 2013, was placed under the supervision of a trustee after it filed for bankruptcy protection. All transactions and activity must be court approved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the nine months ended June 30, 2013.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

 (1) Incorporated by reference from our Form 8-K filed with the SEC on April 3, 2013.

(2) Incorporated by reference from our Form 8-K filed with the SEC on May 16, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 16, 2015	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ Shulamit Lazar
Shulamit Lazar
Its: Chief Executive Officer
(Authorized Officer)

Exhibit  31.1

CERTIFICATION

I, Shulamit Lazar, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended June 30, 2013 of Ecology Coatings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shulamit Lazar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Ecology Coatings, Inc. on Form 10-Q for the quarterly period ended June 30, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ecology Coatings, Inc.

By:	/s/ Shulamit Lazar
Shulamit Lazar
Chief Executive Officer, Chief Financial Officer (Authorized Officer) April 16, 2015