Form 10-K
period 2013-09-30
ECOLOGY COATINGS, INC.
filed 2015-04-16
CIK 1173313

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

SEPTEMBER 30, 2013

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

Employees

None.

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

ITEM 2. PROPERTIES

None

ITEM 3.  LEGAL PROCEEDINGS

None

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

	High Close	Low Close

Fiscal Year Ended September 30, 2013
1 st Quarter	$.10	$.01
2 nd Quarter	$.05	$.01
3 rd Quarter	$.05	$.02
4 th Quarter	$.02	$.02

Fiscal Year Ended September 30, 2012
1 st Quarter	$.15	$.05
2 nd Quarter	$.13	$.07
3 rd Quarter	$.15	$.06
4 th Quarter	$.13	$.01

As of September 30, 2013, we had approximately 400 shareholders of record of our common stock.

Recent Issuances of Unregistered Securities

We did not repurchase any of our securities during the year ended September 30, 2013.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.

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

Operating Results

Years Ended September 30, 2013 and 2012

Results From Operations

Revenues. Product sales generated revenues of $7,787 for the fiscal year ended September 30, 2013. We had $5,714 in revenue for the fiscal year ended September 30, 2012.

Operating Expenses.   The decrease of approximately $963,000 in such expenses for the year ended September 30, 2013 compared to the year ended September 30, 2012. Professional fees decreased by approximately $72,000 and compensation expense decreased by approximately $641,000 were the major components of the decreases.

  Income from Forgiveness of Accounts Payable. The income in this category resulted from the settlement of amounts owed to several vendors and note holders. The figure for fiscal year ended September 30, 2013 represents a decrease of approximately $228,000 over the fiscal year ended September 30, 2012.

Interest Expense.  The decrease of approximately $37,000 for the year ended September 30, 2013 compared to the year ended September 30, 2012. There were no interest expense in the 2013 quarter which was in bankruptcy proceedings.

Income Tax Provision .  No provision for income tax benefit from net operating losses has been made for the year ended September 30, 2013 and 2012 as we have fully reserved the asset until realization is more likely than not.

Net Loss.    The decrease in the net loss of approximately $843,000 for the year ended September 30, 2013 compared to the year ended September 30, 2012 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share.  The change in basic and diluted net loss per share for the year ended September 30, 2013 reflects the change in net loss position discussed above during the year ended September 30, 2013.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of September 30, 2013 and September 30, 2012 totaled $618 and $13,386, respectively.  Subsequent to the period end of these statements and before the issuance of this report the company filed bankruptcy under chapter 7 of the United States Bankruptcy Code. Our liabilities exceeded our assets by approximately $1,900,000 and our corporate shell which trades on the OTC market was sold unencumbered. New management has arranged for the filing of our 10K and 10Q reports through small working capital loans until a new direction can be determined for the company.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (1 person).

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

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2013, was placed under the supervision of a trustee after it filed for bankruptcy protection. All transactions and activity must be court approved.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of September 30, 2013, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Age	Position
Joe Nirta	49	Director
Sally Ramsey	59	Director and Vice President – New Product Development
F. Thomas Krotine	71	Vice President – Business Development

Set forth below is certain biographical information regarding each of our directors and officers as of September 30, 2013.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons holding more than 10% of a registered class of the equity securities of the Company to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended 2013, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The Company has ceased paying wages to our executives since filing for bankruptcy protection on May 15, 2013. The table below summarizes wages past pre bankruptcy over the past two years.

SUMMARY COMPENSATION TABLE

						All Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)

Sally Ramsey	2012	$75,000	-0-	-0-	$-0-	$-0-	$75,000
Vice President New Product Development	2012	$75,000	-0-	-0-	$-0-	$-0-	$75,000

F. Thomas Krotine	2012	$65,000	-0-	-0-	$-0-	$-0-	$65,000
Vice President Business Development	2012	$65,000	-0-	-0-	$-0-	$-0-	$65,000

Kevin P. Stolz	2012	$42,000	-0-	-0-	$-0-	$-0-	$42,000
Chief Financial Officer	2012	$42,000	-0-	-0-	$-0-	$-0-	$42,000

GRANTS OF PLAN BASED AWARDS

Any outstanding option awards subsequently cancelled in our bankruptcy settlement have not been presented here.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Any outstanding awards subsequently cancelled in our bankruptcy settlement have not been presented here.

  ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

At September 30, 2013, 37,685,333 shares of our common stock, $.001 par value per share, were issued and beneficially outstanding. The following table sets forth information as of September 30, 2012 with respect to beneficial ownership of our common stock by (i) each director and executive officer acting in the capacity as such on September 30, 2012 including any person holding the position of CEO or CFO at any time during the fiscal year of 2012, (ii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 37,685,333 shares of common stock beneficially outstanding on September 30, 2012. Unless otherwise indicated, the address of each such person is c/o Ecology Coatings, Inc., 24663 Mound Road, Warren, MI  48091. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

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

(2)  Represents shares of common stock and options to acquire shares of our common stock.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

All transactions since our bankruptcy filing are subject to approval of our trustee.

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2012, UHY LLP provided various audit, audit related and non-audit services to us as follows, our auditors resigned effective fiscal year 2013:

	For the Year Ended September 30,
	2013	2012

Audit Fees	$-0-	$11,500

Audit Related Fees	-0-	-0-

Tax Fees	-0-	-0-

All Other Fees	-0-	-0-

Total Fees	$-0-	$11,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 2015.

Date:	April 16 , 2015	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Shulamit Lazar
Shulamit Lazar
CEO/CFO
(Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Shulamit Lazar Shulamit Lazar	CEO/CFO (Principal Executive Officer)	April 16 , 2015

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ecology Coatings, Inc

We have audited the accompanying balance sheet of Ecology Coatings, Inc. as of September 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ecology Coatings, Inc. will continue as a going concern. As more fully described in Note 9, the Company had an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
February 8, 2015

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008

Registered Public Company Accounting Oversight Board Firm

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS

	9/30/2013	9/30/2012
	Audited	Audited
Assets
Current assets
Cash	$618	$13,386
Accounts receivabke	1,238	0
Prepaid expenses	0	34,950
Total Current Assets	1,856	48,336
Property, plant and equipment, net	37,249	46,783
Intangible assets, net	192,864	207,189

Total Assets	$231,969	$302,308

Liabilities and Equity(Deficit)
Current liabilities
Accounts payable and accrued expenses	$164,960	$80,842
Interest payable	189,845	140,752
Judgment payable	604,330	604,330
Notes payable related party - current portion	1,138,500	1,115,698
Notes payable - current portion	0	0
Preferred dividends payable	14,508	4,464
Total Current Liabilities	2,112,143	1,946,086
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' equity
Preferred Stock 10,000,000 authorized at $.001 par value
shares issued and outstanding 271 and 1,938
at September 30, 2013 and September 30, 2012	1	1
Common Stock 90,000,000 authorized at $0.001 par value;
shares issued and outstanding 54,593,032 and 14,158,506
at September 30, 2013 and September 30, 2012	54,593	54,593
Additional paid-in capital	28,615,490	28,615,490
Retained earnings	(30,550,258)	(30,313,862)
Total equity(deficit)	(1,880,174)	(1,643,778)
Total liabilities and equity(deficit)	$231,969	$302,308

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	9/30/2013	9/30/2012
	Audited	Audited

Revenues	$7,787	$5,714

Operating expenses	185,046	1,148,760

Net income(loss) from operations	(177,259)	(1,143,046)

Other income(expense)
Debt forgiveness	0	228,802
Interest expense	(49,093)	(87,698)
Total Other Income (Expense)	(49,093)	141,104

Income(loss) from continuing operations
before income taxes	(226,352)	(1,001,942)

Income taxes	0	(67,637)

Net income(loss)	$(226,352)	$(1,069,579)

Preferred dividend beneficial conversion features	0	(395,000)

Preferred dividends - stock dividends	(10,044)	(74,864)

Net income(loss) available to common shareholders	$(236,396)	$(1,539,443)

Basic and Diluted income per share
Basic and diluted income per share	(0.00)	(0.04)

Weighted average number of shares
outstanding basic and diluted	54,593,032	28,949,263

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	9/30/2013	9/30/202
	Audited	Audited
Cash flows from operating activities
Net income (loss) from continuing operations	$(226,352)	$(1,069,579)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	23,859	33,049
Stock option expense	0	196,121
Issuance of stock for payables, services	0	11,249
Forgiveness of debt	0	(228,802)

(Increase) decrease in accounts receivable	(1,238)	0
(Increase) decrease in prepaid expenses	34,950	(4,813)
Increase (decrease) in accounts payable	81,920	(192,157)
Increase (decrease) in judgements payable	0	604,330
Increase (decrease) in interest payable	49,093	(264,522)
Net cash used in operating activities	(37,768)	(915,124)
Cash flows from investing activities
Increase in patents and trademarks	0	(19,196)
Purchase fixed assets	0	(350)
Net cash provided(used) by investing activities	0	(19,546)
Cash flows from financing activities
Payments on notes payable	0	0
Proceeds from debt issuance	25,000	221,272
Proceeds from preferred stock	0	655,000
Net cash provided(used) by financing activities	25,000	876,272
Net increase(decrease) in cash	(12,768)	(58,398)

Cash, beginning of period	13,386	71,784

Cash, end of period	$618	$13,386

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Years Ended
	9/30/2013	9/30/2012
	Unaudited	Unaudited

Supplemental disclosure of cash
flow information

Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental disclosure of
non-cash activities

Debt converted into preferred shares	$0	$2,500

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Audited)
OCTOBER 1, 2011 THROUGH SEPTEMBER 30, 2013

						Additional
		Common stock		Preferred stock		paid in	Accumulated
		Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at	30-Sep-11	14,158,506	$14,159	1,938	$2	$27,296,585	$(28,774,419)	$(1,463,673)

Preferred dividends		0	0	100	0	101,968	(74,864)	27,104

Conversion of preferred
shares for common shares		38,207,933	38,208	(2,422)	(7)	(38,201)	0	0

Stock issued for payables		2,226,593	2,226	0	0	9,023	0	11,249

Stock option expense		0	0	0	0	196,121	0	196,121

Beneficial conversion
on preferred stock		0	0	0	0	395,000	(395,000)	0

Issuance preferred stock		0	0	655	6	654,994	0	655,000

Net income for the year
ended September 30, 2012		0	0	0	0	0	(1,069,579)	(1,069,579)

Balance at	30-Sep-12	54,593,032	54,593	271	1	28,615,490	(30,313,862)	(1,643,778)

Preferred dividends		0	0	0	0	0	(10,044)	(10,044)

Net income for the year
ended September 30, 2013		0	0	0	0	0	(226,352)	(226,352)

Balance at	30-Sep-13	54,593,032	$54,593	271	$1	$28,615,490	$(30,550,258)	$(1,880,174)

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

Note 2 — Concentrations

There were no material concentrations of revenues or risk during the year ending September 30, 2013.

  Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

 We have an unsecured note payable due to Deanna Stromback, a principal shareholder and former director and sister of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2013 and September 30, 2012, the note had an outstanding balance of $110,500.  The accrued interest on the note was $39,882 and $34,812 as of September 30, 2013 and September 30, 2012, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have an unsecured note payable due to Doug Stromback, a principal shareholder and former director and brother of our former Chairman, Rich Stromback, which bears interest at 4% per annum with principal and interest due on December 31, 2009.  As of September 30, 2013 and September 30, 2012, the note had an outstanding balance of $133,000.  The accrued interest on the note was $33,130 and $28,917 as of September 30, 2013 and September 30, 2012, respectively.  The note is currently in default and carries conversion rights that allow the holder to convert all or part of the outstanding balance into shares of our common stock upon mutually agreeable terms and conversion price.

We have a secured note payable to John Salpietra, a member of our Board of Directors. This note bears interest at 4.75% per annum, is secured by a lien on our intellectual property, and is convertible into shares of our common stock at $.06 per share. On December 15, 2011, the parties agreed to extend the due date to December 4, 2012. As of September 30, 2012 and September 30, 2011, the note had an outstanding balance of $600,000.  On June 26, 2012, we issued a note for $40,000 to Mr. Salpietra. The note bears interest at 5% per annum, is unsecured, and matures on September, 26, 2012. Additionally, on June 28, 2012, we issued a note for $100,000 to Mr. Salpietra. The note bears interest at 5% per annum, is unsecured, and matures on September, 28, 2012. Accrued interest on all notes was $102,026 and $71,429 as of September 30, 2013 and September 30, 2012, respectively.

Effective May 1, 2012, we entered into a lease with J.M. Land Co. for office space for our headquarters. J.M. Land Co. is an entity owned by James Juliano, our Chairman. We pay monthly rent of $1,000, and the gas and electric utilities which have historically averaged approximately $1,000 per month.   See also Note 5—Commitments and Contingencies—Lease Agreements.

On January 2, 2012, we entered into a Sale and Leaseback Agreement with J.M. Land Co. where we raised cash by selling and leasing back our laboratory and computer equipment.  Our balance sheet reflected a liability of $4,396 as of September 30, 2013.

On June 12, 2012, we issued a note for $30,000 to Omega Development Corporation, an entity owned by James Juliano. The note bears interest at 5% per annum, is unsecured, and matures on September, 12, 2012. Accrued interest of $1,286 was owed as of September 30, 2013.

We paid $27,000 in director fees to our Chairman James Juliano for the year ended September 30, 2013.  We paid $8,000 in director fees to Mr. Juliano for the year ended September 30, 2012.

On August 15, 2012, we issued a promissory note to Joe Nirta in the principal amount of $100,000 bearing interest at 5% per annum. The note is due in full on November 16, 2012. The note is convertible into shares of our common stock on terms mutually agreed upon by the parties.

Note 4 — Notes Payable

We have the following notes as of September 30 2013:

Both of the notes payable in the foregoing table were in default as of September 30, 2011.  A judgment of $604,330 was entered against us on December 30, 2011 in a lawsuit brought by Mr. Shaheen which had the effect of converting the notes into the judgment. The judgment included amounts for principal, interest and attorney’s fees. Because the notes were converted into a judgment, they are no longer in default and the amount of the judgment is reflected on the September 30, 2013 balance sheet as “Judgment Payable”.  Accrued interest of $3,027 was owing on the judgment as of June 20, 2012.

 Note 5 — Commitments and Contingencies

Contingencies.

All contingencies have been settled through our bankruptcy petition in September 2014 subsequent to this financial reporting period.

Lease Commitments.

None.

Note 6 — Equity

 There were no shares issued during this fiscal quarter

Note 7 — Stock Options

There were no stock options issued during this fiscal quarter. As part of our bankruptcy agreement approved on September 19, 2014 all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes were cancelled and extinguished.

Note 8 -- Income Taxes

As of September 30, 2013, the Company had approximately $5,761,879 in net operating loss carry forwards for federal income tax purposes which expire between 2014 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

Components of deferred tax assets and (liabilities) are as follows:

	2013	2012
Net operating loss carry forwards valuation available	$5,761,879	$5,535,327

Valuation Allowances	(2,016,658)	(1,937,364)
Deferred Tax Asset	2,016,658	1,937,364
Net Deferred Tax Asset	$-0-	$-0-

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of S2,016,658 at September 30, 2013 and $1,937,364 at September 30, 2012. During the years ended September 30, 2013 and 2012 the company did not utilize any of its NOL.

Note 9 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the years ended September 30, 2013 and 2012, we incurred net losses.  We had working capital deficits and negative cash flows. On May 15, 2013 with no other options, the Company filed under chapter 7 for bankruptcy protection. Chapter 7 allowed the Company's corporate shell to subsequently emerge as its only asset on September 19, 2014 with all liabilities settled. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Exhibit 31.1

CERTIFICATION

 I, Shulamit Lazar, certify that:

1.	I have reviewed this Form 10-K for the year ended September 30, 2013 of Ecology Coatings, Inc.:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shulamit Lazar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Ecology Coatings, Inc. on Form 10-K for the annual period ended September  30, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Ecology Coatings, Inc.

By:	/s/ Shulamit Lazar
Shulamit Lazar
Chief Executive Officer, Chief Financial Officer (Authorized Officer) April 16, 2015