Form 10-Q
period 2014-06-30
ECOLOGY COATINGS, INC.
filed 2015-04-17
CIK 1173313

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

ECOLOGY COATINGS, INC.

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2014

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS

	6/30/2014	9/30/2013

Assets
Current assets
Cash	$548	$618
Accounts receivable	1,238	1,238
Total Current Assets	1,786	1,856
Property, plant and equipment, net	37,249	37,249
Intangible assets, net	192,864	192,864

Total Assets	$231,899	$231,969

Liabilities and Equity(Deficit)

Total liabilities subject to compromise	2,112,143	2,112,143
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' deficit
Preferred Stock 10,000,000 authorized at $.001 par value
shares issued and outstanding 271 and 271
at June 30, 2014 and September 30, 2013	1	1
Common Stock 90,000,000 authorized at $0.001 par value;
shares issued and outstanding 54,593,032 and 54,593,032
at June 30, 2014 and September 30, 2013	54,593	54,593
Additional paid-in capital	28,615,490	28,615,490
Retained earnings	(30,550,328)	(30,550,258)
Total equity(deficit)	(1,880,244)	(1,880,174)
Total liabilities and equity(deficit)	$231,899	$231,969

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Revenues	$0	$0	$0	$7,787

Operating expenses	30	19,373	70	185,046

Net income(loss) from operations	(30)	(19,373)	(70)	(177,259)

Other income(expense)
Interest expense	0	(16,537)	0	(49,093)
Total Other Income (Expense)	0	(16,537)	0	(49,093)

Income(loss) from continuing operations
before income taxes	(30)	(35,910)	(70)	(226,352)

Income taxes	0	(67,637)	0	0

Net income(loss)	$(30)	$(103,547)	$(70)	$(226,352)

Preferred dividends - stock dividends	0	(3,348)	0	(10,044)

Net income(loss) available to common shareholders	$(30)	$(106,895)	$(70)	$(236,396)

Basic and Diluted income per share
Basic and diluted income per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares
outstanding basic and diluted	54,593,032	54,593,032	54,593,032	54,593,032

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	6/30/2014	6/30/2013

Cash flows from operating activities
Net income (loss) from continuing operations	$(70)	$(226,352)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	23,859

(Increase) decrease in accounts receivable	0	(1,238)
(Increase) decrease in prepaid expenses	0	34,950
Increase (decrease) in accounts payable	0	81,920
Increase (decrease) in interest payable	0	49,093
Net cash used in operating activities	(70)	(37,768)
Cash flows from investing activities
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities
Proceeds from debt issuance	0	25,000
Net cash provided(used) by financing activities	0	25,000
Net increase(decrease) in cash	(70)	(12,768)

Cash, beginning of period	618	13,386

Cash, end of period	$548	$618

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the Nine Months Ended
	6/30/2014	6/30/2013

Supplemental disclosure of cash
flow information

Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental disclosure of
non-cash activities

Debt converted into preferred shares	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.

(DEBTOR IN POSSESSION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

 Note 2 — Concentrations

There were no material concentrations of revenues or risk during the quarter ending June 30, 2014.

Note 3 — Related Party Transactions

There were no related party transactions during the quarter ending June 30, 2014.

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

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the three months ended June 30, 2014, we incurred net losses.  We had working capital deficits and negative cash flows. On May 15, 2013 with no other options, the Company filed under chapter 7 for bankruptcy protection. Chapter 7 allowed the Company's corporate shell to subsequently emerge as its only asset on September 19, 2014 with all liabilities settled. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Operating Results

Three Months Ended June 30, 2014 and 2013

Revenues.   We generated $0 and $0 in revenues for the three months ended June 30, 2014 and 2013. The Company operated during the 2014 quarter in bankruptcy proceedings.

Operating Expenses.   The decrease of approximately $21,000 in such expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is the result of the decreases in insurance cost that was prepaid and expensed in 2013. Expenses in the 2014 quarter were approved in bankruptcy proceedings.

Interest Expense.  The decrease of approximately $16,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. There were no interest expense in the 2014 quarter which was in bankruptcy proceedings.

Income Tax Provision .  No provision for income tax benefit from net operating losses has been made for the three months ended June 30, 2014 and 2013 as we have fully reserved the asset until realization is more likely than not.

Net Loss.    The decrease in the net loss of approximately $104,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share.  The change in basic and diluted net loss per share for the three months ended June 30, 2014 reflects the change in net loss position discussed above during the three months ended June 30, 2014.

Nine Months Ended June 30, 2014 and 2013

Revenues.   We generated $0 and $7,787 in revenues for the nine months ended June 30, 2014 and 2013. The Company operated during the 2014 period in bankruptcy proceedings.

Operating Expenses.   The decrease of approximately $185,000 in such expenses for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 is the result of the decreases in insurance cost that was prepaid and expensed in 2013. Other substantial decreases were recorded in compensation expense. Expenses in the 2014 period were approved in bankruptcy proceedings.

Interest Expense.  The decrease of approximately $49,000 for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. There were no interest expense in the 2014 period which was in bankruptcy proceedings.

Income Tax Provision .  No provision for income tax benefit from net operating losses has been made for the nine months ended June 30, 2014 and 2013 as we have fully reserved the asset until realization is more likely than not.

Net Loss.    The decrease in the net loss of approximately $226,000 for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 is explained in the foregoing discussions of the various expense categories.

Basic and Diluted Loss per Share.  The change in basic and diluted net loss per share for the nine months ended June 30, 2014 reflects the change in net loss position discussed above during the nine months ended June 30, 2014.

Liquidity and Capital Resources

Cash as of June 30, 2014 and September 30, 2013 totaled $548 and $618, respectively.  Subsequent to the period end of these statements and before the issuance of this report the company filed bankruptcy under chapter 7 of the United States Bankruptcy Code. Our liabilities exceeded our assets by approximately $1,900,000 and our corporate shell which trades on the OTC market was sold unencumbered. New management has arranged for the filing of our 10K and 10Q reports through small working capital loans until a new direction can be determined for the company.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2014, was placed under the supervision of a trustee after it filed for bankruptcy protection. All transactions and activity must be court approved.

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
(Registrant)

By: /s/ Shulamit Lazar
Shulamit Lazar
Its: Chief Executive Officer
(Authorized Officer)

Exhibit  31.1

CERTIFICATION

I, Shulamit Lazar, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended June 30, 2014 of Ecology Coatings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shulamit Lazar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Ecology Coatings, Inc. on Form 10-Q for the quarterly period ended June 30, 2014 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ecology Coatings, Inc.

By:	/s/ Shulamit Lazar
Shulamit Lazar
Chief Executive Officer, Chief Financial Officer (Authorized Officer) April 17, 2015