Form 10-K
period 2014-09-30
ECOLOGY COATINGS, INC.
filed 2015-04-17
CIK 1173313

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Large accelerated filer  □                       Accelerated filer  □

Non-accelerated filer  □                         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30 2014, approximately 54,593,032 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $818,895 based on the available OTCQB closing price of $0.015 per share on June 30, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2014, the number of shares of common stock of the registrant outstanding was 54,593,032 and the number of shares of convertible preferred stock outstanding was 271.

FORM 10-K

ECOLOGY COATINGS, INC.

SEPTEMBER 30, 2014

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

“Ecology”, “we”, “us”, or “our” refer to Ecology Coatings, Inc. and its wholly-owned subsidiary, Ecology Coatings, Inc., a California corporation.

ITEM 1.   DESCRIPTION OF BUSINESS

The Company filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 using "fresh start" accounting under section 852-10-45-17 as of date of sale corporate shell to reflect intangible assets sale through section 363 of the US bankruptcy code. Any business description below and all reporting results of the operating results reported in this filing for the fiscal year ending September 30, 2014 are post "fresh start" activity and not comparable to prior results. Post bankruptcy the company has been operating a web site for the sale of women's apparel.

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

The Company has filed for chapter 7 bankruptcy with the United States Bankruptcy Court

On May 15, 2013 the Company filed for chapter 7 bankruptcy protection. On September 19, 2014 the Company's corporate shell has emerged from bankruptcy through a section 363 asset sale. The Company post bankruptcy has all the same risk as any new start up venture.

Our lack of history makes evaluating our business difficult.

We have a limited operating history and we may not sustain profitability in the future.

To sustain profitability, we must:

-                      develop and identify new clients in need of our services;

-                      compete with larger, more established competitors in the online legal forms and services industry as well as traditional legal service professionals;

-                      maintain and enhance our brand recognition; and

-                      adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our lack of operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance. For example, we expect that our future annual growth rate in revenues will be moderate and likely be less than the growth rates experienced in the early part of our history.

We may be subject to regulatory inquiries, claims, suits prosecutions which may impact our profitability.

Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may be unable to continue paying the costs of being public.

The costs of being a public company may be substantial and the Company may not be able to absorb the costs of being a public company which may cause us to cease being public in the future or require additional fundraising in order to remain in business. We estimate that in the future, costs for legal and accounting at $20,000 per year.

Expanding our service offerings or number of offices may not be profitable.

We may choose to develop products and services to offer. Developing new offerings involves inherent risks, including:

-                      our inability to estimate demand for the new offerings;

-                      competition from more established market participants;

-                      a lack of market understanding.

In addition, expanding into new geographic areas and/or expanding current service offerings is challenging and may require integrating new employees into our culture as well as assessing the demand in the applicable market.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Because we have a limited history of operations we may not be able to successfully implement our business plan.

 We have less than one year of operational history in our industry. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

If we fail to effectively manage our growth, our business, brand and reputation, results of operations and financial condition may be adversely affected.

We may experience a rapid growth in operations, which may place significant demands on our management team and our operational and financial infrastructure. As we continue to grow, we must effectively identify, integrate, develop and motivate new employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we believe we will have to offer attractive compensation packages. The risks of over-hiring or over compensating and the challenges of integrating a rapidly growing employee base may impact profitability.

Additionally, if we do not effectively manage our growth, the quality of our services could suffer, which could adversely affect our business, brand and reputation, results of operations and financial condition. If operational, technology and infrastructure improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues. To effectively manage our growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. This will require that we refine our information technology systems to maintain effective online services and enhance information and communication systems to ensure that our employees effectively communicate with each other and our growing base of customers. These system enhancements and improvements will require significant incremental and ongoing capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements and maintenance programs effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired and we may incur additional expenses.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

 Our future business and results of operations depend in significant part upon the continued contributions of our founder and Chief Executive Officer Shulamit Lazar. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We may not effectively ensure that our website is accessible and any significant disruption in our online services could adversely affect our business, brand and reputation, results of operations, financial condition and future prospects.

A key element of our business model is the ability of our customers to access our website and our ability to fulfill orders. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. At times we have experienced, or may in the future experience, website disruptions, outages, and other performance problems due to a variety of factors, including infrastructure maintenance, human or software errors, capacity constraints, denial-of-service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows. If our website is unavailable when customers attempt to access it, our customers may seek other solutions to address their legal needs and may not return to our website in the future. To the extent that we do not effectively address future capacity constraints, upgrade our systems as needed and continually develop our online legal platform to accommodate actual and anticipated technology changes, our business, brand and reputation, results of operations, financial condition and future prospects could be adversely affected.

If we fail to adequately protect our website from computer malware, viruses, hacking, phishing and denial-of-service attacks, our brand and reputation and our ability to retain existing customers and attract new customers could be harmed.

Computer malware, viruses, hacking, phishing and denial-of-service attacks have become more prevalent in the online services industry. Denial-of-service attacks, a type of security attack which affects access to and speed of operation of our website, have occurred on our systems in the past, and may occur on our systems in the future. Any failure to maintain performance, reliability, security, and availability of our interactive legal documents services and online technology platform to the satisfaction of our customers may harm our brand and reputation and our ability to retain existing customers and attract new customers, which could adversely affect our business, results of operations and financial condition.

Due to the lack of a current public market for our stock, investors may have difficulty in selling stock they purchase

Prior to this Offering, no public trading market existed for the Company’s securities. There can be no assurance that a public trading market for the Company’s common stock will develop or that a public trading market, if develop, will be sustained. The common stock sold pursuant to this prospectus will be freely tradable, however will not be eligible for quotation on the Over the Counter Bulletin Board. Although the Company intends to become eligible for quotation on the Over the Counter Bulletin Board through having a registered broker dealer submit a Form 15c211 with the National Association of Securities Dealers, there can be no assurance as to when the Company’s common stock will be declared eligible for quotation on the OTCBB. In addition, while the Company’s common stock may be eligible for quotation on the "Pink Sheets", the Company does not intend on pursuing having its common stock listed for quotation on the Pink Sheets. Thus, it is anticipated that there will be little or no market for the Shares until the Company is eligible to have its common stock quoted on the OTCBB and as a result, an investor may find it difficult to dispose of any Shares purchased hereunder. Because there is none and may be no public market for the Company’s stock, the Company may not be able to secure future equity financing which would have a material adverse effect on the Company.

Furthermore, when and if the Company’s common stock is eligible for quotation on the OTCBB, there can also be no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares.

As a result, investors could find it more difficult to trade, or to obtain accurate quotations of the market value of, the stock as compared to securities that are traded on the NASDAQ trading market or on an exchange. and an investor may find it difficult to dispose of any Shares purchased hereunder.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, beginning with our 2014 annual report on Form 10-K to be filed in 2014, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an "emerging growth company," which may be up to five full years following the date of this offering. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.

We have not paid dividends and do not anticipate the payment of dividends

The Company does not currently intend to pay cash dividends on its common stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business. Because no dividends will be paid, purchasers of shares should not expect any return on their investment in the form of cash dividends.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus).  Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file).  If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.  After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.  Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act.  However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies).  The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold.  This means that access to information regarding our business and operations will be limited.

Risks Related to the Market for our Stock

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the Shares available for trading on the OTCBB, investors should consider any secondary market for the Company's securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

 We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  We anticipate that our common stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  No members of the board of directors are independent directors.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our Chief Executive Officer and Director owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions .

Our Chief Executive Officer and Director Shulamit Lazar owns a significant percentage of our outstanding voting securities. As a result, currently, and after the offering, he will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There may not be funds available for net income because our Chief Executive Officer and Director maintains significant control and can determine her own salary and perquisites.

Our Chief Executive Officer and Director Shulamit Lazar all of our convertible preferred securities. As a result, there may not be funds available for net income because he maintains significant control and can determine her own salary and perquisites.

Because our Chief Executive Officer and Director maintains significant control, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of the Company's Internal Controls over financial reporting for the year ending September 30 following the year in which this registration statement is declared effective. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Chief Executive Officer and Director Shulamit Lazar owns all of our outstanding voting securities, and will continue to own the majority of our voting securities after the offering, it may not be possible to have adequate internal controls.  We cannot predict what affect this will have on our stock price.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, authorize the issuance of 90,000,000 shares of common stock. and terms of the bankruptcy sale allow for up to a 5,000 for 1 reverse stock split and the issuance of 60,000,000 shares has already been approved.  Accordingly, our existing shareholders may be less than one percent of our authorized common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may electot relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

There is no current established trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained.  While we intend to seek a quotation on the OTC Bulletin Board, there can be no assurance that any such trading market will develop, and purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Our unpredictable cash flow may make it difficult to pay our expenses and to capitalize on opportunities.

Once we have acquired a tax lien certificate, we will not know when or if it will be redeemed by the owner of the underlying property. Property owners may almost immediately redeem the certificate, may redeem the certificate at some other time prior to the expiration of the statutory redemption period or may allow the property to be foreclosed. Once a property is foreclosed, we will not be able to predict how quickly it may be rented or sold and therefore, we may have difficulty in predicting and maintaining cash flow. A lack of sufficient cash flow may make it difficult for us to pay our expenses and may make it difficult to capitalize on opportunities to purchase additional tax lien certificates, either of which may have a material adverse effect on the Company.

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

	High Close	Low Close

Fiscal Year Ended September 30, 2014
1 st Quarter	$.02	$.00
2 nd Quarter	$.01	$.01
3 rd Quarter	$.02	$.01
4 th Quarter	$.02	$.01

Fiscal Year Ended September 30, 2013
1 st Quarter	$.10	$.01
2 nd Quarter	$.05	$.01
3 rd Quarter	$.05	$.02
4 th Quarter	$.02	$.02

As of September 30, 2014, we had approximately 400 shareholders of record of our common stock.

Recent Issuances of Unregistered Securities

We did not repurchase any of our securities during the year ended September 30, 2014.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.

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

Overview

The Company filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 using "fresh start" accounting under section 852-10-45-17 as of date of sale corporate shell to reflect intangible assets sale through section 363. Any business description below and all reporting results of the operating results reported in this filing for the fiscal year ending September 30, 2014 are post "fresh start" activity and not comparable to prior results. Post bankruptcy the company has been operating a web site for the sale of women's apparel.

Operating Results

Post "fresh start" bankruptcy period September 19, 2014 to September 30 2014

Revenues. The company had zero revenues for the period

Operating expenses. The Company had operating expenses of 24,030 for the period. The majority of which was professional fees to prepare and bring our SEC filings up to date.

Interest Expense. None

Net Loss. Our entire net loss is due to and detailed in our operating expenses above.

Pre Bankruptcy Periods Ended September 18, 2014 and the year ended September 30 2013

Results From Operations

Revenues. Product sales generated zero revenue for the period ended September 18, 2014 and revenues of $7,787 for the fiscal year ended September 30, 2013. A decrease of $7,787 was the result of our ending operations in 2013.

Operating Expenses.   Operating expenses were $70 for the period ended September 18, 2014 and $185,046 for the fiscal year ended September 30, 2013. A decrease of $184,976 was the result of our ending operations in 2013. Most of our 2013 expeses were professional fees and compensation from early in the year.

Interest Expense.  Interest expense was not accrued during our bankruptcy period ended September 18, 2014 and was $49,093.

Net Loss.    During our bankruptcy period ending September 18, 2014 our loss of $70 was the result of bank charges only, decreasing our net loss by 236,926 from the pre bankruptcy period ending September 30, 2013 in which our net loss details are itemized above.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of September 30, 2014 was $0, respectively.  Post bankruptcy our new management has arranged for the filing of our 10K and 10Q reports through small working capital loans until a new direction can be determined for the company.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (1 person).

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

Changes in Internal Control over Financial Reporting

The Company emerged from bankruptcy and trustee supervision after the sale of its corporate shell during the year ended September 30, 2014. The company continues to have the same internal control problems from the previous year.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of September 30, 2014, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Age	Position
Shulamit Lazar	49	Director

Set forth below is certain biographical information regarding each of our directors and officers as of September 30, 2013.

Shulamit Lazar.   On October 20, 2008, joined our Board of Directors as one of the Board appointments made by Equity 11.  Mr. Nirta was the co-founder of B served as Bond Desk Group’s chief information officer and a board member since 1999. He has a Bachelor of Mathematics in Computer Science from the University of Waterloo, Waterloo, Ontario, and is a Certified Oracle DBA.  Mr. Nirta’s prior experience in the operation and sale of a startup company is especially valuable to us.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes wages past pre bankruptcy over the past two years.

SUMMARY COMPENSATION TABLE

						All Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)

Shulamit Lazar	2014	$0	-0-	-0-	$-0-	$-0-	$0
CEO/CFO	2013	$0	-0-	-0-	$-0-	$-0-	$0

GRANTS OF PLAN BASED AWARDS

Any outstanding option awards have been cancelled in our bankruptcy settlement in the prior year. There have been no additional plan awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Any outstanding equity awards have been cancelled in our bankruptcy settlement in the prior year. There have been no additional plan awards.

  ITEM 12  SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

At September 30, 2014, 54,593,032 shares of our common stock, $.001 par value per share, were issued and beneficially outstanding. The following table sets forth information as of September 30, 2014 with respect to beneficial ownership of our common stock by (i) each director and executive officer acting in the capacity as such on September 30, 2014 including any person holding the position of CEO or CFO at any time during the fiscal year of 2014, (ii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 54,593,032 shares of common stock beneficially outstanding on September 30, 2014. Unless otherwise indicated, the address of each such person is c/o Ecology Coatings, Inc., 8605 Santa Monica Blvd., Los Angeles CA. 90069. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Amount and
	Nature
	of Beneficial
Name and Address of Beneficial Owner	Ownership	Percentage

Shulamit Lazar(1)	27,000,000	77.4%
8605 Santa Monica Blvd., Los Angeles, CA 90069

All executive officers and directors as a group	27,000,000	78.5%

*Less than 1%

(1)  Represents potential shares of convertible preferred stock.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

All transactions since our bankruptcy filing are subject to approval of our trustee.

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

For the Year Ended September 30,
	2014	2013

Audit Fees	$-0-	$-0-

Audit Related Fees	-0-	-0-

Tax Fees	-0-	-0-

All Other Fees	-0-	-0-

Total Fees	$-0-	$-0-

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

*            Filed herewith.

(1) Incorporated by reference from our Form 8-K filed with the SEC on October 1, 2014.

(2) Incorporated by reference from our Form 8-K filed with the SEC on October 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April, 2015.

Date:	April 17 , 2015	ECOLOGY COATINGS, INC.
Registrant)

By: /s/ Shulamit Lazar
Shulamit Lazar
CEO/CFO
(Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Shulamit Lazar Shulamit Lazar	CEO/CFO (Principal Executive Officer)	April 17 , 2015

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ecology Coatings, Inc

We have audited the accompanying balance sheet of Ecology Coatings, Inc. as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period September 19, 2014 through September 30, 2014(post bankruptcy), the period October 1, 2013 through September 18, 2014 and the year ended September 30, 2013. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecology Coatings, Inc. as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the the period September 19, 2014 through September 30, 2014(post bankruptcy), the period October 1, 2013 through September 18, 2014 and the year ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ecology Coatings, Inc. will continue as a going concern. As more fully described in Note 9, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
February 28, 2015

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008

Registered Public Company Accounting Oversight Board Firm

ECOLOGY COATINGS, INC.
CONSOLIDATED BALANCE SHEETS

	9/30/2014	9/30/2013

Assets
Current assets
Cash	$0	$618
Accounts receivable	0	1,238
Inventory	795	0
Total Current Assets	0	1,856
Property, plant and equipment, net	0	37,249
Intangible assets, net	64,594	192,864

Total Assets	$64,594	$231,969

Liabilities and Equity(Deficit)

Accrued expenses	18,030	0
Note payable	7,000	0
Related party note payable	9,000	0
Total liabilities subject to compromise	0	2,112,143
	34,030	2,112,143
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' deficit
Preferred Stock 10,000,000 authorized at $.001 par value
shares issued and outstanding 271 and 271
at September 30, 2014 and September 30, 2013	1	1
Common Stock 90,000,000 authorized at $0.001 par value;
shares issued and outstanding 54,593,032 and 54,593,032
at September 30, 2014 and September 30, 2013	54,593	54,593
Additional paid-in capital	0	28,615,490
Retained earnings	(24,030)	(30,550,258)
Total equity(deficit)	30,564	(1,880,174)
Total liabilities and equity(deficit)	$64,594	$231,969

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period 9/19/14 to 9/30/14	For thr Period 10/1/13 to 9/18/14	For the Period 10/1/12 to 9/30/13

	Post Bankruptcy

Revenues	$0	$0	$7,787

Operating expenses	24,030	70	185,046

Net income(loss) from operations	(24,030)	(70)	(177,259)

Other income(expense)
Interest expense	0	0	(49,093)
Total Other Income (Expense)	0	0	(49,093)

Income(loss) from continuing operations
before income taxes	(24,030)	(70)	(226,352)

Income taxes	0	0	0

Net income(loss)	$(24,030)	$(70)	$(226,352)

Preferred dividends - stock dividends	0	0	(10,044)

Net income(loss) available to common shareholders	$(24,030)	$(70)	$(236,396)

Basic and Diluted income per share
Basic and diluted income per share	(0.00)	(0.00)	(0.00)

Weighted average number of shares
outstanding basic and diluted	54,593,032	54,593,032	54,593,032

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period 9/19/14 to 9/30/14	For the Period 10/1/13 to 9/18/14	For the Period 10/1/12 to 9/30/13

	Post Bankruptcy
Cash flows from operating activities
Net income (loss) from continuing operations	$(24,030)	$(70)	$(226,352)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	0	23,859

(Increase) decrease in accounts receivable	0	1,238	(1,238)
(Increase) decrease in prepaid expenses	0	0	34,950
(Increase) decrease in inventory	(795)	0	0
Increase (decrease) in accounts payable	18,030	0	81,920
Increase (decrease) in interest payable	0	0	49,093
Net cash used in operating activities	(6,795)	1,168	(37,768)
Cash flows from investing activities
Acquisition intangible assets	(64,594)	0	0
Net cash provided(used) by investing activities	(64,594)	0	0
Cash flows from financing activities
Fresh start adjustment	30,389	0	0
Bankruptcy liquidated assets	0	(1,786)	0
Capital injection to bankruptcy trustee	25,000	0	0
Proceeds from related party debt	9,000	0	0
Proceeds from debt issuance	7,000	0	25,000
Net cash provided(used) by financing activities	71,389	(1,786)	25,000
Net increase(decrease) in cash	0	(618)	(12,768)

Cash, beginning of period	0	618	13,386

Cash, end of period	$0	$0	$618

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the Period 9/19/14 to 9/30/14	For the Period 10/1/13 to 9/18/14	For the Period 10/1/12 to 9/30/13

	Post Bankruptcy

Supplemental disclosure of cash
flow information

Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Supplemental disclosure of
non-cash activities

Fresh start adjustment	$0	$30,550,328	$0
Bankruptcy reorganization	$0	$1,880,244	$0

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OCTOBER 1, 2012 THROUGH SEPTEMBER 30, 2014

						Additional
		Common stock		Preferred stock		paid in	Accumulated
		Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at	1-Oct-12	54,593,032	$54,593	271	$1	$28,615,490	$(30,313,862)	$(1,643,778)

Preferred dividends		0	0	0	0	0	(10,044)	(10,044)

Net income for the year
ended September 30, 2013		0	0	0	0	0	(226,352)	(226,352)

Balance at	30-Sep-13	54,593,032	54,593	271	1	28,615,490	(30,550,258)	(1,880,174)

Fresh start
Adjustments		0	0	0	0	(30,495,734)	30,550,328	54,594

Net income for the period
10/1/2013 to 9/18/2014		0	0	0	0	0	(70)	(70)

Reorganization adjustments		0	0	0	0	1,880,244	0	1,880,244

Balance at	18-Sep-14	54,593,032	54,593	271	1	0	0	54,594
(POST BANKRUPTCY)
Net income for the period
9/19/2014 to 9/30/2014		0	0	0	0	0	(24,030)	(24,030)

Balance at	30-Sep-14	54,593,032	54,593	271	1	0	(24,030)	30,564

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Note 1 — Summary of Significant Accounting Policies

Description of the Company.   We were originally incorporated on March 12, 1990 in California (“Ecology-CA”).  Our current entity was incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”).  OCIS completed a merger with Ecology-CA on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc.  The Company filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 using "fresh start" accounting under section 852-10-45-17 as of date of sale corporate shell to reflect intangible assets sale through section 363. Any business description below and all reporting results of the operating results reported in this filing for the fiscal period ending September 30, 2014 are post "fresh start" activity and not comparable to prior results. Post bankruptcy the company has been operating a web site for the sale of women's apparel.

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

Note 2 — "Fresh Start" Accounting

ECOLOGY COATINGS, INC.
FRESH START ADJUSTMENTS
		Dr(CR)		Dr(CR)
		Reorganization		Fresh Start
	9/19/2014	Adjustments		Adjustments		9/19/2014
Assets
Current assets
Cash	$548	(548)	(1)			$0
Accounts receivable	1,238	(1,238)	(1)			0
Total Current Assets	1,786					0
Property, plant and equipment, net	37,249	(37,249)	(1)			0
Intangible assets, net	192,864	(192,864)	(1)	54,594	(2)	54,594

Total Assets	$231,899					$54,594

Liabilities and Equity(Deficit)

Total liabilities subject to compromise	2,112,143	2,112,143	(1)			0
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' deficit
Predecessor Preferred Stock 10,000,000 authorized
at $.001 par value shares issued and outstanding 271
at September 19, 2013	1			(1)	(3)	0
Successor Preferred Stock 10,000,000 authorized
shares issued and outstanding 271 at $.001 par value
at September 19, 2014				1	(2)	1
Predecessor/Successor Common Stock 90,000,000 authorized
at $0.001 par value; shares issued and outstanding
54,593,032 at September 19, 2014	54,593					54,593
Additional paid-in capital	28,615,490	(1,880,244)	(1)	30,495,734	(3)	0
Retained earnings	(30,550,328)			(30,550,328)	(4)	0
Total equity(deficit)	(1,880,244)					54,594
Total liabilities and equity(deficit)	$231,899	$0		$0		$54,594

(1) Reorganization adjustments reflect the transfer of $2,112,143 of liabilities subject to compromise and asstes to the bankruptcy trustee accordance with the plan of bankruptcy provisions.

(2) Fresh-start adjustments under section 852-10-45-17 as of date of sale corporate shell to reflect intangible assets sale through section 363 of the bankruptcy code.

(3) Fresh-start adjustments under ASC 852-10-45-17 to predecessor preferred stock and APIC reflect the cancellation of the predecessor's preferred stock.

(4) Fresh-start adjustment to retained earnings (accumulated deficit) resets accumulated deficit to zero.

  Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

 We have an unsecured demand note payable due to Shulamit Lazar, our sole officer and director for funds advanced the Company through the bankruptcy process. This is unsecured with a zero percent interest rate and is payable on demand.

As part of the bankruptcy sale Shulamit Lazar was awarded all 271 of the convertible preferred shares.

Note 4 — Notes Payable

We have the following notes as of September 30 2014:

Post bankruptcy the Company acquired the assets of Seene LLC.(a ready to operate web site business). In addition to a $3,000 deposit the Company signed a note payable for $7,000. This note is due September 24, 2014 and carries a zero percent interest rate. This note is note in default.

 Note 5 — Commitments and Contingencies

Contingencies.

All contingencies have been settled through our bankruptcy petition in September 2014 subsequent to this financial reporting period.

Lease Commitments.

None.

Note 6 — Equity

Common Stock

As of September 30 the Company had 90,000,000 shares of Common Stock authorized par value $0.001 and the holders of the Company's common stock are entitled to one vote per share of common stock held. and the Company had 54,593,032 shares issued and outstanding. Additionally as part of the bankruptcy sale the Company has already been authorized to effect a reverse stock split up to 5,000 for 1 and may issue up to 60,000,000 additional common shares.

Preferred Stock

As of September 30, 2014 the Company had 10,000,000 shares of Preferred Stock authorized par value $.001 and the holders of the Company's Preferred Stock can convert each share into 100,000 shares of voting Common Stock. Additionally each Preferred Share is entitled to the voting rights 100,000 common stock shares. The Company had 271 shares issued and outstanding as of September 30, 2014.

Note 7 — Stock Options

There were no stock options issued during this fiscal year. As part of our bankruptcy agreement approved on September 19, 2014 all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes were cancelled and extinguished for the current and prior fiscal years.

Note 8 -- Income Taxes

As of September 30, 2014, the Company had approximately $24,030 in post bankruptcy net operating loss carry forwards for federal income tax purposes which expire between 2014 and 2032.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 34% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

Components of deferred tax assets and (liabilities) are as follows:

	2014	2013
Net operating loss carry forwards valuation available	$24,030	$-0-

Valuation Allowances	(3,605)	-0-
Deferred Tax Asset	3,605	-0-
Net Deferred Tax Asset	$-0-	$-0-

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of $3,305 at September 30, 2014 During the period ended September 30, 2014 the company did not utilize any of its NOL.

Note 9 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited post bankruptcy operations and a working capital deficit as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10 - Acquisitions

On September 25, 2014 the company entered into an agreement to buy the ready to operate business assets of Seene LLC. The cost of this acquisition was $10,000 which was allocated $795 to inventory and $9,205 to the intangible assets of the "MeTu" trade name and web site MeTuBoutique.com.

Note 11 - Subsequent Events

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Exhibit 31.1

CERTIFICATION

 I, Shulamit Lazar, certify that:

1.	I have reviewed this Form 10-K for the year ended September 30, 2014 of Ecology Coatings, Inc.:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shulamit Lazar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Ecology Coatings, Inc. on Form 10-K for the annual period ended September  30, 2014 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Ecology Coatings, Inc.

By:	/s/ Shulamit Lazar
Shulamit Lazar
Chief Executive Officer, Chief Financial Officer (Authorized Officer) April 17, 2015