Form 10-Q
period 2015-03-31
ECOLOGY COATINGS, INC.
filed 2015-05-15
CIK 1173313

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2015, the number of shares of common stock of the registrant outstanding was 54,593,032 and the number of shares of convertible preferred stock outstanding was 271.

ECOLOGY COATINGS, INC.

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2014

ECOLOGY COATINGS, INC.
CONSOLIDATED BALANCE SHEETS

	3/31/2015	9/30/2014

Assets
Current assets
Cash	$0	$0
Accounts receivable	0	0
Inventory	795	795
Total Current Assets	0	0
Property, plant and equipment, net	0	0
Intangible assets, net	64,594	64,594

Total Assets	$64,594	$64,594

Liabilities and Equity(Deficit)

Accrued expenses	$19,900	$18,030
Note payable	7,000	7,000
Related party note payable	9,000	9,000
Total liabilities subject to compromise	0	0
	35,900	34,030
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' deficit
Preferred Stock 10,000,000 authorized at $.001 par value
shares issued and outstanding 271 and 271
at March 31, 2015 and September 30, 2014	1	1
Common Stock 90,000,000 authorized at $0.001 par value;
shares issued and outstanding 54,593,032 and 54,593,032
at March 31, 2015 and September 30, 2014	54,593	54,593
Additional paid-in capital	0	0
Retained earnings	(25,900)	(24,030)
Total equity(deficit)	28,694	30,564
Total liabilities and equity(deficit)	$64,594	$64,594

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Revenues	$0	$0	$0	$0

Operating expenses	840	30	1,870	40

Net income(loss) from operations	(840)	(30)	(1,870)	(40)

Other income(expense)
Interest expense	0	0	0	0
Total Other Income (Expense)	0	0	0	0

Income(loss) from continuing operations
before income taxes	(840)	(30)	(1,870)	(40)

Income taxes	0	0	0	0

Net income(loss)	$(840)	$(30)	$(1,870)	$(40)

Basic and Diluted income per share
Basic and diluted income per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares
outstanding basic and diluted	54,593,032	54,593,032	54,593,032	54,593,032

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	3/31/2015	3/31/2014

Cash flows from operating activities
Net income (loss) from continuing operations	$(1,870)	$(40)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	0

(Increase) decrease in accounts receivable	0	0
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable	1,870	0
Increase (decrease) in interest payable	0	0
Net cash used in operating activities	0	(40)
Cash flows from investing activities
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities
Payments on notes payable	0	0
Net cash provided(used) by financing activities	0	0
Net increase(decrease) in cash	0	(40)

Cash, beginning of period	0	618

Cash, end of period	$0	$578

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Six Months Ended
	3/31/2015	3/1/2014

Supplemental disclosure of cash
flow information

Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental disclosure of
non-cash activities

None	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

  Note 3 — Related Party Transactions

Tere were no related party transaction during the quarter ending March 31, 2015

Note 4 — Notes Payable

We have the following notes as of March 31, 2015:

Post bankruptcy the Company acquired the assets of Seene, LLC.(a ready to operate web site business). In addition to a $3,000 deposit the Company signed a note payable for $7,000. This note is due September 24, 2015 and carries a zero percent interest rate. This note is not in default.

 Note 5 — Commitments and Contingencies

Contingencies.

All contingencies have been settled through our bankruptcy petition in September 2014 subsequent to this financial reporting period.

Lease Commitments.

None.

Note 6 — Equity

Common Stock

As of March 31, 2015 the Company had 90,000,000 shares of Common Stock authorized par value $0.001 and the holders of the Company's common stock are entitled to one vote per share of common stock held. and the Company had 54,593,032 shares issued and outstanding. Additionally as part of the bankruptcy sale the Company has already been authorized to effect a reverse stock split up to 5,000 for 1 and may issue up to 60,000,000 additional common shares.

Preferred Stock

As of March 31, 2015 the Company had 10,000,000 shares of Preferred Stock authorized par value $.001 and the holders of the Company's Preferred Stock can convert each share into 100,000 shares of voting Common Stock. Additionally each Preferred Share is entitled to the voting rights 100,000 common stock shares. The Company had 271 shares issued and outstanding as of September 30, 2014.

Note 7 — Stock Options

There were no stock options issued during this fiscal year. As part of our bankruptcy agreement approved on September 19, 2014 all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes were cancelled and extinguished for the current and prior fiscal years.

Note 8 -- Income Taxes

As of March 31, 2015, the Company had approximately $25,900 in post bankruptcy net operating loss carry forwards for federal income tax purposes which expire between 2014 and 2032.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 34% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

Components of deferred tax assets and (liabilities) are as follows:

	2015	2014
Net operating loss carry forwards valuation available	$25,900	$-0-

Valuation Allowances	(3,885)	-0-
Deferred Tax Asset	3,885	-0-
Net Deferred Tax Asset	$-0-	$-0-

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of $3,885 at March 31, 2015 During the period ended March 31, 2015 the company did not utilize any of its NOL.

Note 9 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited post bankruptcy operations and a working capital deficit as of March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operating Results

Three Months Ended March 31, 2015 and 2014

Revenues.   We generated $0 and $0 in revenues for the three months ended March 31, 2015 and 2014. The Company operated during the 2014 quarter in bankruptcy proceedings.

Operating Expenses.   Our operating expenses were $840 in the three months ended March 31, 2015 as compared to $30 for the three months ended March 31, 2014. The increased $810 in such expenses for the three months ended March 31, 2015 is the result of the operating the Company administrative operations and our web site.

Interest Expense.  There were no interest expense for either period

Net Loss.    The increase in the net loss of $810 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is explained in the foregoing discussions of the various expense categories.

Six Months Ended March 31, 2015 and 2014

Revenues.   We generated $0 and $0 in revenues for the six months ended March 31, 2015 and 2014. The Company operated during the 2014 period in bankruptcy proceedings.

Operating Expenses.   Our operating expenses were $1,870 in the six months ended March 31, 2015 as compared to $40 for the six months ended March 31, 2014. The increased $1,830 in such expenses for the six months ended March 31, 2015 is the result of the operating the Company administrative operations and our web site.

Interest Expense.  There were no interest expense for either period

Net Loss.    The increase in the net loss of $1,830 for the six months ended March 31, 2015 compared to the six months ended March 31, 2014 is explained in the foregoing discussions of the various expense categories.

Liquidity and Capital Resources

Cash as of March 31, 2015 was $0.

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

During the three months ended March 31, 2015, there were no changes.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the three months ended March 31, 2015.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2015	ECOLOGY COATINGS, INC.
(Registrant)

By: /s/ Shulamit Lazar
Shulamit Lazar
Its: Chief Executive Officer
(Authorized Officer)

Exhibit  31.1

CERTIFICATION

I, Shulamit Lazar, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended March 31, 2015 of Ecology Coatings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 15, 2015

/s/ Shulamit Lazar

Shulamit Lazar

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shulamit Lazar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Ecology Coatings, Inc. on Form 10-Q for the quarterly period ended March 31, 2015 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ecology Coatings, Inc.

By:	/s/ Shulamit Lazar
Shulamit Lazar
Chief Executive Officer, Chief Financial Officer (Authorized Officer) May 15, 2015