Form 10-Q/A
period 2015-03-31
ECOLOGY COATINGS, INC.
filed 2015-06-05
CIK 1173313

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No.1 to Form 10-Q

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

EXPLANATORY NOTE

Ecology Coatings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, which was originally filed on May 15, 2015. This Form 10-Q/A is being filed to reflect the restatement of (a) Part I, Item 1 - Financial Statements; and (b) Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on May 15, 2015.

ECOLOGY COATINGS, INC.

FORM 10-Q INDEX

FOR THE QUARTER ENDED MARCH 31, 2015

ECOLOGY COATINGS, INC.
CONSOLIDATED BALANCE SHEETS

	3/31/2015	9/30/2014

Assets
Current assets
Cash	$0	$0
Accounts receivable	2,260	0
Inventory	494	795
Total Current Assets	2,754	795
Property, plant and equipment, net	0	0
Intangible assets, net	64,594	64,594

Total Assets	$67,348	$65,389

Liabilities and Equity(Deficit)

Accrued expenses	19,900	18,030
Note payable	7,000	7,000
Related party note payable	9,000	9,000
Total liabilities subject to compromise	0	0
	35,900	34,030
Commitments and Contingencies (Note 5)
Ecology Coatings. Inc. ("ECOC") shareholders' deficit
Preferred Stock 10,000,000 authorized at $.001 par value
shares issued and outstanding 271 and 271
at March 31, 2015 and September 30, 2014	1	1
Common Stock 90,000,000 authorized at $0.001 par value;
shares issued and outstanding 54,593,032 and 54,593,032
at March 31, 2015 and September 30, 2014	54,593	54,593
Additional paid-in capital	0	0
Retained earnings	(23,146)	(23,235)
Total equity(deficit)	31,448	31,359
Total liabilities and equity(deficit)	$67,348	$65,389

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Revenues	$2,260	$0	$2,260	$0

Cost of sales	301	0	301	0

Gross profit	1,959	0	1,959	0

Operating expenses	840	30	1,870	40

Net income(loss) from operations	1,119	(30)	89	(40)

Other income(expense)
Interest expense	0	0	0	0
Total Other Income (Expense)	0	0	0	0

Income(loss) from continuing operations
before income taxes	1,119	(30)	89	(40)

Income taxes	0	0	0	0

Net income(loss)	$1,119	$(30)	$89	$(40)

Basic and Diluted income per share
Basic and diluted income per share	0.00	(0.00)	0.00	(0.00)

Weighted average number of shares
outstanding basic and diluted	54,593,032	54,593,032	54,593,032	54,593,032

"The accompanying notes are an integral part of these consolidated financial statements."

ECOLOGY COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	3/31/2015	3/31/2014

Cash flows from operating activities
Net income (loss) from continuing operations	$89	$(40)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	0

(Increase) decrease in accounts receivable	(2,260)	0
(Increase) decrease in inventory	301	0
Increase (decrease) in accounts payable	1,870	0
Increase (decrease) in interest payable	0	0
Net cash used in operating activities	0	(40)
Cash flows from investing activities
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities
Payments on notes payable	0	0
Net cash provided(used) by financing activities	0	0
Net increase(decrease) in cash	0	(40)

Cash, beginning of period	0	618

Cash, end of period	$0	$578

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

(1) Reorganization adjustments reflect the transfer of $2,112,143 of liabilities subject to compromise and assets to the bankruptcy trustee accordance with the plan of bankruptcy provisions.

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

  Note 3 — Related Party Transactions

There were no related party transactions during the quarter ending March 31, 2015.

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

Operating Results

Three Months Ended March 31, 2015 and 2014

Revenues.   We generated $2,260 and $0 in revenues and $301 and $0 in cost of sales for the three months ended March 31, 2015 and 2014. The Company operated during the 2014 quarter in bankruptcy proceedings.

Operating Expenses.   Our operating expenses were $840 in the three months ended March 31, 2015 as compared to $30 for the three months ended March 31, 2014. The increased $810 in such expenses for the three months ended March 31, 2015 is the result of the operating the Company administrative operations and our web site.

Interest Expense.  There were no interest expense for either period

Net Income (Loss.).    The increase in the net income of $1,119 for the three months ended March 31, 2015 compared to $(30) for the three months ended March 31, 2014 is explained in the foregoing discussions of the various expense categories.

Six Months Ended March 31, 2015 and 2014

Revenues.   We generated $2,260 and $0 in revenues and $301 and $0 in cost of sales for the six months ended March 31, 2015 and 2014. The Company operated during the 2014 period in bankruptcy proceedings.

Operating Expenses.   Our operating expenses were $1,870 in the six months ended March 31, 2015 as compared to $40 for the six months ended March 31, 2014. The increased $1,830 in such expenses for the six months ended March 31, 2015 is the result of the operating the Company administrative operations and our web site.

Interest Expense.  There were no interest expense for either period

Net Loss.    The increase in the net loss of $89 for the six months ended March 31, 2015 compared to $(40) for the six months ended March 31, 2014 is explained in the foregoing discussions of the various expense categories.

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

Date:	June 5, 2015	ECOLOGY COATINGS, INC.
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

June 5, 2015

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
Shulamit Lazar
Chief Executive Officer, Chief Financial Officer (Authorized Officer) June 5, 2015