Form 10-K
period 2015-09-30
METU BRANDS, INC.
filed 2015-11-27
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2015

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-91436

METU BRANDS, INC.

(Exact name of Company in its charter)

Nevada	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

8605 Santa Monica Blvd. Suite 41336, Los Angeles, CA 90069-4109

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (310) 598-7872

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [  ] No[X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

As of September 30 2015, approximately 11,144 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $39,56 based on the available OTCQB closing price of $3.55 per share on September 30, 2015.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 27, 2015, the number of shares of common stock of the registrant outstanding was 60,011,144 and the number of shares of convertible preferred stock outstanding was 271.

No documents are incorporated into the text by reference.

Metu Brands, Inc.

Form 10-K

For the Fiscal Year Ended September 30, 2015

Table of Contents

PART I

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission.

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

ITEM 1.   DESCRIPTION OF BUSINESS

The Company filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 using "fresh start" accounting under section 852-10-45-17 as of date of sale corporate shell to reflect intangible assets sale through section 363 of the US bankruptcy code.  Any business description below and all reporting results of the operating results reported in this filing for the fiscal year ending September 30, 2015 and 2014 are post "fresh start" activity and not comparable to prior results. Post bankruptcy the company has been operating a web site for the sale of women's apparel.

Employees

None.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

None

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “MTOO”.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
12/31/14	0.02	0.01
3/30/15	0.01	0.00
6/30/15	0.00	0.00
9/31/15	28.00	0.01

12/31/13	0.02	0.01
3/30/14	0.01	0.01
6/30/14	0.01	0.01
9/31/14	0.02	0.01

b)  Holders.  As of November 27, 2015, we had approximately 89 shareholders of record of our common stock.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  None.

e)  Performance graph.  Not applicable.

f) Sale of unregistered securities.  We did not repurchase any of our securities during the year ended September 30, 2015.  Sales of unregistered securities have been previously reported on Form 8-Ks filed with the Commission.

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

Operating Results

Post "fresh start" bankruptcy period September 19, 2014 to September 30 2015

Revenues. The company generated revenues of $3,360 for the period.

Operating expenses. The Company had operating expenses of $35,120 for the period. The majority of which was professional fees to prepare and bring our SEC filings up to date.

Interest Expense. None

Net Loss. Our entire net loss is due to and detailed in our operating expenses above.

Pre Bankruptcy Periods Ended September 18, 2014 and the year ended September 30 2014

Results From Operations

Revenues. Product sales generated zero revenue for the period ended September 18, 2014 and for the fiscal year ended September 30, 2014.

Operating Expenses.   Operating expenses were $70 for the period ended September 18, 2014 and $23,235 for the fiscal year ended September 30, 2014.  An increase of $23,165 was the result of our purchase ofthe assets of Metu Brands, Inc. as well as professional fees to prepare and bring our SEC filings up to date.

Interest Expense.  None.

Net Loss.    During our bankruptcy period ending September 18, 2014 our loss of $70 was the result of bank charges only. Our loss of $23,235 for the period ending September 30, 2014 was the result of our purchase of the assets of Metu Brands, Inc. as well as professional fees to prepare and bring our SEC filings up to date.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of September 30, 2015 was $3,360.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Metu Brands, Inc.

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metu Brands, Inc.

(formerly Ecology Coatings, Inc.)

We have audited the accompanying balance sheet of Metu Brands, Inc. (formerly Ecology Coatings, Inc.) as of September 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2015 and the period September 19, 2014 through September 30, 2014(post bankruptcy), the period October 1, 2013 through September 18, 2014. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metu Brands, Inc. (formerly Ecology Coatings, Inc.)  as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the year ended September 30, 2015 and the period September 19, 2014 through September 30, 2014(post bankruptcy), the period October 1, 2013 through September 18, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Metu Brands, Inc. (formerly Ecology Coatings, Inc.)  will continue as a going concern. As more fully described in Note 9, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey

October 31, 2015

METU BRANDS, INC.

(Formerly Ecology Coatings, Inc.)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND 2014

(Audited)

	9/30/2015	9/30/2014
Assets
Current assets
Cash	$3,360	$ 0
Inventory	274	795
Total Current Assets	3,634	795
Property, plant and equipment, net	0	0
Intangible assets, net	64,594	64,594
Total Assets	$68,228	$65,389

Liabilities and Equity (Deficit)
Accrued expense	23,150	18,030
Note payable	7,000	7,000
Related party note payable	9,000	9,000
Total Liabilities	39,150	34,030

Commitments and Contingencies (Note 5)
Preferred stock 10,000,000 authorized at $0.001 par value shares; issued and outstanding 271 and 271 at September 30, 2015 and September 30, 2014	1	1
Common stock 90,000,000 authorized at $0.001 par value; shares issued and outstanding 60,011,144 and 11,144 at September 30, 2015 and September 30, 2014	60,011	11
Additional paid-in capital	24,582	54,582
Retained earnings	(55,516)	(23,235)
Total equity (deficit)	29,078	31,359
Total liabilities and equity (deficit)	$68,228	$65,389

The accompanying notes are an integral part of these consolidated financial statements.

METU BRANDS, INC.

(Formerly Ecology Coatings, Inc.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

(Audited)

	For the year ended September 30, 2015	For the period from September 19, 2014 through September 30, 2014	For the period from October 1, 2013 through September 18, 2014
Revenues	$3,360	$ 0	$ 0
Cost of sales	521	0	0
Gross profit	2,839	0	0

Operating expenses	35,120	23,235	70

Net income (loss) from operations	(32,281)	(23,235)	(70)

Other income (expense)
Interest expense	0	0	0
Total Other Income (Expense)	0	0	0

Income (loss) from continuing operations before income taxes	(32,281)	(23,235)	(70)

Income taxes	0	0	0

Net income (loss)	$(32,281)	$(23,235)	$ (70)

Basic and Diluted income per share	(0.01)	(2.08)	(0.01)
Weighted average number of shares outstanding - basic and diluted	5,000,929	11,144	11,144

The accompanying notes are an integral part of these consolidated financial statements.

METU BRANDS, INC.

(Formerly Ecology Coatings, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

(Audited)

	Common stock		Preferred stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at October 1, 2013	11,144	$ 11	271	$ 1	$28,670,072	$(30,550,258)	$(1,880,174)

Fresh start adjustments	0	0	0	0	(30,495,734)	30,550,328	54,594
Reorganization adjustments	0	0	0	0	1,880,244	0	(1,880,244)
Net income for the period ended September 18, 2014	0	0	0	0	0	(70)	(70)

Balance at September 18, 2014	11,144	11	271	1	54,582	0	54,594
(POST BANKRUPTCY)
Net income for the period ended September 30, 2014	0	0	0	0	0	(23,235)	(23,235)

Balance at September 30, 2014	11,144	11	271	1	54,582	(23,235)	31,359

Stock issued as compensation	30,000,000	30,000	0	0	0	0	30,000
Bankruptcy shares issued	30,000,000	30,000	0	0	(30,000)	0	0
Net income for the year ended September 30, 2015	0	0	0	0	0	(32,281)	(32,281)

Balance at September 30, 2015	60,011,144	$60,011	271	$ 1	$ 24,582	$ (55,516)	$ 29,078

The accompanying notes are an integral part of these consolidated financial statements.

METU BRANDS, INC.

(Formerly Ecology Coatings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

(Audited)

	For the year ended September 30, 2015	For the period from September 19, 2014 through September 30, 2014	For the period from October 1, 2013 through September 19, 2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$(32,281)	$(23,235)	$ (70)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued as compensation	30,000	0	0
(Increase) decrease in accounts receivable	0	0	1,238
(Increase) decrease in inventory	521	(795)	0
Increase (decrease) in accrued expenses	5,120	17,235	0
Net cash used in operating activities	3,360	(6,795)	1,168

Cash flows from investing activities:
Acquisition of intangible assets	0	(64,594)	0
Net cash provided (used) by investing activities	0	(64,594)	0

Cash flows from financing activities:
Fresh start adjustment	0	30,389	0
Capital injection to bankruptcy trustee	0	25,000	0
Proceeds from related party	0	9,000	0
Proceeds from note payable	0	7,000	0
Net cash provided (used) by financing activities	0	71,389	0

Net increase (decrease) in cash	3,360	0	1,168
Cash, beginning of period	0	0	618
Cash, end of period	$ 3,360	$ 0	$ 1,786

Supplemental disclosure of cash flow information:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

Supplemental disclosure of non-cash activities:
Fresh start adjustment	$ 0	$ 0	$30,550,328
Bankruptcy reorganization	$ 0	$ 0	$ 1,880,244

See report of independent registered public accounting firm and notes to consolidated financial statements.

METU BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2013

Note 1 — Summary of Significant Accounting Policies

Description of the Company.   We were originally incorporated on March 12, 1990 in California (“Ecology-CA”).  Our current entity was incorporated in Nevada on February 6, 2002 as OCIS Corp. (“OCIS”).  OCIS completed a merger with Ecology-CA on July 26, 2007 (the “Merger”). In the Merger, OCIS changed its name from OCIS Corporation to Ecology Coatings, Inc.  The Company filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 using "fresh start" accounting under section 852-10-45-17 as of date of sale corporate shell to reflect intangible assets sale through section 363. On that same day the Company acquired the assets of Metu Brands, Inc including the trade name "Metu" in exchange for cash and a note. On April 28, 2015 the Company amended its articles of incorporation to change its name to Metu Brands, Inc. Any business description below and all reporting results of the operating results reported in this filing for the fiscal period ending September 30, 2014 are post "fresh start" activity and not comparable to prior results. Post bankruptcy the company has been operating a web site for the sale of women's apparel.

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

Note 2 — "Fresh Start" Accounting

METU BRANDS, INC.

(Formerly Ecology Coatings, Inc.)

FRESH START ADJUSTMENTS

	9/19/2014	Dr(CR) Reorganization Adjustments		Dr(CR) Fresh Start Adjustments		9/19/2014
Assets
Current assets
Cash	$ 548	(548)	(1)	-		$ 0
Accounts receivable	1,238	(1,238)	(1)	-		0
Total Current Assets	1,786	-		-		0
Property, plant and equipment, net	37,249	(37,249)	(1)	-		0
Intangible assets, net	192,864	(192,864)	(1)	54,594	(2)	54,594
Total Assets	$231,899	-		-		$54,594

Liabilities and Equity (Deficit)
Total liabilities subject to compromise	2,112,143	2,112,143	(1)	-		0
Commitments and Contingencies (Note 5)
Metu Brands, Inc. ("MTOO") shareholders' deficit
Predecessor Preferred Stock 10,000,000 authorized at $0.001 par value shares issued and outstanding 271 at September 19, 2014	1	-		(1	(3)	0
Successor Preferred Stock 10,000,000 authorized at $0.001 par value; shares issued and outstanding 54,593,032 at September 19, 2014	-	-		1	(2)	1
Predecessor/Successor Common Stock 90,000,000 authorized at $0.001 par value; shares issued and outstanding 54,593,032 at September 19, 2014	54,593	-		-		54,593
Additional paid-in capital	28,615,490	(1,880,244)	(1)	30,495,734	(3)	0
Retained earnings	(30,550,328)	-		(30,550,328)	(4)	0
Total equity (deficit)	(1,880,244)	-		-		54,594
Total liabilities and equity (deficit)	$ 231,899	$ 0		$ 0		$ 54,594

(1)

Reorganization adjustments reflect the transfer of $2,112,143 of liabilities subject to compromise and assets to the bankruptcy trustee in accordance with the plan of bankruptcy provisions.

(2)

Fresh-start adjustments under section 852-10-45-17 as of the date of sale of the corporate shell to reflect intangible assets sale through section 363 of the bankruptcy code.

(3)

Fresh-start adjustments under ASC 852-10-45-17 to predecessor preferred stock and APIC reflect the cancellation of the predecessor’s preferred stock.

(4)

Fresh-start adjustment to retained earnings (accumulated deficit) resets accumulated deficit to zero.

(5)

$20,000 was paid to the trustee by Shulamit Lazar for the subsequent issue of 30,000,000 common shares and $5,000 was paid to the trustee by Innovation Consulting LLC for the purchase of 271 preferred shares.

Note 3 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

 We have an unsecured demand note payable due of $9,000 to Shulamit Lazar, our sole officer and director for funds advanced the Company through the bankruptcy process. This is unsecured with a zero percent interest rate and is payable on demand.

As part of the bankruptcy sale Shulamit Lazar was awarded all 271 of the convertible preferred shares.

Shulamit Lazar received compensation of 30,000,000 shares valued at $30,000 during the year ended September 30, 2015.

Note 4 — Notes Payable

We have the following notes as of September 30, 2015 and 2014:

Post bankruptcy the Company acquired the assets of Metu Brands Inc. (a ready to operate web site business).  In addition to a $3,000 deposit the Company signed a note payable for $7,000. This note was due September 24, 2014 and carries a zero percent interest rate. This note is note in default.

Note 5 — Commitments and Contingencies

Contingencies.

All contingencies have been settled through our bankruptcy petition in September 2014 subsequent to this financial reporting period.

Lease Commitments.

None.

Note 6 — Equity

Common Stock

As of September 30, 2014 the Company had 11,144 common shares issued and outstanding and 90,000,000 shares of Common Stock authorized par value $0.001 and the holders of the Company's common stock are entitled to one vote per each share of common stock held. Additionally as part of the bankruptcy sale the Company has had a reverse stock split of  5,000 for 1 on August 13, 2014 which has been reflected retroactively in these financial statements. 30,000,000 shares of common stock was issued to Shulamit Lazar for her initial $20,000 deposit to purchase the company. The Company also issued 30,000,000 shares of common stock in the year ended September 30, 2015 to a related party (Shulamit Lazar) for services valued at $30,000. As of September 30, 2015 the company had 60,011,144 common shares outstanding.

Preferred Stock

As of September 30, 2015 the Company had 10,000,000 shares of Preferred Stock authorized par value $.001 and the holders of the Company's Preferred Stock can convert each share into 100,000 shares of voting Common Stock. Additionally each Preferred Share is entitled to the voting rights 100,000 common stock shares. Subsequent to the date of these financial statements but prior to issuance the preferred shares have been amended to carry voting and conversion rights equal to 20,000 common shares each. The Company had 271 shares issued during bankruptcy to Innovation Consulting LLC for $5,000 and 271 shares were issued and outstanding as of September 30, 2015.

Note 7 — Stock Options

There were no stock options issued during the fiscal years ended September 30 2015 and 2014.  As part of our bankruptcy agreement approved on September 19, 2014 all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes were cancelled and extinguished for the current and prior fiscal years.

Note 8 -- Income Taxes

As of September 30, 2015, the Company had approximately $85,516 in post bankruptcy net operating loss carry forwards for federal income tax purposes which expire between 2015 and 2033.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 15% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

Components of deferred tax assets and (liabilities) are as follows:

	2015	2014
Net operating loss carry forwards valuation available	$85,516	$23,235

Valuation Allowances	(29,075)	(3,485)
Deferred Tax Asset	29,075	3,485
Net Deferred Tax Asset	$-0-	$-0-

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of $29,075 at September 30, 2015 During the period ended September 30, 2015 the company did not utilize any of its NOL.

Note 9 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited post bankruptcy operations and a working capital deficit as of September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10 - Acquisitions

On September 25, 2014 the company entered into an agreement to buy the ready to operate business assets of Metu Brands Inc. The cost of this acquisition was $10,000 which was allocated $795 to inventory and $9,205 to the intangible assets of the "MeTu" trade name and web site MeTuBoutique.com.

Note 11 - Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended September 30, 2015 and 2014:

	2015	2014
Net (Loss)	$(32,281)	$(23,235)

Weighted-average common shares outstanding basic

Weighted-average common stock equivalents	5,000,929	11,144
Stock options	-	-
Warrants	-	-
Preferred stock	27,100,000	27,100,000

Weighted-average common shares outstanding - basic and diluted	3,303,773	10,000

Note 11 - Subsequent Events

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements. Other than the change in preferred shares rights itemized in note 6 above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (1 person).

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

Changes in Internal Control over Financial Reporting

The Company emerged from bankruptcy and trustee supervision after the sale of its corporate shell during the year ended September 30, 2015. The company continues to have the same internal control problems from the previous year.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of September 30, 2015, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Position	Term(s) of Office
Shulamit Lazar (49)	CEO/CFO	September 2014 to present
Director

Set forth below is certain biographical information regarding each of our directors and officers as of September 30, 2015.

Shulamit Lazar.   Joined our board in September of 2014. Ms. Lazar has worked extensively as a speech therapist educator in the New York City area since 1978. She has also worked as a consultant and bilingual speech and educational evaluator during this time as well.

Ms. Lazar received a professional degree in supervision from Brooklyn College in 2002.  She received an M.S. in Speech Pathology from Brooklyn College in 1976, and a B.A. in Speech Education from Brooklyn College in 1974.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes wages past pre bankruptcy over the past two years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Cash Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Shulamit Lazar	2015	0	0	60,000	0	0	60,000
CEO/CFO	2014	0	0	0	0	0	0

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

ITEM 12  SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

During the Bankruptcy proceedings Shulamit Lazar paid $20,000 for 30,000,000 shares which were eventually issued in September of 2015. Additionally, Shulamit Lazar was compensated, pursuant to an employment agreement, 30,000,000 additional shares which were issued in September of 2015. Innovation Consulting LLC paid $5,000 for 271 shares of preferred stock.

At September 30, 2015, 60,000,000 shares of our common stock, $.001 par value per share, were issued and beneficially outstanding. The following table sets forth information as of September 30, 2015 with respect to beneficial ownership of our common stock by (i) each director and executive officer acting in the capacity as such on September 30, 2015 including any person holding the position of CEO or CFO at any time during the fiscal year of 2015, (ii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 60,000,000 shares of common stock beneficially outstanding on September 30, 2014. Unless otherwise indicated, the address of each such person is c/o Metu Brands, Inc., 8605 Santa Monica Blvd., Los Angeles CA. 90069. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Name and Address	Amount	Percentage
Shulamit Lazar (1)	60,000,000	99.98%
8605 Santa Monica Blvd.
Los Angeles, CA 90069

All Officers and Directors as a Group (1 persons)	60,000,000	99.98%

*Less than 1%

 (1)  Represents potential shares of convertible preferred stock.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

All transactions since our bankruptcy filing are subject to approval of our trustee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended September 30,
	2015	2014
Audit Fees	$6,000	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$6,000	$0

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, September 30, 2015 and 2014

Statements of Operations for the years ended September 30, 2015 and 2014

Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2015 and 2014

Statements of Cash Flows for the years ended September 30, 2015 and 2014

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form SB-2	June 28, 2002
3.2	Amended and restated articles of incorporation	Form 8-K	July 30, 2007
3.3	Bylaws	Form SB-2	June 28, 2002
3.4	Certificate of designation	Form 8-K	August 29, 2008
4.1	Specimen stock certificate	Form SB-2	June 28, 2002
10.1	Asset purchase agreement	Form SB-2	June 28, 2002
10.2	Addendum to asset purchase agreement	Form SB-2	June 28, 2002
10.3	Form of proceeds escrow agreement	Form SB-2	June 28, 2002
10.4	Promissory note – Holmes	Form SB-2	June 28, 2002
10.5	Promissory note – Blosch	Form SB-2	June 28, 2002
10.6	Promissory note – asset purchase	Form SB-2	June 28, 2002
10.7	Agreement and plan of merger	Form 8-K	May 9, 2007
10.8	Promissory note – Richard Stromback	Form 8-K	July 30, 2007
10.9	Promissory note – Deanna Stromback	Form 8-K	July 30, 2007
10.10	Promissory note – Douglas Stromback	Form 8-K	July 30, 2007
10.11	Lock-up agreement	Form 8-K	July 30, 2007
10.12	Registration rights agreement	Form 8-K	July 30, 2007
10.13	Consulting agreement	Form 8-K	July 30, 2007
10.14	Employment agreement of Thomas Krotine	Form 8-K	July 30, 2007
10.15	Employment agreement of Adam Tracy	Form 8-K	July 30, 2007
10.16	Employment agreement of Kevin Stolz	Form 8-K	July 30, 2007
10.17	Employment agreement of David Morgan	Form 8-K	July 30, 2007
10.18	Employment agreement of Timothy Tanner	Form 8-K	July 30, 2007
10.19	First amendment to the employment agreement of Adam Tracy	Form 8-K	July 30, 2007
10.20	Employment agreement of Sally Ramsey	Form 8-K	July 30, 2007
10.21	License agreement with E.I. Du Pont de Nemours and Company	Form 8-K	July 30, 2007
10.22	License agreement with Red Spot Paint & Varnish Co.	Form 8-K	July 30, 2007
10.23	2007 Stock option and restricted stock plan	Form 8-K	July 30, 2007
10.24	Form of stock option agreement	Form 8-K	July 30, 2007
10.25	Form of subscription agreement	Form 8-K	July 30, 2007
10.26	Consulting agreement dated April 10, 2006	Form 8-K	July 30, 2007
10.26	Consulting agreement dated July 1, 2006	Form 8-K	July 30, 2007
10.27	Antenna Group client services agreement	Form 8-K	July 30, 2007
10.28	Consulting agreement dated July 15, 2006	Form 8-K	July 30, 2007
10.29	Business advisory board agreement	Form 8-K	July 30, 2007
10.30	Consulting agreement dated June 26, 2007	Form 8-K	July 30, 2007

10.31	First amendment to employment agreement of David Morgan	Form 8-K	October 23, 2007
10.32	Series I promissory note	Form 8-K	February 12, 2008
10.33	Series II promissory note	Form 8-K	February 12, 2008
10.34	Series III promissory note	Form 8-K	February 12, 2008
10.35	Allonge to promissory note dated November 13, 2003 made in favor of Richard S	Form 8-K	February 12, 2008
10.36	Allonge to promissory note dated December 15, 2003 in favor of Deanna Strom	Form 8-K	February 12, 2008
10.37	Allonge to promissory note dated August 10, 2004 made in favor of Douglas Strom	Form 8-K	February 12, 2008
10.38	Third allonge to promissory note dated February 28, 2006	Form 8-K	February 12, 2008
10.39	Promissory note dated March 1, 2008 made in favor of George Resta	Form 8-K	March 20, 2008
10.40	Promissory note dated March 1, 2008 in favor of Investment Hunter, LLC	Form 8-K	March 20, 2008
10.41	Scientific advisory board agreement with Dr. Robert Matheson	Form 8-K	April 3, 2008
10.42	Hayden Capital USA, LLC Series I promissory note	Form 8-K	May 22, 2008
10.43	Promissory note dated June 18, 2008	Form 8-K	June 24, 2008
10.44	Consulting agreement with RJS Consulting LLC	Form 8-K	September 19, 2008
10.45	Consulting agreement with DAS Ventures LLC	Form 8-K	September 19, 2008
10.46	Consulting agreement with Sales Attack LLC	Form 8-K	September 19, 2008
10.47	Consulting services agreement dated November 11, 2008	Form 8-K	November 12, 2008
16.1	Change in accountant	Form 8-K	January 6, 2006
21.1	List of subsidiaries of the company	Form 8-K	July 30, 2007
99.1	Press release dated August 28, 2007	Form 8-K	August 30, 2007
99.2	Directorship agreement	Form 8-K	August 30, 2007
99.3	Indemnification agreement	Form 8-K	August 30, 2007
99.4	Donald Campion letter of resignation	Form 8-K	July 17, 2008
99.5	Resignation of Thomas Krotine	Form 8-K	September 17, 2008
99.6	Resignation of David Morgan	Form 8-K	September 17, 2008
99.7	Resignation of Richard Stromback	Form 8-K	September 17, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metu Brands, Inc.

/s/ Shulamit Lazar

By: Shulamit Lazar

Chief Executive Officer, Chief Financial Officer

Director

Date:  November 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Shulamit Lazar	CEO, CFO,	November 27, 2015
Controller, Director,