Form 10-Q
period 2015-12-31
American BriVision (Holding) Corp
filed 2016-02-23
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedDecember 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number333-91436

American BriVision (Holding) Corporation.

(Exact name of Registrant as specified in its charter)

Nevada	26-0014658
State or jurisdiction of	IRS Employer
incorporation or organization	Identification Number

11 Sawyers Peak Drive, Goshen, NY 10924

Tel: 845-291-1291

(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 18, 2016, there were 66,422,502 shares of common stock, par value per share $0.001, outstanding.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” which discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K and its amendment filed with the Securities and Exchange Commission (the “SEC”); in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, and information contained in other reports that we file with the SEC. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONSOLIDATED BALANCE SHEETS

	12/31/2015	9/30/2015

Assets
Current assets
Cash	$37	$3,360
Inventory	274	274
Total Current Assets	311	3,634
Intangible assets, net	64,594	64,594

Total Assets	$64,905	$68,228

Liabilities and Equity

Accrued expenses	-	23,150
Note payable	-	7,000
Related party note payable	-	9,000
	-	39,150
Commitments and Contingencies (Note 5)
Metu Brands. Inc. ("MTOO") shareholders' equity
Preferred Stock 10,000,000 authorized at $.001 par value shares issued and outstanding 0 and 271 at December 31, 2015 and September 30, 2015	-	1
Common Stock 90,000,000 authorized at $0.001 par value; shares issued and outstanding 65,431,144 and 60,011,144 at December 31, 2015 and September 30, 2015	65,431	60,011
Additional paid-in capital	45,583	24,582
Retained earnings	(46,109)	(55,516)
Total equity	64,905	29,078
Total liabilities and equity	$64,905	$68,228

"The accompanying notes are an integral part of these consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended 12/31/2015	For the three months ended 12/31/2014

Revenues	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses	3,323	1,030

Net income(loss) from operations	(3,323)	(1,030)

Other income(expense)
Cancellation of debt	13,150	-
Total Other Income (Expense)	13,150	0

Income(loss) from continuing operations before income taxes	9,827	(1,030)

Income taxes	-	-

Net income(loss)	$9,827	$(1,030)

Basic and Diluted income per share
Basic and diluted income per share	0.00	(0.00)

Weighted average number of shares outstanding basic and diluted	61,817,811	54,593,032

"The accompanying notes are an integral part of these consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the three months ended 12/31/2015	For the three months ended 12/31/2014

Cash flows from operating activities
Net income (loss) from continuing operations	$9,827	$(1,030)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in notes payable	(7,000)	-
Increase (decrease) in accrued expenses	(6,150)	1,030
Net cash used in operating activities	(3,323)	-

Cash flows from investing activities
Net cash provided(used) by investing activities	-	-

Cash flows from financing activities
Net cash provided(used) by financing activities	-	-
Net increase(decrease) in cash	(3,323)	-

Cash, beginning of period	3,360	-

Cash, end of period	$37	$-

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

"The accompanying notes are an integral part of these consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND SEPTEMBER 30, 2015

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

Note 2 — Related Party Transactions

We have borrowed funds for our operations from certain major stockholders, directors and officers as disclosed below.

 We have an unsecured demand note payable due of $9,000 to Shulamit Lazar, our sole officer and director for funds advanced the Company through the bankruptcy process. This is unsecured with a zero percent interest rate and is payable on demand. The whole amount was cancelled on December 2, 2015.

As part of the bankruptcy sale Shulamit Lazar was awarded all 271 of the convertible preferred shares, which were converted into 5,420,000 shares of common stocks on November 30, 2015.

Shulamit Lazar received compensation of 30,000,000 shares valued at $30,000 during the year ended September 30, 2015.

The related party notes payable was $0 and $9,000 as of December 31, 2015 and September 30, 2015, respectively.

Note 3 — Notes Payable

We have the following notes as of September 30, 2015:

Post bankruptcy the Company acquired the assets of Seene LLC (a ready to operate web site business). In addition to a $3,000 deposit the Company signed a note payable for $7,000. This note was due September 24, 2014 and carries a zero percent interest rate. This note payable was cancelled on November 4. 2015.

The notes payable was $0 and $7,000 as of December 31, 2015 and September 30, 2015, respectively.

Note 4 — Commitments and Contingencies

Contingencies.

All contingencies have been settled through our bankruptcy petition in September 2014 subsequent to this financial reporting period.

Lease Commitments.

None.

Note 5 — Equity

Common Stock

As of September 30, 2014 the Company had 11,144 common shares issued and outstanding and 90,000,000 shares of Common Stock authorized par value $0.001 and the holders of the Company's common stock are entitled to one vote per each share of common stock held. Additionally as part of the bankruptcy sale the Company has had a reverse stock split of 5,000 for 1 on August 13, 2014 which has been reflected retroactively in these financial statements. 30,000,000 shares of common stock was issued to Shulamit Lazar for her initial $20,000 deposit to purchase the company. The Company also issued 30,000,000 shares of common stock in the year ended September 30, 2015 to a related party (Shulamit Lazar) for services valued at $30,000. As of December 31, 2015 and September 30, 2015 the company had 65,431,144 and 60,011,144 common shares outstanding, respectively.

Preferred Stock

As of September 30, 2015 the Company had 10,000,000 shares of Preferred Stock authorized par value $.001 and the holders of the Company's Preferred Stock can convert each share into 100,000 shares of voting Common Stock. Additionally each Preferred Share is entitled to the voting rights 100,000 common stock shares. Subsequent to the date of these financial statements but prior to issuance the preferred shares have been amended to carry voting and conversion rights equal to 20,000 common shares each. The Company had 271 shares issued during bankruptcy to Innovation Consulting LLC for $5,000 and 271 shares were issued and outstanding as of September 30, 2015. The shares were converted into 5,420,000 shares of common stocks on November 30, 2015.

Note 6 — Stock Options

There were no stock options issued during the period ended December 31, 2015 and September 30, 2015. As part of our bankruptcy agreement approved on September 19, 2014 all common conversion rights of any kind including the equity compensation plan without limitation , warrants, options and convertible notes were cancelled and extinguished for the current and prior fiscal years.

Note 7 — Income Taxes

As of December 31, 2015 , the Company had approximately $75,689 in post bankruptcy net operating loss carry forwards for federal income tax purposes which expire between 2015 and 2033.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 15% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

Components of deferred tax assets and (liabilities) are as follows:

	2015	2014
Net operating loss carry forwards valuation available	$75,689	$25,060

Valuation Allowances	(25,734)	(3,759)
Deferred Tax Asset	25,734	3,759
Net Deferred Tax Asset	$-	$-

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of $25,734 at December 31, 2015 During the period ended December 31, 2015, the company utilized $9,827 of its NOL.

Note 8 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited post bankruptcy operations and a working capital deficit as of December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 9 - Acquisitions

On September 25, 2014 the company entered into an agreement to buy the ready to operate business assets of Seene LLC. The cost of this acquisition was $10,000 which was allocated $795 to inventory and $9,205 to the intangible assets of the "MeTu" trade name and web site MeTuBoutique.com.

Note 10 - Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2015 and 2014:

	2015	2014
Net Income (loss)	$9,827	$(1,030)

Weighted-average common shares outstanding

Weighted-average common stock	61,817,811	54,593,032

Weighted-average common shares outstanding- basic and diluted	61,817,811	54,593,032

Note 11 - Subsequent Events

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), BriVision, Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of China (“Euro-Asia”), being the owners of record of 52,336,000shares of common stock of the Company, and the persons listed in Exhibit A thereof (the “BriVisionShareholders”), being the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVisionShareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company issued 52,936,583 shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia were cancelled and retired to treasury. The Acquisition Stock collectively represents 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision.  As a result of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

As a result of the consummation of the Share Exchange, BriVision is now our wholly-owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended December 31, 2015 and 2014 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended September 30, 2015 and 2014 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

As used in this Report, the terms “we”, “us”, “our”, and “our Company” and “the Company” refer to American Brivision (Holding) Corporation (formerly known as Metu Brands, Inc.) and its subsidiaries, unless otherwise indicated

Introduction

Currently, we are a holding company operating through our wholly owned subsidiary, American BriVision Corporation, a Delaware corporation (“BriVision”). BriVision was incorporated in 2015 in the State of Delaware. It is a biotechnology company focused on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  Following the Share Exchange (as described herein below), we have abandoned our prior business plan and we are now pursuing BriVision’s historical businesses and proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Companyis to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

Share Exchange

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), BriVision, Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of China (“Euro-Asia”), being the owners of record of 52,336,000shares of common stock of the Company, and the persons listed in Exhibit A thereof (the “BriVisionShareholders”), being the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVisionShareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company issued 52,936,583 shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia were cancelled and retired to treasury. The Acquisition Stock collectively represents 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision.  As a result of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

As a result of the consummation of the Share Exchange, BriVision is now our wholly-owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and BriVision is deemed to be the accounting acquirer in the transaction.The Share Exchange is being accounted for as a reverse-merger and recapitalization. BriVision is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of BriVision and will be recorded at the historical cost basis of BriVision, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Company and BriVision, and the historical operations of BriVision and operations of the combined entities (American Brivision (Holding) Corporation and its wholly owned subsidiary Brivision) from the closing date of the Share Exchange.

For more information about the Share Exchange, please refer to the current report on Form 8-K we filed on February 12, 2016.

Plan of Operations

BriVision will select potential drug candidates (including but not limited to botanical drugs) from different research institutes, start to develop it from pre-clinical stage (including all CMC process and animal study) to clinical study stage. When the phase II clinical trial is finished and the efficacy is approved, we have reached the “proof of concept” stage. We plan to out license our drugs to big pharmaceutical companies, coordinate with them to develop and enhance the drugs and exploit global markets.

On December 29, 2015, American BriVision Corporation (“BriVision”) (currently a wholly owned subsidiary of the Company) entered into a Collaborative Agreement (the “CollaborativeAgreement”) with BioLite, Inc. (“BioLite”), of which the Company’s sole officer and director, Eugene Jiang, is a director. Pursuant to the Collaborative Agreement, BioLite granted sole licensing rights to BriVision of drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

•	upfront payment shall upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.
•	upon the first IND submission, BriVision shall pay, but no later than December 15, 2016: 6.5% of total payment. After receiving second payment from BriVision, BioLite has to deliver IND package to BriVision in one week.
•	at the completion of first phase II clinical trial, BriVision shall pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver phase II clinical study report to BriVision in three months.
•	upon the phase III IND submission, BriVision shall pay, but no later than December 15, 2018: 20% of total payment. After receiving forth payment from BriVision, BioLite has to deliver IND package to BriVision in one week.
•	at the completion of phase III, BriVision shall pay, but no later than September 15, 2019: 25% of total payment. After receiving fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months
•	upon the NDA submission, BriVision shall pay, but no later than December 15, 2020, BriVision shall pay: 30% of total payment. After receiving sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week

Appointment of New Officer

On February 16, 2016, our Board of Directors appointed Kira Huang as the Chief Financial Officer of the Company replacing Eugene Jiang while Eugene Jiang shall remain as the Chief Executive Officer and Chairman of the Company. Ms. Huang was also appointed as the Principal Accounting Officer of the Company, effective immediately. Kira Huang, age 45, has servesd as Chief Financial Officer of BriVision since November2015. She served as Finance Manager in Coface credit insurance company from 2010 to 2014, and as country controlling of Moody’s Taiwan Corporation from 2008 to 2010. She holds accounting bachelor degree of Eastern Michigan University and also is a certified public accountant of the United states. The appointment will not affect Ms. Huang’s position at BriVision.

Revenue Generation

Most of our licensed products are still under development and trial stage. Therefore, no revenue is expected in near term.

Research and Development

During the first three months of 2016, we have spent approximately $0 on  research and development.

Critical Accounting Policies and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Basis of Presentation

The accompanying audited financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•         Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2015.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2015, the Company’s cash and cash equivalents amounted $994,830. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the period from July 21, 2015 (inception) to September 30, 2015. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Recent Accounting Pronouncements

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. The recent accounting standards are not expected to have a material impact on the consolidated financial statements upon adoption.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  As of the date of this filing, we have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our games and market or wider economic downturns. We do not believe we have sufficient funds to operate our business for the next 12 months.

We have no assurance that future financing will be available to us on acceptable terms, or at all.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

The following discussion and analysis should be read in conjunction with the audited financial statements of BriVision for the period ended September 30, 2015 and accompanying notes that appear in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on November 27, 2015 and the financial statements included in this Report.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same.

Three Month Period Ending December 31, 2015 as Compared to December 31, 2014

Revenues.   We generated $0 and $0 in revenues and $0 and $0 in cost of sales for the three months ended December 31, 2015 and 2014. The Company operated during the 2014 quarter in bankruptcy proceedings.

Operating Expenses.   Our operating expenses were $3,323 in the three months ended December 31, 2015 as compared to $1,030 for the three months ended December 31, 2014. The increased $2,293 in such expenses for the three months ended December 31, 2015 is the result of professional fees.

Interest Expense.  There were no interest expense for either period.

Net Income(Loss).    The net income of $9,827 for the three months ended December 31, 2015 compared to a loss of $1,030 for the three months ended December 31, 2014. The result of net income was due to the cancellation of debt with $13,150.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2015 (USD$)	As of December 31, 2014 (USD$)
Current Assets	311	3,634
Current Liabilities	-	39,150
Working Capital (deficit)	311	(35,516)

Cash Flows

Cash Flow from Operating Activities

During the period ended December 31, 2015 and 2014, the net cash used in operating activities was $3,323 and zero, respectively. There was decrease of notes payable and accrued expenses during 2015.

Cash Flow from Investing Activities

During the period ended December 31, 2015 and 2014, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended December 31, 2015 and 2014, the Company did not have any financing activities

Critical Accounting Policy and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

As a result of the Share Exchange described elsewhere in this Report, the accounting staff of BriVision became the primary accounting staff of our company. In order to remedy our lack of effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff, we hired a CFO with significant U.S. accounting and finance experience. Our CFO and our accounting staff are working on documenting our internal controls and we expect such documentation to be complete in 2016. Testing of internal controls will be conducted thereafter. If our market capitalization exceeds $75 million in 2016, we will be required to be in compliance with the Sarbanes-Oxley Act Section 404 in the fiscal year of 2016. However our CFO and accounting staff have already taken actions to start our Sarbanes-Oxley Action 404 compliance project. We expect this compliance project will enhance the Company’s internal controls significantly. We are also looking to fill additional financial staff positions. Specifically, we believe that one or more accounting staff trained in U.S. GAAP would improve our controls and procedures, specifically with regard to the preparation of our financial statements. Although we believe that these corrective steps will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in our internal control. We cannot make assurances that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6.      EXHIBITS.

Exhibit
Number	Document
31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Report.

+ In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision(Holding) Corporation

Dated: February 22, 2016	By: /s/ Suqun Lin
Eugene Jiang
Chief Executive Officer and Chairman

Dated: February 22, 2016	By: /s/ Kira Huang
Kira Huang
Chief Financial Officer and Principal Accounting Officer

