Form 10-Q
period 2016-03-31
American BriVision (Holding) Corp
filed 2016-05-16
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2016,therewere 208,758,987 shares of common stock, par value per share $0.001, outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31 2016 (Unaudited) and September 30, 2015	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	5
	Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2016 and the Period from July 21, 2015 (inception) to September 30, 2015 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	September 30, 2015

Assets
Current assets
Cash	$872,639	$994,830
Prepayment	-	3,815
Total Current Assets	872,639	998,645

Deposit	3,815	3,815

Total Assets	$876,454	$1,002,460

Liabilities and Equity

Other payable	-	300,000
Due to related party	-	22,517
Due to shareholder	5,723	46,586
Total Liabilities	5,723	369,103

Commitments and Contingencies

Stockholders’equity
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 208,758,821 and 3,113,856 at March 31, 2016 and September 30, 2015	208,759	3,114
Additional paid-in capital	1,087,721	1,295,845
Subscription receivable	-	(350,000)
Accumulated deficit	(425,749)	(315,602)
Total equity	870,731	633,357
Total liabilities and equity	$876,454	$1,002,460

"The accompanying notes are an integral part of these condensed consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Revenues	$-	$-

Cost of sales	32	-

Gross loss	(32)	-

Operating expenses
Selling, general and administrative expenses	108,732	315,602

Net loss from operations	(108,764)	(315,602)

Other income(expense)

Other income	52	-
Total Other Income	52	-

Loss from continuing operations before income taxes	(108,712)	(315,602)

Income taxes	-	-

Net loss	$(108,712)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.1)

Weighted average number of shares outstanding basic and diluted	208,758,821	3,113,856

"The accompanying notes are an integral part of these condensed consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Revenues	$-	$-

Cost of sales	32	-

Gross loss	(32)	-

Operating expenses
Selling, general and administrative expenses	110,359	315,602

Net loss from operations	(110,391)	(315,602)

Other income(expense)
Interest income	103	-
Other income	141	-
Total Other Income	244	-

Loss from continuing operations before income taxes	(110,147)	(315,602)

Income taxes	-	-

Net loss	$(110,147)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.1)

Weighted average number of shares outstanding basic and diluted	207,230,133	3,113,856

"The accompanying notes are an integral part of these condensed consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the six months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Cash flows from operating activities
Net income (loss) from continuing operations	$(110,147)	$(315,602)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in deposit	-	(3,815)
(Increase) decrease in prepayment	(3,496,185)	(3,815)
(Increase) decrease in due from related party	350,000	-
Increase (decrease) in other payable	-	300,000
Increase (decrease) in due to related party	-	22,517
Increase (decrease) in due to shareholder	-	46,586
Increase (decrease) in accounts payable	3,134,141	-
Net cash used in operating activities	(122,191)	45,871

Cash flows from investing activities
Net cash provided(used) by investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of shares	-	948,959
Net cash provided(used) by financing activities	-	948,959
Net increase(decrease) in cash	(122,191)	994,830

Cash, beginning of period	994,830	-

Cash, end of period	$872,639	$994,830

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

"The accompanying notes are an integral part of these condensed consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND SEPTEMBER 30, 2015

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American BriVision (Holding) Corporation (the “Company” or “Holding entity”), a Nevada corporation, thru the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology and focuses on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions (such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center), conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

REVERSE MERGER

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), American BriVision Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of Taiwan (“Euro-Asia”), being the owners of record of 52,336,000shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVisionShareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 52,936,583 shares (the “AcquisitionStock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision.  As a result of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the“Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

As a result of the consummation of the Share Exchange, BriVision is now our wholly-owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing BriVision’s historical businesses and proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

Accounting Treatment of the Reverse Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and BriVision is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. BriVision is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of BriVision and will be recorded at the historical cost basis of BriVision, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Company and BriVision, and the historical operations of BriVision and operations of the Combined Company from the closing date of the Share Exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America(U.S. GAAP). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars. The condensed financial statements include all adjustments that, in the opinion of management, ar necessary in order to make the financial statements not misleading.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the periods ended March 31, 2016 arenot necessarily indicative of the operating results for the full year.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3:141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The amendment to Articles of Incorporation was approved by the majority of the shareholders of the Company. See Note 4 for more details.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

·         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·         Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2015.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2016, the Company’s cash and cash equivalents amounted $872,639. As of September 30, 2015, the Company’s cash and cash equivalents amounted $994,830. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

3. RELATED PARTIES TRANSACTIONS

As of March 31, 2016 and September 30, 2015, the amount due to a related party, BioLite, Inc (“Biolite”) was $0 and $22,517, respectively.

As of March 31, 2016 and September 30, 2015, the amount due to shareholder, YuanGene Corporation, was $5,723 and $46,586, respectively.

4. EQUTIY

During October 2015, $350,000 of subscription receivable was fully collected from the shareholders.

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3:141 (the “Forward Stock Split”) and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016.

The amendment to Articles of Incorporation was approved by the majority of the shareholders of the Company

5. COMMITMENTS AND CONTINGENCIES

Capital Commitment

On December 29, 2015, the Company entered into the agreement with Biolite, a related party, that Biolite would grant the Company sole licensing rights of a series of technology for 10 years. The total consideration of obtaining such grant would be $100,000,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 8-K for the period from July 21, 2015 (inception) to September 30, 2015including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

As used in this Report, the terms “we”, “us”, “our”, and “our Company” and “the Company” refer to American Brivision (Holding) Corporation (formerly known as Metu Brands, Inc.) and its subsidiaries, unless otherwise indicated.

Introduction

Currently, we are a holding company operating through our wholly owned subsidiary, American BriVision Corporation, a Delaware corporation (“BriVision”). BriVision was incorporated in 2015 in the State of Delaware. It is a biotechnology company focused on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  Following the Share Exchange (as described herein below), we have abandoned our prior business plan and we are now pursuing BriVision’s historical businesses and proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

Share Exchange

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), BriVision, Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of China (“Euro-Asia”), being the owners of record of 52,336,000shares of common stock of the Company, and the persons listed in Exhibit A thereof (the “BriVision Shareholders”), being the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company issued 52,936,583 shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia were cancelled and retired to treasury. The Acquisition Stock collectively represents 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision.  As a result of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

As a result of the consummation of the Share Exchange, BriVision is now our wholly-owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and BriVision is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. BriVision is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of BriVision and will be recorded at the historical cost basis of BriVision, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Company and BriVision, and the historical operations of BriVision and operations of the combined entities (American Brivision (Holding) Corporation and its wholly owned subsidiary Brivision) from the closing date of the Share Exchange.

For more information about the Share Exchange, please refer to the current report on Form 8-K we filed on February 12, 2016.

Forward Stock Split

On March 21, 2016, our Board approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3:141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which went effective on April 8, 2016. The amendment to Articles of Incorporation was approved by the majority of the shareholders of the Company.

Plan of Operations

BriVision will select potential drug candidates (including but not limited to botanical drugs) from different research institutes, start to develop it from pre-clinical stage (including all CMC process and animal study) to clinical study stage. When the phase II clinical trial is finished and the efficacy is approved, we will have reached the “proof of concept” stage. We plan to out license our drugs to big pharmaceutical companies, coordinate with them to develop and enhance the drugs and exploit global markets.

On December 29, 2015, American BriVision Corporation (“BriVision”) (currently a wholly owned subsidiary of the Company) entered into a Collaborative Agreement (the “Collaborative Agreement”) with BioLite, Inc. (“BioLite”), of which the Company’s sole officer and director, Eugene Jiang, is a director. Pursuant to the Collaborative Agreement, BioLite granted sole licensing rights to BriVision of drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

•	upfront payment shall upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

•	upon the first IND submission, BriVision shall pay, but no later than December 15, 2016: 6.5% of total payment. After receiving second payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

•	at the completion of first phase II clinical trial, BriVision shall pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver phase II clinical study report to BriVision in three months.

•	upon the phase III IND submission, BriVision shall pay, but no later than December 15, 2018: 20% of total payment. After receiving fourth payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

•	at the completion of phase III, BriVision shall pay, but no later than September 15, 2019: 25% of total payment. After receiving fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months

•	upon the NDA submission, BriVision shall pay, but no later than December 15, 2020, BriVision shall pay: 30% of total payment. After receiving sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week

Appointment of New Officer

On February 16, 2016, our Board of Directors appointed Kira Huang as the Chief Financial Officer of the Company replacing Eugene Jiang while Eugene Jiang shall remain as the Chief Executive Officer and Chairman of the Company. Ms. Huang was also appointed as the Principal Accounting Officer of the Company, effective immediately. Kira Huang, age 45, has served as Chief Financial Officer of BriVision since November2015. She served as Finance Manager in Coface credit insurance company from 2010 to 2014, and as country controlling of Moody’s Taiwan Corporation from 2008 to 2010. She holds accounting bachelor degree of Eastern Michigan University and also is a certified public accountant in the United States. The appointment will not affect Ms. Huang’s position at BriVision.

Revenue Generation

Most of our licensed products are still under development and trial stage. Therefore, no revenue is expected in near term.

Research and Development

During the first six months of 2016, we have spent approximately $0 on research and development.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3:141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The amendment to Articles of Incorporation was approved by the majority of the shareholders of the Company. See Note 4 for more details.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2016.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2016 and September 30, 2015, the Company’s cash and cash equivalents amounted $872,639 and $994,830, respectively. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the period from July 21, 2015 (inception) to March 31, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

The following discussion and analysis should be read in conjunction with the audited financial statements of BriVision for the period ended September 30, 2015 and accompanying notes that appear in our Annual Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2015 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended March 31, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended March 31,2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES
		-
Selling, general and administrative expenses	(108,732)	(315,602)

Total Operating Expenses	(108,732)	(315,602)

NET LOSS FROM OPERATIONS	(108,764)	(315,602)

OTHER (EXPENSES) INCOME, NET
Other income	52	-
Total Other (Expenses) Income	52	-

NET LOSS BEFORE TAXES	(108,712)	(315,602)
Income tax expense	-	-
NET LOSS	(108,712)	(315,602)

Revenues.   We generated zero and zero in revenues and $32 and zero in cost of sales for the three months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses.   Our operating expenses were $108,732 in the three months ended March 31, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The decrease of$206,870in the current period is the result of fewer professional fees.

Interest Expense.  There was no interest expense for either period.

Net Loss.    The net loss was $108,712 for the three months ended March 31, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of decrease of net loss in current period was due to the decreased professional fees incurred during the three months ended March 31, 2016.

Results of Operations — Six Months Ended March 31, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Six months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES
	-	-
Selling, general and administrative expenses	110,359	315,602

Total Operating Expenses	110,359	315,602

NET LOSS FROM OPERATIONS	(110,391)	(315,602)

OTHER (EXPENSES) INCOME, NET
Interest income	103	-
Other income	141	-
Total Other (Expenses) Income	244	-

NET LOSS BEFORE TAXES	(110,147)	(315,602)
Income tax expense	-	-
NET LOSS	(110,147)	(315,602)

Revenues.   We generated zero and zero in revenues and $32 and zero in cost of sales for the six months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses.   Our operating expenses were $110,359 in the six months ended March 31, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The decrease of$205,243 in the current period is the result of fewer professional fees.

Interest Expense.  There was no interest expense for either period.

Net Loss.    The net loss was $110,147 for the six months ended March 31, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of decrease of net loss in current period was due to the decreased professional fees incurred during the six months ended March 31, 2016.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2016 ($)	As of September 30,2015 ($)
Current Assets	872,639	998,645
Current Liabilities	5,723	369,103
Working Capital (deficit)	866,916	629,542

Cash Flows

Cash Flow from Operating Activities

During the six months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash used in and generated from operating activities were$122,191 and $45,871, respectively. There was decrease in prepayment during the six months ended March 31, 2016.

Cash Flow from Investing Activities

During the six months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash generated from financing activities were zero and $948,959, respectively. There was issuance of shares during the period from July 21, 2015 (inception) to September 30, 2015.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2016 in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1.LEGAL PROCEEDINGS.

Nil.

ITEM 1A.RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

Nil.

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

American BriVision(Holding) Corporation

Dated: May ____, 2016	By: /s/ Suqun Lin
Eugene Jiang
Chief Executive Officer and Chairman

Dated: May ____, 2016	By: /s/ Kira Huang
Kira Huang
Chief Financial Officer and Principal Accounting Officer

