Form 10-Q/A
period 2016-03-31
American BriVision (Holding) Corp
filed 2016-05-17
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of American BriVision Corporation for the period ended March 31, 2016 and filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2016 (the “Form 10-Q”), is to submit the Form 10-Q formatted in eXensible Business Reporting Language (XBRL). The Form 10-Q was filed without the financials in the eXensible Business Reporting Language(XBRL).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

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

American BriVision(Holding) Corporation

Dated: May 16, 2016	By: /s/ Suqun Lin
Eugene Jiang
Chief Executive Officer and Chairman

Dated: May 16, 2016	By: /s/ Kira Huang
Kira Huang
Chief Financial Officer and Principal Accounting Officer

