Form 10-Q
period 2016-06-30
American BriVision (Holding) Corp
filed 2016-08-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2016, there were 209,352,897 shares of common stock, par value per share $0.001, outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30 2016 (Unaudited) and September 30, 2015	4
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	5
	Condensed Consolidated Statements of Operations for the Nine Months Ended June 30, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	September 30, 2015
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$84,904	$994,830
Prepayment	3,500,000	3,815
Total Current Assets	3,584,904	998,645

Deposit	3,815	3,815

Total Assets	$3,588,719	$1,002,460

Liabilities and Equity

Accounts Payable	11,446	-
Other payable	-	300,000
Due to related party	-	22,517
Due to shareholder	-	46,586
Short term loan	2,050,000	-
Total Liabilities	2,061,446	369,103

Commitments and Contingencies

Stockholders’ equity
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 209,352,897 and 3,113,856 at June 30, 2016 and September 30, 2015	209,353	3,114
Additional paid-in capital	1,987,127	1,295,845
Subscription receivable	-	(350,000)
Retained earnings-beginning	(315,602)	-
Retained earnings	(353,605)	(315,602)
Total equity	1,527,273	633,357
Total liabilities and equity	$3,588,719	$1,002,460

"The accompanying notes are an integral part of these condensed consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Revenues	$-	$-

Cost of sales	-	-

Gross loss	-	-

Operating expenses
Selling, general and administrative expenses	289,098	315,602

Net loss from operations	(289,098)	(315,602)

Other income(expense)

Bank Interest Income	361
Gain on exchange differences	89
Sundry income	-
Interest Expense	(3,753)	-
Total Other Income	(3,303)	-

Loss from continuing operations before income taxes	(292,401)	(315,602)

Income taxes	(836)	-

Net loss	$(293,237)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.1)

Weighted average number of shares outstanding basic and diluted	208,779,424	3,113,856

"The accompanying notes are an integral part of these condensed consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the nine months ended June 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Cash flows from operating activities
Net loss from continuing operations	$(353,605)	$(315,602)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in deposit	-	(3,815)
(Increase) decrease in prepayment	(3,496,185)	(3,815)
(Increase) decrease in due from related party	350,000	-
Increase (decrease) in other payable	(300,000)	300,000
Increase (decrease) in due to related party	(22,517)	22,517
Increase (decrease) in due to shareholder	(46,586)	46,586
Increase (decrease) in accounts payable	11,446	-
Net cash used in operating activities	(3,857,447)	45,871

Cash flows from investing activities
Net cash provided(used) by investing activities	-	-

Cash flows from financing activities
Proceeds from short term loans	2,050,000	-
Proceeds from issuance of shares	897,521	948,959
Net cash provided(used) by financing activities	2,947,521	948,959
Effect Of Exchange Rates On Cash	-	-
Net increase(decrease) in cash	(909,926)	994,830

Cash, beginning of period	994,830	-

Cash, end of period	$84,904	$994,830

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

"The accompanying notes are an integral part of these condensed consolidated financial statements."

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND SEPTEMBER 30, 2015

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

REVERSE MERGER

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), American BriVision Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of Taiwan (“Euro-Asia”), being the owners of record of 52,336,000 shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 52,936,583 shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision.  Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

Because of the consummation of the Share Exchange, BriVision is now our wholly owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

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

Accounting Treatment of the Reverse Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and BriVision is deemed the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. BriVision is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange will be those of BriVision and recorded at the historical cost basis of BriVision. In addition, the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Company and BriVision, and the historical operations of BriVision and operations of the Combined Company from the closing date of the Share Exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). This basis of accounting involves the application of accrual accounting. Consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars. The condensed financial statements include all adjustments that, in the opinion of management, are necessary in order not to make the financial statements misleading.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the periods ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3:141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to Articles of Incorporation. See Note 4 for more details.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2016, the Company’s cash and cash equivalents amounted $84,904. As of September 30, 2015, the Company’s cash and cash equivalents amounted $994,830. All of the Company’s cash deposits are held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Income Taxes

The Company accounts for income taxes using the asset and liability approach which allows the recognition and measurement of deferred tax assets to be based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before the Company is able to realize their benefits, or future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to September 30, 2015. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of June 30, 2016 and September 30, 2015, the Company’s income tax expense amounted $836 and $0, respectively.

Recent Accounting Pronouncements

From time to time, new accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. The recent accounting standards are not expected to have a material impact on the consolidated financial statements upon adoption.

3. COLLAOBRATIVE AGREEMENT

On December 29, 2015, American BriVision Corporation entered into a Collaborative Agreement with BioLite Inc., a related party, pursuant to which BioLite granted the Company sole licensing rights for drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. The total consideration of obtaining such grant would be $100,000,000.

Pursuant to the Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid by the Company upon signing of that agreement. On May 6 , 2016, we and Biolite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

The Company determined to record the intangible assets and begin to amortize once the first commercial sales was consummated.

The process related to first commercial sales has not begun as of June 30, 2016. The Company cannot make a reasonably reliable estimate of when the first commercial sales would take place.

4. RELATED PARTIES TRANSACTIONS

As of June 30, 2016 and September 30, 2015, the amount due to a related party, BioLite, Inc (“Biolite”) was $0 and $22,517 respectively.

As of June 30, 2016 and September 30, 2015, the amount due to shareholder, YuanGene Corporation, was $0 and $46,586 respectively.

5. ACCOUNTS PAYABLE

As of June 30, 2016 and September 30, 2015, the amount Accounts Payable to LiteArt, Inc. was $11,446 and $0 respectively.

6. EQUTIY

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

The majority of the shareholders of the Company approved the amendment to Articles of Incorporation.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitment

On December 29, 2015, the Company entered into the agreement with Biolite, a related party, that Biolite would grant the Company sole licensing rights of a series of technology for 15 years. The total consideration of obtaining such grant would be $100,000,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 8-K for the period from July 21, 2015 (inception) to September 30, 2015including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Share Exchange

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), BriVision, Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of China (“Euro-Asia”), being the owners of record of 52,336,000 shares of common stock of the Company, and the persons listed in Exhibit A thereof (the “BriVision Shareholders”), being the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company issued 52,936,583 shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia were cancelled and retired to treasury. The Acquisition Stock collectively represents 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision.  Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

Because of the consummation of the Share Exchange, BriVision is now our wholly owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and BriVision is deemed the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. BriVision is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of BriVision and will be recorded at the historical cost basis of BriVision, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Company and BriVision, and the historical operations of BriVision and operations of the combined entities (American Brivision (Holding) Corporation and its wholly owned subsidiary Brivision) from the closing date of the Share Exchange.

For more information about the Share Exchange, please refer to the current report on Form 8-K we filed on February 12, 2016.

Forward Stock Split

On March 21, 2016, our Board approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3:141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which went effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to Articles of Incorporation.

Collaborative Agreement

On December 29, 2015, American BriVision Corporation entered into a Collaborative Agreement with BioLite Inc., pursuant to which BioLite granted us sole licensing rights for drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada.

Pursuant to the Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid by us upon signing of that agreement. On May 6 , 2016, we and Biolite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

There was no commercial sales during the period ended June 30, 2016.

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

On December 29, 2015, American BriVision Corporation (“BriVision”) (currently a wholly owned subsidiary of the Company) entered into a Collaborative Agreement (the “Collaborative Agreement”) with BioLite, Inc. (“BioLite”), of which the Company’s sole officer and director, Eugene Jiang, is a director. Pursuant to the Collaborative Agreement, BioLite granted sole licensing rights to BriVision of drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

•	upfront payment shall upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

•	upon the first IND submission, BriVision shall pay, but no later than December 15, 2016: 6.5% of total payment. After receiving second payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

•	at the completion of first phase II clinical trial, BriVision shall pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver phase II clinical study report to BriVision in three months.

•	upon the phase III IND submission, BriVision shall pay, but no later than December 15, 2018: 20% of total payment. After receiving fourth payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

•	at the completion of phase III, BriVision shall pay, but no later than September 15, 2019: 25% of total payment. After receiving fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months.

•	upon the NDA submission, BriVision shall pay, but no later than December 15, 2020, BriVision shall pay: 30% of total payment. After receiving sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week.

Appointment of New Officer

On February 16, 2016, our Board of Directors appointed Kira Huang as the Chief Financial Officer of the Company replacing Eugene Jiang while Eugene Jiang shall remain as the Chief Executive Officer and Chairman of the Company. Ms. Huang was also appointed as the Principal Accounting Officer of the Company, effective immediately. Kira Huang, age 45, has served as Chief Financial Officer of BriVision since November 2015. She served as Finance Manager in Coface credit insurance company from 2010 to 2014, and as country controlling of Moody’s Taiwan Corporation from 2008 to 2010. She holds accounting bachelor degree of Eastern Michigan University and is a certified public accountant in the United States. The appointment will not affect Ms. Huang’s position at BriVision.

Revenue Generation

Most of our licensed products are still under development and trial stage. Therefore, no revenue is expected in near term.

Research and Development

During the first nine months for the period ended June 30, 2016, we have spent approximately $0 on research and development.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3:141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to Articles of Incorporation. See Note 4 for more details.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2016.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2016 and September 30, 2015, the Company’s cash and cash equivalents amounted $84,904 and $994,830, respectively. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Income Taxes

The Company accounts for income taxes using the asset and liability approach which allows the recognition and measurement of deferred tax assets to be based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that these items will expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is satisfied. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to June 30, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of June 30, 2016 and September 30, 2015, the Company’s income tax expense amounted $836 and $0, respectively.

Recent Accounting Pronouncements

From time to time, new accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. The recent accounting standards are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve the same.

Results of Operations — Three Months Ended June 30, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended June 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS LOSS	-	-

OPERATING EXPENSES

Selling, general and administrative expenses	289,098	315,602

Total Operating Expenses	289,098	315,602

NET LOSS FROM OPERATIONS	(289,098)	(315,602)

OTHER (EXPENSES) INCOME, NET
Bank interest income	361	-
Gain on exchange differences	89	-
Interest Expense	(3,753)	-
Total Other (Expenses) Income	(3,303)	-

NET LOSS BEFORE TAXES	(292,401)	(315,602)
Income tax expense	(836)	-
NET LOSS	(293,237)	(315,602)

Revenues.   We generated zero and zero in revenues and zero and zero in cost of sales for the three months ended June 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses.   Our operating expenses were $289,098 in the three months ended June 30, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The decrease of $26,504 in the current period is the result of fewer professional fees.

Interest Expense. The interest expense were $3,753 in the three months ended June 30, 2016 as compared to $0 for the period from July 21, 2015 (inception) to September 30, 2015.

Net Loss.    The net loss was $293,237 for the three months ended June 30, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of decrease of net loss in current period was due to the decreased professional fees incurred during the nine months ended June 30, 2016.

Results of Operations — Nine Months Ended June 30, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Nine months ended June 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES
	-	-
Selling, general and administrative expenses	349,486	315,602

Total Operating Expenses	349,486	315,602

NET LOSS FROM OPERATIONS	(349,518)	(315,602)

OTHER (EXPENSES) INCOME, NET
Interest income	361	-
Gain on exchange differences	141	-
Interest expense	(3,753)
Total Other (Expenses) Income	(3,251)	-

NET LOSS BEFORE TAXES	(352,769)	(315,602)
Income tax expense	836	-
NET LOSS	(353,605)	(315,602)

Revenues.   We generated zero and zero in revenues and $32 and zero in cost of sales for the nine months ended June 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses.   Our operating expenses were $349,486 in the nine months ended June 30, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The decrease of $33,884 in the current period is the result of fewer professional fees.

Interest Expense. The interest expense were $361 in the nine months ended June 30, 2016 as compared to $0 for the period from July 21, 2015 (inception) to September 30, 2015

Net Loss.    The net loss was $353,605 for the nine months ended June 30, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of decrease of net loss in current period was due to the decreased professional fees incurred during the nine months ended June 30, 2016.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2016 ($)	As of September 30,2015 ($)
Current Assets	3,584,904	998,645
Current Liabilities	2,061,446	369,103
Working Capital (deficit)	1,523,458	629,542

Cash Flows

Cash Flow from Operating Activities

During the nine months ended June 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash used in and generated from operating activities were $3,857,447 and $45,871 respectively. There was increase in prepayment and accounts payableduring the nine months ended June 30, 2016.

Cash Flow from Investing Activities

During the nine months ended June 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the nine months endedJune 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash generated from financing activities were $2,947,521 and $948,959 respectively. A short-term loan raised during the nine months endedJune 30, 2016.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of June 30, 2016.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

Nil.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: August 15, 2016	By: /s/ Eugene Jiang
Eugene Jiang
Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 15, 2016	By: /s/ Kira Huang
Kira Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

