Form 10-K
period 2016-09-30
American BriVision (Holding) Corp
filed 2017-01-12
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2016

OR

☐ 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 333-91436

AMERICAN BRIVISION (HOLDING) CORPORATION

(Exact name of Company in its charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

11 Sawyers Peak Drive, Goshen, NY, 10924

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code: (845) 291-1291

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes ☐ No☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2016, approximately 19,393,782 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $35,193,896.2 based on the available OTCQB closing price of $1.8147 per share on March 31, 2016.

As of January 6, 2017, the number of shares of common stock of the registrant outstanding was 210,821,647 and the number of shares of convertible preferred stock outstanding was 0.

No documents are incorporated into the text by reference.

AMERICAN BRIVISION (HOLDING) CORPORATION

Form 10-K

For the Fiscal Year Ended September 30, 2016

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

ITEM 1.   DESCRIPTION OF BUSINESS

The Industry

Biotechnology industry provides breakthrough products and technologies to combat debilitating and rare diseases, reduce our environmental footprint, feed the hungry, use less and cleaner energy, and have safer, cleaner and more efficient industrial manufacturing process.

The biotechnology industry is an extremely important sector in the developed world's economies and human health. Biotechnology companies need to spend large research budgets during the R&D period.  Usually it will take 12-16 years to develop a new drug and a new medical device.  Not only is a small biotechnology company’s R&D budget smaller than a large, well-known biotechnology company or an international company, but the larger companies are typically more attractive to researchers or employers and maintains better R&D resources. However, at this early stage, we are developing our products, which are licensed from a related party which substantially reduces our R&D cost.

Business Overview

We are a clinical stage biopharmaceutical company focused on utilizing our licensed technology to (i) enhance the development of pre-existing pharmaceutical products for the treatment of various cancer indications and other diseases, (ii) prospectively identify patients that may respond to such pharmaceutical products and (iii) commercialize such pharmaceutical products for license in various markets. Our business strategy is to integrate research achievements from medical research institutions (such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center), by engaging them to conduct clinical trials of translational medicine for Proof of Concept (“POC”) while we retain ownership of the Products, and then out-license the Products to pharmaceutical companies. We currently have no revenue generated from our principal operations in clinical product development through research and development efforts. Currently, our only operation is the research and development of five compound licensed to us by BioLite Inc. (“BioLite”), a company formed in Taiwan who is one of our principal shareholders.

Collaboration Agreement with BioLite

On December 29, 2015, American BriVision Corporation (“BriVision”), a Delaware corporation and our wholly owned subsidiary, entered into a Collaborative Agreement with BioLite pursuant to which BioLite granted to BriVision sole licensing rights for drug and therapeutic use of the following Products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Our CEO and director, Eugene Jiang, is also a director of BioLite.

The material terms of the Collaborative Agreement are as follows:

●	BriVision is responsible to make up-front, milestone and royalty payments to BioLite, as further described below.

●	By oral agreement and mutual understanding: between BioLite and BriVision, BioLite owns all files, data, confidential and non-public information, including, without limitation, all IND packages and clinical study reports, regarding the Compounds (collectively, the “Compound IP”), to the extent developed in Taiwan, and BriVision owns all Compound IP to the extent developed in North America. BioLite grants an exclusive license to its Compound IP to BriVision for the purpose of further development and commercialization of the Products in North America. BioLite and BriVision share the responsibility of preparing for clinical trials by delivering Compound IP and preparing related materials. As between BriVision and its clinical trial partners in North America, all Compound IP is owned by us, as all such clinical trials are industrially sponsored.

●	BriVision is and has been responsible for all clinical trial expenses incurred in North America. BioLite paid all clinical trial expenses for trials conducted in Taiwan thus far.

●	The Collaborative Agreement will remain in effect for fifteen years from the date of first commercial sale of Product in the U.S. or Canada. Either party may terminate upon thirty days’ prior written notice for breach or insolvency.

●	BriVision agreed to pay to BioLite an aggregate of One Hundred Million Dollars ($100,000,000) (the “Aggregate Amount”) in milestone payments during the term of the agreement, payable in cash or Company equity. A percentage of the Aggregate Amount will be paid to BioLite upon each completion of a milestone by BioLite as set forth in the Collaborative Agreement. An upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid by us upon signing of the Collaboration Agreement. On May 6, 2016, BriVision and Biolite amended the payment terms under the Collaborative Agreement by entering into a Milestone Payment Agreement, pursuant to which we paid $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares.

●	Milestones are reached by BioLite upon submissions of IND and NDAs for the Products, and completion of phases in the application processes, as set forth in the Collaborative Agreement.

●	In addition to the Aggregate Amount, BriVision will pay to BioLite five percent (5%) of net sales of Products in the U.S. and Canada.

Our Licensed Compound

We have renamed the five compounds for our purpose and below a brief description of each of the five compounds.

I.	ABV- 1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (TNBC)

●	Maitake mushroom extract Phase I clinical trial was performed by MSKCC. “A phase I/II trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom) in breast cancer patients: immunological effects:” “No dose-limiting toxicity was encountered. Oral administration of a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood. Cancer patients should be made aware of the fact that botanical agents produce more complex effects than assumed, and may depress as well as enhance immune function”. The IND Number is 68853 and MSKCC received confirmation of filing from the FDA on January 22, 2004.

●	ABV-1501 US FDA Phase II IND cross reference with MSKCC Maitake and Phase II Investigational New Drug (IND) was approved in March 2016.

●	We are currently negotiating with MSKCC for Phase II clinical study. If MSKCC agrees with our terms, we anticipate to start phase II clinical trial during 2017 Q1and finish the phase II clinical trial by 2018 Q3.

●	BioLite has received approval from Institutional Review Board and (IRB) of Taipei Medical University in September 2016 in Taiwan

II.	ABV-1502 Solid Tumor with Anti-PD1 - Combination therapy for solid tumors with Anti-PD-1

●	This is a kind of anti-tumor Combination therapy of Maitake mushroom extract with standard therapy and anti- PD1 drug for solid tumor.

●	Maitake mushroom extract Phase I clinical trial was performed by MSKCC.

●	Currently, we are cooperating with MD Anderson Cancer Center and one of the top cancer centers in the U.S. to develop Phase II clinical trial IND package. Due to confidentiality obligations, we are not permitted to disclose the name of such cancer center at this time.

III.	ABV-1503 Chronic Lymphocytic Leukemia - Combination therapy for Chronic Lymphocytic Leukemia (CLL)

●	Phase II study of Epigallocatechin gallate (EGCG) for CLL.

●	We are cooperating with MSKCC to prepare clinical trial agreement.

●	We are currently preparing the IND package.

IV.	ABV-1504 Major Depressive Disorder - Major Depressive Disorder (MDD)

●	This is Polygala extract for Major Depressive Disorder

●	BioLite performed Phase I clinical trial.

●	BioLite has obtained US FDA Phase II Part One/Part Two IND approval and the Phase II Part One was completed with good result.

For ABV-1504, the Phase II part one results are described below.

Phase II part two: this phase is currently being conducted in 5 clinical sites in Taiwan (started in Q3 2016) and one US site is under IRB review.

V.	ABV-1505 Attention Deficit Hyperactivity Disorder - Attention Deficit Hyperactivity Disorder

●	This is Polygala extract for Attention Deficit Hyperactivity Disorder.

●	Same Active Pharmaceutical Ingredients (API) with ABV-1504.

●	BioLite has obtained U.S. FDA Phase II IND approval for IND number 129107 on January 25, 2016, and is currently negotiating with top medical site for Phase II clinical trial.

●	BioLite intends to submit for IRB approval during 2017 Q1

●	BioLite plans to start Phase II clinical trial during 2017 Q2 and complete by 2018 Q3.

ABV-1501 and ABV-1502 have the same Active Pharmaceutical Ingredient:” Maitake mushroom extract”. IND and study details are as follows:

●	The Phase I/II clinical trial was conducted by MSKCC. A total of 34 eligible study subjects was enrolled from 3/2004 to 1/2007. The primary endpoints were safety and tolerability. The test drug was oral administration and a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood. Cancer patients should be made aware of the fact that botanical agents produce more complex effects than assumed, and may depress as well as enhance immune function. (A phase I/II trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom) in breast cancer patients: immunological effects by Gary Deng · Hong Lin · Andrew Seidman · Monica Fornier · Gabriella D’Andrea ·Kathleen Wesa · Simon Yeung · Susanna Cunningham Rundles ·Andrew J. Vickers · Barrie Cassileth; J Cancer Res Clin Oncol (2009) 135:1215–1221.) The IND number is 68853 and MSKCC received filing confirmation from the FDA on Jan 22, 2004.

●	Does Maitake Mushroom Extract Enhance Hematopoiesis in Myelodysplastic Patients? A Phase II clinical trial.

Primary endpoint: To describe changes in neutrophil counts and neutrophil function in MDS patients following administration of Maitake mushroom extract.

This study to see whether Maitake improves the neutrophil count and function in patients with MDS. The neutrophils are white blood cells which help to fight infection.

Total 45 subjects.

Start Date: April 2010

Completion Date: September 2014

Sponsor: Memorial Sloan Kettering Cancer Center

Collaborator: YUKIGUNI COMPANY

Collaborator: Weill Medical College of Cornell University

Principal Investigator: Kathleen Wesa, MD Memorial Sloan Kettering Cancer Center

Full Source of Clinical Trial Data: https://clinicaltrials.gov/show/NCT01099917

Normally, for non-cancer patients, phase I clinical trials are performed with healthy subjects to test for safety and phase II clinical trials are performed with patient subjects for efficacy as well as safety. But for cancer patients, however, trials of cancer drugs must necessarily involve subjects with cancer, and as such, phase I/II studies involving cancer patients include primary endpoints relating to safety and tolerability, while at times including efficacy as a secondary endpoint.

For “Does Maitake Mushroom Extract Enhance Hematopoiesis in Myelodysplastic Patients? A Phase II clinical trial,” conclusions are described as follows: “Maitake was well tolerated. Enhanced in vitro neutrophil and monocyte function following treatment demonstrate that Maitake has beneficial immunomodulatory potential in MDS. Further study is warranted”.

Page 32 of the journal article, “ Does Maitake Mushroom Extract Enhance Hematopoiesis in Myelodysplastic Patients?” indicates that there were 45 subjects were enrolled at the beginning of the study, 18 subjects completed treatment, 3 subjects had adverse effects and 24 subjects were not treated.

●	Hematopoiesis: is the formation of blood cellular components. All cellular blood components are derived from haematopoietic stem cells. In a healthy adult person, approximately 1011–1012 new blood cells are produced daily in order to maintain steady state levels in the peripheral circulation (Wikipedia).

●	Myelodysplastic: are a group of diverse bone marrow disorders in which the bone marrow does not produce enough healthy blood cells (Medscape). Myelodysplastic syndromes are a group of disorders caused by poorly formed or dysfunctional blood cells. Myelodysplastic syndromes occur when something goes wrong in your bone marrow — the spongy material inside your bones where blood cells are made. Treatment for myelodysplastic syndromes usually focuses on reducing or preventing complications of the disease and its treatments. In certain cases, myelodysplastic syndromes are treated with a bone marrow transplant (Mayo Clinic).

For ABV-1503, we are currently preparing the IND package. BioLite is preparing the Compound IP for the Chemistry, Manufactural, and Control (CMC) part, we and MSKCC are collaborating to prepare for protocol design and prepare the IRB documents. The trial period, test subject number, primary and secondary endpoint and method of administration have not been decided yet, and are still being negotiated between us and MSKCC.

ABV-1504 and ABV-1505 have the same Active Pharmaceutical Ingredient: the extract of Radix Polygalae (Polygala tenuifolia Willd/PDC-1421 Capsule). IND and study information are as follows:

●	A Dose Escalation Phase I Study of PDC-1421 Capsule to Evaluate the Safety in Healthy Volunteers.

IND Number: 112567

Trial period:11/13/2012-7/5/2013, Final Report Date 11/12/2013

Total 30 study subjects were enrolled. The test drug was oral administration. The primary endpoint is to assess the safety profile of PDC-1421 Capsule in healthy volunteers.

Sponsor: BioLite, Inc.

●	A Phase II Study of PDC-1421 Capsule to Evaluate the Safety and Efficacy in Patients with Major Depressive Disorder

IND Number: 112567

Primary Study Objective: To assess the efficacy profile of PDC-1421 Capsule in major depressive disorder with Montgomery-Asberg Depression Rating Scale (MADRS).

Secondary Study Objective: To evaluate the efficacy and safety profile

Study period: 2 years.

Total 72 study subjects will be enrolled.

Study site: There are five sites in Taiwan and one site in US (Stanford University, currently preparing for IRB approval and Clinical Trial Agreement.)

Sponsor: BioLite, Inc.

For ABV-1504 Phase II part one---total subject: 12, trial period: 2/11/2016-7/14/2016, administered route: oral, test results are as follows:

Trial Progress Report:

1. Part I trial has been completed with 12 subjects (screening: 14, enrolling: 12). The six subjects were in the Part I high dosage group.

2. Under the suicide risk assessment (C-SSRS) Subject X indicated that the suicidal ideation scores were 4 for both Visit 7 and Visit 8. The PI confirmed that the subject had external pressures (moving, etc.), which produced constant suicidal thoughts, and such observation was reflected in Dr. A’s (PI) evaluation. The subject expressed his/her intention to stay positive in a counseling session, and the subject was contacted by a researcher (Research Nurse) after leaving the facility. After reviewing by the researcher, a justification was made that the suicidal behavior was irrelevant to the drug administered.

3. Clinical data of the six high-dosage administered subjects with data exceeding normal value:

    - NCS- Non-Clinical Significant judged by PI. CS: Clinical Significant judged by PI.

    -After data safety review board carefully reviewed, they agree to proceed to part two clinical trial.

For ABV-1504 Phase II part two: this phase currently is conducted in 5 clinical sites in Taiwan (started in Q3 2016) and one US site is under IRB review.

For “A Dose Escalation Phase I Study of PDC-1421 Capsule Targeting in Depression:” Trial period: 11/13/2012-7/5/2013, final report date 11/12/2013. Enroll subject: 30, 23 PDC-1421, 7 placebo control.

Study Conclusions:

“(1) No subject had serious adverse event and no subject discontinued due to adverse event;

(2) No clinically significant findings were observed in physical examinations; vital signs, electrocardiograms, laboratory measurements, and C-SSRS were observed throughout the treatment period;

(3) The oral administration of PDC-1421 in healthy volunteers was safe and well-tolerated for the dose from 380 mg to 3800 mg”.

For “A Phase II Study of PDC-1421 Capsule to Evaluate the Safety and Efficacy in Patients with Major Depressive Disorder”:

Part One- study period 2/11/2016-7/12/2016. Total subject: 12

Maitake mushroom extract is sourced from YUKIGUNI COMPANY, Japan, and processed by YUSHENG PHARMACEUTICAL COMPANY in Taiwan (cGMP).

The extract of Radix Polygalae (Polygala tenuifolia Willd/PDC-1421 Capsule) is purchased from Herng Fa Fa Pharmaceutical Technology, and processed by Industrial Technology Research Institute (ITRI). There are no limits on availability to us on any of these ingredients.

Market Opportunity and Growth Strategy/Business Plan

ABVC will focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs. The business model of ABVC is to integrate research achievements from world-renowned medical research institutions (Such as MSKCC and MD Anderson Cancer Center), conduct clinical trials of translational medicine for POC (Proof of Concept), out-license to international pharmaceutical companies, and tap into global market opportunities. In the USA, any qualified clinic can conduct clinical trials. Though we will strive to continue collaborating with top medical research institutions, if for any reason we cannot cooperate with such medical centers, we will select a qualified clinic to further develop the Products. Our primary goal is to pursue collaborations with top medical centers.

Our business plan is to conduct and complete Phase II clinical trials for all five of our Products in the US and/or Canada and if we obtain satisfactory results in the Phase II clinical trial for POC for any such compounds, we will seek to out-license any such compounds to big international pharmaceutical companies for further development. Furthermore, we will continue to search for potential products (drugs or medical devices) worldwide to license and develop in North America.

The competitive advantages of our business model are:

1. Once we complete POC, we will co-develop our product with leading big international pharmaceuticals and in turn, receive more funding for our research and development. In the unlikely event that such pharmaceutical companies cannot be engaged by us to further develop our product, we will seek a qualified clinic as licensee to develop our product, however, our goal is to secure co-development agreements with leading pharmaceutical companies.

2. Our business model is to seek sub-licensee companies in the U.S. and Canada and give them rights to manufacture and commercialize Product. We will collect licensing fees in the form of milestone payments and royalties which will allow us to obtain return on investment (ROI) as milestones are reached, prior to first commercial sale, and thus improve our cash flow circumstances.

3. By receiving milestone payments and royalties from sub-licensees, we will have sustainable income to develop our company.

The biotechnology industry is an extremely important sector in the developed world's economies and human health. Biotechnology companies need to spend large amount of research budget during R&D period.  Usually it will take 12-16 years to develop new drug and new medical device.  For a small biotechnology company, the R&D budget amount is much smaller compared to a large biotechnology company or an international company. Moreover, a large company can be more attractive to a researcher or employer and maintain better R&D resources. However, at this early stage, we are developing the Products and licensing them from a related party which can substantially reduce our R&D cost.

We are currently in confidential negotiations regarding clinical trial agreements for certain of the above-described compounds with potential medical center partners – we are not permitted at this time to disclose any specifics surrounding the negotiations nor the identifies of the potential partners, pursuant to confidentiality agreements. We will disclose the clinical trial agreement details as soon as any are executed. Furthermore, international pharmaceutical companies have contacted us to express interest in certain of our licensed compounds, however, due to confidentiality concerns we are not able to disclose the substance or nature of these discussions at this time.

While the risks presented in our risk factors relating to potential side effects and product liability are inherent to any company engaged in drug-development activities, we do not intend to develop any Products beyond the end of phase 2 clinical trials. We anticipate that upon completion of phase 2 clinical trials, we will seek suitable licensees so that all our Products will be licensed out for further development, marketing and sale by large pharmaceutical companies. In such event, we would seek to mitigate this risk in any and all such licensing agreements so that any such potential occurrences will not cause material setbacks to us or its business.

Under the Collaborative Agreement with BioLite and pursuant to existing practice, we shall own all intellectual property developed with respect to the Products in Canada and the U.S., while BioLite shall own all intellectual property developed with respect to the Products outside of Canada and the U.S. We have the right to sublicense our owned intellectual property to develop Products in Canada and the U.S. These rights have been orally granted to us and we intend to amend the Collaborative Agreement to expressly state these rights.

Currently, we are in the process of developing five products, but we will continue to search for the appropriate products including potential medical device for in-licensing to our company for further development and generate more revenue for our company.

Intellectual Property

The Products are dependent on, or are the subject of the following patents and patent applications.

Title	Patent Number	Type	Country	Issue Date	Expiration Date

Anti-depression pharmaceutical composition containing polygala extract	6911222	Patent	US	6/28/2005	8/24/2022

Anti-depression pharmaceutical composition containing Polygala extract	7175861	Patent	US	2/13/2007	4/28/2023

Anti-depression pharmaceutical composition containing Polygala extract	7179496	Patent	US	2/20/2007	4/28/2023

Anti-depression pharmaceutical composition containing polygala extract	7223425	Patent	US	5/29/2007	4/26/2023

Anti-depression Pharmaceutical Composition Containing Polygala Extract	1337647	Patent	IT	1/31/2007	4/24/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	693499	Patent	CH	9/15/2003	5/2/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	10220149	Patent	DE	4/26/2007	5/26/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	GB2383951	Patent	GB	6/7/2006	5/10/2020

Anti-depression Pharmaceutical Composition Containing Polygala Extract	4109907	Patent	JP	4/11/2008	6/6/2022

Title	Patent Number	Type	Country	Issue Date	Expiration Date

Anti-depression Pharmaceutical Composition Containing Polygala Extract	207794	Patent	FR	4/15/2005	6/24/2022

Polygalatenosides and use thereof as an antidepressant agent	202007003503	Patent	DE	7/19/2007	4/9/2025

Polygalatenosides and use thereof as an antidepressant agent	7531519	Patent	US	5/12/2009	1/11/2028

Polygalatenosides and use thereof as an antidepressant agent	4620652	Patent	JP	11/5/2011	11/20/2026

Anti-depression Pharmaceutical Composition Containing Polygala Extract	I 295576	Patent	TW	4/11/2008	1/11/2022

Polygalatenosides and use thereof as an antidepressant agent	I 314453	Patent	TW	9/11/2009	9/11/2026

從Grifola提取的抗腫瘤物質*	CN1120173	Patent	CN	9/3/2003	9/3/2023

Antitumor substance extracted from grifola*	US5854404 A	Patent	US	12/29/1998	6/22/2022

Antitumor substance extracted from hen-of-the-woods*	EP0893449	Patent	EP	2004/8/25	3/31/2015

マイタケから抽出した抗腫瘍物質	特許* 第2859843号	Patent	JP	3/8/2002	3/8/2016

Employees

As of the date of the prospectus, we have nine full-time employees and one consultant. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

* These last four patents were listed as dated “2006” in error in the 8-K filed by us on February 16, 2016.

Our Facilities

Address	Size	Leased/Owned/ Granted	Function	Monthly Rent
Building 27, 238 North City Road II, Xitun District, Taizhong City Taiwan	2,772 sq. feet	Leased	Corporate office	$0.00

11 Sawyers Peak Drive, Goshen, NY 10924	1,000 sq. feet	Leased	Corporate office	$0.00

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in development, manufacture and marketing of our proposed pharmaceutical products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that may be developed by us. We anticipate that many, if not all, of our proposed products will require regulatory approval by governmental agencies prior to commercialization. Our products are subject to rigorous pre-clinical test and clinical trial and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence clinical trial, Chemistry, Manufacture and Control (CMC) related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

FDA Approval Process

Prior to commencement of clinical studies involving humans, pre-clinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (“IND”) application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to establish safety pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, possible dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing; and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

The results of the pre-clinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (“NDA”) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (“BLA”). In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information or refuse to approve if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (“EU”), Australia and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one-member country followed by mutual recognition by the other member countries.

We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to the treatment of oocyte donors, the manufacturing environment under which human cells for therapy are derived, safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Employees

we have nine full-time employees and one consultant. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements”. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements”. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We are a pre-revenue biopharmaceutical company and are thus subject to the risks associated with new businesses in that industry.

We acquired the sole licensing rights to develop and commercialize for drug and therapeutic use of five compounds and have only recently begun to pursue this new business opportunity. As such, we are a clinical stage biopharmaceutical company with no history of revenue-generating operations, and our only assets consist of the intellectual property and related assets licensed to us by BioLite. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the development of pharmaceuticals. We still must establish and implement many important functions necessary to operate a business, including the clinical development of the five compounds, establishing our managerial and administrative structure and implementing financial systems and controls.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a new company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, or create a business plan that is sound;

●	maintain our anticipated management team;

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

●	determine that the processes and technologies that we have developed are commercially viable; and/or

●	attract, enter into or maintain contracts with, potential commercial partners such as licensors of technology and suppliers.

If we cannot execute any one of the foregoing, our business may fail, in which case you may lose the entire amount of your investment in our Company. To date, we are still setting up our pipeline products. We cannot assure that any of our efforts will be successful or result in the development or timely launch of additional products, or ultimately produce any material revenue.

In addition, as a pre-revenue biopharmaceutical company, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be able to reach such point of transition or make such a transition, which would have a material adverse effect on our company.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded partial from the proceeds from financings or loans from shareholders or our management.

If we do not raise a sufficient amount to fund our ongoing development activities, we will likely be unable to carry out our business. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We are highly dependent on our license agreement with BioLite, and the loss of this license would materially impair our business plan and viability.

We have secured sole rights to develop and commercialize five products from BioLite in the North America, and these five products are currently our only product candidates. As such, our Collaboration Agreement with BioLite is critical to our business. In the event that our Collaboration Agreement with BioLite is terminated, we would lose the ability to develop and commercialize the five products, and our business prospects would be materially damaged, which could lead to the loss of your investment.

We have no experience as a company in obtaining regulatory approval for, or commercializing, any product candidate.

As a company, we have never obtained regulatory approval for, or commercialized, any product candidate. It is possible that the Food and Drug Administration (“FDA”) may refuse to accept our planned New Drug Application (or NDA) for any of the five products for substantive review, or may conclude after review of our data that our application is insufficient to obtain regulatory approval of the five products or any future product candidates. If the FDA does not accept or approve our planned NDA for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing the five products, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDA for The five products, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for any approval in a foreign jurisdiction.

Dependence on Key Existing and Future Personnel.

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key employees. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. In addition, as our business model is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in our industry. We cannot assure that we will be able to successfully attract and retain key personnel.

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

Our growth is supported by continuous investment in time, resources and capital to identify and develop new products or new formulations for the market via geographic expansion and market penetration. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs and medical devices, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

We may not be able to develop our existing licensed compounds and our business plan is entirely dependent on entering into co-development agreements with capable pharmaceutical companies for the development or commercialization of our product candidates.

There is no guarantee that any of our desired results will be realized by any of our licensed product candidates. We do not have the resources to independently develop the licensed compounds and we intend to enter into co-development agreements with capable pharmaceutical companies for the development or commercialization of our product candidates. We do not currently have any co-development agreements with such pharmaceutical companies and there is no guarantee that we will enter into such agreements on terms acceptable to us. Our business and plans to develop and commercialize our existing product candidates are entirely dependent on our ability to enter into such agreements, and such inability would material adversely affect our business and could potentially cause us to cease operations.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to expand our production facilities, R&D initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and growth. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on our current stockholders.

Expansion of our business may put pressure on our management and the operational infrastructure, which could impede our ability to meet an increased demand for our products.

Our business plan is to develop new drug (product) and finish Phase II clinical trials for our drugs. After finishing phase II clinical trials with good results, proof of concept (POC) will have been achieved. Then, ABVC will engage with the world leading Pharmaceuticals by out-licensing the new drug for the next stage development. The advantages are

1.	to diversify the risk involved with leading pharmaceuticals
2.	Quick return on investment (ROI) & Improve cash flow
3.	Sustainable income

Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges that include continued acceptance of our products, sales and market share expansion, costs for expansion, technological evolvement and industrial dynamics.

If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products and services on a timely basis at a reasonable cost to the customers. Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to expand our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products and services.  Such demands would require more capital and working capital than we currently have available and we may be unable to meet the needs of our customers, which could adversely affect our relationship with our customers and reduce our revenues.

Our growth strategy includes the pursuit of acquisitions, and new product development, which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.

Our business strategy includes growth through strategic acquisitions, and the development of new products, medical devices and technologies, which will involve significant capital expenditure and risks. Innovative pharmaceutical development involves R&D costs, but it may achieve no tangible results and instead may adversely affect our future profitability. In addition, any acquisition or combination that we consummate will likely involve, among other things, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which may adversely affect our business, financial condition, results of operations and growth prospects. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will be able to obtain the necessary resources for such expansion, and the failure to do so could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  In addition, future acquisitions or combinations by us involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees or difficulty, delay or failure in the integration of the operations of any such new business with our current business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  Moreover, there can be no assurance that the anticipated benefits of any internally developed new business segment or business combination will be realized.

Our current products have certain side effects.  If the side effects associated with our current or future products are not identified prior to their marketing and sale, we may be required to withdraw such products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which could adversely impact our growth.

Side effects associated with ABV-1501 and ABV-1502 “Maitake mushroom extract” include nausea, joint swelling, rash, pruritus, eosinophilia, diarrhea, fainting, pain and/or bruising. Serious adverse events associated with this compound are listed below and further detailed here: https://clinicaltrials.gov/show/NCT01099917. Pruritus means itching (according to WebMD) and is defined as an unpleasant sensation that provokes the desire to scratch (according to Medscape). Eosinophilia is defined as an increase in peripheral blood eosinophilic leukocytes to more than 600 cells per microliter (μL) of blood. Emphasis is placed on the number of eosinophils circulating in the peripheral blood. Parasitic diseases and allergic reactions to medication are among the more common causes of eosinophilia. Eosinophils are derived from hematopoietic stem cells initially committed to the myeloid line and then to the basophil-eosinophil granulocyte lineage. Nonpathologic functions of eosinophils and the cationic enzymes of their granules include mediating parasite defense reactions, allergic response, tissue inflammation, and immune modulation. The foregoing information was collected from the Mayo Clinic and Medscape.

According to the MSKCC clinical trial on Myelodysplastic Syndrome (MDS), “Maitake mushroom extract,” only two patients withdrew prior to completion of the study due to grade I possibly related side effects: one reported nausea and joint swelling; the other withdrew reportedly due to a grade I allergic reaction (rash and pruritus). Other serious side events were not reported in the journal, as they were determined not relevant to this product after careful review by the principal investigator.

The following serious adverse events were observed in 1 out of 21 participants, or at a rate of 4.76%: Total, serious adverse events, Leukocytosis, Platelet count decreased, Eye disorders – Other, Abdominal pain, Gastrointestinal disorders – Other, Aphonia, Lung infection, Muscle weakness right-sided, Confusion, Edema cerebral, Stroke, Dyspnea, Wheezing and Pruritus (itching).

Side effects associated with ABV-1504 and ABV-1505 “Radix Polygalae (Polygala tenuifolia Willd/PDC-1421 Capsule)” may come from administration of the study medicine or examination procedure such as the procedure of taking blood (fainting, pain and/or bruising). Other side effects are described below and in this paper: Preclinical evidence of rapid-onset antidepressant-like effect in Radix Polygalae extract.

Im-Joon Shin, #1 Sung Un Son, #2 Hyunwoo Park,2 Yoorim Kim,2 Sung Hyun Park,2 Kelley Swanberg,2 Joo-Yeon Shin,2 Sang-Kyu Ha,2 Yoonju Cho,1 Soo-Yong Bang,2 Jae-Hwan Lew,2 Seung-Hun Cho,3 and Sungho Maeng2, *

PLoS One. 2014; 9(2): e88617.

Published online 2014 Feb 10.

doi: 10.1371/journal.pone.0088617.

According to the “Phase I Study of PDC-1421” “Radix Polygalae (Polygala tenuifolia Willd/PDC-1421 Capsule)” by BioLite, radix polygalae has no serious adverse effects but did have adverse events, but such adverse events may not be the result of a causal relationship with the study medication or clinical study.

Serious Adverse Events

	PDC-1421	Placebo Control
Total, serious adverse events
# participants affected / at risk	0/23 (0.00%)	0/7 (0.00%)

Other Adverse Events

	PDC-1421	Placebo Control
Total, other (not including serious) adverse events
# participants affected / at risk	3/23 (13.04%)	2/7 (28.57%)
Gastrointestinal disorders
Abdominal fullness *[2]
# participants affected / at risk	2/23 (8.70%)	1/7 (14.29%)
# events	2	1
Constipation *[3]
# participants affected / at risk	1/23 (4.35%)	0/7 (0.00%)
# events	1	0
Nervous system disorders
Drowsiness *[4]
# participants affected / at risk	0/23 (0.00%)	1/7 (14.29%)
# events	0	1
Sleepiness * [5]
# participants affected / at risk	1/23 (4.35%)	1/7 (14.29%)
# events	1	1
Oral ulcer *[6]
# participants affected / at risk	1/23 (4.35%)	0/7 (0.00%)
# events	1	0

●	PDC-1421 was observed to be associated with some adverse effects in serum electrolytes and GI function, but none were clinically significant. Therefore, potential risks of PDC-1421 are fluctuated electrolyte levels and gastrointestinal discomfort. We monitored these in the Phase I study and there was no deviation of electrolyte level and no significant gastrointestinal discomfort during monitoring in the clinical trial. The cardiovascular systems will be monitored in the clinical study.

●	WebMD warns that radix polygalae, when ingested on a long-term basis, can be unsafe, and that it is unsafe to ingest for pregnant women because it can cause miscarriages. Other adverse effects of radix polygalae described on medical education websites like WebMD and Medscape include nausea, vomiting and uterus contraction. None of the foregoing effects are applicable to our product candidate because the dosage of radix polygalae used in our product candidate is smaller than would be necessary to trigger these effects.

If significant side effects of our medicines are identified after they are marketed and sold:

1)	regulatory authorities may withdraw or modify their approvals of such medicines;

2)	we may be required to reformulate these medicines, change the ways in which they are marketed, conduct additional clinical trials, change the labeling of these medicines or implement changes to obtain new approvals for our manufacturing facilities;

3)	we may have to recall these medicines from the market and may not be able to re-launch them;

4)	we may experience a significant decline in sales of the affected products;

5)	our reputation may suffer; and

6)	We may become a target of lawsuits.

The occurrence of any of these events would harm our sales of these medicines and substantially increase the costs and expenses of marketing these medicines, which in turn could cause our revenues and net income to decline. In addition, the reputation and sales of our medicines could be adversely affected due to the severe side effects discovered.

We may be subject to product liability claims in the future, which could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent business risk of exposure to product liability claims in the event that the uses of our products are alleged to have caused adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale.  Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance and there could be no assurance that we are able to acquire product liability insurance with terms that are commercially feasible.

We face an inherent risk of product liability claims as a result of the clinical testing of our products and potentially commercially selling any products that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidate or products that we may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend resulting litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize any products that we may develop.

We currently do not maintain general liability insurance; and even if we have a general liability insurance in the future this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We would need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidate, which could adversely affect our business, financial condition, results of operations and prospects.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in a rapidly changing field. Other products that will compete directly with the products that we are seeking to develop and market currently exist or are being developed. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biopharmaceutical or biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization, than our own.

Other companies may succeed in developing proof of concept (POC) earlier than ourselves, obtaining FDA approvals for such products more rapidly than we will, or in developing products that are more effective than products we propose to develop. While we will seek to expand our technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render our technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy we develop, or that any therapy we develop will be preferred to any existing or newly developed technologies.

We have conducted, and may in the future conduct, clinical trials for certain of our product candidate at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any of our clinical trials that we determine to conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of the product candidate.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

●	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

●	foreign exchange fluctuations; and

●	diminished protection of intellectual property in some countries.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable non-U.S. regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of our product candidate.

We are not permitted to commercialize market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable non-U.S. regulatory authorities impose similar restrictions. We may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidate in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we are required to conduct additional clinical trials or other testing of our product candidate beyond the trials and testing that we contemplate, (2) we are unable to successfully complete clinical trials of our product candidate or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidate, we, in addition to incurring additional costs, may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations that are not as broad as we intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

●	be subject to additional post-marketing testing or other requirements; or

●	be required to remove the product from the market after obtaining marketing approval.

Even if our product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

We have never commercialized a product. Even if our products are approved by the appropriate regulatory authorities for marketing and sale, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third party payors on the benefits of our product candidate may require significant resources and may not be successful. If our product candidates are approved but do not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the products;

●	the potential advantages of the products compared to alternative treatments;

●	the prevalence and severity of any side effects;

●	the clinical indications for which the products are approved;

●	whether the products are designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

●	limitations or warnings, including distribution or use restrictions, contained in the product approved labeling;

●	our ability to offer the products for sale at competitive prices;

●	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;

●	the products’ convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try, and of physicians to prescribe, the products;

●	the strength of sales, marketing and distribution support;

●	the approval of other new products for the same indications;

●	changes in the standard of care for the targeted indications for the products;

●	the timing of market introduction of our approved products as well as competitive products and other therapies;

●	availability and amount of reimbursement from government payors, managed care plans and other third party payors;

●	adverse publicity about the products or favorable publicity about competitive products; and

●	potential product liability claims.

The potential market opportunities for our products are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our products could be smaller than our estimates of the potential market opportunities.

We rely on a limited number of suppliers and the loss of any of our suppliers, or delays or problems in the supply of materials used in our products, could materially and adversely affect our operations and growth.

We generally rely on a limited number of suppliers for most of the primary materials used in our products.  Our suppliers may not be able to supply the necessary materials without interruption and we may not have adequate remedies for such failure, which could result in a shortage of our products.  If one of our suppliers fails or refuses to supply us for any reason, it could take time and expense to obtain a new supplier.  In addition, our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could negatively affect our ability to obtain the materials used in our products in a timely manner.  The search for new suppliers could potentially delay the manufacture of our products, resulting in shortages in the marketplace and may cause us to incur additional expense.  Failure to comply with applicable legal requirements subjects our suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with the materials we need for our products.  Any delay in supplying, or failure to supply, materials for our products by any of our suppliers could result in our inability to meet the commercial demand for our products, and could adversely affect our business, financial condition, results of operations and growth prospects.

We may seek to enter into collaborations with third parties for the development and commercialization of our product candidate. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidate.

We may seek third-party collaborators for development and commercialization of our products. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, non-profit organizations, government agencies, and biotechnology companies. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our products will pose, the following risks to us:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not pursue development and commercialization of our product candidate or may elect not to continue or renew development or commercialization programs based on preclinical or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidate if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidate or that result in costly litigation or arbitration that diverts management attention and resources; and

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of our product candidate in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

We are dependent on obtaining certain patents and protecting our proprietary rights.

Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We are licensing in patented technologies for our products. The patent positions of biotechnology, biopharmaceutical and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Thus, there can be no assurance that any of our patent applications will result in the issuance of patents, that we will develop additional proprietary products that are patentable, that any patents issued to us or those that already have been issued will provide us with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of our products not under patent protection, or, if patents are issued to us, design around the patented products we developed or will develop.

We may be required to obtain licenses from third parties to avoid infringing patents or other proprietary rights. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available, if at all, on terms we find acceptable. If we do not obtain such licenses, we could encounter delays in the introduction of products or could find that the development, manufacture or sale of products requiring such licenses could be prohibited.

A number of pharmaceutical, biopharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to or affect our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications. In addition, if patents that cover our activities are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in the introduction of products, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, we could incur substantial costs in defending ourselves in suits brought against us on patents it might infringe or in filing suits against others to have such patents declared invalid.

We are subject to various government regulations.

The manufacture and sale of human therapeutic and diagnostic products in the U.S. and foreign jurisdictions are governed by a variety of statutes and regulations. These laws require approval of manufacturing facilities, controlled research and testing of products and government review and approval of a submission containing manufacturing, preclinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought, including adherence to current PIC/S Guide to Good Manufacturing Practice for Medicinal Products during production and storage, and control of marketing activities, including advertising and labeling.

The product we are currently developing will require significant development, preclinical and clinical testing and investment of substantial funds prior to its commercialization. The process of obtaining required approvals can be costly and time-consuming, and there can be no assurance that future products will be successfully developed and will prove to be safe and effective in clinical trials or receive applicable regulatory approvals. Markets other than the U.S. have similar restrictions. Potential investors and shareholders should be aware of the risks, problems, delays, expenses and difficulties which we may encounter in view of the extensive regulatory environment which controls our business.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of June 30, 2016, our outstanding debt was $2,050,000 which was a short term loan. This loan was subsequently paid off on August 9, 2016.

We have recurring losses from operations and a significant accumulated deficit. In addition, we continue to experience negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment. With the doubt about our ability to continue as a going concern, we may also face difficulties to raise additional funds.

We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We expect that we will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our products that we may seek to develop or commercialize in the future. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products before we are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls.  We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

The audit report included in the financial reports of this Registration was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

Because our auditors are located in Hong Kong, Special Administrative Region of the People’s Republic of China (“PRC”), a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside PRC have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in PRC prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of PRC that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 70.86% of our outstanding Common Stock. As a result of their stockholdings, these stockholders are able to assert substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The market price of our Common Stock may be volatile and there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Factors that may materially affect the market price of our Common Stock are beyond our control, these factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility. These broad market fluctuations may influence the market price of our Common Stock. There is currently only a limited public market for our Common Stock, which is listed on the OTCQB Market, and there can be no assurance that a trading market will develop further or be maintained in the future.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock without stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Our independent auditors have issued an audit opinion for our company, which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

Our auditors have issued a going concern opinion regarding our company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such we may have to cease operations and investors could lose part or all of their investment in our company.

The audit report included in this Annual Report was prepared by auditors who may not be inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our financial reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hong Kong, SAR, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Peoples’ Republic of China(PRC) authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside PRC have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in PRC prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of PRC that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

Our Facilities

Address	Size	Leased/Owned/Granted	Function	Monthly Rent
Building 27, 238 North City Road II, Xitun District, Taizhong City Taiwan	2,772 sq. feet	Leased	Corporate office	$0.00

11 Sawyers Peak Drive, Goshen, NY 10924	1,000sq. feet	Leased	Corporate office	$0.00

ITEM 3.  LEGAL PROCEEDINGS

We filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 using "fresh start" accounting under section 852-10-45-17 as of date of sale corporate shell to reflect intangible assets sale through section 363 of the US bankruptcy code.  Any business description below and all reporting results of the operating results reported in this filing for the fiscal year ending September 30, 2015 and 2014 are post "fresh start" activity and not comparable to prior results. Post-bankruptcy we have been operating a web site for the sale of women's apparel. Other than disclosed herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

a)  Market Information.  Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “ABVC”.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
12/31/15	0.02	0.01
3/31/16	0.01	0.00
6/30/16	0.00	0.00
9/30/16	2.00	1.50

12/31/14	0.02	0.01
3/31/15	0.01	0.01
6/30/15	0.01	0.01
9/30/15	0.02	0.01

b)  Holders.  As of January 6, 2017, we had approximately 171 shareholders of record of our common stock.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  None.

e)  Performance graph.  Not applicable.

f) Sale of unregistered securities.  We did not repurchase any of our securities during the year ended September 30, 2016.

ITEM 6  SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our condensed consolidated financial statements for the year ended September 30, 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 10--K for the period from July 21, 2015 (inception) to September 30, 2015 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Overview

Prior to the Share Exchange, we were a company operating a web site for the sale of women's apparel.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), American BriVision Corporation, a Delaware Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of the People's Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of common stock of the Company, and the persons listed in Exhibit A thereof (the “BriVision Shareholders”), being the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”).

Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 166,273,921(52,936,583 pre-stock split) shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury.

The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of BriVision’s common stock were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583 pre-stock split) shares of Company’s common stock and BriVision became a wholly owned subsidiary, of the Company. The holders of Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223 (65,431,144 pre-stock split) shares of Company’s common stock, Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

As a result of the consummation of the Share Exchange, BriVision is now our wholly-owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

All references to the “Combined Company” refer to American BriVision (Holding) Corporation and its wholly owned subsidiary, American BriVision Corporation.

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

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing BriVision’s historical businesses and proposed businesses. BriVision is a biotechnology company focused on the development of new drugs to fulfill unmet medical needs.  Our business model is to integrate research achievements from world-famous institutions (such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center), conduct clinical trials for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

We currently have five products that are licensed to us:

●	ABV-1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (TNBC)

●	ABV-1502 Solid Tumor with Anti-PD1 - Combination therapy for solid tumors

●	ABV-1503 Chronic Lymphocytic Leukemia - Combination therapy for Chronic Lymphocytic Leukemia

●	ABV-1504 Major Depressive Disorder - Major Depressive Disorder (MDD)

●	ABV-1505 Attention Deficit Hyperactivity Disorder - Attention Deficit Hyperactivity Disorder

Those 5 drugs all are ready to go into phase II clinical study. ABV-1504 already starts phase II clinical study in Taiwan and we expect it will start in the States this year.  ABV-1505 got IND (Investigational New Drug Application) by US FDA on January 2016.  ABV-1501 Phase II IND will be filed on February 2016.  ABV-1502 and ABV-1503 are preparing IDE package now.

Recent Developments

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

Collaborative Agreement

On December 29, 2015, American BriVision Corporation (“BriVision”, a Delaware corporation and our wholly-owned subsidiary) entered into a Collaborative Agreement with BioLite, of which our sole director, Eugene Jiang, is a director. Pursuant to the Collaborative Agreement, BioLite granted BriVision sole licensing rights for drug and therapeutic use of five products (the “Products”): BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada.

This Collaborative Agreement has a term of fifteen years from the first commercial sales of the Products in the U.S. or Canada and automatically renews for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

Pursuant to the Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid upon execution of that agreement.

Under the Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

●	upfront payment shall upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

●	upon the first IND submission, BriVision shall pay, but no later than December 15, 2016: 6.5% of total payment. After receiving second payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of first phase II clinical trial, BriVision shall pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver phase II clinical study report to BriVision in three months.

●	upon the phase III IND submission, BriVision shall pay, but no later than December 15, 2018: 20% of total payment. After receiving fourth payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of phase III, BriVision shall pay, but no later than September 15, 2019: 25% of total payment. After receiving fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months.

●	upon the NDA submission, BriVision shall pay, but no later than December 15, 2020, 30% of total payment. After receiving the sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week.

On May 6, 2016, we and Biolite entered into Milestone Payment Agreement in order to amend the Collaborative Agreement, whereby BriVision has agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares.

Under the Collaborative Agreement, BioLite is also entitled to 5% of net sales of the Products. There have not been any commercial sales since the Collaborative Agreement became effective.

As our collaboration with BioLite continues under the Collaborative Agreement, we intend to work together to select potential drug candidates (including but not limited to botanical drugs) from different research institutes, start to develop it from pre-clinical stage (including all CMC process and animal study) to clinical study stage. When the phase II clinical trial is finished and the efficacy is approved, we will have reached the “proof of concept” stage. We then plan to out license our drugs to big pharmaceutical companies, coordinate with them to develop and enhance the drugs and exploit global markets.

Revenue Generation

Most of our licensed products are still under development and trial stage. Therefore, no revenue is expected in near term.

Research and Development

During the year ended September 30, 2016, we have spent approximately $92,823 on research and development.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2016.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2016 and September 30, 2015, our cash and cash equivalents amounted $173,537 and $994,830, respectively. All of our cash deposit is held in a financial institution located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. We believe this financial institution is of high credit quality.

Income Taxes

We account for income taxes using the asset and liability approach which allows the recognition and measurement of deferred tax assets to be based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that these items will expire before we are able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is satisfied. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to September 30, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of September 30, 2016 and September 30, 2015, our income tax expense amounted $836 and $0, respectively.

Recent Accounting Pronouncements

From time to time, new accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. The recent accounting standards are not expected to have a material impact on the consolidated financial statements upon adoption.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the period ended September 30, 2016 and accompanying notes that appear in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 10, 2017 and the financial statements included in this Report.

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

Results of Operations — Fiscal Year Ended September 30, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the period indicated, our consolidated statements of operations information.

	Fiscal year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES

Selling, general and administrative expenses	4,497,263	315,602

Total Operating Expenses	4,497,263	315,602

NET LOSS FROM OPERATIONS	(4,497,295)	(315,602)

OTHER INCOME (EXPENSES), NET
Interest income	361	-
Gain on exchange differences	141	-
Interest expense	(10,170)	-
Total Other Expenses	(9,668)	-

NET LOSS BEFORE TAXES	(4,506,963)	(315,602)
Income tax expense	(836)	-
NET LOSS	(4,507,799)	(315,602)

Revenues.   We generated zero and zero in revenues and $32 and zero in cost of sales for the year ended September 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses.   Our operating expenses were $4,497,263 for the year ended September 30, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The increase of $4,181,661 in the current year was the result of more professional fees, as well as the $3,500,000 for the Milestone payment for royalty fee.

Interest Expense. The interest expense was $10,170 for the year ended September 30, 2016 as compared to $0 for the period from July 21, 2015 (inception) to September 30, 2015

Net Loss.    The net loss was $4,507,799 for the year ended September 30, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of increase of net loss in the current year was due to the increased professional fees and the Milestone payment incurred during the year ended September 30, 2016.

Balance Sheet Data

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
Cash	173,537	994,830
Total Assets	177,352	1,002,460
Total Liabilities	56,470	369,103
Stockholders’ Equity	120,882	633,357

For The Year Ended September 30, 2016

During the year ended September 30, 2016, we did not generate any revenue and incurred general and administrative expenses of $4,497,263, and resulted in a net loss of $4,507,799. The expenses were mainly expense related to daily operation costs and the professional fees, as well as the Milestone payment.

For The Period from July 21, 2015 (Inception) to September 30, 2015

During the period from July 21, 2015 (inception) through September 30, 2015, we did not generate any revenue and incurred general and administrative expenses of $315,602, and resulted in a net loss of $315,602. The expenses were mainly expense related to daily operation costs and the professional fees.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
Current Assets	173,537	998,645
Current Liabilities	56,470	369,103
Working Capital	117,067	629,542

Cash Flows

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
Cash Flows Used in Operating Activities	(3,474,707)	(517)
Cash Flows Provided by Financing Activities	2,653,314	995,545
Net (Decrease) Increase in Cash During Period	(821,293)	994,830

Cash Flow from Operating Activities

During the year ended September 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash used in operating activities were $3,474,707 and $517 respectively. There was decrease in other non-current assets and accounts payable during the year ended September 30, 2016.

Cash Flow from Investing Activities

During the year ended September 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the year ended September 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash generated from financing activities were $2,653,414 and $995,545 respectively. Shares were issued during the year ended September 30, 2016.

Critical Accounting Policy and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Going Concern Consideration

We have incurred losses since its inception resulting in an accumulated deficit of $4,823,401 as of September 30, 2016 and net losses of $4,507,799 and negative cash flow of $821,293 during the year ended September 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

We expect to finance operations primarily through capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing.

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

AMERICAN BRIVISION (HOLDING) CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American BriVision Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of American BriVision Corporation and subsidiaries (“the Company”) as of September 30, 2016 and 2015 the related statements of operations, stockholders’ equity and cash flows for each of the years in the period ended September 30, 2016 and 2015.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the period ended September 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Certified Public Accountants

(Practising) Hong Kong

Dated: January 12, 2017

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015

Assets
Current assets
Cash	$173,537	$994,830
Prepayment	-	3,815
Total Current Assets	173,537	998,645

Deposit	3,815	3,815

Total Assets	$177,352	$1,002,460

Liabilities and Equity	-
Accounts Payable	18,370	-
Accrued expense	38,100	-
Other payable	-	300,000
Due to related party	-	22,517
Due to shareholder	-	46,586
Total Liabilities	56,470	369,103

Commitments and Contingencies

Stockholders’ equity
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 210,821,647 and 166,273,921 at September 30, 2016 and September 30, 2015	210,822	166,274
Additional paid-in capital	4,733,401	1,132,685
Subscription receivable	-	(350,000)
Accumulated deficit	(4,823,401)	(315,602)
Total equity	120,882	633,357
Total liabilities and equity	$177,352	$1,002,460

* All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Revenues	$-	$-

Cost of sales	32	-

Gross loss	(32)	-

Operating expenses
Selling, general and administrative expenses	4,497,263	315,602

Net loss from operations	(4,497,295)	(315,602)

Other income(expenses)
Bank Interest Income	361	-
Gain on exchange differences	141	-
Interest Expense	(10,170)	-
Total Other Expenses	(9,668)	-

Loss from continuing operations before income taxes	(4,506,963)	(315,602)

Income taxes	(836)	-

Net loss	$(4,507,799)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.02)	(0.00)

Weighted average number of shares outstanding basic and diluted	193,981,153	160,823,831

* All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		additional
	Number of		paid-in	Subscription	Accumulated	Stockholders’
	shares	Amount	capital	receivable	deficit	equity

Balance at July 21, 2015 (inception)	159,622,964	$159,623	$1,087,378	$(350,000)	$-	$897,001
Issuance of common shares	6,650,957	6,651	45,307	-	-	51,958
Net loss for the period	-	-	-	-	(315,602)	(315,602)
Balance at September 30, 2015	166,273,921	166,274	1,132,685	(350,000)	(315,602)	633,357
Reverse merger recapitalization	42,359,253	42,359	(45,055)	-	-	(2,696)
Issuance of common shares	2,031,423	2,032	3,247,968	-	-	3,250,000
Stock based compensation	157,050	157	397,803	-	-	397,960
Receipt of subscription receivable	-	-	-	350,000	-	350,000
Net loss for the year	-	-	-	-	(4,507,799)	(4,507,799)
Balance at September 30, 2016	210,821,647	210,822	4,733,401	-	(4,823,401)	120,882

The accompanying notes are an integral part of these consolidated financial statements.

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Cash flows from operating activities
Net loss from continuing operations	$(4,507,799)	$(315,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for compensation	1,295,324	-
Change in operating assets and liabilities:
Increase in deposit	-	(3,815)
Decrease (increase) in prepayment	3,815	(3,815)
(Decrease) increase in other payable	(300,000)	300,000
(Decrease) increase in due to related party	(22,517)	22,517
Increase in accounts payable	18,370	-
Increase in accrued expense	38,100	-
Net cash used in operating activities	(3,474,707)	(517)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
(Decrease) increase in due to shareholder	(46,586)	46,586
Proceeds from subscription receivable	350,000	-
Proceeds from issuance of shares	2,350,000	948,959
Net cash provided by financing activities	2,653,414	995,545
Effect Of Exchange Rates On Cash	-	-
Net (decrease) increase in cash	(821,293)	994,830

Cash, beginning of period	994,830	-

Cash, end of period	$173,537	$994,830

Supplemental disclosure of cash flow information
Prepayment	900,000	-

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American BriVision (Holding) Corporation (the “Company” or “Holding entity”), a Nevada corporation, thru the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology and focuses on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions (such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center), conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets. BriVision had to predecessor operations prior to its formation on July 21, 2015.

REVERSE MERGER

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation American BriVision Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of the People's Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of common stock of the Company, and the owners of record of all of the issued share capital of the Company(the “BriVision Stock”).

Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 166,273,921(52,936,583 pre-stock split) shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger, or the Merger.

Pursuant to the Merger, all of the issued and outstanding shares of BriVision’s common stock were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583pre-stock split) shares of Company’s common stock and BriVision became a wholly owned subsidiary, of the Company. The holders of Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223(65,431,144 pre-stock split) shares of Company’s common stock, Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States ("U.S. GAAP").

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

-         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

-         Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2016.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2016, the Company’s cash and cash equivalents amounted $173,537. As of September 30, 2015, the Company’s cash and cash equivalents amounted $994,830. All of the Company’s cash deposits are held in a financial institution located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

As of September 30, 2016 and September 30, 2015, the Company’s income tax expense amounted $836 and $0, respectively.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $4,823,401 as of September 30, 2016. The Company also incurred net losses of $4,507,799 and negative cash flow of $821,293 during the year ended September 30, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

The Company determined to fully expense the entire amount of $3,500,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount is fully expensed as research and development expense.

4. COLLABORATIVE AGREEMENT

On December 29, 2015, American BriVision Corporation entered into a Collaborative Agreement with BioLite Inc., a related party, pursuant to which BioLite granted the Company sole licensing rights for drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

●	upfront payment shall upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

upon the first IND submission, BriVision shall pay, but no later than December 15, 2016: 6.5% of total payment. After receiving second payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of first phase II clinical trial, BriVision shall pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver phase II clinical study report to BriVision in three months.

●	upon the phase III IND submission, BriVision shall pay, but no later than December 15, 2018: 20% of total payment. After receiving forth payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of phase III, BriVision shall pay, but no later than September 15, 2019:25% of total payment. After receiving fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months.

●	upon the NDA submission, BriVision shall pay, but no later than December 15, 2020, BriVision shall pay: 30% of total payment. After receiving sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week.

Pursuant to the Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid by the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

The Company determined to fully expense the entire amount of $3,500,000 since currently the related licensing rights do not have alternative future uses. . According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount is fully expensed as research and development expense.

5. RELATED PARTIES TRANSACTIONS

As of September 30, 2016 and September 30, 2015, the amount due to a related party, BioLite, Inc (“Biolite”) was $0 and $22,517 respectively.

As of September 30, 2016 and September 30, 2015, the amount due to shareholder, YuanGene Corporation, was $0 and $46,586 respectively.

6. ACCOUNTS PAYABLE

As of September 30, 2016 and September 30, 2015, the amount of Accounts Payable to LiteArt, Inc. was $18,370 and $0 respectively.

7. EQUITY

During October 2015, $350,000 of subscription receivable was fully collected from the shareholders.

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), American BriVision Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of People's Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 166,273,921(52,936,583 pre-stock split) shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of BriVision’s common stock were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583 pre-stock split) shares of Company’s common stock and BriVision became a wholly owned subsidiary, of the Company. The holders of Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223 (65,431,144 pre-stock split) shares of Company’s common stock, Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

On February17, 2016, pursuant to the 2016 Equity Incentive Plan (the “2016 Plan”), 157,050 (50,000 pre-stock split) shares were granted to the employees.

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

On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to issue shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares, as part of our first installation of payment pursuant to the Milestone Payment. The shares issuance was completed in June 2016.

On August 26, 2016, the Company issued 1,468,750 shares (“Shares”) of the Company’s common stock, par value $0.001 (the “Offering”) to BioLite, Inc., a non-U.S. accredited investor (the “Purchaser”) pursuant to a certain Stock Purchase Agreement dated August 26, 2016 (the “SPA”). The Shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S of the Securities Act promulgated thereunder. Our sole director, Eugene Jiang, is a director of BioLite and it is therefore considered a related party.

The purchase price per share of the Offering is $1.60. The net proceeds to the Company from the Offering are approximately $2,350,000. The proceeds may be used for general corporate purposes.

8. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

	For the Year Ended September 30, 2016	For the period from July 21, 2015 (Inception) to September 30, 2015

Numerator:
Net loss	$(4,507,799)	(315,602)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	193,981,153	160,823,831
Stock options	-
Weighted-average shares outstanding - Diluted	193,981,153	160,823,831

Earnings per share
-Basic	0.02	0.00
-Diluted	0.02	0.00

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

9. COMMITMENTS AND CONTINGENCIES

Capital Commitment

On December 29, 2015, the Company entered into the agreement with Biolite, a related party, that Biolite would grant the Company sole licensing rights of a series of technology for 15 years. The total consideration of obtaining such grant would be $100,000,000.

Operating Commitment

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of September 30, 2016 are payable as follows:

Remaining 2016	$5,948

Year ending September 30, 2017	23,793

Year ending September 30, 2018	17,845

Total	$47,586

Rental expense of the Company was $29,129 and nil for the year ended September 30, 2016 and 2015, respectively.

10. SUBSEQUENT EVENT

The Company evaluated and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2016 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (1 person).

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2016.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of September 30, 2016, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Position	Term(s) of Office
Eugene Jiang (29)	Chief Executive Officer, Chairman, Director, President,	September 2015 to present
Kira Huang (46)	Chief Financial Officer, Secretary, Treasurer	February 2016 to present

Set forth below is certain biographical information regarding each of our directors and officers as of September 30, 2016.

Eugene Jiang – Chief Executive Officer, Chief Financial Officer, Chairman, Director, President,

Mr. Eugene Jiang, age 29, has served as our CEO/Director started business since July 2015 through present. From June 2015 until present, Mr. Jiang also serves as Director for BioLite Incorporation. He also serves as CEO for Genepro Investment Company since March 2010. Mr Jiang obtained an EMBA degree from The University of Texas in Arrington in 2009. And in 2008, Mr. Jiang received a bachelor’s degree in Physical Education from Fu Jen Catholic University.

Kira Huang-Chief Financial Officer, Secretary, Treasurer

Kira Huang, has served as our Chief Financial Officer  since February 2016. She served as Finance Manager in Coface credit insurance company from 2010 to 2014, and as country controlling of Moody’s Taiwan Corporation from 2008 to 2010. She holds an accounting bachelor degree from Eastern Michigan University and also is a certified public accountant.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

(Frank)Chih-Chung Liu- Chief Scientific Officer of American BriVision Corporation

Mr. Frank Liu, age 52, has served as our Chief Scientific Officer since February 2016. From 2010-2014, he was an associate researcher/cross strait medical affair project manager, Division of Resource Development, Center for Drug Evaluation, Taiwan. From April 2014 until present, Mr. Liu also serves as Director of Research and Development for BioFirst Corporation.

He received his Bachelor of Medical Science degree from Medical College, Jinan University, China. Major in Clinical Medicine and he got both of his Master of Science degree from California University of Pennsylvania, Pennsylvania U.S.A. major in Biology and his Bachelor of Science degree from  Geneva College, Pennsylvania U.S.A. Major in Biology, Minor in Chemistry.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth, for each of the last two completed fiscal years of us, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shulamit Lazar (1)	2015	Nil	Nil	30,000	Nil	Nil	Nil	Nil	30,000
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Eugene Jiang (2)	2016	40,000	Nil	Nil	Nil	Nil	Nil	Nil	40,000
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Kira Huang (3)	2016	36,000	Nil	79,592	Nil	Nil	Nil	Nil	115,592

(1) Ms. Lazar was our sole executive officer until December 18, 2015.

(2) Mr. Jiang was elected our sole executive officer since December 18, 2015.

(3) We entered into an employment contract with Kira Huang on February 1, 2016 according to which Ms. Huang was employed as Chief Financial Officer. Pursuant to the employment agreement, we agree to compensate Ms. Huang salary of $4,500 per month subject to normal statutory deduction and annual review. The employment contract is terminable by Ms. Huang at will upon three weeks’ prior written notice, and by us at any time for cause or without cause provided we pay to Ms. Huang an amount required by then-existing law.

Narrative Disclosure to Summary Compensation Table

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

We adopted an Equity Incentive Plan on February 17, 2016.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended September 30, 2015. In fiscal year 2016, we awarded 10,000 shares of common stock to each of five employees: 50,000. Due to the forward split detailed in our 10-Q filed June 30, 2016, each of such employees has been awarded 31,410 shares of common stock.

Outstanding Equity Awards at Fiscal Year End

Our former Chief Executive Officer, Shulamit Lazar, received compensation of 30,000,000 shares valued at $30,000 during the year ended September 30, 2015.

Option Exercises and Stock Vested

No options have been awarded by the Company.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Employment Contracts

Employment contract with the CFO of BriVision.

We  entered into an employment contract with Kira Huang on March 1, 2016 according to which, among other terms,  Ms. Huang is required to, as Chief Financial Officer,  perform duties and undertake the responsibilities in a professional manner including reporting on financials and related matters to our Board of Directors; developing the financial planning and overseeing tax reporting activities; monitoring and submitting all required reports to SEC on timely basis, planning and overseeing annual budgets and other duties as may arise from time to time and as may be assigned to her. Pursuant to such employment agreement, we shall  compensate Mrs. Huang with salary of $4,500 per month subject to normal statutory deduction and annual review. Additional bonus or stock options will be determined by its Board. The employment agreement may be terminated at-will by Ms. Huang upon three weeks’ prior written notice, at-will by us for no cause provided that we pay Ms. Huang an amount required by law, and at will by us without prior notice for cause.

ITEM 12 SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 6, 2017 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is 11 Sawyers Peak Drive, Goshen, NY 10924. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of December 19, 2016, we had 213,303,222 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Eugene Jiang, Chairman and CEO (1)	147,842,856	69.3%
Kira Huang	31,410	Less than 1%
All officers and directors as a group ( persons)	147,874,266	69.3%

(1) These shares are owned by YuanGene Corporation, a corporation incorporated in Samoa.  Eugene Jiang is the sole director of YuanGene Corporation and therefore will be deemed as the beneficial owner of the shares held by YuanGene Corporation.

Changes in Control

As a result of the Share Exchange, BriVision became our wholly owned subsidiary and the former shareholders of BriVision collectively own approximately 79.70% of the shares of us outstanding post-exchange common stock. As a result, such persons now collectively control our shares.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2015, we had an unsecured demand note payable due of $9,000 to Shulamit Lazar, our sole officer and director for funds advanced through the bankruptcy process. This is unsecured with a zero percent interest rate and is payable on demand. The note was cancelled as of December 2, 2015.

On December 29, 2015, BriVision entered into a Collaborative Agreement (the “Collaborative Agreement”) with BioLite, of which our sole officer and director, Eugene Jiang, is a director. Pursuant to the Collaborative Agreement, BioLite shall grant sole licensing rights to BriVision of drug and therapeutic use of five products for 10 years: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, BriVision shall pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

●	upfront payment shall upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

●	upon the first IND submission, BriVision shall pay, but no later than December 15, 2016: 6.5% of total payment. After receiving second payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of first phase II clinical trial, BriVision shall pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver phase II clinical study report to BriVision in three months.

●	upon the phase III IND submission, BriVision shall pay, but no later than December 15, 2018: 20% of total payment. After receiving forth payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of phase III, BriVision shall pay, but no later than September 15, 2019: 25% of total payment. After receiving fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months

●	upon the NDA submission, BriVision shall pay, but no later than December 15, 2020, BriVision shall pay: 30% of total payment. After receiving sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week

On May 6, 2016, we and BioLite amended the payment terms under the Collaborative Agreement by entering into a Milestone Payment Agreement, pursuant to which we paid $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares.

As of March 31, 2016 and September 30, 2015, the amount due to a related party, BioLite was $0 and $22,517, respectively.

As of March 31, 2016 and September 30, 2015, the amount due to shareholder, YuanGene Corporation, was $5,723 and $46,586, respectively; Mr. Jiang maintains voting control over the shares of our common stock that YuanGene Corporation owns.

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or received any of our debt or equity securities or any of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended September 30,
	2016	2015
Audit Fees	$10,700	$6,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$10,700	$6,000

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, September 30, 2016 and 2015

Statements of Operations for the years ended September 30, 2016 and 2015

Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2016 and 2015

Statements of Cash Flows for the years ended September 30, 2016 and 2015

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
10.1	Collaboration Agreement dated December 29, 2015 (6)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (7)
10.3	Employment Agreement with Kira Huang+
14.1	Code of Ethics (8)
21.1	List of subsidiaries (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange

Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2) Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3) Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4) Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5) Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6) Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(7) Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(8) Incorporated by reference to Exhibit 14.1to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(9) Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of January 2017.

American BriVision (Holding) Corporation

By:	/s/ Eugene Jiang
Eugene Jiang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eugene Jiang		January 12, 2017
Eugene Jiang	Chief Executive Officer and Chairman, Director, Secretary, Treasurer ((Principal Executive Officer)

/s/ Kira Huang		January 12, 2017
Kira Huang	Chief Financial Officer (Principal Accounting Officer)

