Form 10-Q
period 2016-12-31
American BriVision (Holding) Corp
filed 2017-02-21
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-91436

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 14, 2017, there were 210,821,647 shares of common stock, par value per share $0.001, outstanding.

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

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2016	September 30, 2016

Assets
Current assets
Cash	$18,645	$173,537
Prepayment	-	-
Total Current Assets	18,645	173,537

Deposit	-	3,815

Total Assets	$18,645	$177,352

Liabilities and Equity

Accounts Payable	-	18,370
Accrued expense	38,100	38,100
Due to related party	6,500,000	-
Total Liabilities	6,538,100	6,556,470

Commitments and Contingencies

Stockholders’ equity
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 210,821,647 at December 31, 2016 and September 30, 2016	210,822	210,822
Additional paid-in capital	4,733,401	4,733,401
Subscription receivable	-	-
Accumulated deficit	(11,463,678)	(11,323,341)
Total equity	(6,519,455)	(6,379,118)
Total liabilities and equity	$18,645	$177,352

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

Revenues	$70,000	$-
Cost of sales	-	-

Gross loss	70,000	-

Operating expenses
Selling, general and administrative expenses	185,188	1,605
Research and Development	25,198	3,500,000

Net loss from operations	(140,386)	(3,501,605)

Other income (expense)
Bank Interest Income	49	103
Gain on exchange differences	-	89

Total Other Income	49-	192

Loss from continuing operations before income taxes	(140,337)	(3,501,413)

Income taxes	-	-

Net loss (income)	$(140,337)	$(3,501,413))

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.02)

Weighted average number of shares outstanding basic and diluted	210,821,647	163,881,199

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

Cash flows from operating activities
Net loss from continuing operations	$(140,337)	$(3,501,413))
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in deposit	3,815	-
Increase (decrease) in prepayment	-
(Increase) decrease in due from related party	-	-
Increase (decrease) in accounts receivable		(550,349)
(Increase) decrease in accounts payable	-)	(300,000)
Increase (decrease) in due to related party	-	3,477,483)
Increase (decrease) in due to shareholder	-	-
Increase (decrease) in accounts payable	(18,370)	-
Net cash used in operating activities	(154,892)	(874,279)

Cash flows from investing activities
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
(Decrease) increase in due to shareholder	-	350,000
(Decrease) increase in due to shareholder		(46,586)
Proceeds from issuance of shares	-	-
Net cash provided (used) by financing activities	-	303,414
Effect Of Exchange Rates On Cash	-	-
Net increase (decrease) in cash	(154,892)	(570,866)

Cash, beginning of period	173,537	994,830

Cash, end of period	$18,645	$423,965

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2016 AND SEPTEMBER 30, 2016

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the periods ended December 31, 2016 are not necessarily indicative of the operating results for the full year.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2016.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2016, the Company’s cash and cash equivalents amounted $18,645. As of September 31, 2016, the Company’s cash and cash equivalents amounted $173,537. All of the Company’s cash deposits are held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to December 31, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of December 31, 2016 and December 31, 2015, the Company’s income tax expense amounted $0 and $0, respectively.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $11,463,678 as of December 31, 2016. The Company also incurred net losses of $140,337 and negative cash flow of $154,892 during the year ended December 31, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016. Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as accounts payable as of December 31, 2016

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

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

Pursuant to the Collaborative Agreement,6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as accounts payable as of December 31, 2016.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

The Company determined to fully expense the entire amount of $10,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount is fully expensed as research and

5. RELATED PARTIES TRANSACTIONS

During the quarter ended December 31, 2016, the Company recorded revenue of $70,000 for a consulting service provided to a Company’s shareholder, Liongene Corporation.

As of December 31, 2016 and September 30, 2016, the amount due to a related party, BioLite, Inc (“Biolite”) was $6,500,000 and $6,500,000 respectively.

6. ACCOUNTS PAYABLE

As of December 31, 2016 and September 30, 2016, the amount Accounts Payable to LiteArt, Inc. was $18,370 and $18,370 respectively.

7. EQUITY

During October 2015, $350,000 of subscription receivable was fully collected from the shareholders.

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), American BriVision Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of People's Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 166,273,921 (52,936,583 pre-stock split) shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of BriVision’s common stock were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583 pre-stock split) shares of Company’s common stock and BriVision became a wholly owned subsidiary, of the Company. The holders of Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223 (65,431,144 pre-stock split) shares of Company’s common stock, Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

On February 17, 2016, pursuant to the 2016 Equity Incentive Plan (the “2016 Plan”), 157,050 (50,000 pre-stock split) shares were granted to the employees.

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to affect a forward split at a ratio of 1 to 3:141 (the “Forward Stock Split”) and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016.

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

	For the Year Ended December 31, 2016	For the period from July 21, 2015 (Inception) to December 31, 2015

Numerator:
Net loss	$(11,065,935)	(317,015)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	193,981,153	160,823,831
Stock options	-
Weighted-average shares outstanding - Diluted	193,981,153	160,823,831

Earnings per share
-Basic	0.06	0.00
-Diluted	0.06	0.00

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

9. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of September 30, 2016 are payable as follows:

Year ending September 30, 2017	23,793

Year ending September 30, 2018	17,845

Total	$41,638

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended December 31, 2016 and 2015, and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended September 30, 2015 and 2014 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Pursuant to the Collaborative Agreement,6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as accounts payable as of December 31, 2016.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

The Company determined to fully expense the entire amount of $3,500,000 since currently the related licensing rights do not have alternative future uses. . According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount is fully expensed as research and there was no commercial sales during the period ended December 31, 2016.

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

During the first three months for the period ended December 31, 2016, we have generated $70,000 revenue related to a one-time consulting service.

Research and Development

During the first three months for the period ended December 31, 2016 and 2015, we have spent approximately $25,198 and $3,500,000, respectively on research and development.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to affect a forward split at a ratio of 1 to 3:141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to Articles of Incorporation. See Note 4 for more details.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2016 and September 30, 2016, the Company’s cash and cash equivalents amounted $18,6454 and $173,537, respectively. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is satisfied. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to December 31, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of December 31, 2016 and September 30, 2016, the Company’s income tax expense amounted $0 and $0, respectively.

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

The following discussion and analysis should be read in conjunction with the audited financial statements of BriVision for the period ended September 30, 2016 and accompanying notes that appear in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 12, 2017 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended December 31, 2016 as Compared to December 31, 2015

Revenues. We generated $70,000 and zero in revenues and zero and zero in cost of sales for the three months ended December 31, 2016 and three months ended December 31, 2015. The revenue generated in current period was from a one-time consulting service,

Operating Expenses. Our Selling, general and administrative expenses were $185,188 in the three months ended December 31, 2016 as compared to $1,605 in the three months ended December 31, 2015. The increase of $183,583 in the current period is the result of increased professional fees and salary and welfare.

Net Loss. The net loss was $140,337 for the three months ended December 31,2016 compared to income of $3,501,413 for the three months ended December 31,2015. The result of decrease of net loss in current period was due to the decreased research and development fees during the three months ended December 31, 2016.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2016 ($)	As of September 30, 2016 ($)
Current Assets	18,645	173,537
Current Liabilities	38,100	56,470
Working Capital (deficit)	(19,455)	117,067

Cash Flows

Cash Flow from Operating Activities

During the three months ended December 31, 2016 and the three months ended December 31, 2015, the net cash used in and generated from operating activities were $154,892 and $874,279 respectively. There was increase in continuing operations during the three months ended December 31, 2016.

Cash Flow from Investing Activities

During the three months ended December 31, 2016 and the three months ended December 31, 2015, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the three months ended December 31, 2016 and the three months ended December 31, 2015, there were nil and $303,414 net cash used in or generated from financing activities.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of December 31, 2016.

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

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Nil.

ITEM 1A.	RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Nil.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: February 21, 2017	By:	/s/ Eugene Jiang
Eugene Jiang
Chief Executive Officer (Principal Executive Officer)

Dated: February 21, 2017	By:	/s/ Kira Huang
Kira Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

