Form 10-Q/A
period 2016-03-31
American BriVision (Holding) Corp
filed 2017-02-22
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2016, there were 208,758,987 shares of common stock, par value per share $0.001, outstanding.

Explanatory Note

American BriVision (Holding) Corporation(together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2016, originally filed on May 16, 2016, as amended on May 17, 2016, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended March 31, 2016, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects errors principally related to accrual of $10,000,000 of payable and related expense as set forth in the Collaborative Agreement dated December 29, 2015 (“Collaborative Agreement”), as amended, with BioLite, Inc (“Biolite”) in the consolidated financial statements, and revises the disclosure of related parties transactions and commitments and contingencies. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as Quarterly Report on Form 10-Q for the period ended June 30, 2016 to reflect the restatement of our consolidated financial statements, which reflects the correction of the same type of error with respect to such periods.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10- Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring subsequent to the date of the Original Form 10-Q.

Background of Restatement

We noted that there was a delay of accrual for the two payments in total of $10,000,000 as set forth  in the Collaborative Agreement : 1) 3.5% of total payment related to the upfront payment shall be made upon the execution of the Collaborative Agreement; and 2) 6.5% of the total payment shall be made upon the first IND submission (which was submitted in March 2016). The Company restated the consolidated financial statements in order to record the related liability and expense in the correct period, as well as providing necessary revision for the footnotes of related parties transactions and commitments and contingencies to reflect a more accurate disclosure.

Items Amended by this Amendment

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the period ended March 31, 2016. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement, and as otherwise specifically indicated. Specifically, the following item included in the Original Form 10-Q is amended by this Amendment:

-	Part I, Item 1, Financial Statements

-	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31 2016 (Unaudited) and September 30, 2015	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	2
	Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2016 and the Period from July 21, 2015 (inception) to September 30, 2015 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
Signatures		18

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	September 30, 2015
	(Restated)
Assets
Current assets
Cash	$872,639	$994,830
Prepayment	-	3,815
Total Current Assets	872,639	998,645

Deposit	3,815	3,815

Total Assets	$876,454	$1,002,460

Liabilities and Equity

Other payable	-	300,000
Due to related party	10,000,000	22,517
Due to shareholder	5,723	46,586
Total Liabilities	10,005,723	369,103

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 208,758,821 and 3,113,856 at March 31, 2016 and September 30, 2015	208,759	3,114
Additional paid-in capital	1,087,721	1,295,845
Subscription receivable	-	(350,000)
Accumulated deficit	(10,425,749)	(315,602)
Total equity (deficit)	(9,129,269)	633,357
Total liabilities and equity (deficit)	$876,454	$1,002,460

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015
	(Restated)
Revenues	$-	$-

Cost of sales	32	-

Gross loss	(32)	-

Operating expenses
Selling, general and administrative expenses	108,732	315,602
Research and development expenses	6,500,000	-

Net loss from operations	(6,608,732)	(315,602)

Other income(expense)

Other income	52	-
Total Other Income	52	-

Loss from continuing operations before income taxes	(6,608,712)	(315,602)

Income taxes	-	-

Net loss	$(6,608,712)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.03)	(0.00)

Weighted average number of shares outstanding basic and diluted	208,758,821	160,823,831

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015
	(Restated)
Revenues	$-	$-

Cost of sales	32	-

Gross loss	(32)	-

Operating expenses
Selling, general and administrative expenses	110,359	315,602
Research and development expenses	10,000,000	-

Net loss from operations	(10,110,359)	(315,602)

Other income(expense)
Interest income	103	-
Other income	141	-
Total Other Income	244	-

Loss from continuing operations before income taxes	(10,110,147)	(315,602)

Income taxes	-	-

Net loss	$(10,110,147)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.05)	(0.00)

Weighted average number of shares outstanding basic and diluted	207,230,133	160,823,831

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the six months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015
	(Restated)
Cash flows from operating activities
Net income (loss) from continuing operations	$(10,110,147)	$(315,602)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in deposit	-	(3,815)
(Increase) decrease in prepayment	3,815	(3,815)
Increase (decrease) in other payable	(300,000)	300,000
Increase (decrease) in due to related party	9,977,483	22,517
Net cash used in operating activities	(428,849)	(517)

Cash flows from investing activities
Net cash provided(used) by investing activities	-	-

Cash flows from financing activities
(Decrease) increase in due to shareholder	(43,342)	46,586
Proceeds from subscription receivable	350,000	-
Proceeds from issuance of shares	-	948,959
Net cash provided by financing activities	306,658	995,545
Net increase(decrease) in cash	(122,191)	994,830

Cash, beginning of period	994,830	-

Cash, end of period	$872,639	$994,830

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

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

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company discovered that it had erroneously stated that the research and development expenses were $0 and $0 for the three and six months ended March 31, 2016. Instead, our research and development expenses were $6,500,000 and $10,000,000 for the three and six months ended March 31, 2016.

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the period ended March 31, 2016.

	As of and for the Period Ended March 31, 2016
	Previously Reported	Adjustments	Restated

Consolidated Statements of Balance Sheets
Due to related party	-	10,000,000	10,000,000
Accumulated deficit	(425,749)	(10,000,000)	(10,425,749)

Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2016
Research and development expenses	-	6,500,000	6,500,000
Net Loss	(108,712)	(6,500,000)	(6,608,712)
Basic and diluted loss per share	(0.00)	(0.03)	(0.03)
For the six months ended March 31, 2016
Research and development expenses	-	10,000,000	10,000,000
Net Loss	(110,1470	(10,000,000)	(10,110,147)
Basic and diluted loss per share	(0.00)	(0.05)	(0.05)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America(U.S. GAAP). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars. The condensed financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the periods ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

4. RELATED PARTIES TRANSACTIONS

As of March 31, 2016 and September 30, 2015, the amount due to a related party, BioLite, Inc (“Biolite”) was $10,000,000 and $22,517, respectively.

As of March 31, 2016 and September 30, 2015, the amount due to shareholder, YuanGene Corporation, was $5,723 and $46,586, respectively.

5. EQUITY

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

6. COMMITMENTS AND CONTINGENCIES

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

Pursuant to the Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid by the Company upon signing of that agreement. $3,500,000 was wholly recorded as accounts payable as of March 31, 2016. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

Pursuant to the Collaborative Agreement,6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as accounts payable as of March 31, 2016.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 8-K for the period from July 21, 2015 (inception) to September 30, 2015 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Research and Development

During the first six months of 2016, we have spent approximately $10,000,000 on research and development.

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

Results of Operations — Three Months Ended March 31, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES
		-
Selling, general and administrative expenses	(108,732)	(315,602)
Research and development expenses	(6,500,000)	-

Total Operating Expenses	(6,608,732)	(315,602)

NET LOSS FROM OPERATIONS	(6,608,764)	(315,602)

OTHER (EXPENSES) INCOME, NET
Other income	52	-
Total Other (Expenses) Income	52	-

NET LOSS BEFORE TAXES	(6,608,712)	(315,602)
Income tax expense	-	-
NET LOSS	(6,608,712)	(315,602)

Revenues.   We generated zero and zero in revenues and $32 and zero in cost of sales for the three months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses.   Our operating expenses were $6,608,732 in the three months ended March 31, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The increase of$6,293,130 in the current period is the result of research and development expenses.

Interest Expense.  There was no interest expense for either period.

Net Loss.    The net loss was $6,608,712 for the three months ended March 31, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of increase of net loss in current period was due to the increased research and development expenses incurred during the three months ended March 31, 2016.

Results of Operations — Six Months Ended March 31, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Six months ended March 31, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES
	-	-
Selling, general and administrative expenses	110,359	315,602
Research and development expenses	10,000,000	-

Total Operating Expenses	10,110,359	315,602

NET LOSS FROM OPERATIONS	(10,110,391)	(315,602)

OTHER (EXPENSES) INCOME, NET
Interest income	103	-
Other income	141	-
Total Other (Expenses) Income	244	-

NET LOSS BEFORE TAXES	(10,110,147)	(315,602)
Income tax expense	-	-
NET LOSS	(10,110,147)	(315,602)

Revenues.   We generated zero and zero in revenues and $32 and zero in cost of sales for the six months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses.   Our operating expenses were $10,110,359 in the six months ended March 31, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The increase of $9,794,757 in the current period is the result of research and development expenses.

Interest Expense.  There was no interest expense for either period.

Net Loss.    The net loss was $10,110,147 for the six months ended March 31, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of increase of net loss in current period was due to the increased research and development expenses incurred during the six months ended March 31, 2016.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2016 ($)	As of September 30, 2015 ($)
Current Assets	872,639	998,645
Current Liabilities	10,005,723	369,103
Working Capital (deficit)	(9,133,084)	629,542

Cash Flows

Cash Flow from Operating Activities

During the six months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash used in operating activities were$428,849 and $571, respectively. There was significant increase in net loss and due to a related party during the six months ended March 31, 2016.

Cash Flow from Investing Activities

During the six months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended March 31, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash generated from financing activities were $306,658 and $995,545, respectively. There was issuance of shares during the period from July 21, 2015 (inception) to September 30, 2015.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2016 in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6.      EXHIBITS.

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

American BriVision(Holding) Corporation

Dated: February 22, 2017	By:	/s/ Eugene Jiang
Eugene Jiang
Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2017	By:	/s/ Kira Huang
Kira Huang
Chief Financial Officer and Principal Accounting Officer

