Form 10-Q/A
period 2016-06-30
American BriVision (Holding) Corp
filed 2017-02-22
CIK 1173313

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

Explanatory Note

American BriVision (Holding) Corporation (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2016, originally filed on August 15th, 2016, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended June 30, 2016, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects errors principally related to accrual of $10,000,000 of payable and related expense as set forth in the Collaborative Agreement dated December 29, 2015 (“Collaborative Agreement”), as amended, with BioLite, Inc (“Biolite”) in the consolidated financial statements, and revises the disclosure of related parties transactions and commitments and contingencies. Concurrently with the filing of this Amendment, we are also filing amendments to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as Quarterly Report on Form 10-Q for the period ended March 31, 2016 to reflect the restatement of our consolidated financial statements, which reflects the correction of the same type of error with respect to such periods.

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

Items Amended by this Amendment

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the period ended June 30, 2016. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

-       Part I, Item 1, Financial Statements

-       Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30 2016 (Unaudited) and September 30, 2015	1
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	2
	Condensed Consolidated Statements of Operations for the Nine Months Ended June 30, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2016 and for the Period from July 21, 2015(inception) to September 30, 2015	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signatures		20

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	September 30, 2015
	(Unaudited)	(Audited)
	(Restated)
Assets
Current assets
Cash	$84,904	$994,830
Prepayment		3,815
Total Current Assets	84,904	998,645

Deposit	3,815	3,815

Total Assets	$88,719	$1,002,460

Liabilities and Equity

Accounts Payable	11,446	-
Other payable	-	300,000
Due to related party	6,500,000	22,517
Due to shareholder	-	46,586
Short term loan	2,050,000	-
Total Liabilities	8,561,446	369,103

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 209,352,897 and 3,113,856 at June 30, 2016 and September 30, 2015	209,353	3,114
Additional paid-in capital	1,987,127	1,295,845
Subscription receivable	-	(350,000)
Accumulated deficit	(10,669,207)	(315,602)
Total equity (deficit)	(8,472,727)	633,357
Total liabilities and equity (deficit)	$88,719	$1,002,460

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Revenues	$-	$-

Cost of sales	-	-

Gross loss	-	-

Operating expenses
Selling, general and administrative expenses	289,098	315,602

Net loss from operations	(289,098)	(315,602)

Other income(expense)

Bank Interest Income	361
Gain on exchange differences	89
Sundry income	-
Interest Expense	(3,753)	-
Total Other Income	(3,303)	-

Loss from continuing operations before income taxes	(292,401)	(315,602)

Income taxes	(836)	-

Net loss	$(293,237)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding basic and diluted	208,779,424	160,823,831

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended June 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015
	(restated)
Revenues	$-	$-

Cost of sales	32	-

Gross loss	(32)	-

Operating expenses
Selling, general and administrative expenses	(349,486)	315,602
Research and development expenses	(10,000,000)

Net loss from operations	(10,349,486)	(315,602)

Other income(expense)

Bank Interest Income	361
Gain on exchange differences	141
Sundry income	-
Interest Expense	(3,753)	-
Total Other Income	(3,251)	-

Loss from continuing operations before income taxes	(10,352,769)	(315,602)

Income taxes	(836)	-

Net loss	$(10,353,605)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.05)	(0.00)

Weighted average number of shares outstanding basic and diluted	(208,779,424)	160,823,831

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the nine months ended June 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Cash flows from operating activities
Net loss from continuing operations	$(10,353,605)	$(315,602)
Issuance of common stocks for compensation	897,521	-
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in deposit	-	(3,815)
(Increase) decrease in prepayment	3,815	(3,815)
Increase (decrease) in other payable	(300,000)	300,000
Increase (decrease) in due to related party	6,477,483	22,517
Increase (decrease) in accounts payable	11,446	-
Net cash used in operating activities	(3,263,340)	(517)

Cash flows from investing activities
Net cash provided(used) by investing activities	-	-

Cash flows from financing activities
(Decrease) increase in due to shareholder	(46,586)	46,586
Proceeds from short term loans	2,050,000	-
Proceeds from subscription receivable	350,000	-
Proceeds from issuance of shares	-	948,959
Net cash provided(used) by financing activities	2,353,414	995,545
Effect of Exchange Rates On Cash	-	-
Net increase(decrease) in cash	(909,926)	994,830

Cash, beginning of period	994,830	-

Cash, end of period	$84,904	$994,830
Non cash investing and financing activities
Prepayment	900,000	-

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016, AND SEPTEMBER 30, 2015

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

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company discovered that it had erroneously stated that the research and development expenses were $0 during the nine months ended March 31, 2016. Instead, our research and development expenses were $10,000,000 for the nine months ended June 30, 2016.

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the period ended June 30, 2016.

	As of and for the Year Ended June 30, 2016
	Previously Reported	Adjustments	Restated

Consolidated Statements of Operations and Comprehensive Loss
Prepayment	3,500,000	(3,500,000)	-
Due to related party	-	6,500,000	6,500,000
Accumulated deficit	(669,207)	(10,000,000)	(10,669,207)
Consolidated Statements of Operations and Comprehensive Loss
For the nine months ended June 30, 2016
Research and development expenses	-	10,000,000	10,000,000
Net Loss	(352,769)	(10,000,000)	(10,352,769)
Basic and diluted loss per share	(0.00)	(0.05)	(0.05)

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2015,.

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

As of June 30, 2016, and September 30, 2015, the Company’s income tax expense amounted $836 and $0, respectively.

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

Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as accounts payable as of June 30, 2016.

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

5. RELATED PARTIES TRANSACTIONS

As of June 30, 2016 and September 30, 2015, the amount due to a related party, BioLite, Inc (“Biolite”) was $6,500,000 and $22,517 respectively.

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

8. COMMITMENTS AND CONTINGENCIES

Capital Commitment

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

Pursuant to the Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid by the Company upon signing of that agreement. $3,500,000 was wholly recorded as accounts payable as of June 30, 2016. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as accounts payable as of June 30, 2016.

The Company determined to fully expense the entire amount of $3,500,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount is fully expensed as research and On December 29, 2015, the Company entered into the agreement with Biolite, a related party, that Biolite would grant the Company sole licensing rights of a series of technology for 10 years. The total consideration of obtaining such grant would be $100,000,000.

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

Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as accounts payable as of June 30, 2016.

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

Research and Development

During the first nine months for the period ended June 30, 2016, we have spent approximately $10,000,000.00 on research and development.

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

As of June 30, 2016, and September 30, 2015, the Company’s income tax expense amounted $836 and $0, respectively.

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

Interest Expense. The interest expense was $3,753 in the three months ended June 30, 2016 as compared to $0 for the period from July 21, 2015 (inception) to September 30, 2015.

Net Loss.    The net loss was $293,237 for the three months ended June 30, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of decrease of net loss in current period was due to the decreased professional fees incurred during the nine months ended June 30, 2016.

Results of Operations — Nine Months Ended June 30, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Nine months ended June 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES
	-	-
Selling, general and administrative expenses	349,486	315,602
Research and development expenses	10,000,000
Total Operating Expenses	10,349,486	315,602

NET LOSS FROM OPERATIONS	(10,349,518)	(315,602)

OTHER (EXPENSES) INCOME, NET
Interest income	361	-
Gain on exchange differences	141	-
Interest expense	(3,753)
Total Other (Expenses) Income	(10,352,769)	-

NET LOSS BEFORE TAXES	(10,352,769)	(315,602)
Income tax expense	836	-
NET LOSS	(10,353,605)	(315,602)

Revenues.   We generated zero and zero in revenues and $32 and zero in cost of sales for the nine months ended June 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses.   Our operating expenses were $10,349,486 in the nine months ended June 30, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The increase of $10,033,884 in the current period is the result of fewer professional fees.

Interest Expense. The interest expense was $361 in the nine months ended June 30, 2016 as compared to $0 for the period from July 21, 2015 (inception) to September 30, 2015

Net Loss.    The net loss was $10,353,605 for the nine months ended June 30, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of decrease of net loss in current period was due to the decreased professional fees incurred during the nine months ended June 30, 2016.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2016 ($)	As of September 30, 2015 ($)
Current Assets	84,904	998,645
Current Liabilities	6,511,446	369,103
Working Capital (deficit)	(6,426,542)	629,542

Cash Flows

Cash Flow from Operating Activities

During the nine months ended June 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash used in operating activities were $3,263,340 and $517 respectively. There was significant increase in net loss and due to related party during the nine months ended June 30, 2016.

Cash Flow from Investing Activities

During the nine months ended June 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the nine months ended June 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash generated from financing activities were $2,353,414 and $995,545 respectively. A short-term loan raised during the nine months ended June 30, 2016.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of June 30, 2016,.

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

