Form 10-K/A
period 2016-09-30
American BriVision (Holding) Corp
filed 2017-02-22
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

American BriVision (Holding) Corporation (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10K/A”) to its Annual Report on Form 10-K for the period ended September 30, 2016, originally filed on January 12, 2017 (the “Original Form 10-K”) to reflect the restatement of its consolidated financial statements for the year ended September 30, 2016 and related disclosures described below. The restatement of the Original Form 10-K reflected in this Amendment corrects errors principally related to accrual of $6,500,000 of payable and related expense as set forth in the Collaborative Agreement dated December 29, 2015 (“Collaborative Agreement”), as amended, with BioLite, Inc (“Biolite”) in the consolidated financial statements, and revises the disclosure of related parties transactions and commitments and contingencies. Concurrently with the filing of this Amendment, we are also filing amendments to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 to reflect the restatement of our consolidated financial statements which reflects the correction of the same type of error with respect to such periods.

No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10- K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring subsequent to the date of the Original Form 10-K.

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

Items Amended by this Amendment

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the year ended September 30, 2016. For the convenience of the reader, this Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-K are amended by this Amendment:

-   Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

-   Part II, Item 8, Financial Statements and Supplementary Data

-   Part III, Item 11, Executive Compensation

-   Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence

-   Part IV, Item 15, Exhibits, Financial Statement Schedules

AMERICAN BRIVISION (HOLDING) CORPORATION

Form 10-K/A

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

ITEM 3.  LEGAL PROCEEDINGS

We filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 using "fresh start" accounting under section 852-10-45-17 as of date of sale corporate shell to reflect intangible assets sale through section 363 of the US bankruptcy code.  Any business description below and all reporting results of the operating results reported in this filing for the fiscal year ending September 30, 2016 and 2015 are post "fresh start" activity and not comparable to prior results. Post-bankruptcy we have been operating a web site for the sale of women's apparel. Other than disclosed herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

Research and Development

During the year ended September 30, 2016, we have spent approximately $10,000,000 on research and development.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the period ended September 30, 2016 and accompanying notes that appear in our Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on January 10, 2017 and the financial statements included in this Report.

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

Results of Operations — Fiscal Year Ended September 30, 2016 Compared to The Period from July 21, 2015 (Inception) to September 2015.

The following table presents, for the period indicated, our consolidated statements of operations information.

	Fiscal year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES
Selling, general and administrative expenses	997,203	315,602
Selling, general and administrative expenses	10,000,000	-

Total Operating Expenses	10,997,203	315,602

NET LOSS FROM OPERATIONS	(10,997,235)	(315,602)

OTHER INCOME (EXPENSES), NET
Interest income	361	-
Gain on exchange differences	141	-
Interest expense	(10,170)	-
Total Other Expenses	(9,668)	-

NET LOSS BEFORE TAXES	(11,006,903)	(315,602)
Income tax expense	(836)	-
NET LOSS	(11,007,739)	(315,602)

Revenues.   We generated zero and zero in revenues and $32 and zero in cost of sales for the year ended September 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses. Our operating expenses were $10,997,235 for the year ended September 30, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The increase of $10,681,633 in the current year was the result of more professional fees, as well as the $10,000,000 for the Milestone payment for royalty fee.

Interest Expense. The interest expense was $10,170 for the year ended September 30, 2016 as compared to $0 for the period from July 21, 2015 (inception) to September 30, 2015

Net Loss. The net loss was $11,007,739 for the year ended September 30, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of increase of net loss in the current year was due to the increased professional fees and the Milestone payment incurred during the year ended September 30, 2016.

Balance Sheet Data

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
Cash	173,537	994,830
Total Assets	177,352	1,002,460
Total Liabilities	6,556,470	369,103
Stockholders’ Equity	(6,379,118)	633,357

For The Year Ended September 30, 2016

During the year ended September 30, 2016, we did not generate any revenue and incurred operating expenses of $10,997,235, and resulted in a net loss of $11,007,739. The expenses were mainly expense related to daily operation costs and the professional fees, as well as the Milestone payment.

For The Period from July 21, 2015 (Inception) to September 30, 2015

During the period from July 21, 2015 (inception) through September 30, 2015, we did not generate any revenue and incurred operating expenses of $315,602, and resulted in a net loss of $315,602. The expenses were mainly expense related to daily operation costs and the professional fees.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
Current Assets	173,537	998,645
Current Liabilities	6,556,470	369,103
Working Capital	(6,382,933)	629,542

Cash Flows

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
Cash Flows Used in Operating Activities	(3,474,707)	(517)
Cash Flows Provided by Financing Activities	2,653,314	995,545
Net (Decrease) Increase in Cash During Period	(821,293)	994,830

Cash Flow from Operating Activities

During the year ended September 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash used in operating activities were $3,474,707 and $517 respectively. There was increase in due to related parties during the year ended September 30, 2016.

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

Going Concern Consideration

We have incurred losses since its inception resulting in an accumulated deficit of $11,323,341 as of September 30, 2016 and net losses of $11,007,739 and negative cash flow of $821,293 during the year ended September 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

/s/ Centurion ZD CPA Limited

Certified Public Accountants

(Practising) Hong Kong

Dated: January 12, 2017

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
	Restated
Assets
Current assets
Cash	$173,537	$994,830
Prepayment	-	3,815
Total Current Assets	173,537	998,645

Deposit	3,815	3,815

Total Assets	$177,352	$1,002,460

Liabilities and Equity	-
Accounts Payable	18,370	-
Accrued expense	38,100	-
Other payable	-	300,000
Due to related party	6,500,000	22,517
Due to shareholder	-	46,586
Total Liabilities	6,556,470	369,103

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 210,821,647 and 166,273,921 at September 30, 2016 and September 30, 2015	210,822	166,274
Additional paid-in capital	4,733,401	1,132,685
Subscription receivable	-	(350,000)
Accumulated deficit	(11,323,341)	(315,602)
Total equity (deficit)	(6,379,118)	633,357
Total liabilities and equity (deficit)	$177,352	$1,002,460

* All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Revenues	$-	$-

Cost of sales	32	-

Gross loss	(32)	-

Operating expenses
Selling, general and administrative expenses	997,203	315,602
Research and development expenses	10,000,000	-

Net loss from operations	(10,997,235)	(315,602)

Other income(expenses)
Bank Interest Income	361	-
Gain on exchange differences	141	-
Interest Expense	(10,170)	-
Total Other Expenses	(9,668)	-

Loss from continuing operations before income taxes	(11,006,903)	(315,602)

Income taxes	(836)	-

Net loss	$(11,007,739)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.06)	(0.00)

Weighted average number of shares outstanding basic and diluted	193,981,153	160,823,831

* All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		additional
	Number of		paid-in	Subscription	Accumulated	Stockholders’
	shares	Amount	capital	receivable	deficit	equity

Balance at July 21, 2015 (inception)	159,622,964	$159,623	$1,087,378	$(350,000)	$-	$897,001
Issuance of common shares	6,650,957	6,651	45,307	-	-	51,958
Net loss for the period	-	-	-	-	(315,602)	(315,602)
Balance at September 30, 2015	166,273,921	166,274	1,132,685	(350,000)	(315,602)	633,357
Reverse merger recapitalization	42,359,253	42,359	(45,055)	-	-	(2,696)
Issuance of common shares	2,031,423	2,032	3,247,968	-	-	3,250,000
Stock based compensation	157,050	157	397,803	-	-	397,960
Receipt of subscription receivable	-	-	-	350,000	-	350,000
Net loss for the year	-	-	-	-	(11,007,739)	(11,007,739)
Balance at September 30, 2016	210,821,647	210,822	4,733,401	-	(11,323,341)	(6,379,118)

The accompanying notes are an integral part of these consolidated financial statements.

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015

Cash flows from operating activities
Net loss from continuing operations	$(11,007,739)	$(315,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for compensation	1,295,264	-
Change in operating assets and liabilities:
Increase in deposit	-	(3,815)
Decrease (increase) in prepayment	3,815	(3,815)
(Decrease) increase in other payable	(300,000)	300,000
(Decrease) increase in due to related party	6,477,483	22,517
Increase in accounts payable	18,370	-
Increase in accrued expense	38,100	-
Net cash used in operating activities	(3,474,707)	(517)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
(Decrease) increase in due to shareholder	(46,586)	46,586
Proceeds from subscription receivable	350,000	-
Proceeds from issuance of shares	2,350,000	948,959
Net cash provided by financing activities	2,653,414	995,545
Effect Of Exchange Rates On Cash	-	-
Net (decrease) increase in cash	(821,293)	994,830

Cash, beginning of period	994,830	-

Cash, end of period	$173,537	$994,830

Supplemental disclosure of cash flow information
Prepayment	900,000	-

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

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

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company discovered that it had erroneously stated that the research and development expenses were understated during the year ended September 30, 2016. Instead, our research and development expenses were $10,000,000 for the year ended September 30, 2016.

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the year ended September 30, 2016,

	Previously Reported	Adjustments	Restated

Consolidated Statements of Operations and Comprehensive Loss

Due to related party	-	6,500,000	6,500,000
Accumulated deficit	(4,823,401)	(6,500,000)	(11,323,341)
Consolidated Statements of Operations and Comprehensive Loss
For the year ended September 30, 2016
Research and development expenses	-	10,000,000	10,000,000
Net Loss	(4,507,799)	(9,999,940)	(11,007,739)
Basic and diluted loss per share	(0.00)	(0.06)	(0.06)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $11,323,341 as of September 30, 2016. The Company also incurred net losses of $11,007,739 and negative cash flow of $821,293 during the year ended September 30, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as due to related party as of September 30, 2016.

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

Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as due to related party as of September 30, 2016.

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

6. RELATED PARTIES TRANSACTIONS

As of September 30, 2016 and September 30, 2015, the amount due to a related party, BioLite, Inc (“Biolite”) was $6,500,000 and $22,517 respectively.

As of September 30, 2016 and September 30, 2015, the amount due to shareholder, YuanGene Corporation, was $0 and $46,586 respectively.

7. ACCOUNTS PAYABLE

As of September 30, 2016 and September 30, 2015, the amount of Accounts Payable to LiteArt, Inc. was $18,370 and $0 respectively.

8. EQUITY

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

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

	For the Year Ended September 30, 2016	For the period from July 21, 2015 (Inception) to September 30, 2015

Numerator:
Net loss	$(11,007,739)	(315,602)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	193,981,153	160,823,831
Stock options	-
Weighted-average shares outstanding - Diluted	193,981,153	160,823,831

Earnings per share
-Basic	0.06	0.00
-Diluted	0.06	0.00

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENT

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of September 30, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Kira Huang(1)	—	—	—	—	—	—	—	31,410	$79,592	(2)

(1)	On February 17, 2016, we awarded 10,000 shares of common stock to each of five employees, of whom Kira Huang, the Chief Financial Officer, is the only officer. Due to the forward split detailed in our 10-Q filed June 30, 2016, each of such employees has been awarded 31,410 shares of common stock.
(2)	The dollar amount shown is determined by multiplying the number of shares of common stock reported in the table by the closing price of a share of our common stock on February 17, 2016 ($7.9592), which was the day of such issuance.

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

Balance Sheets, September 30, 2016 and 2015

Statements of Operations for the years ended September 30, 2016 and 2015

Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2016 and 2015

Statements of Cash Flows for the years ended September 30, 2016 and 2015

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
10.1	Collaboration Agreement dated December 29, 2015 (6)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (7)
10.3	Employment Agreement with Kira Huang (8)
14.1	Code of Ethics (9)
21.1	List of subsidiaries (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2) Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3) Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4) Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5) Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016. (3.4)

(6) Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(7) Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(8) Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(9) Incorporated by reference to Exhibit 14.1to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(10) Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February 2017.

American BriVision (Holding) Corporation

By:	/s/ Eugene Jiang
Eugene Jiang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eugene Jiang		February 22, 2017
Eugene Jiang	Chief Executive Officer and Chairman, Director, Secretary, Treasurer ((Principal Executive Officer)

/s/ Kira Huang		February 22, 2017
Kira Huang	Chief Financial Officer (Principal Accounting Officer)

