Form 10-K/A
period 2016-09-30
American BriVision (Holding) Corp
filed 2017-05-22
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 2

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes ☐ No☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2016, approximately 19,393,782 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $35,193,896.2 based on the available OTCQB closing price of $1.8147 per share on March 31, 2016.

As of January 6, 2017, the registrant had 210,821,647 shares of common stock of outstanding and 0 shares of convertible preferred stock outstanding.

No documents are incorporated into the text by reference.

Explanatory Note

American BriVision (Holding) Corporation (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 2 (“Amendment No. 2” or “Form 10K/A”) to its Annual Report on Form 10-K for the period ended September 30, 2016, originally filed on January 12, 2017 (the “Original Form 10-K”) and Form 10-K/A Amendment No, 1 for the period ended September 30, 2016, originally filed on February 22, 2017 to (i) amend several typographical errors in the financial statements; and (ii) to reflect the changes related to the certain restatement in the audit report. The typographical errors of $60 relate to additional paid-in capital and accumulated deficit in in the financial statements on page F-3 as of and for the years ended September 30, 2015 and 2016. For details of the corrections, please refer to the Note 2 of the Financial Statements on page F-6.

Items Amended by the Amendment No. 2

The Amendment No. 2 reflects the results of the work described above and includes the restatement of our consolidated financial statements for the year ended September 30, 2016. For the convenience of the reader, this Amendment No. 2 sets forth the Original Form 10-K and Form 10-K/A Amendment No 1, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-K and Form 10K/A Amendment No, 1 are amended by this Amendment No. 2:

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

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements for the year ended September 30, 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 10--K for the period from July 21, 2015 (inception) to September 30, 2015 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Results of Operations — Fiscal Year Ended September 30, 2016 Compared to The Period from July 21, 2015 (Inception) to September 30, 2015.

The following table presents, for the period indicated, our consolidated statements of operations information.

	Fiscal year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015
	(Restated )
REVENUE	$-	$-

COST OF REVENUE	32	-

GROSS LOSS	(32)	-

OPERATING EXPENSES
Selling, general and administrative expenses	997,263	315,602
Research and development expenses	10,000,000	-

Total Operating Expenses	10,997,263	315,602

NET LOSS FROM OPERATIONS	(10,997,295)	(315,602)

OTHER INCOME (EXPENSES), NET
Interest income	361	-
Gain on exchange differences	141	-
Interest expense	(10,170)	-
Total Other Expenses	(9,668)	-

NET LOSS BEFORE TAXES	(11,006,963)	(315,602)
Income tax expense	(836)	-
NET LOSS	(11,007,799)	(315,602)

Revenues.  We generated zero and zero in revenues and $32 and zero in cost of sales for the year ended September 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015.

Operating Expenses. Our operating expenses were $10,997,295 for the year ended September 30, 2016 as compared to $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The increase of $10,681,693 in the current year was the result of more professional fees, as well as the $10,000,000 for the Milestone payment for royalty fee.

Interest Expense. The interest expense was $10,170 for the year ended September 30, 2016 as compared to $0 for the period from July 21, 2015 (inception) to September 30, 2015

Net Loss. The net loss was $11,007,799 for the year ended September 30, 2016 compared to a loss of $315,602 for the period from July 21, 2015 (inception) to September 30, 2015. The result of increase of net loss in the current year was due to the increased professional fees and the Milestone payment incurred during the year ended September 30, 2016.

Balance Sheet Data

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
	(Restated)
Cash	173,537	994,830
Total Assets	177,352	1,002,460
Total Liabilities	6,556,470	369,103
Stockholders’ Equity	(6,379,118)	633,357

For The Year Ended September 30, 2016

During the year ended September 30, 2016, we did not generate any revenue and incurred operating expenses of $10,997,295, and resulted in a net loss of $11,007,799. The expenses were mainly expense related to daily operation costs and the professional fees, as well as the Milestone payment.

For The Period from July 21, 2015 (Inception) to September 30, 2015

During the period from July 21, 2015 (inception) through September 30, 2015, we did not generate any revenue and incurred operating expenses of $315,602, and resulted in a net loss of $315,602. The expenses were mainly expense related to daily operation costs and the professional fees.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
	(Restated)
Current Assets	173,537	998,645
Current Liabilities	6,556,470	369,103
Working Capital	(6,382,933)	629,542

Cash Flows

	As of September 30, 2016 ($)	As of September 30, 2015 ($)
	(Restated)	(Restated)
Cash Flows Used in Operating Activities	(3,474,707)	(715)
Cash Flows Provided by Financing Activities	2,653,414	995,545
Net (Decrease) Increase in Cash During Period	(821,293)	994,830

Cash Flow from Operating Activities

During the year ended September 30, 2016 and the period from July 21, 2015 (inception) to September 30, 2015, the net cash used in operating activities were $3,474,707 and $715 respectively. There was increase in due to related parties during the year ended September 30, 2016.

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

Going Concern Consideration

We have incurred losses since its inception resulting in an accumulated deficit of $11,323,401 as of September 30, 2016 and net losses of $11,007,799 and negative cash flow of $821,293 during the year ended September 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Certified Public Accountants

(Practising) Hong Kong

Dated: January 12, 2017

Except for Note 2 which was dated at May 22, 2017

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
	(Restated)
Assets
Current assets
Cash	$173,537	$994,830
Prepayment	-	3,815
Total Current Assets	173,537	998,645

Deposit	3,815	3,815

Total Assets	$177,352	$1,002,460

Liabilities and Equity
Accounts Payable	18,370	-
Accrued expense	38,100	-
Other payable	-	300,000
Due to related party	6,500,000	22,517
Due to shareholder	-	46,586
Total Liabilities	6,556,470	369,103

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 210,821,647 and 166,273,921 at September 30, 2016 and September 30, 2015	210,822	166,274
Additional paid-in capital	4,733,461	1,132,685
Subscription receivable	-	(350,000)
Accumulated deficit	(11,323,401)	(315,602)
Total equity (deficit)	(6,379,118)	633,357
Total liabilities and equity (deficit)	$177,352	$1,002,460

* All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

“The accompanying notes are an integral part of these consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015
	(Restated)
Revenues	$-	$-

Cost of sales	32	-

Gross loss	(32)	-

Operating expenses
Selling, general and administrative expenses	997,263	315,602
Research and development expenses	10,000,000	-

Net loss from operations	(10,997,295)	(315,602)

Other income(expenses)
Bank Interest Income	361	-
Gain on exchange differences	141	-
Interest Expense	(10,170)	-
Total Other Expenses	(9,668)	-

Loss from continuing operations before income taxes	(11,006,963)	(315,602)

Income taxes	(836)	-

Net loss	$(11,007,799)	$(315,602)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.06)	(0.00)

Weighted average number of shares outstanding basic and diluted	193,981,153	160,823,831

* All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

“The accompanying notes are an integral part of these consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional
	Number of		paid-in	Subscription	Accumulated	Stockholders’
	shares	Amount	capital	receivable	deficit	equity
			(Restated)		(Restated)
Balance at July 21, 2015 (inception)	159,622,964	$159,623	$1,087,378	$(350,000)	$-	$897,001
Issuance of common shares	6,650,957	6,651	45,307	-	-	51,958
Net loss for the period	-	-	-	-	(315,602)	(315,602)
Balance at September 30, 2015	166,273,921	166,274	1,132,685	(350,000)	(315,602)	633,357
Reverse merger recapitalization	42,359,253	42,359	(44,995)	-	-	(2,636)
Issuance of common shares	2,031,423	2,032	3,247,968	-	-	3,250,000
Stock based compensation	157,050	157	397,803	-	-	397,960
Receipt of subscription receivable	-	-	-	350,000	-	350,000
Net loss for the year	-	-	-	-	(11,007,799)	(11,007,799)
Balance at September 30, 2016 (Restated)	210,821,647	210,822	4,733,461	-	(11,323,401)	(6,379,118)

The accompanying notes are an integral part of these consolidated financial statements.

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended September 30, 2016	For the period From July 21, 2015 (inception) to September 30, 2015
	(Restated)	(Restated)
Cash flows from operating activities
Net loss from continuing operations	$(11,007,799)	$(315,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for compensation and recapitalization	1,295,324	-
Change in operating assets and liabilities:
Increase in deposit	-	(3,815)
Decrease (increase) in prepayment	3,815	(3,815)
(Decrease) increase in other payable	(300,000)	300,000
(Decrease) increase in due to related party	6,477,483	22,517
Increase in accounts payable	18,370	-
Increase in accrued expense	38,100	-
Net cash used in operating activities	(3,474,707)	(715)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
(Decrease) increase in due to shareholder	(46,586)	46,586
Proceeds from subscription receivable	350,000	-
Proceeds from issuance of shares	2,350,000	948,959
Net cash provided by financing activities	2,653,414	995,545
Effect Of Exchange Rates On Cash	-	-
Net (decrease) increase in cash	(821,293)	994,830

Cash, beginning of period	994,830	-

Cash, end of period	$173,537	$994,830

Supplemental disclosure of cash flow information
Prepayment	-	-

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

“The accompanying notes are an integral part of these consolidated financial statements.”

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

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company discovered that it had erroneously stated that the research and development expenses were understated during the year ended September 30, 2016. Instead, our research and development expenses were $10,000,000 for the year ended September 30, 2016 and were restated in the Adjustments No. 1 column. Moreover, there were typographical errors on Selling, General and Administration expenses which were corrected in the Adjustments No. 2 column. For the year ended September 30, 2015, the Net cash used in the operating activities was mistyped from $(715) to $(517) and was corrected in this restatement.

The following tables present the effect of the corrections discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the year ended September 30, 2016,

ITEMS	Previously Reported on Form 10K	Adjustments No.1	Adjustments No.2	Restated

Consolidated Balance Sheet
As of September 30, 2016
Due to related party	-	6,500,000	-	6,500,000
Total Liabilities	56,470	6,500,000	-	6,556,470
Additional paid-in capital	4,733,401	-	60	4,733,461
Accumulated deficit	(4,823,401)	(6,500,000)	-	(11,323,401)
Total equity (deficit)	120,882	(6,500,000)	-	(6,379,118)

Consolidated Statements of Operations and Comprehensive Loss
For the year ended September 30, 2016
Selling, general and administrative expenses	4,497,263	(3,500,060)	60	997,263
Research and development expenses	-	10,000,000	-	10,000,000
Net loss from operations	(4,497,295)	(6,499,940)	(60)	(10,997,295)
Loss from continuing operations before income taxes	(4,506,963)	(6,499,940)	(60)	(11,006,963)
Net Loss	(4,507,799)	(6,499,940)	(60)	(11,007,799)
Basic and diluted loss per share	(0.00)	(0.06)	(0.00)	(0.06)

Consolidated Statements of Cash Flow For the year ended September 30, 2016
Net loss from continuing operations	(4,507,799)	(6,499,940)	(60)	(11,007,799)
Issuance of common stock for compensation	1,295,324	(60)	60	1,295,324
(Decrease) increase in due to related party	(22,517)	6,500,000		6,477,483

Consolidated Statements of Cash Flow
For the year ended September 30, 2015
Net cash used in operating activities	(517)	-	(198)	(715)

As a result of the restatement of the consolidated balance sheets as of September 30, 2016, Due to related party and Total liabilities were increased by $6,500,000; changed from $0 to $6,500,000 and from $56,470 to $6,556,470. Additional paid in capital was increased by $60 and changed from $4,733,401 to $4,733,461. Accumulated deficit was increased by $6,500,000 and changed from $(4,823,401) to $(11,323,401). Total equity (deficit) was decreased by $6,500,000 and changed from $120,882 to $(6,379,118).

As a result of the restatement of the consolidated statements of operations and comprehensive loss for the year ended September 30, 2016, Selling, general and administrative expenses were decreased by $3,500,000 and changed from $4,497,263 to $997,263. Research and development expenses were increased by $10,000,000 and changed from $0 to $10,000,000. Net loss from operations was increased by $6,500,000 and changed from $(4,497,295) to $(10,997,295) Loss from continuing operations before taxes was increased by $6,500,000 and changed from $(4,506,963) to $(11,006,963). Net loss was increased by $6,500,000 and changed from $(4,507,799) to $(11,007,799). Basic and diluted loss per share were also increased by 0.06 and changed from $0 to $(0.06).

As a result of the restatement of the consolidated statements of cash flow for the year ended September 30, 2016, Net loss from continuing operations was increased by $6,500,000; changed from $(4,507,799) to $(11,007,799). Issuance of common stock for compensation did not have changes and stated as $1,295,324. (Decrease) increase in due to related party was increased by $6,500,000 and changed from $(22,517) to $6,477,483. There were no changes in Net cash used in operating activities.

As a result of the restatement of the consolidated statements of cash flow for the year ended September 30, 2015, Net cash used in operating activities was increased by $198 and changed from $(517) to $(715).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to Articles of Incorporation.

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

4. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $11,323,401 as of September 30, 2016. The Company also incurred net losses of $11,007,799 and negative cash flow of $821,293 during the year ended September 30, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

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

	For the Year Ended September 30, 2016	For the period from July 21, 2015 (Inception) to September 30, 2015

Numerator:
Net loss	$(11,007,799)	(315,602)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	193,981,153	160,823,831
Stock options	-	-
Weighted-average shares outstanding - Diluted	193,981,153	160,823,831

Earnings per share
-Basic	(0.06)	0.00
-Diluted	(0.06)	0.00

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

(5) Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016. (3.4)

(6) Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(7) Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(8) Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(9) Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(10) Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of May 2017.

American BriVision (Holding) Corporation

By:	/s/ Eugene Jiang
Eugene Jiang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eugene Jiang		May 22, 2017
Eugene Jiang	Chief Executive Officer and Chairman, Director, Secretary, Treasurer ((Principal Executive Officer)

/s/ Kira Huang		May 22, 2017
Kira Huang	Chief Financial Officer (Principal Accounting Officer)

