Form 10-Q/A
period 2016-12-31
American BriVision (Holding) Corp
filed 2017-05-22
CIK 1173313

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

Explanatory Note

American BriVision (Holding) Corporation (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment No.1” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended December 31, 2016, originally filed on February 21, 2017, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended December 31, 2016, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects the carryover typographical errors principally related to additional paid-in capital, accumulated deficit as of December 31, 2016 and disclosure of earning per shares for the three-months ended December 31, 2016 and 2015. There is no impact or changes to the consolidated statement of operations and cash flow for the three months ended December 31, 2016 and 2015; and to the total assets, total liability and total stockholders’ equity as of December 31, 2016 and September 30, 2016. For details of the changes, please refer to Note 2 of the consolidated financial statements.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A Amendment No.1 restates in its entirety, as amended, our Original Form 10-Q.

This report on Form 10- Q/A Amendment No.1 is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring subsequent to the date of filing of the Original Form 10-Q.

Background of Restatements in Amendment No.1

The additional paid-in capital and accumulated deficit as of December 31, 2016 was erroneously stated as $4,733,401 and $(11,463,678), respectively on the Original Form 10-Q. The Company restated the additional paid-in capital and accumulated deficit as of December 31, 2016 as $4,733,461 and $(11,463,738), respectively. The typographical error caused $60 difference in both accounts. There is no impact on the ending balance of the total stockholders’ equity as of December 31, 2016.

On the Notes 8 to Consolidated Financial Statements of the Original Form 10-Q, the net loss and weight-average shares outstanding basic and diluted included in the disclosure of the earning per share for the three-months ended December 31, 2016 was erroneously reflected as (11,065,935) and 193,981,153, respectively. The earning-per-share on the Original Form 10-Q for the three-months ended December 31, 2016 was (0.06). The Company corrected the net loss and weight-average shares outstanding basic and diluted included in the disclosure of the earning per share for the three-months ended December 31, 2016 to (140,337) and 210,821,647, respectively in order to align with the net loss and weight-average shares outstanding basic and diluted as reflected on the accompanying unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2016. The corrected earning per share was $0.00. The overall impact in the earning-per-share for the three months ended December 31, 2016 is $0.06.

On the Notes 8 to Consolidated Financial Statements of the Original Form 10-Q, the net loss and weight-average shares outstanding basic and diluted included in the disclosure of the earning per share for the three-months ended December 31, 2015 was erroneously reflected as (317,015) and 160,823,831, respectively. The earning-per-share on the Original Form 10-Q for the three-months ended December 31, 2015 was (0.00). The Company corrected the net loss and weight-average shares outstanding basic and diluted included in the disclosure of the earning per share for the three-months ended December 31, 2015 to (3,501,413) and 163,881,199, respectively in order to align with the net loss and weight-average shares outstanding basic and diluted as reflected on the accompanying unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2015. The corrected earning per share was $(0.02). The overall impact in the earning-per-share for the three months ended December 31, 2015 is $(0.02)

Items Amended by the Amendment No.1

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the period ended December 31, 2016. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

- Part I, Item 1, Financial Statements

- Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2016	September 30, 2016
	(Restated)	(Audited) (Restated)
Assets
Current assets
Cash	$18,645	$173,537
Total Current Assets	18,645	173,537

Deposit	-	3,815

Total Assets	$18,645	$177,352

Liabilities and Equity

Accounts Payable	-	18,370
Accrued expense	38,100	38,100
Due to related party	6,500,000	6,500,000
Total Liabilities	6,538,100	6,556,470

Commitments and Contingencies

Stockholders’ equity
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 210,821,647 at December 31, 2016 and September 30, 2016	210,822	210,822
Additional paid-in capital	4,733,461	4,733,461
Subscription receivable	-	-
Accumulated deficit	(11,463,738)	(11,323,401)
Total equity	(6,519,455)	(6,379,118)
Total liabilities and equity	$18,645	$177,352

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

Revenues	$70,000	$-
Cost of sales	-	-

Gross profit	70,000	-

Operating expenses
Selling, general and administrative expenses	185,188	1,605
Research and Development	25,198	3,500,000
Total Operating Expenses	210,386	3,501,605

Net loss from operations	(140,386)	(3,501,605)

Other income (expense)
Bank Interest Income	49	103
Gain on exchange differences	-	89

Total Other Income	49	192

Loss from continuing operations before income taxes	(140,337)	(3,501,413)

Income taxes	-	-

Net loss	$(140,337)	$(3,501,413)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.02)

Weighted average number of shares outstanding basic and diluted	210,821,647	163,881,199

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

Cash flows from operating activities
Net loss from continuing operations	$(140,337)	$(3,501,413)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in deposit	3,815	-
Increase (decrease) in accounts receivable	-	(550,349)
(Increase) decrease in accounts payable	-	(300,000)
Increase (decrease) in due to related party	-	3,477,483
Increase (decrease) in accounts payable	(18,370)	-
Net cash used in operating activities	(154,892)	(874,279)

Cash flows from investing activities
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
(Decrease) increase in due to shareholder	-	350,000
(Decrease) increase in due to shareholder	-	(46,586)
Net cash provided (used) by financing activities	-	303,414

Net increase (decrease) in cash	(154,892)	(570,865)

Cash, beginning of period	173,537	994,830

Cash, end of period	$18,645	$423,965

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

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

REVERSE MERGER

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), American BriVision Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of People Republic of China (“Euro-Asia”), being the owners of record of 52,336,000 shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 52,936,583 shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision. Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company discovered that there was a delay of accrual for the two payments in total of $10,000,000 as set forth in the Collaborative Agreement: 1) 3.5% of total payment related to the upfront payment shall be made upon the execution of the Collaborative Agreement; and 2) 6.5% of the total payment shall be made upon the first IND submission (which was submitted in March 2016). It had erroneously stated that the research and development expenses were $0 and $0 for the three and six months ended March 31, 2016. Instead, our research and development expenses were $6,500,000 and $10,000,000 for the three and six months ended March 31, 2016.

The Company restated the consolidated financial statements for December 31, 2016 as a consequence of the carryover changes from the year ended September 30, 2016. The item Additional paid-in-capital adjusted up with $60 while the Accumulated deficit adjusted down with ($60). The change of the following items offset each other and no other items in the consolidated balance sheet have been changed.

ITEMS	As of and for the Period Ended December 31, 2016
	Previously Reported	Adjustments	Restated

Consolidated Balance Sheets
Additional paid-in-capital	4,733,401	60	4,733,461
Accumulated deficit	(11,463,678)	(60)	(11,463,738)

The Company discovered that it had erroneously stated that the research and development expenses were understated during the year ended September 30, 2016. Corrections had been made and there were some changes in the liabilities and shareholders’ equity item of the consolidated balance sheet.

The following tables present the effect of the corrections discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of September 30, 2016,

ITEMS	As of and for the Year Ended September 30, 2016
	Previously Reported	Adjustments	Restated

Consolidated Balance Sheet
As of September 30, 2016
Due to related party	-	6,500,000	6,500,000
Total Liabilities	56,470	6,500,000	6,556,470
Additional paid-in capital	4,733,401	60	4,733,461
Accumulated deficit	(4,823,401)	(6,500,000)	(11,323,401)
Total equity (deficit)	120,882	(6,500,000)	(6,379,118)

As a result of the restatement of the consolidated balance sheets as of September 30, 2016, Due to related party and Total liabilities were increased by $6,500,000; changed from $0 to $6,500,000 and from $56,470 to $6,556,470. Additional paid in capital was increased by $60 and changed from $4,733,401 to $4,733,461. Accumulated deficit was increased by $6,500,000 and changed from $(4,823,401) to $(11,323,401). Total equity/(deficit) was decreased by $6,500,000 and changed from $120,882 to $(6,379,118).

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, American BriVision Corporation ("BriVision").  All intercompany transactions, balances and any unrealized profit and losses have been eliminated on consolidation.

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

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC Topic 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

Stock-based Compensation

The Company measures expense associated with all employee share-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 ”Equity-Based Payments to Non-Employees" which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided.

Stock-based compensation expenses were recorded in general and administrative expenses and research and development expenses.

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

As of December 31, 2016 and December 31, 2015, the Company’s income tax expense amounted $0 and $0, respectively.

Earnings Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

Commitments and Contingencies

The Company has adopted ASC Topic 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an assets had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

4. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $11,463,738 as of December 31, 2016. The Company also incurred net losses of $140,337 and negative cash flow of $154,892 during the three months ended December 31, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016. Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as due to related party as of December 31, 2016

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

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

The Company determined to fully expense the entire amount of $10,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount is fully expensed as research and

6. RELATED PARTIES TRANSACTIONS

During the quarter ended December 31, 2016, the Company recorded revenue of $70,000 for a consulting service provided to a Company’s shareholder, Liongene Corporation.

As of December 31, 2016 and September 30, 2016, the amount due to a related party, BioLite, Inc (“Biolite”) was $6,500,000 and $6,500,000 respectively.

7. ACCOUNTS PAYABLE

As of December 31, 2016 and September 30, 2016, the amount Accounts Payable to LiteArt, Inc. was $0 and $18,370 respectively.

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

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to affect a forward split at a ratio of 1 to 3.141 (the “Forward Stock Split”) and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016.

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

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015
	(Restated)
Numerator:
Net loss	$(140,337)	(3,501,413)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	210,821,647	163,881,199
Stock options	-	-
Weighted-average shares outstanding - Diluted	210,821,647	163,881,199

Earnings per share
-Basic	(0.00)	(0.02)
-Diluted	(0.00)	(0.02)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

10. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of December 31, 2016 are payable as follows:

Year ending September 30, 2017	23,793

Year ending September 30, 2018	17,845

Total	$41,638

Rental expenses of the company was $14,330 and nil for the three months ended December 31, 2016 and 2015.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to affect a forward split at a ratio of 1 to 3.141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to Articles of Incorporation. See Note 8 for more details.

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

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC Topic 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

Stock-based Compensation

The Company measures expense associated with all employee share-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 ”Equity-Based Payments to Non-Employees" which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided.

Stock-based compensation expenses were recorded in general and administrative expenses and research and development expenses.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2016 and September 30, 2016, the Company’s cash and cash equivalents amounted $18,645 and $173,537, respectively. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

As of December 31, 2016 and September 30, 2016, the Company’s income tax expense amounted $0 and $0, respectively.

Earnings Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

Commitments and Contingencies

The Company has adopted ASC Topic 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an assets had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

The following discussion and analysis should be read in conjunction with the audited financial statements of BriVision for the period ended September 30, 2016 and accompanying notes that appear in our Annual Report on Form 10-K/A Amendment No 2, as filed with the Securities and Exchange Commission on May 19, 2017 and the financial statements included in this Report.

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

Net Loss. The net loss was $140,337 for the three months ended December 31, 2016 compared to loss of $3,501,413 for the three months ended December 31, 2015. The result of decrease of net loss in current period was due to the decreased research and development fees during the three months ended December 31, 2016.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2016 ($)	As of September 30, 2016 ($)
Current Assets	18,645	173,537
Current Liabilities	6,538,100	6,556,470
Working Capital (deficit)	(6,519,455)	(6,382,933)

Cash Flows

Cash Flow from Operating Activities

During the three months ended December 31, 2016 and the three months ended December 31, 2015, the net cash used in operating activities were $154,892 and $874,279 respectively. There was decrease in continuing operations during the three months ended December 31, 2016.

Cash Flow from Investing Activities

During the three months ended December 31, 2016 and the three months ended December 31, 2015, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the three months ended December 31, 2016 and the three months ended December 31, 2015, there were nil and $303,414 net cash generated from financing activities.

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

American BriVision (Holding) Corporation

Dated: May 22, 2017	By:	/s/ Eugene Jiang
Eugene Jiang
Chief Executive Officer (Principal Executive Officer)

Dated: May 22, 2017	By:	/s/ Kira Huang
Kira Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

