Form 10-Q
period 2017-03-31
American BriVision (Holding) Corp
filed 2017-05-22
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-91436

American BriVision (Holding) Corporation.

(Exact name of Registrant as specified in its charter)

Nevada	26-0014658
State or jurisdiction of incorporation or organization	IRS Employer Identification Number

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2017, there were 213,746,647 shares of common stock, par value per share $0.001, outstanding.

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

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	September 30, 2016
	(Unaudited)	(Audited)
		(Restated)
Assets
Current assets
Cash	$106,410	$173,537
Total Current Assets	106,410	173,537

Deposit	-	3,815

Total Assets	$106,410	$177,352

Liabilities and Equity

Accounts Payable	-	18,370
Accrued expenses	79,160	38,100
Due to related party	950,000	6,500,000
Total Liabilities	1,029,160	6,556,470

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,746,647 and 210,821,647 at March 31, 2017 and September 30, 2016	213,747	210,822
Additional paid-in capital	10,583,912	4,733,461
Accumulated deficit	(11,720,409)	(11,323,401)
Total equity (deficit)	(922,750)	(6,379,118)
Total liabilities and equity (deficit)	$106,410	$177,352

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
		(Restated)
Revenues	$-	$-

Cost of sales	-	32

Gross loss	-	(32)

Operating expenses
Selling, general and administrative expenses	208,315	108,732
Research and development expenses	25,150	6,500,000
Stock based compensation	3,376	-
Total operating expenses	236,841	6,608,732
Net loss from operations	(236,841)	(6,608,764)

Other income(expense)

Sundry income	-	52
Interest Expense	(19,000)	-
Total Other income (expenses)	(19,000)	52

Loss from continuing operations before income taxes	(255,841)	(6,608,712)

Income taxes expenses	(830)	-

Net loss	$(256,671)	$(6,608,712)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.03)

Weighted average number of shares outstanding basic and diluted	212,056,647	208,758,821

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended March 31, 2017	For the six months ended March 31, 2016
		(Restated)
Revenues	$70,000	$-

Cost of sales	-	32

Gross profit/(loss)	70,000	(32)

Operating expenses
Selling, general and administrative expenses	393,503	110,359
Research and development expenses	50,348	10,000,000
Stock based compensation	3,376	-
Total operating expenses	447,227	10,110,359
Net loss from operations	(377,227)	(10,110,391)

Other income(expense)

Bank Interest Income	49	103
Sundry income	-	141
Interest Expense	(19,000)	-
Total Other income (expenses)	(18,951)	244

Loss from continuing operations before income taxes	(396,178)	(10,110,147)

Income taxes expenses	(830)	-

Net loss	$(397,008)	$(10,110,147)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.05)

Weighted average number of shares outstanding basic and diluted	211,432,361	207,230,133

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the six months ended March 31, 2017	For the six months ended March 31, 2016
		(Restated)
Cash flows from operating activities
Net loss from continuing operations	$(397,008)	$(10,110,147)
Issuance of common stocks for compensation	3,376	-
Income taxes paid	(830)	-
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in prepayment	3,815	3,815
Increase (decrease) in other payable	-	(300,000)
Increase (decrease) in due to related party	(650,000)	9,977,483
Increase (decrease) in accounts payable	(17,540)	-
Increase (decrease) in accrued expenses	41,060	-
Net cash used in operating activities	(1,017,127)	(428,849)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
(Decrease) increase in due to shareholder	-	(43,342)
Borrowings from related party	950,000	-
Proceeds from subscription receivable	-	350,000
Net cash provided by financing activities	950,000	306,658

Net decrease in cash	(67,127)	(122,191)

Cash, beginning of period	173,537	994,830

Cash, end of period	$106,410	$872,639

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$830	$-

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017, AND SEPTEMBER 30, 2016

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

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

American BriVision (Holding) Corporation has filed an amendment to its Quarterly Report, originally filed on August 15, 2016, on Form 10-Q for the period ended March 31, 2016 on February 22, 2017.

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

The Company restated the consolidated financial statements for the above period in order to record the related liability and expense in the correct period, as well as providing necessary revision for the footnotes of related parties transactions and commitments and contingencies to reflect a more accurate disclosure. No other sections were affected, but for the convenience of the reader, the Company included the following tables that present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the period ended March 31, 2016.

	As of and for the Period Ended March 31, 2016
	Previously Reported	Adjustments	Restated

Consolidated Statements of Balance Sheets
Due to related party	-	10,000,000	10,000,000
Accumulated deficit	(425,749)	(10,000,000)	(10,425,749)

Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2016
Research and development expenses	-	6,500,000	6,500,000
Net Loss	(108,712)	(6,500,000)	(6,608,712)
Basic and diluted loss per share	(0.00)	(0.03)	(0.03)
For the six months ended March 31, 2016
Research and development expenses	-	10,000,000	10,000,000
Net Loss	(110,147)	(10,000,000)	(10,110,147)
Basic and diluted loss per share	(0.00)	(0.05)	(0.05)

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the periods ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net loss.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2017.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2017, the Company’s cash and cash equivalents amounted $106,410. As of September 30, 2016, the Company’s cash and cash equivalents amounted $173,537. All of the Company’s cash deposits are held in a financial institution located in where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to March 31, 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of March 31, 2017 and March 31, 2016, the Company’s income tax expense amounted $830 and $0, respectively.

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

Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the materiality of the impact to our consolidated financial statements, and have not yet selected a transition approach.

Disclosure of Going Concern Uncertainties:     In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern(ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting should Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

Stock-based Compensation:    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

Business Combination: In January 2017, the FASB issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business”. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2017-1 to have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption. Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements

4. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $11,720,409 as of March 31, 2017. The Company also incurred net losses of $397,008 and negative cash flow of $67,127 for the six months ended March 31, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016. Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

5. COLLABORATIVE AGREEMENT

On December 29, 2015, American BriVision Corporation entered into a Collaborative Agreement with BioLite Inc., a related party, pursuant to which BioLite granted the Company sole licensing rights for drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, American BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

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

Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

The Company determined to fully expense the entire amount of $10,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount is fully expensed as research and development expense.

6. RELATED PARTIES BALANCES AND TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

Eugene Jiang is the Chief Executive Officer of the Company, the owner of BioLite, Inc and one of the directors and common stock shareholders of BioFirst Corporation.

Amount due to related party

Amount due to related party consisted of the following as of the periods indicated:

	March 31, 2017	September 30, 2016
BioLite, Inc
Balance beginning of the period / year	$6,500,000	$-
Research and development incurered for the period / year	-	10,000,000
Repayment by cash and share	(6,500,000)	(3,500,000)
Balance as at the ended of the period / year	$-	$6,500,000

Related party transactions

Unsecured borrowings from related parties consisted of the following for the periods indicated:

	March 31, 2017	September 30, 2016

BioFirst Corporation	$950,000	$-
Total	$950,000	$-

On January 26, 2017, American Brivision (Holding) Corporation entered into a loan agreement with the lender party thereto, BioFirst Corporation, a company incorporated in Taiwan, Republic of China, for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to remit the interest payment monthly to the lender. The loan will be matured on February 1, 2018.

Interest expense related to this indebtedness is $19,000 and $0 for the three months ended March 31, 2017 and 2016, respectively and $19,000 and $0 for the six months ended March 31, 2017 and 2016, respectively. Accrued interest related to this borrowing is $9,500 and $0 as of March 31, 2017 and September 30, 2016, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2017 and September 30, 2016 consisted of:

	March 31, 2017	September 30, 2016
Accruals for consulting fee	$7,000	$23,100
Accruals for audit fee	34,000	15,000
Accruals for interest expense	9,500	-
Accruals for rental expense	28,660	-
Total accrued expenses and other payables	$79,160	$38,100

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

Pursuant to the Collaborative Agreement with BioLite, Inc. a related party, as discussed in Note 5 above, American BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value according to the milestone achieved. The agreement requires that 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares.

On October 1, 2016, the Company entered into a Consulting Agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s common stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks will be calculated and issued in December every year. The contract will be terminated on September 30, 2017. For the six months ended on March 31, 2017, the Company recognized (as appropriate relative to the periods and manner that the Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 1,688 shares at the current fair value as of December 31, 2016 and March 31, 2017. The stock-based compensation related to this consulting agreement was $3,376 for the six months ended on March 31, 2017.

Pursuant to ASC 505-50-30, the transactions with the non-employees were measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company measured the fair value of the equity instruments in these transactions using the stock price on the date at which Kameyama’s commitment for performance is reached.

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Six Months Ended March 31,	For the Six Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(256,671)	$(6,608,712)	$(397,008)	$(10,110,147)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding – Basic & Diluted	212,056,647	208,758,821	211,432,361	207,230,133

Earnings per share
-Basic & Diluted	(0.00)	(0.03)	(0.00)	(0.05)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

10. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of March 31, 2017 are payable as follows:

Year ending September 30, 2017	19,750

Total	$19,750

Rental expense of the Company was $14,330 and $10,870 for the three months ended March 31, 2017 and 2016, respectively, and $28,660 and $10,870 for the six months ended March 31, 2017 and 2016, respectively.

11. SUBSEQUENT EVENT

The Company evaluated and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2017 and 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended September 30, 2016 and 2015 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount is fully expensed as research and development expense.

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

Revenue Generation

Most of our licensed products are still under development and trial stage. Therefore, no significant revenue is expected in near term.

Research and Development

During the first six months for the period ended March 31, 2017 and 2016, we have spent approximately $50,348 and $10,000,000 on research and development which was settled in cash payment and in a form of newly issued common stock.

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

Reclassifications

We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, operating cash flows or net loss.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2017.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2017 and September 30, 2016, the Company’s cash and cash equivalents amounted $106,410 and $173,537, respectively. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC Topic 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

Stock-based Compensation

The Company measures expense associated with all employee share-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50, ”Equity-Based Payments to Non-Employees" which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is satisfied. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to March 31, 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of March 31, 2017, and September 30, 2016, the Company’s income tax expense amounted $830 and $0, respectively.

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

The following discussion and analysis should be read in conjunction with the audited financial statements of BriVision for the period ended September 30, 2016 and accompanying notes that appear in our Annual Report on Form 10-K/A Amendment No.2, as filed with the Securities and Exchange Commission on May 19, 2017 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended March 31, 2017 Compared to March 31, 2016.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended March 31, 2017	Three months ended March 31, 2016
		(Restated)
REVENUE	$-	$-

COST OF REVENUE	-	32

GROSS LOSS	-	(32)

OPERATING EXPENSES

Selling, general and administrative expenses	208,315	108,732
Research and development expenses	25,150	6,500,000
Stock based compensation	3,376	-
Total Operating Expenses	236,841	6,608,732

NET LOSS FROM OPERATIONS	(236,841)	(6,608,764)

OTHER (EXPENSES) INCOME, NET
Other income	-	52
Interest Expense	(19,000)	-
Total Other (Expenses) Income	(19,000)	52

NET LOSS BEFORE TAXES	(255,841)	(6,608,712)
Income tax expense	(830)	-
NET LOSS	(256,671)	(6,608,712)

Revenues.   We generated zero and zero in revenues and zero and $32 in cost of sales for the three months ended March 31, 2017 and three months ended March 31, 2016.

Operating Expenses.   Our operating expenses were $236,841 in the three months ended March 31, 2017 as compared to $6,608,732 in the three months ended March 31, 2016. The decrease of $6,371,891 in the current period was mainly due to $6,474,850 decrease in research and development expenses, offset by $99,583 increase in selling, general and administrative expenses and $3,376 increase in stock based compensation.

Interest Expense. The interest expense was $19,000 in the three months ended March 31, 2017 as compared to $0 in the three months ended March 31, 2016. The interest expense is related to a non-secured financing acquired from a related party at the end of January 2017.

Net Loss.    The net loss was $256,671 for the three months ended March 31, 2017 compared to $6,608,712 for the three months ended March 31, 2016. The result of decrease of net loss in current period was mainly due to decrease in research and development expenses, offset by increased in selling, general and administrative expense and stock based compensation.

Results of Operations — Six Months Ended March 31, 2017 Compared to March 31, 2016.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	Six months ended March 31, 2017	Six months ended March 31, 2016
		(Restated)
REVENUE	$70,000	$-

COST OF REVENUE	-	32

GROSS LOSS	70,000	(32)

OPERATING EXPENSES

Selling, general and administrative expenses	393,503	110,359
Research and development expenses	50,348	10,000,000
Stock based compensation	3,376	-
Total Operating Expenses	447,227	10,110,359

NET LOSS FROM OPERATIONS	(377,227)	(10,110,391)

OTHER (EXPENSES) INCOME, NET
Interest income	49	103
Other income	-	141
Interest expense	(19,000)	-
Total Other (Expenses) Income	(18,951)	244

NET LOSS BEFORE TAXES	(396,178)	(10,110,147)
Income tax expense	(830)	-
NET LOSS	(397,008)	(10,110,147)

Revenues. We generated $70,000 and zero in revenues and zero and $32 in cost of sales for the six months ended March 31, 2017 and six months ended March 31, 2016.

Operating Expenses.  Our operating expenses were $447,227 in the six months ended March 31, 2017 as compared to $10,110,359 in the six months ended March 31, 2016. The decrease of $9,663,132 in the current period was mainly due to $9,949,652 decrease in research and development expenses, offset by $283,144 increase in selling, general and administrative expenses and $3,376 increase in stock based compensation.

Interest Expense. The interest expense was $19,000 in the six months ended March 31, 2017 as compared to $0 in the six months ended March 31, 2016.  The interest expense is related to a non-secured financing acquired from a related party in January 2017.

Net Loss. The net loss was $397,008 for the six months ended March 31, 2017 compared to $10,110,147 for the six months ended March 31, 2016. The result of decrease of net loss in current period was mainly due to the decrease in research and development expenses, offset by increase in selling, general and administrative expenses and stock based compensation.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2017 ($)	As of September 30, 2016 ($)
Current Assets	106,410	173,537
Current Liabilities	1,029,160	6,556,470
Working Capital (deficit)	(922,750)	(6,382,933)

Cash Flows

Cash Flow from Operating Activities

During the six months ended March 31, 2017 and the six months ended March 31, 2016, the net cash used in operating activities were $1,017,127 and $428,849 respectively. The increase in the net cash used during the six months ended March 31, 2017 compared to that for the same period ended March 31, 2016 is that primarily due to the cash payment of $650,000 to Biolite as per the Collaborative Agreement.

Cash Flow from Investing Activities

During the six months ended March 31, 2017 and the six months ended March 31, 2016, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the six months ended March 31, 2017 and the six months ended March 31, 2016, the net cash generated from financing activities were $950,000 and $306,658 respectively. The increase is mainly due to the borrowings from the related party, BioFirst Corporation, during the six months ended March 31, 2017.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2017.

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

