Form 10-Q
period 2017-06-30
American BriVision (Holding) Corp
filed 2017-08-21
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 18, 2017, there were 213,746,647 shares of common stock, par value per share $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
		(Audited) (Restated)

Assets
Current assets
Cash	$8,053	$173,537
Total Current Assets	8,053	173,537

Deposit	-	3,815

Total Assets	$8,053	$177,352

Liabilities and Equity

Accounts Payable	-	18,370
Accrued expenses	103,130	38,100
Due to related party	953,000	6,500,000
Total Liabilities	1,056,130	6,556,470

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,746,647 and 210,821,647 at June 30, 2017 and September 30, 2016	213,747	210,822
Additional paid-in capital	10,586,464	4,733,461
Accumulated deficit	(11,848,288)	(11,323,401)
Total equity (deficit)	(1,048,077)	(6,379,118)
Total liabilities and equity (deficit)	$8,053	$177,352

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016

Revenues	$90,000	$-

Cost of sales	-	-

Gross loss	90,000	-

Operating expenses
Selling, general and administrative expenses	169,427	289,098
Research and development expenses	17,500	-
Stock based compensation	2,552	-
Total operating expenses	189,479	289,098
Net loss from operations	(99,479)	(289,098)

Other income(expense)

Bank Interest Income	100	361
Gain on exchange differences	-	89
Interest Expense	(28,500)	(3,753)
Total Other income (expenses)	(28,400)	(3,303)

Loss from continuing operations before income taxes	(127,879)	(292,401)

Income taxes expenses	-	(836)

Net loss	$(127,879)	$(293,237)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding basic and diluted	213,746,647	208,779,424

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016
		(Restated)
Revenues	$160,000	$-

Cost of sales	-	32

Gross profit/(loss)	160,000	(32)

Operating expenses
Selling, general and administrative expenses	562,930	349,486
Research and development expenses	67,848	10,000,000
Stock based compensation	5,928	-
Total operating expenses	636,706	10,349,486
Net loss from operations	(476,706)	(10,349,518)

Other income(expense)

Bank Interest Income	149	361
Gain on exchange differences	-	141
Interest Expense	(47,500)	(3,753)
Total Other income (expenses)	(47,351)	(3,251)

Loss from continuing operations before income taxes	(524,057)	(10,352,769)

Income taxes expenses	(830)	(836)

Net loss	$(524,887)	$(10,353,605)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.05)

Weighted average number of shares outstanding basic and diluted	212,203,790	208,779,424

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016

Cash flows from operating activities
Net loss from continuing operations	$(524,887)	$(10,353,605)
Issuance of common stocks for compensation	5,928	897,521
Income taxes paid	(830)	-
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in deposit	3,815	-
(Increase) decrease in prepayment	-	3,815
Increase (decrease) in other payable	-	(300,000)
Increase (decrease) in due to related party	(647,000)	6,477,483
Increase (decrease) in accounts payable	(17,540)	11,446
Increase (decrease) in accrued expenses	65,030	-
Net cash used in operating activities	(1,115,484)	(3,263,340)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-
	-
Cash flows from financing activities
(Decrease) increase in due to shareholder	-	(46,586)
Proceeds from short term loans	-	2,050,000
Borrowings from related party	950,000	-
Proceeds from subscription receivable	-	350,000
Net cash provided by financing activities	950,000	2,353,414

Effect of exchange rates of cash	-	-
Net decrease in cash	(165,484)	(909,926)

Cash, beginning of period	173,537	994,830

Cash, end of period	$8,053	$84,904
Non cash investing and financing activities Prepayment	-	900,000

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017, AND SEPTEMBER 30, 2016

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American BriVision (Holding) Corporation (the “Company” or “Holding entity”), a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology and focuses on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions (such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center), conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

REVERSE MERGER

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among the Company, BriVision,  Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of People Republic of China (“Euro-Asia”), being the owners of record of 52,336,000 shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 52,936,583 shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision.  Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

Because of the consummation of the Share Exchange, as of February 8, 2016, BriVision is now our wholly owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

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

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has filed an amendment to its Quarterly Report, originally filed on August 15, 2016, on Form 10-Q for the period ended June 30, 2016 on February 22, 2017.

The Company discovered that there was a delay of accrual for the two payments in total of $10,000,000 as set forth in the Collaborative Agreement: 1) 3.5% of total payment related to the upfront payment shall be made upon the execution of the Collaborative Agreement; and 2) 6.5% of the total payment shall be made upon the first IND submission (which was submitted in March 2016). It had erroneously stated that the research and development expenses were $0 and $0 for the nine months ended June 30, 2016. Instead, our research and development expenses were $6,500,000 and $10,000,000 for the nine months ended June 30, 2016.

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

For presentation purpose, certain items on the consolidated statements of cash flow for the period ended June 30, 2016 were changed according to the changes in the consolidated balance sheet. In addition, certain items were reclassified from financing activities to operating activities or from operating activities to financing activities. Details of changes are presented in the following tables.

	As of and for the Period Ended June 30, 2016
ITEMS	Previously Reported	Adjustments	Restated

Consolidated Statements of Balance Sheets
Prepayment	3,500,000	(3,500,000)	-
Due to related party	-	6,500,000	6,500,000
Accumulated deficit	(669,207)	(10,000,000)	(10,669,207)

Consolidated Statements of Operations and Comprehensive Loss
For the nine months ended June 30, 2016
Research and development expenses	-	10,000,000	10,000,000
Net Loss	(352,796)	(10,000,000)	(10,352,796)
Basic and diluted loss per share	(0.00)	(0.05)	(0.05)

Consolidated Statements of Cash Flow
Net loss from operating activities	(353,605)	(10,000,000)	(10,353,605)
Issuance of common stock for compensation	-	897,521	897,521
(Increase) decreases in prepayment	(3,496,185)	3,500,000	3,815
(Increase) decrease in due from related party	350,000	(350,000)	-
Increase (decrease) in due to related party	(22,517)	6,500,000	6,477,483
Increase (decrease) in due to shareholder	(46,586)	46,586	-
Net cash used in operating activities	(3,857,447)	594,107	(3,263,340)

(Increase) decrease in due to shareholder	-	(46,586)	(46,586)
Proceeds from subscription receivable	-	350,000	350,000
Proceeds from issuance of common stock	897,521	(897,521)	-
Net cash used in financing activities	2,947,521	(594,107)	(2,353,414)

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, BriVision.  All intercompany transactions, balances and any unrealized profit and losses have been eliminated on consolidation.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2017.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2017, the Company’s cash and cash equivalents amounted $8,053. As of September 30, 2016, the Company’s cash and cash equivalents amounted $173,537. All of the Company’s cash deposits are held in a financial institution located in where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to June 30, 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of June 30, 2017 and June 30, 2016, the Company’s income tax expense amounted $830 and $836, respectively.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $11,848,288 as of June 30, 2017. The Company also incurred net losses of $524,887 and negative cash flow of $165,484 for the nine months ended June 30, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016. Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

5. COLLABORATIVE AGREEMENT

On December 29, 2015, BriVision entered into a Collaborative Agreement with BioLite Inc., a related party, pursuant to which BioLite granted the Company sole licensing rights for drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

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

On January 12, 2017, BriVision entered into an addendum (the “Addendum”) to the Collaborative Agreement (collectively, the “Latest Collaborate Agreement”).

On May 26, 2017, we entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation, a corporation incorporated under the laws of Taiwan (“Rgene”), to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum.

Under the terms of the Co-Dev Agreement, Rgene will pay to the Company $3,000,000 in cash or stock by August 15, 2017 in three installments. As of this periodic report, we have received $240,000 in cash. We are still in discussion with Rgene with respect to the schedule of the outstanding balance. The Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both Parties.

6. RELATED PARTIES BALANCES AND TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

Eugene Jiang is the Chief Executive Officer of the Company, the owner of BioLite, Inc and one of the directors and common stock shareholders of BioFirst Corporation.

Amount due to related party

Amount due to related party consisted of the following as of the periods indicated:

	June 30, 2017	September 30, 2016

BioLite, Inc	$-	$6,500,000
BioFirst Corporation	950,000	-
YuanGene Corporation	3,000	-
Balance as at the ended of the period / year	$953,000	$6,500,000

Related party transactions

Unsecured borrowings from related parties consisted of the following for the periods indicated:

	June 30, 2017	September 30, 2016

BioFirst Corporation	$950,000	$-
YuanGene Corporation	3,000	-
Total	$953,000	$-

On January 26, 2017, the Company entered into a loan agreement with the lender party thereto, BioFirst Corporation, a company incorporated in Taiwan, Republic of China, for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to remit the interest payment monthly to the lender. The loan will be matured on February 1, 2018.

During the quarter ended December 31, 2016, the Company provided a one-time consulting service to LionGene Corporation, a shareholder of the Company for $70,000.

On May 26, 2017, the Company entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation, a shareholder of the Company, to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum with Biolite. Per the payment term, $90,000 which is 3% of the total agreement of $3,000,000 to be paid by Rgene, was received upon signing of the agreement by both parties.

Interest expense related to this indebtedness is $28,500 and $0 for the three months ended June 30, 2017 and 2016, respectively and $47,500 and $0 for the nine months ended June 30, 2017 and 2016, respectively. Accrued interest related to this borrowing is $9,500 and $0 as of June 30, 2017 and September 30, 2016, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2017 and September 30, 2016 consisted of:

	June 30, 2017	September 30, 2016
Accruals for consulting fee	$31,640	$23,100
Accruals for audit fee	19,000	15,000
Accruals for interest expense	9,500	-
Accruals for rental expense	42,990	-
Total accrued expenses and other payables	$103,130	$38,100

8. EQUITY

During October 2015, $350,000 of subscription receivable was fully collected from the shareholders.

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among the Company, BriVision, Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of People's Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 166,273,921 (52,936,583 pre-stock split) shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of BriVision’s common stock were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583 pre-stock split) shares of Company’s common stock and BriVision became a wholly owned subsidiary, of the Company. The holders of Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223 (65,431,144 pre-stock split) shares of Company’s common stock, Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

Pursuant to the Collaborative Agreement with BioLite, Inc. a related party, as discussed in Note 5 above, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value according to the milestone achieved. The agreement requires that 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares.

On October 1, 2016, the Company entered into a Consulting Agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s common stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks will be calculated and issued in December every year. The contract will be terminated on September 30, 2017. For the nine months ended on June 30, 2017, the Company recognized (as appropriate relative to the periods and manner that the Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 1,688 shares at the current fair value as of December 31, 2016 and June 30, 2017. The stock-based compensation related to this consulting agreement was $5,928 for the nine months ended on June 30, 2017.

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

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Nine Months Ended June 30,	For the Nine Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(127,879)	$(293,237)	$(524,887)	$(10,353,605)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding – Basic & Diluted	213,746,647	208,779,424	212,203,790	208,779,424

Earnings per share
-Basic & Diluted	(0.00)	(0.00)	(0.00)	(0.05)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

9. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of June 30, 2017 are payable as follows:

Year ending September 30, 2017	14,802

Total	$14,802

Rental expense of the Company was $23,640 and $7,727 for the three months ended June 30, 2017 and 2016, respectively, and $56,380 and $20,291 for the nine months ended June 30, 2017 and 2016, respectively.

10. SUBSEQUENT EVENT

On July 24, 2017, the Company entered into a collaborative agreement (the “Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted us the global license for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company as Eugene Jiang, Chief Executive Officer of the Company, is one of the directors and common stock shareholders of BioFirst.

According to the Collaborative Agreement, we will co-develop and commercialize the Product with BioFirst and pay BioFirst $3,000,000 (the “Total Payment”) in cash or stock by September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaborative Agreement, was paid by us upon signing of the Collaborative Agreement. No payment has incurred as of this quarterly report.

The Company is entitled to receive 50% of the future net licensing income

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2017 and 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended September 30, 2016 and 2015 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Introduction

Currently, we are a holding company operating through our wholly owned subsidiary, American BriVision Corporation (“BriVision”), a Delaware corporation. BriVision was incorporated in 2015 in the State of Delaware. It is a biotechnology company focused on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  Following the Share Exchange (as described herein below), we have abandoned our prior business plan and we are now pursuing BriVision’s historical businesses and proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

Share Exchange

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among the Company, BriVision, Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of People Republic of China (“Euro-Asia”), being the owners of record of 52,336,000 shares of common stock of the Company, and the persons listed in Exhibit A thereof (the “BriVision Shareholders”), being the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company issued 52,936,583 shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 51,945,225 shares of the Company’s common stock owned by Euro-Asia were cancelled and retired to treasury. The Acquisition Stock collectively represents 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision.  Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

Because of the consummation of the Share Exchange, as of February 8, 2016, BriVision is our wholly owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

Collaborative Agreements

We currently have sole licensing rights to the drug and therapeutic use for six products developed by BioLite, Inc. (“BioLite”). BioLite is a botanical new drug developer incorporated under the laws of Taiwan in 2006. On December 29, 2015, BriVision entered into a Collaborative Agreement (the “Collaborative Agreement”) with BioLite, which was amended on May 6, 2016. On January 12, 2017, BriVision entered into an addendum (the “Addendum”) to the Collaborative Agreement (collectively, the “Latest Collaborate Agreement”). Our CEO and sole director, Eugene Jiang, is a director of BioLite, and therefore BioLite is considered a related party.

As of June 30, 2017, two milestones payments, pursuant to the Collaborative Agreement, were made:

1)	An upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was paid by us upon execution of the Collaborative Agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and share issuance were completed in June 2016.

2)	On February 22, 2017, the Company remitted the payment of 6.5% of total payment, $6,500,000, to BioLite, with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 share, for the first IND submitted in March 2016.

During the three months ended June 30, 2017 and subsequent to the date of this report, we entered into two collaborative agreements with other parties as described below:

1.	On May 26, 2017, we entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation, a corporation incorporated under the laws of Taiwan (“Rgene”), to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum.

Under the terms of the Co-Dev Agreement, Rgene will pay to the Company $3,000,000 in cash or stock by August 15, 2017 in three installments. As of this periodic report, we have received $240,000 in cash. We are still in discussion with Rgene with respect to the schedule of the outstanding balance. The Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both Parties. For more information about the Co-Dev Agreement, please refer to the current report on Form 8-K we filed on May 30, 2017.

As of date of this report, no net licensing income and/or net sales profit has occurred.

2.	On July 24, 2017, we entered into a collaborative agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted us the global license for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company as Eugene Jiang, Chief Executive Officer of the Company, is one of the directors and common stock shareholders of BioFirst.

According to the BioFirst Agreement, we will co-develop and commercialize the Product with BioFirst and pay BioFirst $3,000,000 in cash or stock by September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaborative Agreement, was paid by us upon signing of the Collaborative Agreement. The Company is entitled to receive 50% of the future net licensing income. For more information about the BioFirst Agreement, please refer to the current report on Form 8-K we filed on July 24, 2017.

Operations

BriVision selects potential drug candidates (including but not limited to botanical drugs) from different research institutes, starts to develop it from pre-clinical stage (including all CMC process and animal study) to clinical study stage. When the phase II clinical trial is finished and the efficacy is approved, we will have reached the “proof of concept” stage. We plan to out license our drugs to big pharmaceutical companies, coordinate with them to develop and enhance the drugs and exploit global markets.

Revenue Generation

Most of our licensed products are still under development and trial stage. During the three months ended June 30, 2017 and 2016, we generated $90,000 and $0 revenues. During the nine months ended June 30, 2017 and 2016, we generated $160,000 and $0 revenues

Research and Development

During the first nine months for the period ended June 30, 2017 and 2016, we have spent approximately $67,848 and $10,000,000 on research and development which was settled in cash payment and in a form of newly issued common stock.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, BriVision.  All intercompany transactions, balances and any unrealized profit and losses have been eliminated on consolidation.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2017.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2017 and September 30, 2016, the Company’s cash and cash equivalents amounted $8,053 and $173,537, respectively. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is satisfied. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred during the period from July 21, 2015 (inception) to June 30, 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

As of June 30, 2017, and September 30, 2016, the Company’s income tax expense amounted $830 and $836, respectively.

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

The following discussion and analysis should be read in conjunction with the audited financial statements of BriVision for the period ended September 30, 2016 and accompanying notes that appear in our Annual Report on Form 10-K/A Amendment No.2, as filed with the Securities and Exchange Commission on -May 22, 2017 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended June 30, 2017 Compared to June 30, 2016.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended June 30, 2017	Three months ended June 30, 2016

REVENUE	$90,000	$-

COST OF REVENUE	-	-

GROSS LOSS	90,000	-

OPERATING EXPENSES

Selling, general and administrative expenses	169,427	289,098
Research and development expenses	17,500	-
Stock based compensation	2,552	-
Total Operating Expenses	189,479	289,098

NET LOSS FROM OPERATIONS	(99,479)	(289,098)

OTHER (EXPENSES) INCOME, NET
Other income	100	361
Gain on exchange differences	-	89
Interest Expense	(28,500)	(3,753)
Total Other (Expenses) Income	(28,400)	(3,303)

NET LOSS BEFORE TAXES	(127,879)	(292,401)
Income tax expense	-	(836)
NET LOSS	(127,879)	(293,237)

Revenues.   We generated $90,000 and zero in revenues and zero and zero in cost of sales for the three months ended June 30, 2017. and 2016, respectively. Revenue of $90,000 was from the co-development with related party, Rgene, and such agreement was signed in May 2017. There was no agreement signed during the three months ended June 30, 2017.

Operating Expenses.   Our operating expenses were $189,479 in the three months ended June 30, 2017 as compared to $289,098 in the three months ended June 30, 2016. The decrease of $99,619 in the current period was mainly due to $119,671 decrease in selling, general and administrative expenses caused by fewer professional fees during this period, offset by $17,500 increase in research and development expenses and $2,552 increase in stock based compensation related to stocks granted to the consultant, Kazunori Kameyama, during the three months ended June 30, 2017.

Interest Expense. The interest expense was $28,500 in the three months ended June 30, 2017 as compared to $3,753 in the three months ended June 30, 2016. The increase is due to the interest related to a non-secured financing acquired from a related party at the end of January 2017.

Net Loss.    The net loss was $127,879 for the three months ended June 30, 2017 compared to $293,237 for the three months ended June 30, 2016. The result of decrease of net loss in current period was mainly due to decrease in research and development expenses, offset by increased in selling, general and administrative expense and stock based compensation and the increase in revenue as compared against the three months ended June 30, 2016.

Results of Operations — Nine Months Ended June 30, 2017 Compared to June 30, 2016.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	Nine months ended June 30, 2017	Nine months ended June 30, 2016

REVENUE	$160,000	$-

COST OF REVENUE	-	32

GROSS LOSS	160,000	(32)

OPERATING EXPENSES

Selling, general and administrative expenses	562,930	349,486
Research and development expenses	67,848	10,000,000
Stock based compensation	5,928	-
Total Operating Expenses	636,706	10,349,486

NET LOSS FROM OPERATIONS	(476,706)	(10,349,518)

OTHER (EXPENSES) INCOME, NET
Interest income	149	361
Other income	-	141
Interest expense	(47,500)	(3,753)
Total Other (Expenses) Income	(47,351)	(10,352,769)

NET LOSS BEFORE TAXES	(524,057)	(10,352,769)
Income tax expense	(830)	(836)
NET LOSS	(524,887)	(10,353,605)

Revenues. We generated $160,000 and zero in revenues and zero and $32 in cost of sales for the nine months ended June 30, 2017 and 2016, respectively.

Operating Expenses.  Our operating expenses were $636,706 in the nine months ended June 30, 2017 as compared to $10,349,486 in the nine months ended June 30, 2016. The decrease of $ 9,712,780 in the current period was mainly due to a decrease of  $9,932,152 in research and development expenses since no milestone was met under collaborative agreement with Biolite during the current period, offset by $213,444 increase  in selling, general and administrative expenses due to more professional fees incurred during the current period; and by $5,928 increase in stock based compensation.

Interest Expense. The interest expense was $47,500 in the nine months ended June 30, 2017 as compared to $3,753 in the nine months ended June 30, 2016.  The increase is mainly due to the interest expense related to a non-secured financing acquired from a related party in January 2017.

Net Loss. The net loss was $524,887 for the nine months ended June 30, 2017 compared to $10,353,105 for the nine months ended June 30, 2016. The result of decrease of net loss in current period was mainly due to the decrease in research and development expenses, offset by increase in selling, general and administrative expenses and stock based compensation and the increase in revenues as compared against the nine months ended June 30, 2017.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2017 ($)	As of September 30, 2016 ($)
Current Assets	8,053	173,537
Current Liabilities	1,056,130	6,556,470
Working Capital (deficit)	(1,048,077)	(6,382,933)

Cash Flows

Cash Flow from Operating Activities

During the nine months ended June 30, 2017 and 2016, the net cash used in operating activities were $1,115,484 and $3,263,340 respectively. The decrease is primarily due to the significant decrease of net loss of $10.4 million incurred in prior period to $0.5 million incurred in current period, albeit the increase in due to related party, Biolite, by $6.5 million in prior period and then cash payment of $650,000 to BioLite in the current period pursuant to the Collaborative Agreement, and more issuance of common stocks for compensation with $897,521 in prior period compared to $5,928 in current period.

Cash Flow from Investing Activities

During the nine months ended June 30, 2017 and 2016, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the nine months ended June 30, 2017 and 2016, the net cash generated from financing activities were 950,000 and $2,353,414 respectively. The decrease is mainly because there were smaller amount of financing activities during the nine months ended June 30, 2017. There was a borrowing from related party with $950,000 in current period compared to the proceeds from short term loan and subscription receivable with $2,050,000 and $350,000, respectively in prior period.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of June 30, 2017.

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

None.

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

American BriVision (Holding) Corporation

Dated: August 21, 2017	By:	/s/ Eugene Jiang
Eugene Jiang
Chief Executive Officer (Principal Executive Officer)

Dated: August 21, 2017	By:	/s/ Kira Huang
Kira Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

