Form 10-K/A
period 2016-09-30
American BriVision (Holding) Corp
filed 2017-09-22
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 3

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

Explanatory Note

American BriVision (Holding) Corporation (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 3 (“Amendment No. 3” or “Form 10K/A”) to its Annual Report on Form 10-K for the period ended September 30, 2016, originally filed on January 12, 2017 (the “Original Form 10-K”); Form 10-K/A Amendments No, 1 and 2 for the period ended September 30, 2016, originally filed on February 22, 2017 and May 22, 2017 (respectively, “Amendment No. 1” and “Amendment No. 2”), solely to add an explanatory paragraph in the audit report of independent registered public accounting firm on Item 8 per PCAOB Auditing Standard AS3101.11(d) to indicate that a material misstatement in previous issued (January 17, 2017) financial statements for the year ended September 30, 2016 has been corrected. This statement is omitted in the previous report and is added in accordance with AS3101.18A.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 3 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No. 3 includes the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment No. 3 to modify or update the other disclosures in the Original Form 10-K or Amendment No. 1 or Amendment No. 2. Amendment No. 3 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, Amendment No. 3 should be read in conjunction with the Original Form 10-K, Amendment No. 1 and Amendment No. 2.

1

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN BRIVISION (HOLDING) CORPORATION

Index to the Financial Statements

AMERICAN BRIVISION (HOLDING) CORPORATION

2

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

As discussed in Note 2 to the financial statements, the financial statements for the year ended September 30, 2016 have been restated to correct misstatements in the research and development expenses and the typographical errors.

/s/ Centurion ZD CPA Limited

Certified Public Accountants

(Practising) Hong Kong

Dated: January 12, 2017

Except for Note 2 which was dated at May 22, 2017

F-1

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

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of		Additional paid-in	Subscription	Accumulated	Stockholders’
	shares	Amount	capital	receivable	deficit	equity
			(Restated)		(Restated)
Balance at July 21, 2015 (inception)	159,622,964	$159,623	$1,087,378	$(350,000)	$-	$897,001
Issuance of common shares	6,650,957	6,651	45,307	-	-	51,958
Net loss for the period	-	-	-	-	(315,602)	(315,602)
Balance at September 30, 2015	166,273,921	166,274	1,132,685	(350,000)	(315,602)	633,357
Reverse merger recapitalization	42,359,253	42,359	(44,995)	-	-	(2,636)
Issuance of common shares	2,031,423	2,032	3,247,968	-	-	3,250,000
Stock based compensation	157,050	157	397,803	-	-	397,960
Receipt of subscription receivable	-	-	-	350,000	-	350,000
Net loss for the year	-	-	-	-	(11,007,799)	(11,007,799)
Balance at September 30, 2016 (Restated)	210,821,647	210,822	4,733,461	-	(11,323,401)	(6,379,118)

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

The following exhibits are included herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of September 2017.

American BriVision (Holding) Corporation

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong	Chief Executive Officer and Chairman,	September 22, 2017
Howard Doong	Director (Principal Executive Officer)

/s/ Chun Mu Hung	Chief Financial Officer	September 22, 2017
Chun Mu Hung	(Principal Accounting Officer)

4