Form 10-K
period 2017-09-30
American BriVision (Holding) Corp
filed 2018-01-16
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2017, approximately 34,962,153 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $69,924,306 based on the available OTCQB closing price of $2.00 per share on March 17, 2017.

As of January 11, 2017, the registrant had 213,746,647 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

AMERICAN BRIVISION (HOLDING) CORPORATION

Form 10-K

For the Fiscal Year Ended September 30, 2017

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

ITEM 1.   DESCRIPTION OF BUSINESS

The Industry

The biotechnology industry focuses on developing breakthrough products and technologies to combat various types of diseases through efficient industrial manufacturing process. Such industry is an important business sector in the world's economies and plays a key role in human health. Biotechnology companies generally require large amounts of capital investment for their Research & Development activities.  It may take up to tens of years to develop and commercialize a new drug or a new medical device. American BriVision (Holding) Corporation (“we” or the “Company”) is an early stage biotechnology company with a pipeline of six new drugs and one medical device under development, all of which are licensed from related parties of the Company.

Business Overview

We are a clinical stage biopharmaceutical company focused on utilizing our licensed technology to (i) further the development of pharmaceutical products with focuses on cancer and central nervous system indications, (ii) target patients that may potentially respond to such pharmaceutical products and (iii) obtain regulatory approvals for and commercialize such pharmaceutical products in various markets. Our business model includes the following steps and stages: 1) engaging medical research institutions, such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center, to conducting clinical trials of translational medicine for Proof of Concept (“POC”) on behalf of the Company; 2) retaining ownership of the research results by the Company, and 3) out-licensing the research results and data to pharmaceutical companies who will develop the products. We currently have no revenue generated from clinical research and development of six new drugs and one medical device, which is our primary business operations. Currently, we concentrate on the research and development of six compounds licensed to us by BioLite Inc. (“BioLite”), a company formed in Taiwan who is one of our principal shareholders. The six compounds are ABV- 1501  Triple Negative Breast Cancer, ABV-1502  Solid Tumor with Anti-PD1, ABV-1503  Combination therapy for Chronic Lymphocytic Leukemia, ABV-1504  Major Depressive Disorder, ABV-1505  Attention Deficit Hyperactivity Disorder and Maitake Combination Therapy. In addition, we are licensed to research and develop a medical device, BFC-1401 Vitreous Substitute for Vitrectomy, a new medical device licensed from BioFirst Corporation, (“BioFirst”).BioFirst is a related party of the Company because a control beneficiary shareholder of Yuangene Corporation and the Company is one of the directors and common stock holders of BioFirst.

Collaboration Agreement with BioLite

On December 29, 2015, American BriVision Corporation (“BriVision”), a Delaware corporation and our wholly owned subsidiary, entered into a Collaboration Agreement with BioLite pursuant to which BioLite granted BriVision the sole licensing rights to research and develop, for therapeutic purposes and in the territories of the United States and Canada (collectively the “North America Region”), the following products (the “Products”): BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia. BioLite and our company are related parties as Eugene Jiang is our Chairman of the Board and a director of BioLite.

The material terms of the Collaboration Agreement are as follows:

●	BriVision is responsible to make up-front, milestone and royalty payments to BioLite, as further described below.

●	BioLite owns all files, data, confidential and non-public information, including, without limitation, all IND packages and clinical study reports, regarding the Compounds (collectively, the “Compound IP”), to the extent that the Compound IP were and are developed in Taiwan, and BriVision owns all Compound IP to the extent as they are developed in the North America Region. BioLite grants an exclusive license to its Compound IP to BriVision for the purpose of further development and commercialization of the Products in the North America Region. BioLite and BriVision share the responsibility of preparing for clinical trials by delivering Compound IP and preparing related materials.

●	BriVision is and has been responsible for all clinical trial expenses incurred in the North America Region. BioLite paid all clinical trial expenses for trials conducted in Taiwan as of the date of this annual report on Form 10-K.

●	The Collaboration Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in the North America Region. Either party may terminate upon thirty days’ prior written notice for breach or insolvency.

●	BriVision agreed to pay to BioLite an aggregate of up to One Hundred Million Dollars ($100,000,000) (the “Aggregate Amount”) in milestone payments during the term of the agreement, payable in cash or the Company or its parent company’s equity. A certain percentage of the Aggregate Amount will be paid to BioLite upon completion of each milestone by BioLite as set forth in the Collaboration Agreement. An upfront payment of $3,500,000 (the “Milestone Payment”), or 3.5% of the Aggregate Amount, was due under the Collaboration Agreement. On May 6, 2016, BriVision and Biolite amended the payment terms under the Collaboration Agreement by entering into a Milestone Payment Agreement, pursuant to which we paid BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares.

●	Milestones shall be reached upon BioLite’s submissions of IND and NDAs for the Products, and completion of various phases in the application processes, as set forth in the Collaboration Agreement.

●	In addition to the Aggregate Amount, BriVision will pay BioLite five percent (5%) of net sales of Products in the North America Region when any of the Products are approved for marketing and sales in such Region.

On January 12, 2017, we entered into an Addendum (the “Addendum”) to the Collaboration Agreement dated December 29, 2015 and as amended May 6, 2016. Pursuant to the Addendum, BioLite agreed to license us to research and develop an additional new drug, “Maitake Combination Therapy” (the “Sixth Product”) worldwide. The ownership of any clinical trial data and Intellectual Property as defined in the Collaboration Agreement shall belong to us. We shall pay for all clinical trials and other expenses associated with all clinical trials and shall have the right to sublicense Five Products in the North America Region and the Sixth Product worldwide. There is no additional Milestone Payments as defined in paragraph 3 of the Collaboration Agreement that needs to be made now or in the future with respect to the Sixth Product. In the event that BioLite is obligated to pay its licensor in excess of 3% of the net sales, BioLite and us shall renegotiate and increase the Royalty Charge to a percentage to be later agreed upon as opposed to the original amount of 5% of the net sales as defined in paragraph 4 of the Collaboration Agreement.

Our Compounds Licensed from BioLite

We currently are granted from BioLite the sole licensing rights to develop six compounds for therapeutic purposes. Below is the description of each of the six compounds.

I.	ABV- 1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (TNBC)

●	ABV- 1501 is developed from BLI-1401-2 whose active pharmaceutical ingredient is Yukiguni Maitake Extract 404. MSKCC conducted the Phase I clinical trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom), which is very similar to Yukiguni Maitake Extract 404. The Phase I trial focused on Grifola frondosa extract’s immunological effects on breast cancer patients. The results of the Phase I trial showed that oral administration of a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood.

●	Our Investigational New Drug (“IND”) application of ABV-1501 for the Phase II clinical trials referenced with MSKCC Maitake and such Phase II IND was approved in March 2016 by the U.S. FDA.

●	We are currently speaking with a medical center located in California, United States respecting potential cooperation opportunities on ABV-1501’s Phase II clinical study.

II.	ABV-1502 Solid Tumor with Anti-PD1 - Combination therapy for solid tumors with Anti-PD1

●	In addition to ABV-1501, we plan to develop ABV-1501 for the potential treatment of solid tumor with anti-PD1, which is also derived from Maitake mushroom extract.

●	Currently, we are coordinating with a U.S. health center to prepare the Phase I IND package for ABV-1502.

As stated above, ABV-1501 and ABV-1502 share the same Active Pharmaceutical Ingredient, Maitake mushroom extract. IND and study details are as follows:

●	During the Phase I/II clinical trial of Maitake mushroom extract, a total of 34 eligible study subjects were enrolled from March 2004 to January 2007. The primary endpoints were safety and tolerability. The test drug was orally administrated and a polysaccharide extract from Maitake mushroom was associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood. The IND number is 68853 and MSKCC received filing confirmation from the FDA on Jan 22, 2004.

Generally, Phase I clinical trials are performed with healthy subjects to test for safety and Phase II clinical trials are performed with patient subjects for efficacy as well as safety. However, trials of cancer-related drugs must involve subjects with the targeted cancer, and as such, Phase I/II studies involving cancer patients include primary endpoints of safety and tolerability and a secondary endpoint of efficacy.

III.	ABV-1503 Combination therapy for Chronic Lymphocytic Leukemia (CLL)

●	We are currently preparing the IND package for the Phase II clinical study of Epigallocatechin gallate (EGCG) for CLL. BioLite is preparing the Compound IP for the Chemistry, Manufacture, and Control (CMC) part of the IND. We and MSKCC are collaborating to design the protocols for the clinical trials and the IRB documents. The trial period, test subject number, primary and secondary endpoint and method of administration have not been decided yet, and are still being negotiated between us and MSKCC.

●	We are cooperating with MSKCC to prepare a clinical trial agreement once the IND of ABV-1503 is approved by the U.S. FDA.

IV.	ABV-1504 Major Depressive Disorder - Major Depressive Disorder (MDD)

●	This is Polygala extract for the potential treatment of Major Depressive Disorder

●	BioLite performed Phase I clinical trial of ABV-1504 and has obtained US FDA Phase II Part One/Part Two IND approval. The results of Phase II Part One clinical trial of ABV-1504 are described below.

●	We started the Phase II Part Two clinical trial of ABV-1504 in the third quarter of 2016 and the study is being conducted in the following sites in Taiwan: Taipei Veterans General Hospital, Linkou Chang Gung Memorial Hospital, Taipei City Hospital (Songde Branch), Tri-Service General Hospital and Wan Fang Hospital. We plan to commence such clinical trial at Stanford University in the United States soon.

V.	ABV-1505 Attention Deficit Hyperactivity Disorder (“ADHD”)

●	This is Polygala extract for Attention Deficit Hyperactivity Disorder.

●	BioLite has obtained U.S. FDA approval for our IND application of Phase II study of ABV-1505 on January 25, 2016, and is currently negotiating with qualified medical sites and research institutions for Phase II clinical trials.

ABV-1504 and ABV-1505 have the same Active Pharmaceutical Ingredient: the extract of Radix Polygalae (Polygala tenuifolia Willd/PDC-1421 Capsule).

●	A Phase II Study of PDC-1421 Capsule to Evaluate the Safety and Efficacy in Patients with Major Depressive Disorder

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

For “A Phase II Study of PDC-1421 Capsule to Evaluate the Safety and Efficacy in Patients with Major Depressive Disorder”:

Part One- study period 2/11/2016-7/12/2016. Total subject: 12.

We purchase the extract of Radix Polygalae (Polygala tenuifolia Willd/PDC-1421 Capsule) from Herng Fa Fa Pharmaceutical Technology, and have Industrial Technology Research Institute (“ITRI”) process such extract. There are no limits on availability to us on any of these ingredients.

Collaboration Agreement with BioFirst

On July 24, 2017, BriVision, one of our wholly-owned subsidiaries entered into a collaboration agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted BriVision the global license to co-develop BFC-1401 Vitreous Substitute for Vitrectom (“BFC-1401”) for medical purposes. BioFirst is a related party to the Company because BioFirst and Yuangene Corporation (“Yuangene”), the Company’s controlling shareholder, are under common control of the controlling beneficiary shareholder of Yuangene .

According to the BioFirst Agreement, we co-develop and commercialize BFC-1401 with BioFirst and are obligated to pay BioFirst $3,000,000 (the “Total Payment”) in cash or common stock of the Company on or before September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaboration Agreement, was paid upon execution of the Collaboration Agreement. The Company is entitled to receive 50% of the future net licensing income or net sales profit when BFC-1401 is sublicensed or commercialized. For more information about the BioFirst Agreement, please refer to the current report on Form 8-K filed on July 24, 2017.

Co-development Agreement with Rgene

On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation, a corporation incorporated under the laws of Taiwan (“Rgene”), to co-develop and commercialize in the global markets three new drug products that are included in the Sixth Product as defined in the Addendum. The three drugs licensed to Rgene are ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy.

Pursuant to the Co-Dev Agreement, Rgene should pay to the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017 in three installments. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Because both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. As of the date of this report, the Company has received $450,000 in cash. For more information about the Co-Dev Agreement, please refer to the current report on Form 8-K we filed on May 30, 2017.

As of date of this report, no net licensing income and/or net sales profit has occurred.

Market Opportunity and Growth Strategy/Business Plan

ABVC focuses on the development of new drugs and innovative medical devices to fulfill unmet medical needs. The business model of ABVC includes integrating research achievements from world-renowned medical research institutions, such as MSKCC and MD Anderson Cancer Center, conducting clinical trials of translational medicine for proof of concept (“POC”), out-licensing to international pharmaceutical companies and indirectly getting involved in the global market opportunities. In the United States, any qualified clinic can conduct clinical trials. We currently strive to continue collaborating with top medical research institutions. However, if for any reason we cannot maintain the collaboration with any of such medical centers, we will select qualified clinics to further develop our new drug and medical device products in the pipeline. Our primary goal is to pursue collaborations with top medical centers.

Our business plan is to conduct and complete Phase II clinical trials for all of our products in the pipeline in the US and/or Canada. If we obtain satisfactory results in the Phase II clinical trial for any such compounds or BFC-1401, we will seek strategic partners to out-license any such compounds tor BFC-1401 to established pharmaceutical companies for further development. Furthermore, we will continue to search for potential products (drugs or medical devices) worldwide to expand our product pipeline for their research and development in North America.

The competitive advantages of our business model include:

1. Once we successfully complete POC of any product in the pipeline, we will seek strategic partners, such as respected pharmaceutical companies in the United States and boutique qualified clinics, to co-develop such mature product. In consideration for our licensing of the mature product, we expect to receive capital which we plan to use for our research and development of other products in the pipeline or selection of other new drugs or medical devices.

2. Sublicensing our products that pass Phase II clinic trials to other pharmaceutical companies saves us the time and resources to conduct Phase III clinical trials and provides a quick return on our investment in our products.

3. We have six new drug products related to central nervous system and cancers and one new medical device for vitreous substitutes under development. This development portfolio diversifies our research risks by focusing on three different medical fields.

We are currently negotiating with potential medical center partners regarding conducting clinical trials on certain compounds in our pipeline. Furthermore, certain international pharmaceutical companies have contacted us to express their interest in certain of our licensed compounds. However, we cannot provide any assurance that we will find a qualified medical center to conduct clinical trials of any of our new drug products or enter into a definitive licensing agreement with any pharmaceutical companies.

In accordance with the Collaboration Agreement with BioLite and Addendum and pursuant to existing practice, we own all intellectual property rights to the six products developed in Canada and the U.S. BioLite owns all intellectual property developed with respect to the six products developed outside Canada and the U.S. We have the right to sublicense our intellectual property to develop such products in Canada and the U.S.

Currently, we are in the process of developing seven products and will continue searching for other new drug candidates and medical device candidates for further development and ultimate licensing for Phase III development by the sub-licensees.

Intellectual Property

The Products are dependent on, or are the subject of the following patents and patent applications.

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
1	granted	6911222	6/28/2005	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 1	The U.S.	MPITDC
2	granted	7175861	2/13/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 2	The U.S.	MPITDC
3	granted	7179496	2/20/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 3	The U.S.	MPITDC
4	granted	7223425	5/29/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 4	The U.S.	MPITDC
5	granted	0001337647	1/31/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Italy	MPITDC
6	granted	CH693499	9/15/2003	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Switzerland	MPITDC
7	granted	10220149	4/26/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Germany	MPITDC
8	granted	GB2383951	6/7/2006	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	United Kingdom	MPITDC
9	granted	4109907	6/6/2002	6/5/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Japan	MPITDC
10	granted	FR2834643	7/18/2003	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	France	MPITDC
11	granted	I295576	4/11/2008	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Taiwan	MPITDC
12	granted	DE202007003503 U1	8/23/2007	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Germany	MPITDC
13	granted	7531519	5/12/2009	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	The U.S.	MPITDC
14	granted	4620652	11/20/2006	11/19/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Japan	MPITDC
15	granted	I 314453	9/21/2006	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Taiwan	MPITDC
16	granted	I389713	3/21/2013	10/13/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	Taiwan	NHRI
17	granted	US 8197849 B2	6/12/2012	8/30/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	The U.S.	NHRI

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
18	granted	AU 2011/215775 B2	4/17/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Australia	NHRI
19	granted	KR 10-1428898	8/4/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Korea	NHRI
20	granted	CA 2786911 (C)	10/6/2015	2/10/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Canada	NHRI
21	granted	WO2011100469 A1	N/A(4)	N/A(4)	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	PCT	NHRI
22	granted	EP 2534200	4/8/2015	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	European Union (Germany, United Kingdom, France, Switzerland, Spain, Italy)	NHRI
23	granted	特許第 5885349號	2/9/2011	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Japan	NHRI
24	granted	ZL 201180005494.7	12/24/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	China	NHRI
25	granted	HK1178188	3/6/2015	6/21/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	Hong Kong (5)	NHRI

(1)	“MPITDC” stands for Medical and Pharmaceutical Industry Technology and Development Center, Taiwan.
(2)	“NHRI” stands for National Health Research Institutes, Taiwan.
(3)	The patent name is translated into English and the original patent name is written as “交联氧化透明质酸作为眼球玻璃体之替代物.”
(4)	The starting date and expiration date of patents under PTC are subject to the laws of the specific participating jurisdiction where the patent application is filed. We have subsequently submitted such patent to the jurisdictions listed in No.22 herein above.
(5)	NHRI has obtained standard patent in Hong Kong based on the registration of the patent (listed as No.24 herein) granted by the State Intellectual Property Office, People's Republic of China.

The Products are dependent on, or are the subject of the following patents and patent applications.

Title	Patent Number	Type	Country	Issue Date	Expiration Date

Anti-depression pharmaceutical Composition containing polygala Extract	6911222	Patent	US	6/28/2005	8/24/2022

Anti-depression pharmaceutical Composition containing Polygala Extract	7175861	Patent	US	2/13/2007	4/28/2023

Anti-depression pharmaceutical Composition containing Polygala Extract	7179496	Patent	US	2/20/2007	4/28/2023

Anti-depression pharmaceutical Composition containing polygala Extract	7223425	Patent	US	5/29/2007	4/26/2023

Anti-depression Pharmaceutical Composition Containing Polygala Extract	1337647	Patent	IT	1/31/2007	4/24/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	693499	Patent	CH	9/15/2003	5/2/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	10220149	Patent	DE	4/26/2007	5/26/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	GB2383951	Patent	GB	6/7/2006	5/10/2020

Anti-depression Pharmaceutical Composition Containing Polygala Extract	4109907	Patent	JP	4/11/2008	6/6/2022

Title	Patent Number	Type	Country	Issue Date	Expiration Date

Anti-depression Pharmaceutical Composition Containing Polygala Extract	207794	Patent	FR	4/15/2005	6/24/2022

Polygalatenosides and use thereof as an antidepressant agent	202007003503	Patent	DE	7/19/2007	4/9/2025

Polygalatenosides and use thereof as an antidepressant agent	7531519	Patent	US	5/12/2009	1/11/2028

Polygalatenosides and use thereof as an antidepressant agent	4620652	Patent	JP	11/5/2011	11/20/2026

Anti-depression Pharmaceutical Composition Containing Polygala Extract	I 295576	Patent	TW	4/11/2008	1/11/2022

Polygalatenosides and use thereof as an antidepressant agent	I 314453	Patent	TW	9/11/2009	9/11/2026

從Grifola提取的抗腫瘤物質	CN1120173	Patent	CN	9/3/2003	9/3/2023

Antitumor substance extracted from grifola	US5854404 A	Patent	US	12/29/1998	6/22/2022

Antitumor substance extracted from hen-of-the-woods	EP0893449	Patent	EP	2004/8/25	3/31/2015

マイタケから抽出した抗腫瘍物質	特許 第2859843号	Patent	JP	3/8/2002	3/8/2016

Our Facilities

Address	Size	Leased/Owned/ Granted	Function	Monthly Rent
11 Sawyers Peak Drive, Goshen, NY 10924	1,000 sq. feet	Leased	Corporate office	$0.00

11F., No.36, Songren Rd., Xinyi Dist., Taipei City 110, Taiwan (R.O.C.)	1,318 sq. feet	Leased	Corporate office	$5,000

Government Regulation

Regulations by governmental authorities in the U.S. and other countries are a significant factor in developing manufacturing and marketing of our pharmaceutical products. The nature and extent to which such regulation applies to us may vary depending on the nature of our products. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. Our products are subject to rigorous pre-clinical testing and clinical trials and other approval procedures of the FDA, and similar regulatory authorities in Europe and other countries. Various governmental statutes and regulations also govern or influence clinical trials, Chemistry, Manufacture and Control (CMC) related to such products and their marketing. The approval process and subsequent compliance with related statutes and regulations require substantial time and capital commitment, and there can be no guarantee that approvals will be granted.

U.S. FDA Approval Process and other U.S. Regulatory Authorities

Prior to commencement of clinical studies, pre-clinical testing of new pharmaceutical products is generally conducted on animals in laboratories to evaluate the potential efficacy and safety of the new drug candidate. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (“IND”) application, which must become effective before clinical trials. Typically, clinical trials involve a time-consuming and costly three-phase process. Phase I clinical trials are conducted on a small number of healthy human subjects to establish safety pattern of drug distribution and metabolism within subjects’ bodies. Phase II clinical trials are conducted with groups of patients afflicted with the target disease that the new drug is designed to treat in order to determine preliminary efficacy, possible dosages and expanded evidence of safety. In some cases, an initial clinical trial is conducted on diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case such trial is referred to as a Phase I/II trial. Phase III clinical trials are large-scale, multi-center, comparative trials that are conducted on patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing; and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to a point whereby the risk/benefit ratio of the new drug candidate is below certain level. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

The results of the pre-clinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (“NDA”) for approval prior to commencement of commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or refuse to approve if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to the treatment of oocyte donors, the manufacturing environment under which human cells for therapy are derived, safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents. We cannot accurately predict the influence on our research operations caused by regulatory changes .

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing such product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before approving it, even though the relevant product has been approved by the FDA or another authority. The regulatory authorities in the European Union (“EU”), Australia and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining an approval in a particular country may vary from the process in another country, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Employees

we have nine full-time employees and one consultant. None of our employees are represented by a labor organization and we consider our relationship with our employees good.

ITEM 1A.  RISK FACTORS

Discussion of our business and operations included in this Annual Report on Form 10–K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. Each of the risks described below could adversely impact the value of our securities. These statements, like all statements in this report, speak only as of the date of this prospectus (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Risks Relating to Our Business

We are a pre-revenue biopharmaceutical company and are thus subject to the risks associated with new businesses in that industry.

We acquired the sole licensing rights to develop and commercialize for therapeutic purposes six compounds and the right to co-develop with BioFirst a medical device (the “Pipeline Products”) recently during the period of January 2017 to July 2017. As such, we are a clinical stage biopharmaceutical company with no revenue-generating operations although we have licensed three new drug candidates to Rgene for further joint development. Our assets consist solely of the intellectual property and receivables from collaboration parties, which are related parties as well. Therefore, we are, and expect to be for a period of time, subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the development of pharmaceuticals. We are establishing and implementing many important functions necessary to operate a business, including the clinical research and development of the Pipieline Products, establishment of our managerial and administrative structure and implementation of our accounting systems and internal controls.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by pre-revenue stage companies in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a new company with a limited operating history faces. In particular, potential investors should consider that there are significant risks that we will not be able to:

●	implement or execute our current business plan, or generate profits;

●	attract and maintain a skillful management team;

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

●	determine that the processes and technologies that we have developed are commercially viable; and/or

●	attract, enter into or maintain contracts with, potential commercial partners such as licensors of technology and suppliers.

If any of the above risks occurs, our business may fail, in which case you may lose the entire amount of your investment in the Company. To date, we are still setting up our pipeline products. We cannot assure that any of our efforts will be successful or result in the development or timely launch of new products, or ultimately produce any material revenue.

In addition, as a pre-revenue biopharmaceutical company, we need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be able to reach such transition point or make such a transition, which would have a material adverse effect on our company.

If we fail to raise additional capital, our ability to implement our business plan could be compromised.

We have limited capital resources and operations. To date, our operations have been funded partially from equity and debt financings from our shareholders or our management.

If we do not raise a sufficient amount to fund our ongoing development activities, it is likely that we will be unable to carry out our business. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations will be materially adversely affected, and we will have to reduce or discontinue our operations.

We are highly dependent on our license agreement with BioLite, and the loss of which will materially impair our business plan and viability.

We have secured sole rights to develop and commercialize five products from BioLite in the North America Region and the Sixth Product worldwide. These six products are currently our only new drug candidates. As such, our Collaboration Agreement with BioLite is critical to our business. In the event that our Collaboration Agreement with BioLite is terminated involuntarily, we would lose the ability to develop and commercialize all the new drug products, and our business prospects would be materially damaged, which could lead to the loss of your investment.

We have no history in obtaining regulatory approval for, or commercializing, any new drug candidate.

As a newly-incorporated company, we have never obtained regulatory approval for, or commercialized, any new drug candidate. It is possible that the FDA may refuse to accept our planned New Drug Application (or NDA) for any of the six products for substantive review, or may conclude after review of our data that our application is insufficient to obtain regulatory approval of the new drug candidates. If the FDA does not accept or approve our planned NDA for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies, which may be costly. Depending on the FDA required studies, approval of any NDA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have. Any delay in obtaining, or inability to obtain, regulatory approvals of any of our drug candidate will prevent us from sublicensing such product. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA. If any of these outcomes occurs, we may be forced to abandon our planned NDA for such drug candidate, which materially adversely affects our business and could potentially cause us to cease operations. We face similar regulatory risks in a foreign jurisdiction.

Dependence on Key Personnel.

Our success depend, to a large degree, upon the efforts and abilities of our officers and key employees. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. In addition, as our business model is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in the pharmaceutical industry. We cannot assure that we are able to maintain a skillful management team as we have now and will be able to successfully attract more talented and experienced key employees in the future.

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

Our growth is supported by continuous investment in time, resources and capital to identify and develop new products or new formulations for the market via geographic expansion and market penetration. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs and medical devices, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development. Similarly, there is no assurance that we can successfully secure such rights from third parties on economically feasible terms.

We may not be able to develop our existing licensed compounds and our business plan is entirely dependent on entering into co-development agreements with qualified pharmaceutical companies for the development or commercialization of our product candidates.

There is no guarantee that any of our desired results will be realized by any of our licensed product candidates. We do not have the resources to independently develop the licensed compounds and we intend to enter into co-development agreements with qualified pharmaceutical companies for the development or commercialization of our product candidates. Currently we have one co-development agreement with Rgene which is a related party to the Company. We cannot provide assurance that we will enter into other co-development agreements respecting any of our drug candidates or on desirable terms. Failure to do so may materially affect our business operations and the Company’s ability to make profits.

Expansion of our business may put pressure on our management and the operational infrastructure, which could impede our ability to meet an increased demand for our products.

Our business plan is to develop new drugs and finish Phase II clinical trials for our drug candidates. We plan to license to established pharmaceutical companies or clinics the new drug candidates, which have passed Phase II trials, for the next stage development. The advantages are

Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of good-quality products and services on a timely basis at a reasonable cost to the customers. Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to expand our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products and services.  Such demands would require more working capital than we currently have and we may not be able to meet the needs of our customers, which could adversely affect our relationship with our customers and reduce our revenues.

Our growth strategy includes the pursuit of acquisitions, and new product development, which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.

Our business strategy includes growth through strategic acquisitions, and the development of new products, medical devices and technologies, which will involve significant capital expenditure and risks. Innovative pharmaceutical development involves R&D costs, but it may achieve no tangible results and instead may adversely affect our future profitability. In addition, any business acquisition or combination that we consummate will likely involve, among other things, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which may adversely affect our business, financial condition, results of operations and growth prospects. Our ability to integrate and organize any new businesses and/or products, whether internally or externally, will likely require significant expansion of our operations. There is no assurance that we will be able to obtain the necessary resources for such expansion, and the failure to do so could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  In addition, future acquisitions or combinations by us involve risks of, among other things, entering into markets or segments in which we have no or limited experience, the potential loss of key employees, difficulty, delay or failure in the integration of the operations of any such new business with our current business, and operating and financial difficulties of any new operations, any of which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  Moreover, there can be no assurance that the anticipated benefits of any internally developed new business segment or business combination will be realized.

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

The following serious adverse events were observed in one out of twenty-one participants, or at a rate of 4.76%: Total, serious adverse events, Leukocytosis, Platelet count decreased, Eye disorders – Other, Abdominal pain, Gastrointestinal disorders – Other, Aphonia, Lung infection, Muscle weakness right-sided, Confusion, Edema cerebral, Stroke, Dyspnea, Wheezing and Pruritus (itching).

Side effects associated with ABV-1504 and ABV-1505 “Radix Polygalae (Polygala tenuifolia Willd/PDC-1421 Capsule)” may come from administration of the study medicine or examination procedure, such as the procedure of taking blood (fainting, pain and/or bruising). You may find other side effects in this paper: Preclinical evidence of rapid-onset antidepressant-like effect in Radix Polygalae extract.

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

We may be subject to product liability claims in the future, which could divert our resources, incur substantial liabilities and limit commercialization of any products that we may develop.

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

We currently do not maintain general liability insurance; and even if we have a general liability insurance in the future this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in a rapidly changing field. Other products of similar functions and targeted indications will compete with our new drug candidates. Most of our competing companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Certain medium and small companies may also be significant competitors, particularly through collaborative arrangements with established biopharmaceutical or biotechnology companies. Many of these competitors have products that have been approved or have sufficient capital to finance the discovery and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization, than our own.

Other companies may succeed in developing proof of concept (POC) earlier than us respecting similar new drug candidates, obtaining FDA approvals for such products more rapidly than we will. While we will seek to expand our technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render our technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy we develop, or that any therapy we develop will be preferred to any existing or newly developed technologies.

We have conducted, and may in the future conduct, clinical trials for our certain new drug candidates at sites outside the United States, as a result of which the FDA may not accept data from trials conducted in such locations.

We have conducted and may in the future choose to conduct one or more clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any of our clinical trials that we conduct outside the United States, it is likely to result in the need for additional trials, which are costly and time-consuming and delay or permanently halt our development of the new drug candidates.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting clinical trials outside the United States include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

●	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

●	foreign exchange fluctuations; and

●	diminished protection of intellectual property in some countries.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable foreign regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of our product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable non-U.S. regulatory authorities impose similar restrictions. We may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidate before we will be able to obtain these approvals.

Clinical testing is expensive, inherently uncertain, difficult to design and implement and can take many years to complete. Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we are required to conduct additional clinical trials or other testing of our product candidate beyond the trials and testing that we contemplate, (2) we are unable to successfully complete clinical trials of any of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with any of our product candidates, we, in addition to incurring additional costs, may:

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

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

We have never commercialized a new drug product. Even if our products are approved by the appropriate regulatory authorities for marketing and sale, they may nonetheless fail to gain sufficient market acceptance from physicians, patients, third party payors and others in the medical community. For example, doctors may be reluctant to recommend to their patients our new drugs even when our new drugs offer effective or convenient treatments. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch therapies.

Efforts to educate the medical community and third party payors on the benefits of our new drug candidates may require significant resources and may not be successful. If our product candidates are approved but do not achieve an adequate level of market acceptance, we may not generate significant revenues and may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of our drug candidates;

●	the potential advantages of our drug candidates compared to alternative treatments;

●	the prevalence and severity of any side effects;

●	the clinical indications for which our drug candidates are approved;

●	whether our drug candidates are designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

●	limitations or warnings, including distribution or use restrictions, contained in our drug candidates approved for labeling;

●	our ability to offer our drug candidates for sale at competitive prices;

●	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;

●	our drug candidates’ convenience for administration compared to alternative treatments;

●	the willingness of the target patient population to try, and of physicians to prescribe, our drug candidates;

●	the strength of sales, marketing and distribution support;

●	the approval of other new products for the same indications;

●	changes in the standard of care for the targeted indications for our drug candidates;

●	the timing of market introduction of our approved products as well as competitive products and other therapies;

●	availability and amount of reimbursement from government payors, managed care plans and other third party payors;

●	adverse publicity about the products or favorable publicity about competitive products; and

●	potential product liability claims.

The potential market opportunities for our drug candidates are difficult to estimate. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our new drug candidates could be smaller than our estimates of the potential market opportunities.

We rely on a limited number of suppliers to provide and process the raw materials for our drug candidates and the loss of any of our suppliers, or delays or problems in the supply of materials used in our products, could materially and adversely affect our operations.

We generally rely on a limited number of suppliers for most of the primary materials used in our products.  Our suppliers may not be able to supply the necessary materials without interruption and we may not have adequate remedies for such failure, which could result in a shortage of supply for our new drug candidates.  If one of our suppliers fails or refuses to supply us for any reason, it could take time and capital for us to obtain a new supplier.  In addition, our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could negatively affect our ability to obtain the materials used in our products in a timely manner.  The search for new suppliers could potentially delay the manufacture of the new drug candidates for research and trials.  If any of our suppliers fails to comply with applicable legal requirements, such supplier will be subject to possible legal or regulatory action, which may adversely affect their ability to supply us with the raw or processed materials.  Any delay in supplying, or failure to supply, materials for our new drug candidates by any of our suppliers could result in our inability to meet the schedule for our research and development, and could adversely affect our business and operations.

We may seek to enter into collaborative relationships with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able torealize profits from our drug candidates.

We may seek third-party collaborators for development and commercialization of our new drug candidates. We are seeking large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, non-profit organizations, government agencies, and biotechnology companies as collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements for our new drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborative development of our products will pose the following risks to us:

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

We may be required to obtain licenses from third parties to avoid infringing patents or other proprietary rights. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available, if at all, on terms we find acceptable. If we do not obtain such licenses, we could encounter delays in the introduction of products or could find that the development, manufacture or sale of such products prohibitive.

A number of pharmaceutical, biopharmaceutical and biotechnological companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to or affect our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may obtain or result in the denial of our patent application. In addition, if patents that cover our activities are issued to other companies, there can be no assurance that we will be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology. If we do not obtain such licenses, we will encounter delays in the introduction of products, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, we could incur substantial costs in defending ourselves in suits brought against us regarding potential patent infringement.

We are subject to various government regulations.

The manufacture and sale of therapeutic and diagnostic products in the U.S. and foreign jurisdictions are governed by a variety of statutes and regulations. These laws require approval of manufacturing facilities, controlled research and testing of products and government review and approval of a submission containing manufacturing, preclinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought, including adherence to current PIC/S Guide to Good Manufacturing Practice for Medicinal Products during production and storage, and control of marketing activities, including advertising and labeling.

The new drug candidates we are currently developing require significant preclinical and clinical testing and investment of substantial funds prior to its commercialization. The process of obtaining required approvals can be costly and time-consuming, and there can be no assurance that the new drugs will be successfully developed and receive applicable regulatory approvals. Foreign regulatory authorities have similar restrictions. Potential investors and shareholders should be aware of the risks, problems, delays, expenses and difficulties which we may encounter in view of the extensive regulatory environment which governs our business.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of September 30, 2017, our outstanding debt was $4,113,000 which was due to related parties.

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

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price of our Common Stock.

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

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 69.17% of our outstanding Common Stock. As a result of their stockholdings, these stockholders are able to assert substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

There is not now and may not be an active liquid trading market for the Company’s Common Stock.

There is no established active public trading market for the Company’s Common Stock. We cannot provide assurance that we will develop an active trading market for the Common Stock. Without an active market, the liquidity of the Common Stock will remain limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

Our Facilities

Address	Size	Leased/Owned/Granted	Function	Monthly Rent
11 Sawyers Peak Drive, Goshen, NY 10924	1,000sq. feet	Leased	Corporate office	$0.00

11F., No.36, Songren Rd., Xinyi Dist., Taipei City 110, Taiwan (R.O.C.)	1,318sq. feet	Leased	Office space	$5,000.00

ITEM 3.  LEGAL PROCEEDINGS

We filed for Chapter 7 bankruptcy protection on May 15, 2013 and subsequently the corporate shell emerged as its only unencumbered asset on September 19, 2014 using "fresh start" accounting under section 852-10-45-17 as of date of sale of the corporate shell to reflect an intangible assets sale through section 363 of the US bankruptcy code.  Any business description below and all reporting results of the operating results reported in this filing for the fiscal year ending September 30, 2016 and 2015 are post "fresh start" activity and not comparable to prior results. Post-bankruptcy we have been operating a web site for the sale of women's apparel. Other than disclosed herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

Quarter Ended	High Bid	Low Bid
12/31/16	2.00	2.00
3/31/17	2.00	2.00
6/30/17	2.00	2.00
9/30/17	2.00	2.00

12/31/15	0.02	0.01
3/31/16	0.01	0.00
6/30/16	0.00	0.00
9/30/16	2.00	1.50

b)  Holders.  As of January 12, 2018, we had approximately 171 shareholders of record of our common stock.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  On February17, 2016, pursuant to the 2016 Equity Incentive Plan (the “2016 Plan”), 157,050 (50,000 shares pre-stock split) shares were granted to the employees.

e)  Performance graph.  Not applicable.

f) Sale of unregistered securities.

On February 23, 2017, the Company issued an aggregate of 2,925,000 shares valued at a price of $2.00 per share to BioLite, Inc. in satisfaction of its milestone payment obligation upon BioLite’s IND submission for BLI-1005 for treatment of major depressive disorder to the FDA pursuant to the BioLite Collaboration Agreement and the Milestone Payment Agreement.

ITEM 6  SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements for the years ended September 30, 2017 and 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 10--K for the period ended September 30, 2017. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

As used in this Report, the terms “we”, “us”, “our”, and “our Company” and “the Company” refer to American BriVision (Holding) Corporation (formerly known as Metu Brands, Inc.) and its subsidiaries, unless otherwise indicated.

Introduction

Currently, we are a holding company operating through our wholly owned subsidiary, American BriVision Corporation, a Delaware corporation (“BriVision”). BriVision was incorporated in 2015 in the State of Delaware. It is a biotechnology company focused on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  Following the Share Exchange (as described herein below), we have abandoned our prior business plan and we are now pursuing BriVision’s historical businesses and proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  Our business model is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

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

Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issued 166,273,921(52,936,583 pre-stock split) shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury.

The Acquisition Stock collectively represented 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of BriVision’s common stock were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583 pre-stock split) shares of Company’s common stock and BriVision became a wholly owned subsidiary, of the Company. The holders of the Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223 (65,431,144 pre-stock split) shares of Company’s common stock. Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

As a result of the consummation of the Share Exchange, BriVision is now our wholly-owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

All references to the “Combined Company” refer to American BriVision (Holding) Corporation and its wholly owned subsidiary, American BriVision Corporation.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represented a “reverse merger” rather than a business combination and BriVision was deemed to be the accounting acquirer in the transaction. The Share Exchange was accounted for as a reverse-merger and recapitalization. BriVision is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Share Exchange are those of BriVision and are recorded at the historical cost basis of BriVision, and the consolidated financial statements after completion of the Share Exchange includes the assets and liabilities of the Company and BriVision, and the historical operations of BriVision and operations of the combined entities (American Brivision (Holding) Corporation and its wholly owned subsidiary Brivision) from the closing date of the Share Exchange.

For more information about the Share Exchange, please refer to the current report on Form 8-K filed on February 12, 2016.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing BriVision’s historical businesses and proposed businesses. BriVision is a biotechnology company focused on the development of new drugs to fulfill unmet medical needs.  Our business model is integrating research achievements from world-famous institutions, such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center, conducting clinical trials for Proof of Concept (“POC”), out-licensing to pharmaceutical companies.

We currently have seven products that are licensed to us:

●	ABV-1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (TNBC)

●	ABV-1502 Solid Tumor with Anti-PD1 - Combination therapy for solid tumors

●	ABV-1503 Chronic Lymphocytic Leukemia - Combination therapy for Chronic Lymphocytic Leukemia

●	ABV-1504 Major Depressive Disorder - Major Depressive Disorder (MDD)

●	ABV-1505 Attention Deficit Hyperactivity Disorder - Attention Deficit Hyperactivity Disorder

●	Maitake Combination Therapy

●	BFC-1401 Vitreous Substitute for Vitrectom (“BFC-1401”)

Except ABV-1502, the rest of the six new drug candidates all are ready to go into phase II clinical study. ABV-1504 already started its phase II clinical study in Taiwan and we expect it will start the clinical trials in the United States soon.  ABV-1505 received IND Phase II clinical trial approval by the U.S. FDA on January 2016.  ABV-1501’s Phase II IND was approved in March 2016.  ABV-1502 and ABV-1503 are preparing IDE packages now.

Recent Developments

Forward Stock Split

On March 21, 2016, our Board approved an amendment to our Articles of Incorporation to effect a forward split at a ratio of 1 to 3:141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which became effective on April 8, 2016. The amendment to our Articles of Incorporation was approved by the majority of the shareholders of the Company.

Collaborative Agreement

On December 29, 2015, BriVision, our wholly-owned subsidiary, entered into a Collaboration Agreement with BioLite, of which Eugene Jiang, our chairman, is a director and principal shareholder. Pursuant to the Collaboration Agreement, BioLite granted BriVision sole licensing rights for drug and therapeutic use of five products (the “Products”): BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer, BLI-1501 Hematology-Chronic Lymphocytic Leukemia in the U.S. and Canada.

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

 Under the Collaborative Agreement, BriVision is obligated to pay a total of up to $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

●	upfront payment waspayable upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

●	upon the first IND submission, BriVision was obligated to pay, but no later than December 15, 2016: 6.5% of total payment. After receiving second payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of first phase II clinical trial, BriVision was obligated topay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver phase II clinical study report to BriVision in three months.

●	upon the phase III IND submission, BriVision was obligated to pay, but no later than December 15, 2018: 20% of total payment. After receiving fourth payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of phase III, BriVision obliged to pay, but no later than September 15, 2019: 25% of total payment. After receiving fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months.

●	upon the NDA submission, BriVision obliged to pay, but no later than December 15, 2020, 30% of total payment. After receiving the sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week.

On May 6, 2016, we and Biolite entered into the Milestone Payment Agreement in order to amend the Collaborative Agreement, whereby BriVision has agreed to pay the Milestone Payment to BioLite as in the form of $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares.

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

On January 12, 2017, we entered into an Addendum (the “Addendum”) to the Collaboration Agreement dated December 29, 2015 and as amended May 6, 2016. Pursuant to the Addendum, BioLite agreed to license us to research and develop an additional new drug, “Maitake Combination Therapy” (the “Sixth Product”) worldwide. The ownership of any clinical trial data and Intellectual Property as defined in the Collaboration Agreement shall belong to us. We shall pay for all clinical trials and other expenses associated with all clinical trials and shall have the right to sublicense Five Products in the North America Region and the Sixth Product worldwide. There is no additional Milestone Payments as defined in paragraph 3 of the Collaboration Agreement that needs to be made now or in the future with respect to the Sixth Product. In the event that BioLite is obligated to pay its licensor in excess of 3% of the net sales, BioLite and us shall renegotiate and increase the Royalty Charge to a percentage to be later agreed upon as opposed to the original amount of 5% of the net sales as defined in paragraph 4 of the Collaboration Agreement.

On July 24, 2017, BriVision, one of our wholly-owned subsidiaries entered into a collaboration agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted BriVision the global license to co-develop BFC-1401 Vitreous Substitute for Vitrectom (“BFC-1401”) for medical purposes. BioFirst is a related party to the Company because BioFirst and Yuangene Corporation (“Yuangene”), the Company’s controlling shareholder, are under common control of the controlling beneficiary shareholder of Yuangene .

According to the BioFirst Agreement, we co-develop and commercialize BFC-1401 with BioFirst and should pay BioFirst $3,000,000 (the “Total Payment”) in cash or common stock of the Company on or before September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaboration Agreement, was paid upon execution of the Collaboration Agreement. The Company is entitled to receive 50% of the future net licensing income or net sales profit when BFC-1401 is sublicensed or commercialized. For more information about the BioFirst Agreement, please refer to the current report on Form 8-K filed on July 24, 2017.

Co-development Agreement with Rgene

On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation, a corporation incorporated under the laws of Taiwan (“Rgene”), to co-develop and commercialize in the global markets three new drug products that are included in the Sixth Product as defined in the Addendum. The three drugs licensed to Rgene are ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy.

Pursuant to the Co-Dev Agreement, Rgene should pay to the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017 in three installments. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides of $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. As of the date of this report, the Company has received $450,000 in cash. For more information about the Co-Dev Agreement, please refer to the current report on Form 8-K we filed on May 30, 2017.

Revenue Generation

Most of our licensed products are still under development and trial stage. Therefore, no revenue is expected in near term.

Research and Development

During the year ended September 30, 2017, we spent approximately $707,142 on research and development.

Critical Accounting Policies and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Reclassifications

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

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

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, ”Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2017 and 2016, the Company’s cash and cash equivalents amounted $204,851 and $173,537, respectively. All of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Receivable from Collaboration Partners

Receivable from collaboration partners is stated at carrying value less estimates made for doubtful receivables. An allowance for impairment of receivable from collaboration partners is established if the collection of a receivable becomes doubtful. Such receivable becomes doubtful when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter into bankruptcy or financial reorganization, and default or delinquency in payments are considered indicators that the receivable is impaired. The amount of the allowance is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. An impairment loss is recognized in the statement of operations, as are subsequent recoveries of previous impairments.

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC Topic 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $397,960 for the years ended September 30, 2017 and 2016, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $138,038 and $0 for the years ended September 30, 2017 and 2016, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is ”more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended September 30, 2017 and September, 30, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

For the years ended September 30, 2017 and 2016, the Company’s income tax expense amounted $830 and $836, respectively.

Loss Per Share of Common Stock

The Company reports loss per share in accordance with ASC Topic 260-10 “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

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

Stock-based Compensation:    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Stock-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption. Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the years ended September 30, 2017 and 2016 and accompanying notes that appear in our Annual Report on Form 10-K.

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

Results of Operations — Fiscal Year Ended September 30, 2017 Compared to the Year Ended September 30, 2016.

The following table presents, for the period indicated, our consolidated statements of operations information.

	For The Years Ended September 30,
	2017	2016
		(Restated)
Revenues	$-	$-

Cost of revenues	-	32

Gross profit (loss)	-	(32)

Operating expenses
Selling, general and administrative expenses	707,142	599,303
Research and development expenses	3,151,162	10,000,000
Stock based compensation expenses	138,038	397,960

Loss from operations	(3,996,342)	(10,997,295)

Other income(expenses)
Interest income	149	361
Gain on exchange differences	-	141
Interest expense	(74,960)	(10,170)
Total other expenses	(74,811)	(9,668)

Loss from continuing operations before provision income tax	(4,071,153)	(11,006,963)

Provision income tax	830	836

Net Loss	$(4,071,983)	$(11,007,799)

Revenues.  We did not generate any revenue during the years ended September 30, 2017 and 2016. As such, we did not incur any cost associated with revenues during the same periods.

Operating Expenses. Our operating expenses were $ 3,996,342 for the year ended September 30, 2017 as compared to $10,997,263 for the year ended September 30, 2016. The decrease in operating expenses in the amount of $7,000,921 or 63.7% in the year of 2017 was primarily caused by the payment of $10,000,000 for the Milestone payment in 2016.

Interest Expense. The interest expense was $74,960 for the year ended September 30, 2017 as compared to $10,170 for the period ended September 30, 2016. The increase of interest expenses by $64,790 or 637.1% was attributable to the loan in the principal amount of $950,000 from BioFirst Corporation.

Net Loss. The net loss was $4,071,983 and $11,007,799 for the years ended September 30, 2017 and 2016. The result of decrease of net loss in the current year in an amount of $6,935,816 or by 63.0% was mainly because that we paid off the Milestone payment incurred during the year ended September 30, 2016.

Liquidity and Capital Resources

Working Capital Summary

	As of September 30, 2017 ($)	As of September 30, 2016 ($)
		(Restated)
Current Assets	2,754,851	173,537
Current Liabilities	4,147,914	6,556,470
Working Capital	(1,393,063)	(6,382,933)

Cash Flows

	As of September 30, 2017 ($)	As of September 30, 2016 ($)
		(Restated)
Cash Flows Used in Operating Activities	(1,598,686)	(3,474,707)
Cash Flows Provided by Financing Activities	1,630,000	2,653,414
Net (Decrease) Increase in Cash During Period	31,314	(821,293)

Cash Flow from Operating Activities

During the years ended September 30, 2017 and 2016, the net cash used in operating activities were $1,598,686 and $3,474,707, respectively, reflecting a decrease of $1,876,021 or 54.0%. Such decrease was primarily due to related parties during the year ended September 30, 2016.

Cash Flow from Investing Activities

During the years ended September 30, 2017 and 2016, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the years ended September 30, 2016 and 2017, the net cash from financing activities were $1,630,000 and $2,653,414, respectively, representing a decrease of $1,023,414 or 38.6%. The decrease in cash flow from financing activities during the year ended September 30, 2017 as compared to the year of 2016 was mainly due to the reduced amounts of equity private placements, partially offset by the increase in capital contribution and loans from related parties during the year ended September 30, 2017.

Critical Accounting Policy and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Going Concern Consideration

We have incurred losses since its inception resulting in an accumulated deficit of $15,395,384 as of September 30, 2017 and net losses of $4,071,983 and a net increase in cash flow of $31,314 during the year ended September 30, 2017. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American BriVision (Holding) Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of American BriVision (Holding) Corporation and subsidiaries (collectively “the Company”) as of September 30, 2017 and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American BriVision (Holding) Corporation and subsidiaries as of September 30, 2017, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that American BriVision (Holding) Corporation and subsidiaries will continue as a going concern.  As described in Note 4 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

KCCW Accountancy Corp.

Diamond Bar, California

January 3, 2018

KCCW Accountancy Corp.

3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American BriVision Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of American BriVision Corporation and subsidiaries (“the Company”) as of September 30, 2016 the related statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2016.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and the results of its operations and its cash flows for the year ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, the 2016 financial statements have been restated to correct misstatements in the research and development expenses and the typographical errors.

/s/ Centurion ZD CPA Limited

Certified Public Accountants

(Practising) Hong Kong

Dated: January 12, 2017

Except for Note 2 which was dated at May 22, 2017

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016
		(Restated)
Assets
Current assets
Cash	$204,851	$173,537
Receivable from collaboration partners – related parties	2,550,000	-
Total Current Assets	2,754,851	173,537

Deposit	-	3,815

Total Assets	$2,754,851	$177,352

Liabilities and Equity
Accounts payable	-	18,370
Accrued expense	34,914	38,100
Due to related parties	4,113,000	6,500,000
Total Liabilities	$4,147,914	$6,556,470

Commitments and Contingencies

Stockholders’ deficit
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,746,647 and 210,821,647 at September 30, 2017 and September 30, 2016, respectively	213,747	210,822
Additional paid-in capital	13,788,574	4,733,461
Accumulated deficit	(15,395,384)	(11,323,401)
Total stockholders’ deficit	(1,393,063)	(6,379,118)
Total Liabilities and Equity	$2,754,851	$177,352

* All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended September 30,
	2017	2016
		(Restated)
Revenues	$-	$-

Cost of revenues	-	32

Gross profit (loss)	-	(32)

Operating expenses
Selling, general and administrative expenses	707,142	599,303
Research and development expenses	3,151,162	10,000,000
Stock based compensation expenses	138,038	397,960

Loss from operations	(3,996,342)	(10,997,295)

Other income(expenses)
Interest income	149	361
Gain on exchange differences	-	141
Interest expense	(74,960)	(10,170)
Total other expenses	(74,811)	(9,668)

Loss from continuing operations before provision income tax	(4,071,153)	(11,006,963)

Provision income tax	830	836

Net Loss	$(4,071,983)	$(11,007,799)

Net loss per share
Basic and diluted	$(0.02)	$(0.06)
Weighted average number of common shares outstanding
Basic and diluted	212,648,770	193,981,153

* All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional			Stockholders’
	Number of		paid-in	Subscription	Accumulated	equity
	shares	Amount	capital	receivable	deficit	(deficit)
Balance at July 21, 2015 (inception)	159,622,964	$159,623	$1,087,378	$(350,000)	$-	$897,001
Issuance of common shares	6,650,957	6,651	45,307	-	-	51,958
Net loss for the period	-	-	-	-	(315,602)	(315,602)
Balance at September 30, 2016	166,273,921	166,274	1,132,685	(350,000)	(315,602)	633,357
Reverse merger recapitalization	42,359,253	42,359	(44,995)	-	-	(2,636)
Issuance of common shares	2,031,423	2,032	3,247,968	-	-	3,250,000
Stock based compensation	157,050	157	397,803	-	-	397,960
Receipt of subscription receivable	-	-	-	350,000	-	350,000
Net loss for the year	-	-	-	-	(11,007,799)	(11,007,799)
Balance at September 30, 2016	210,821,647	210,822	4,733,461	-	(11,323,401)	(6,379,118)
Issuance of common shares	2,925,000	2,925	5,847,075	-	-	5,850,000
Stock based compensation	-	-	138,038	-	-	138,038
Capital contribution from related parties under common control	-	-	3,070,000	-	-	3,070,000
Net loss for the year	-	-	-	-	(4,071,983)	(4,071,983)
Balance at September 30, 2017	213,746,647	$213,747	$13,788,574	$-	$(15,395,384)	$(1,393,063)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended September 30,
	2017	2016
		(Restated)
Cash flows from operating activities
Net loss from continuing operations	$(4,071,983)	$(11,007,799)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for compensation and recapitalization	-	1,295,324
Stock based compensation for nonemployees	138,038	-
Change in operating assets and liabilities:
Decrease in prepaid expenses and deposits	3,815	3,815
Increase (decrease) in accounts payable	(18,370)	18,370
Decrease in accrued expenses and other current liabilities	(3,186)	(261,900)
Increase in due to related parties	2,353,000	6,477,483
Net cash used in operating activities	(1,598,686)	(3,474,707)

Cash flows from financing activities
Capital contribution from related parties under common control	520,000	-
Borrowings from related parties	1,110,000	-
Decrease in due to shareholders	-	(46,586)
Proceeds from subscription receivable	-	350,000
Proceeds from issuance of common shares	-	2,350,000
Net cash provided by financing activities	1,630,000	2,653,414
Effect of exchange rates on cash	-	-
Net increase (decrease) in cash	31,314	(821,293)

Cash, beginning of period	173,537	994,830

Cash, end of period	$204,851	$173,537

Supplemental disclosure of cash flow information

Interest expense paid	$66,500	$-
Income taxes paid	$830	$836

Non-cash financing and investing activities

Common shares issued for due to related parties	$5,850,000	$-
Capital contribution from related parties under common control	$2,550,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American BriVision (Holding) Corporation (the “Company” or “Holding entity”), a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (the “BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology and focuses on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions (such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center), conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets. BriVision had to predecessor operations prior to its formation on July 21, 2015.

Reverse Merger

On February 8, 2016, a Share Exchange Agreement (the “Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation, American BriVision Corporation (“BriVision”), and Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the ”BriVision Stock”).

Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 166,273,921(52,936,583 pre-stock split) shares (the ”Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger (the “Merger”).

Pursuant to the Merger, all of the issued and outstanding common shares of BriVision were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583pre-stock split) common shares of the Company and BriVision has become a wholly owned subsidiary of the Company. The holders of Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223(65,431,144 pre-stock split) shares of Company’s common stock. Because of the exchange of the BriVision Stock for the Acquisition Stock (the ”Share Exchange”), BriVision has become a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

Because of the consummation of the Share Exchange, BriVision is now our wholly owned subsidiary and its shareholders own approximately 79.70% of our issued and outstanding common stock.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing BriVision’s historically proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

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

Consolidated Balance Sheets
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

As a result of the restatement of the consolidated balance sheet as of September 30, 2016, Due to related party and Total liabilities were increased by $6,500,000; changed from $0 to $6,500,000 and from $56,470 to $6,556,470. Additional paid in capital was increased by $60 and changed from $4,733,401 to $4,733,461. Accumulated deficit was increased by $6,500,000 and changed from $(4,823,401) to $(11,323,401). Total equity (deficit) was decreased by $6,500,000 and changed from $120,882 to $(6,379,118).

As a result of the restatement of the consolidated statement of operations and comprehensive loss for the year ended September 30, 2016, Selling, general and administrative expenses were decreased by $3,500,000 and changed from $4,497,263 to $997,263. Research and development expenses were increased by $10,000,000 and changed from $0 to $10,000,000. Net loss from operations was increased by $6,500,000 and changed from $(4,497,295) to $(10,997,295). Loss from continuing operations before taxes was increased by $6,500,000 and changed from $(4,506,963) to $(11,006,963). Net loss was increased by $6,500,000 and changed from $(4,507,799) to $(11,007,799). Basic and diluted loss per share were also increased by 0.06 and changed from $0 to $(0.06).

As a result of the restatement of the consolidated statement of cash flow for the year ended September 30, 2016, Net loss from continuing operations was increased by $6,500,000; changed from $(4,507,799) to $(11,007,799). Issuance of common stock for compensation did not have changes and stated as $1,295,324. (Decrease) increase in due to related party was increased by $6,500,000 and changed from $(22,517) to $6,477,483. There were no changes in Net cash used in operating activities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

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

Reclassifications

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

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

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, ”Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2017 and 2016, the Company’s cash and cash equivalents amounted $204,851 and $173,537, respectively. All of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Receivable from Collaboration Partners

Receivable from collaboration partners is stated at carrying value less estimates made for doubtful receivables. An allowance for impairment of receivable from collaboration partners is established if the collection of a receivable becomes doubtful. Such receivable becomes doubtful when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter into bankruptcy or financial reorganization, and default or delinquency in payments are considered indicators that the receivable is impaired. The amount of the allowance is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. An impairment loss is recognized in the statement of operations, as are subsequent recoveries of previous impairments.

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC Topic 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $397,960 for the years ended September 30, 2017 and 2016, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $138,038 and $0 for the years ended September 30, 2017 and 2016, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is ”more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended September 30, 2017 and September, 30, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

For the years ended September 30, 2017 and 2016, the Company’s income tax expense amounted $830 and $836, respectively.

Loss Per Share of Common Stock

The Company reports loss per share in accordance with ASC Topic 260-10 “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

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

Stock-based Compensation:    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Stock-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption. Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements

4. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $15,395,384 and $11,323,401 as of September 30, 2017 and 2016, respectively and incurred net loss of $4,086,983 and $11,007,799 during the years ended September 30, 2017 and 2016, respectively. The Company also had a working capital deficiency of $1,393,063 and $6,382,933 at September 30, 2017 and 2016, respectively.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, the Company and BioLite agreed to amend the BioLite Collaborative Agreement, through enter into the Milestone Payment Agreement, whereby the Company has agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of its common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016. Pursuant to the BioLite Collaborative Agreement, the 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of its common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017. This BioLite Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities (2) short-term and long-term borrowings from banks and third-parties, and (3) short-term borrowings from stockholders or other related party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

5. COLLABORATIVE AGREEMENTS

Collaborative agreement with BioLite Inc., a related party

On December 29, 2015, American BriVision Corporation entered into a collaborative agreement (the “BioLite Collaborative Agreement”) with BioLite Inc. (the “BioLite”), a related party (See Note 7), pursuant to which BioLite granted BriVision sole licensing rights for drug and therapeutic use of five products, including BLI-1005 CNS-Major Depressive Disorder, BLI-1008 CNS-Attention Deficit Hyperactivity Disorder, BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1, BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer, and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in the U.S.A and Canada. Under the BioLite Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

●	upfront payment shall upon the signing of this BioLite Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

●	upon the first IND submission, BriVision shall pay, but no later than December 15, 2016: 6.5% of total payment. After receiving second payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of first phase II clinical trial, BriVision shall pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver phase II clinical study report to BriVision in three months.

●	upon the phase III IND submission, BriVision shall pay, but no later than December 15, 2018: 20% of total payment. After receiving forth payment from BriVision, BioLite has to deliver IND package to BriVision in one week.

●	at the completion of phase III, BriVision shall pay, but no later than September 15, 2019:25% of total payment. After receiving fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months.

●	upon the NDA submission, BriVision shall pay, but no later than December 15, 2020, BriVision shall pay: 30% of total payment. After receiving sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week.

This BioLite Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

Pursuant to the BioLite Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the BioLite Collaborative Agreement, was to be paid by the Company upon signing of that agreement. On May 6, 2016, the Company and BioLite agreed to amend the BioLite Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby the Company agreed to pay the Milestone Payment to BioLite with $2,600,000 in cash and $900,000 in the form of newly issued shares of its common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

Pursuant to the BioLite Collaborative Agreement, the 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of its common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017.

Pursuant to the BioLite Collaborative Agreement, the 15% of total payment, $15,000,000 shall be made at the completion of first phase II clinical trial. As of September 30, 2017, the first phase II clinical trial research has not completed yet.

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

On January 12, 2017, the Company entered into an Addendum (the “Addendum”) to the BioLite Collaborative Agreement which was previously entered into with BioLite. Pursuant to the Addendum, the Company and BioLite agreed to include one more product, namely, “Maitake Combination Therapy” as one of the Products defined in the BioLite Collaborative Agreement (the “Sixth Product’) and defined the Territory of the Sixth Product to be worldwide and restate the Territory of the Five Products to be the U.S.A and Canada.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of Yuangene Corporation and the Company (See Note 7). Pursuant to Co-Dev Agreement, BriVison and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Co-Dev Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides of $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. As of the date of this report, the Company has received $450,000 in cash. The Company is still in discussion with Rgene with respect to the schedule of the outstanding balance.

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, American BriVision Corporation entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of Yuangene Corporation and the Company is one of the directors and common stock shareholders of BioFirst (See Note 7).

Pursuant to the BioFirst Collaborative Agreement, the Company will co-develop and commercialize the Product with BioFirst and pay BioFirst in a total amount of $3,000,000 in cash or stock of the Company before September 30, 2018. The amount of $3,000,000 is in connection with the compensation for BioFirst’s past research efforts and contributions made by BioFirst before the BioFirst Collaborative Agreement was signed and it does not relate to any future commitments made by BioFirst and BriVision in this BioFirst Collaborative Agreement. In addition, the Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both BriVision and BioFirst.

As of September 30, 2017, BioFirst has delivered all research, technical, data and development data to BriVision. No payment has been made by the Company as of the date of this report. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended September 30, 2017.

6. ACCRUED EXPENSES

Accrued expenses as of September 30, 2017 and 2016 consisted of:

	September 30, 2017	September 30, 2016
Accrued consulting fee	$2,609	$23,100
Accrued audit fee	-	15,000
Accrued interest expense – related party(Note 7)	8,460	-
Accrued payroll	23,845	-
Total	$34,914	$38,100

7. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioLite Inc. (the “BioLite”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of Yuangene
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of Yuangene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of Yuangene
Liongene Corporation (the “Liongene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of Yuangene
Yuangene Corporation (the “Yuangene”)	Controlling beneficiary shareholder of the Company
Asiangene Corporation (the “Asiangene”)	Shareholder; entity controlled by controlling beneficiary shareholder of Yuangene
Euro-Asia Investment & Finance Corp Ltd. (the “Euro-Asia”)	Shareholder of the Company
Kimho Consultants Co., Ltd. (the “Kimho”)	Shareholder of the Company

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	September 30,
	2017	2016
BioLite, Inc.	$-	$6,500,000
BioFirst Corporation	3,950,000	-
Asiangene Corporation	160,000	-
Yuangene Corporation	3,000	-
Total	$4,113,000	$6,500,000

Related party transactions

(1)	On December 29, 2015, BriVision and BioLite entered into a collaborative agreement (the “BioLite Collaborative Agreement”) Under the BioLite Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value based on the milestone achievement (See Note 5). As of September 30, 2017 and 2016, the amount due to BioLite is $0 and $6,500,000 respectively.

(2)	On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on February 1, 2018. As of September 30, 2017, the outstanding loan balance is $950,000 and accrued interest is $8,460 (See Note 6). Interest expenses were $74,960 and $0 for the years ended September 30, 2017 and 2016, respectively.

(3)	During the year ended September 30, 2017, Yuangene Corporation advanced in an aggregate amount of $3,000 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of September 30, 2017, the outstanding advance balance is $3,000.

(4)	On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene (See Note 5). As of September 30, 2017, the Company has received an aggregate amount of $450,000 in cash and has recorded $2,550,000 as receivable from collaboration partners. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017.

(5)	On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 5). As of September 30, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded full amount of $3,000,000 due to BioFirst.

(6)	On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into a service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the year ended September 30, 2017, the Company recognized non-employee stock based compensation expenses of $55,000 in connection with the terms in the Euro-Asia Agreement.

(7)	On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into a service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the year ended September 30, 2017, the Company recognized non-employee stock based compensation expenses of $80,000 in connection with the terms in the Kimho Agreement.

(8)	During the year ended September 30, 2017, the Company provided a one-time consulting service to Liongene Corporation for $70,000. Since both Liongene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation, the Company has recorded the full amount of $70,000 as additional paid-in capital during the year ended September 30, 2017.

(9)	During the year ended September 30, 2017, the Company entered an operating lease agreement with Asiangene for an office space in Taiwan for the period from October 1, 2016 to July 31, 2017. The monthly base rent is approximately $5,000. Rent expenses under this lease agreement amounted to $52,205 and $0 for the years ended September 30, 2017 and 2016, respectively.

(10)	In September 2017, Asiangene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by Asiangene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. Asiangene also agreed to loan the proceeds to the Company for working capital purpose. The non-secured loan bears 0% interest rate and is due on demand. As of September 30, 2017, the outstanding loan balance is $160,000.

8. EQUITY

During October 2015, $350,000 of subscription receivable was fully collected from the shareholders.

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the ”Company”), American BriVision Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of People’s Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of common stock of the Company, and the owners of record of all of the issued share capital of BriVision (the ”BriVision Stock”). Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company should issue 166,273,921(52,936,583 pre-stock split) shares (the ”Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s common stock owned by Euro-Asia should be cancelled and retired to treasury. The Acquisition Stock collectively should represent 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of BriVision’s common stock were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583 pre-stock split) shares of Company’s common stock and BriVision became a wholly owned subsidiary, of the Company. The holders of Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223 (65,431,144 pre-stock split) shares of Company’s common stock, Because of the exchange of the BriVision Stock for the Acquisition Stock (the ”Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

On May 6, 2016, the Company and BioLite agreed to amend the BioLite Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby the Company has agreed to issue shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares, as part of our first installation of payment pursuant to the Milestone Payment. The shares issuance was completed in June 2016.

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

Pursuant to the BioLite Collaborative Agreement (See Note 5), BriVision should pay a total of $100,000,000 in cash or stock of the Company with equivalent value according to the milestone achieved. The agreement requires that 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares.

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s common stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. The contract is terminated on September 30, 2017. The non-employee stock-based compensation related to this consulting agreement was $3,038 for the year ended September 30, 2017.

On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into a service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the year ended September 30, 2017, the Company recognized professional fees of $69,000 and non-employee stock based compensation expenses of $55,000 in connection with the terms in the Euro-Asia Agreement.

On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into a service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the year ended September 30, 2017, the Company recognized professional fees of $113,000 and non-employee stock based compensation expenses of $80,000 in connection with the terms in the Kimho Agreement.

Pursuant to ASC 505-50-30, the transactions with the non-employees were measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a stock-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company measured the fair value of the equity instruments in these transactions using the stock price on the date at which the commitments Kameyama, Euro-Asia, and Kimho for performance were rendered.

9. INCOME TAX

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013.

Components of income tax (benefits) for the years ended September 30, 2017 and 2016 are as follows:

	For the year ended September 30, 2017			For the year ended September 30, 2016
	Federal	State	Total	Federal	State	Total
Current	$-	$830	$830	$-	$836	$836
Deferred	-	-	-	-	-	-
	$-	$830	$830	$-	$836	$836

Significant components of the Company’s deferred tax accounts at September 30, 2017 and September 30, 2016:

Deferred Tax Account - noncurrent:	September 30, 2017	September 30, 2016
Tax losses carryforwards	$832,913	$464,038
Less: Valuation allowance	(832,913)	(464,038)
Total deferred tax account - noncurrent	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Year ended September 30,
	2017	2016
Statutory federal tax benefit, net of state tax effects	31%	31%
State income taxes	8.84%	8.84%
Nondeductible/nontaxable items	(29)%	(38.16)%
Change in valuation allowance	(10.84)%	(1.68)%
Effective income tax rate	-%	-%

10. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016

Numerator:
Net loss	$(4,071,983)	(11,007,799)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	212,648,770	193,981,153
Stock options	-	-
Weighted-average shares outstanding - Diluted	212,648,770	193,981,153

Loss per share
-Basic	(0.02)	(0.06)
-Diluted	(0.02)	(0.06)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

11. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of September 30, 2017 are payable as follows:

As of September 30,	Amount
2018	$7,130
2019	-
Total minimum payments	$7,130

Rental expense was $61,093 and 29,129 for the year ended September 30, 2017 and 2016, respectively.

12. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2017 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (one person).

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during year ended September 30, 2017.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of September 30, 2017, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Position	Term(s) of Office
Eugene Jiang (31)	Chief Executive Officer, President, Chairman	CEO and President from September 2015 to September 15, 2017 Chairman of the Board from September 2015 till the date of this Annual Report
Kira Huang (48)	Chief Financial Officer, Secretary, Treasurer	February 2016 to September 15, 2017
Dr. Howard Doong (60)	Chief Executive Officer	From September 15, 2017 till the date of this Annual Report
Chun Mu Hung (41)	Chief Financial Officer, Secretary, Treasurer	From September 15, 2017 till the date of this Annual Report

Set forth below is certain biographical information regarding each of our directors and officers as of September 30, 2017.

Eugene Jiang – Chairman

Mr. Eugene Jiang, age 31, has served as our CEO and President since the Company’s inception in July 2015 until he resigned on September 15, 2017. He remains the Chairman of the Board. From June 2015 until present, Mr. Jiang also serves as Director for BioLite Incorporation. He also serves as CEO for Genepro Investment Company since March 2010. Mr Jiang obtained an EMBA degree from the University of Texas in Arrington in 2009. And in 2008, Mr. Jiang received a bachelor’s degree in Physical Education from Fu Jen Catholic University.

Kira Huang-Chief Financial Officer, Secretary, Treasurer

Kira Huang, has served as our Chief Financial Officer  since February 2016 until her resignation on September 15, 2017 due to the change of management team.

Dr. Howard Doong-- CEO

Dr. Howard Doong was appointed as the Company’s new CEO on September 15, 2017. In addition to the position at the Company, Dr. Doong also serves as the CEO and Chief Scientific Officer (“CSO”) of LifeCode Biotechnology Company (“LifeCode”), a Taiwan company in the biotechnology business, since 2017. At the same time, he also serves as the CEO and CSO of Wuhan Frasergen Genomic Medicine Company (“Wuhan Frasergen Genomic”), a Chinese company in the biotechnology business, since 2016. He served as the CSO of Cold Spring Biotech Corporation, a Taiwan corporation in the biotechnology business from 2014 to 2016. He served as the CEO of iKnowledge-Care Bioscience Corp, a Taiwan company in the biotechnology business from 2014 to 2015. He served as the director of Taipei Veteran General Hospital-LilPao Laboratory of Cancer Genomic Medicine from 2012 to 2013. He served as the Vice President and director of Quality Assurance, TrimGen Corporation, a Maryland corporation in the biotechnology business from 2009 to 2011. Dr. Doong received his Ph.D. degree from University of Chicago, the Department of Organismal Biology and Anatomy and the Department of Surgery. He received his M.D and Ph.D. degree from Harvard-MIT Division of Health Sciences and Technology. He received his M.S. degree from the University of New Hampshire, Genetics Program and B.S. degree from Fu-Jen University, Taiwan, Department of Biology.

Chun Mu Hung—CFO, Secretary and Treasury

Mr. Chun Mu Hung was appointed as the Company’s CFO, Secretary and Treasury on September 15, 2017. Mr. Hung served as the Assistant Manager at the financial department of NES Limited since February 2017. From August 2011 to February 2017, Mr. Hung served as the Section Manager at the Financial Department of Fujitec Taiwan Co., Ltd., a Taiwan limited company. During April 2009 to August 2011 and March 2005 to December 2006, Mr. Hung served as the Assistant Manager of Toppest CPAs Firm. From December 2006 to April 2009, Mr. Hung served as an auditor at Deloitte Taiwan CPAs Firm. Mr. Hung received his bachelor degree of accounting from Chung Yuan Christian University in 1999.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Dr. Chi-Hsin Richard King—Chief Scientific Officer

Effective September 15, 2017, the Board appointed Dr. Chi-Hsin Richard King as the CSO of the Company. Dr. Chi-Hsin Richard King, 69, retired since July 2017. He served as the consultant at TaiGen Biotechnology Co. Ltd (“TaiGen”), a Taiwan company in the biotechnology business, from August 2016 to July 2017, the Senior Vice President at TaiGen from July 2008 to August 2016 and as the Vice President at Research and Development of TaiGen from June 2005 to July 2008. Dr. King served as the Director at Albany Molecular Research Inc. (“AMRI”), a New York corporation, from January 2003 to June 2005, the Assistant Director at Medicinal Chemistry Department of AMRI from January 2000 to December 2002 and the Assistant Director at Chemical Development Department of AMRI from August 1997 to January 2000. Dr. King received the Ph. D. degree of organic chemistry from University of Utah in March 1980, and B.S. degree of chemistry from National Taiwan Normal University in July 1972.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Doong (1)	2017		8,333

Chun Mu Hung (2)	2017		3,333

Eugene Jiang (3)	2016		40,000						40,000
	2017		60,000

Kira Huang (4)	2016		36,000	79,592					115,592
	2017		52,500

(1)	Dr. Doong was appointed as the CEO on September 15, 2017.
(2)	Mr. Hung was appointed as the CFO, Secretary and Treasury on September 15, 2017.
(3)	Mr. Jiang resigned as the CEO and President of the Company on September 15, 2017.
(4)	Ms. Huang resigned as the CFO, Secretary and Treasury of the Company on September 15, 2017.

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

Stock Option Plan

We adopted an Equity Incentive Plan on February 17, 2016.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended September 30, 2015. In fiscal year 2016, we awarded 10,000 shares of common stock to each of five employees. Due to the forward split detailed in our 10-Q filed June 30, 2016, each of such employees has been awarded 31,410 shares of the Company’s Common Stock. As a result, an aggregate of 157,050 shares were granted to the employees pursuant to the 2016 Plan as of September 30, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of September 30, 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Kira Huang(1)	—	—	—	—	—	—	—	31,410	$79,592	(2)

(1)	On February 17, 2016, we awarded 10,000 shares of common stock to each of five employees, of whom Kira Huang, the Chief Financial Officer, was the only officer. Due to the forward split detailed in our 10-Q filed June 30, 2016, each of such employees has been awarded 31,410 shares of common stock.

(2)	The dollar amount shown is determined by multiplying the number of shares of common stock reported in the table by the closing price of a share of our common stock on February 17, 2016 ($7.9592), which was the day of such issuance.

Option Exercises and Stock Vested

No options have been awarded by the Company as of September 30, 2017.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of September 30, 2017.

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

Employment Contracts

We entered into an employment contract with Kira Huang on March 1, 2016 according to which, among other terms,  Ms. Huang is required to, as Chief Financial Officer,  perform duties and undertake the responsibilities in a professional manner including reporting on financials and related matters to our Board of Directors; developing the financial planning and overseeing tax reporting activities; monitoring and submitting all required reports to SEC on timely basis, planning and overseeing annual budgets and other duties as may arise from time to time and as may be assigned to her. Pursuant to such employment agreement, we shall  compensate Mrs. Huang with salary of $4,500 per month subject to normal statutory deduction and annual review. Additional bonus or stock options will be determined by our Board. Ms. Huang resigned from the position as CFO, Secretary and Treasury on September 15, 2017 and terminated the employment agreement with the Company. We paid Ms. Huang $3,000 for each month of September and October 2017 for her continuous consulting services and thereafter have not had any outstanding obligations towards Ms. Huang under such employment agreement.

 Dr. Howard Doong has entered into an employment agreements (“Doong Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $100,000. Under Doong Employment Agreement, Dr. Doong is employed as our CEO and President of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

Mr. Chun Mu Hung has entered into an employment agreement (“Hung Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $40,000. Under Hung Employment Agreement, Mr. Hung is employed as the CFO, Secretary and Treasurer of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

Dr. Chi-Hsin Richard King has entered into an employment agreements (“King Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $50,000. Under King Employment Agreement, Dr. King is employed as the CSO of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

ITEM 12 SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 11, 2018 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of January 11, 2018, we had 213,746,647 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Eugene Jiang	147,842,856	69.17%
Howard Doong	-	-
Chun Mu Hung	-	-
Tsang Ming Jiang	-	-
Ming-Fong Wu	-	-
Norimi Sakamoto	-	-
Yen-Hsin Chou	-	-
All officers and directors as a group ( seven persons)	147,874,266	69.17%

(1)	These shares are owned by YuanGene Corporation, a corporation incorporated in Samoa. Eugene Jiang is the sole shareholder of YuanGene Corporation and therefore will be deemed as the beneficial owner of the shares held by YuanGene Corporation.

Changes in Control

As a result of the Share Exchange, BriVision became our wholly owned subsidiary and the former shareholders of BriVision collectively own approximately 79.70% of the shares of us outstanding post-exchange common stock. As a result, such persons now collectively control our shares.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Collaboration Agreement with BioLite, Inc.

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

Pursuant to the BioLite Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the BioLite Collaborative Agreement, was to be paid by the Company upon signing of that agreement. On May 6, 2016, the Company and BioLite agreed to amend the BioLite Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby the Company agreed to pay the Milestone Payment to BioLite with $2,600,000 in cash and $900,000 in the form of newly issued shares of its common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

Pursuant to the BioLite Collaborative Agreement, the 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of its common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017.

Pursuant to the BioLite Collaborative Agreement, the 15% of total payment, $15,000,000 shall be made at the completion of first phase II clinical trial. As of September 30, 2017, the first phase II clinical trial research has not completed yet.

On January 12, 2017, the Company entered into an Addendum (the “Addendum”) to the BioLite Collaborative Agreement which was previously entered into with BioLite. Pursuant to the Addendum, the Company and BioLite agreed to include one more product, namely, “Maitake Combination Therapy” as one of the Products defined in the BioLite Collaborative Agreement (the “Sixth Product’) and defined the Territory of the Sixth Product to be worldwide and restate the Territory of the Five Products to be the U.S.A and Canada.

As of September 30, 2017 and 2016, the amount due to BioLite is $0 and $6,500,000 respectively.

Collaboration agreement with BioFirst Corporation

On July 24, 2017, American BriVision Corporation entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of Yuangene Corporation and the Company is one of the directors and common stock shareholders of BioFirst.

Pursuant to the BioFirst Collaborative Agreement, the Company will co-develop and commercialize the Product with BioFirst and pay BioFirst in a total amount of $3,000,000 in cash or stock of the Company before September 30, 2018. As of September 30, 2017, BioFirst has delivered all research, technical, data and development data to BriVision. No payment has been made by the Company as of the date of this report. As of September 30, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded full amount of $3,000,000 due to BioFirst.

Loan from BioFirst

On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on February 1, 2018. As of September 30, 2017, the outstanding loan balance is $950,000 and accrued interest is $8,460. Interest expenses were $74,960 and $0 for the years ended September 30, 2017 and 2016, respectively.

Co-Development agreement with Rgene Corporation

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of Yuangene Corporation and the Company. Pursuant to Co-Dev Agreement, BriVison and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Co-Dev Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. As of the date of this report, the Company has received $450,000 in cash. The Company is still in discussion with Rgene with respect to the schedule of the outstanding balance.

Euro-Asia Agreement

On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into a service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the year ended September 30, 2017, the Company recognized non-employee stock based compensation expenses of $55,000 in connection with the terms in the Euro-Asia Agreement. Euro-Asia Investment & Finance Corp Ltd. is a shareholder of the Company.

Kimho Agreement

On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into a service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the year ended September 30, 2017, the Company recognized non-employee stock based compensation expenses of $80,000 in connection with the terms in the Kimho Agreement. Kimho Consultants Co., Ltd. is a shareholder of the Company.

Consulting Service to Liongene

During the year ended September 30, 2017, the Company provided a one-time consulting service to Liongene Corporation for $70,000. Since both Liongene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation, the Company has recorded the full amount of $70,000 as additional paid-in capital during the year ended September 30, 2017.

Asiangene Related Transactions

During the year ended September 30, 2017, the Company entered an operating lease agreement with Asiangene for an office space in Taiwan for the period from October 1, 2016 to July 31, 2017. The monthly base rent is approximately $5,000. Rent expenses under this lease agreement amounted to $52,205 and $0 for the years ended September 30, 2017 and 2016, respectively.

In September 2017, Asiangene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by Asiangene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. Asiangene also agreed to loan the proceeds to the Company for working capital purpose. The non-secured loan bears 0% interest rate and is due on demand. As of September 30, 2017, the outstanding loan balance is $160,000.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended September 30,
	2017	2016
Audit Fees	$36,930	$10,700
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$36,930	$10,700

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, September 30, 2017 and 2016

Statements of Operations for the years ended September 30, 2017 and 2016

Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2017 and 2016

Statements of Cash Flows for the years ended September 30, 2017 and 2016

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
10.1	Collaboration Agreement dated December 29, 2015 (6)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (7)
10.3	Employment Agreement with Kira Huang (8)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (9)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (10)
10.6	Co-Deve Agreement with Rgene dated May 26, 2017 (11)
10.7	Employment Agreement with Dr. Howard Doong (12)
10.8	Employment Agreement with Chun Mu Hung (13)
10.9	Employment Agreement with Dr. Chi-Hsin Richard King (14)
14.1	Code of Ethics (15)
21.1	List of subsidiaries (16)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.
(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002
(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.
(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016. (3.4)
(6)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.
(7)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.
(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.
(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.
(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.
(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.
(15)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.
(16)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 16, 2018.

American BriVision (Holding) Corporation

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong
Howard Doong	Chief Executive Officer	January 16, 2018

/s/ Chun Mu Hung
Chun Mu Hung	Chief Financial Officer, Secretary and Treasury	January 16, 2018

/s/ Eugene Jiang
Eugene Jiang	Chairman of the Board	January 16, 2018

/s/ Tsang Ming Jiang
Tsang Ming Jiang	Director	January 16, 2018

/s/ Ming-Fong Wu
Ming-Fong Wu	Director	January 16, 2018

/s/ Yen-Hsin Chou
Yen-Hsin Chou	Director	January 16, 2018

