Form 10-Q/A
period 2016-12-31
American BriVision (Holding) Corp
filed 2018-03-19
CIK 1173313

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

Explanatory Note

American BriVision (Holding) Corporation (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 2 (this “Amendment No.2” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q Amendment No. 1 for the period ended December 31, 2016, originally filed on May 22, 2017, (the “Amendment No.1”) to reflect the restatement of its consolidated financial statements for the period ended December 31, 2016, and related disclosures described below. The restatement of the Amendment No.1 reflected in this Amendment No.2 corrects revenue, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss for the three months ended December 31, 2016, additional paid-in capital and accumulated deficit as of December 31, 2016, and the disclosures of related party transaction (see Note 6) and earnings per share (see Note 9) for the three months ended December 31, 2016. There is no impact or changes to the total assets, total liability and total stockholders’ equity as of December 31, 2016. For details of the changes, please refer to Note 2 of the consolidated financial statements.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A Amendment No. 2 restates in its entirety, as amended, our Original Form 10-Q and the Amendment No. 1.

This report on Form 10- Q/A Amendment No.2 is presented as of the filing date of the Original Form 10-Q and the Amendment No. 1 and does not reflect events occurring subsequent to the date of filing of the Original Form 10-Q and the Amendment No. 1.

Background of Restatements in Amendment No. 2

The additional paid-in capital and accumulated deficit as of December 31, 2016 was erroneously stated as $4,733,461 and $(11,463,738), respectively, on the Amendment No. 1. The Company restated the additional paid-in capital and accumulated deficit as of December 31, 2016 as $4,803,461 and $(11,533,738), respectively. The error as a result of related party under common control transactions caused $70,000 difference in both accounts. There is no impact on the ending balance of the total stockholders’ equity as of December 31, 2016. The Company also restated revenue, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss in its statements of operation for the three months ended December 31, 2016 for the same reason.

On the Notes 6 to Consolidated Financial Statements of the Amendment No. 1, the Company recorded revenues of $70,000 because of a consulting service provided to a Company’s shareholder, LionGene Corporation. The Company determined that the total amount of $70,000 should be recorded as additional paid-in capital since the Company and LionGene Corporation are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, and should be treated as the correction of error as of December 31, 2016.

On the Notes 9 to Consolidated Financial Statements of the Amendment No. 1, the net loss in the disclosure of the earning per share for the three months ended December 31, 2016 was erroneously reflected as $(140,337). The earning-per-share on the Amendment No. 1 for the three-months ended December 31, 2016 was $(0.00066567), which was shown as $(0.00). The Company corrected the net loss in the disclosure of the earning per share for the three-months ended December 31, 2016 to $(210,337) in order to align with the net loss and weight-average shares outstanding basic and diluted as reflected on the accompanying unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2016. The corrected earning per share was $(0.000997701), which is shown as $(0.00) in the restated financial statements for the three months ended December 31, 2016. The overall impact in the earning-per-share for the three months ended December 31, 2016 is $0.00.

Items Amended by the Amendment No.2

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the period ended December 31, 2016. For the convenience of the reader, this Amendment sets forth Original Form 10-Q and the Amendment No. 1, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Q and Amendment No. 1 are amended by this Amendment:

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

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2016	September 30, 2016
	(Restated)	(Audited) (Restated)
Assets
Current assets
Cash	$18,645	$173,537
Total Current Assets	18,645	173,537

Deposit	-	3,815

Total Assets	$18,645	$177,352

Liabilities and Equity

Accounts Payable	-	18,370
Accrued expense	38,100	38,100
Due to related party	6,500,000	6,500,000
Total Liabilities	6,538,100	6,556,470

Commitments and Contingencies

Stockholders’ equity
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 210,821,647 at December 31, 2016 and September 30, 2016	210,822	210,822
Additional paid-in capital	4,803,461	4,733,461
Subscription receivable	-	-
Accumulated deficit	(11,533,738)	(11,323,401)
Total equity	(6,519,455)	(6,379,118)
Total liabilities and equity	$18,645	$177,352

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015
	(Restated)
Revenues	$-	$-
Cost of sales	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	185,188	1,605
Research and Development	25,198	3,500,000
Total Operating Expenses	210,386	3,501,605

Net loss from operations	(210,386)	(3,501,605)

Other income (expense)
Bank Interest Income	49	103
Gain on exchange differences	-	89

Total Other Income	49	192

Loss from continuing operations before income taxes	(210,337)	(3,501,413)

Income taxes	-	-

Net loss	$(210,337)	$(3,501,413)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.02)

Weighted average number of shares outstanding basic and diluted	210,821,647	163,881,199

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015
	(Restated)
Cash flows from operating activities
Net loss from continuing operations	$(210,337)	$(3,501,413)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in deposit	3,815	-
Increase (decrease) in accounts receivable	-	(550,349)
(Increase) decrease in accounts payable	-	(300,000)
Increase (decrease) in due to related party	-	3,477,483
Increase (decrease) in accounts payable	(18,370)	-
Net cash used in operating activities	(224,892)	(874,279)

Cash flows from investing activities
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
Capital contribution from related parties under common control	70,000	-
(Decrease) increase in due to shareholder	-	350,000
(Decrease) increase in due to shareholder	-	(46,586)
Net cash provided by financing activities	70,000	303,414

Net decrease in cash	(154,892)	(570,865)

Cash, beginning of period	173,537	994,830

Cash, end of period	$18,645	$423,965

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

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

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that the total amount of $70,000 as a result of a consulting service provided to a Company’s shareholder, LionGene Corporation (see Note 6) should be recorded as additional paid-in capital as of December 31, 2016 since the Company and LionGene Corporation are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, and should be treated as the correction of error as of December 31, 2016.

The Company restated the consolidated financial statements as of December 31, 2016 and for the three-month period then ended. The item Additional paid-in-capital adjusted up with $70,000 while the Accumulated deficit adjusted down with ($70,000). Revenues, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss were also adjusted on the Statement of Operations accordingly. Net loss from continuing operations, net cash used in operating activities, capital contribution form related parties under common control, and net cash provided by financing activities were also adjusted on the statements of cash flows accordingly.

The following tables present the effect of the corrections discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the three months ended December 31, 2016,

ITEMS

	As of and for the Period Ended December 31, 2016
	Previously Reported	Adjustments	Restated

Consolidated Balance Sheets
Additional paid-in-capital	4,733,461	70,000	4,803,461
Accumulated deficit	(11,463,738)	(70,000)	(11,533,738)

Consolidated Statements of Operations
Revenues	70,000	(70,000)	-
Gross profit	70,000	(70,000)	-
Net loss from operations	(140,386)	(70,000)	(210,386)
Loss from continuing operations before income taxes	(140,337)	(70,000)	(210,337)
Net loss	(140,337)	(70,000)	(210,337)

Consolidated Statements of Cash Flow
Cash flows from operating activities
Net loss from continuing operations	(140,337)	(70,000)	(210,337)
Net cash used in operating activities	(154,892)	(70,000)	(224,892)
Cash flows from financing activities
Capital contribution from related parties under common control	-	70,000	70,000
Net cash provided by financing activities	-	70,000	70,000

As a result of the restatement of the consolidated balance sheets as of December 31, 2016, additional paid-in capital was increased by $70,000 and changed from $4,733,461 to $4,803,461. Accumulated deficit was increased by $70,000 and changed from $(11,463,738) to $(11,533,738).

As a result of the restatement of the consolidated statements of operations for the three months ended December 31, 2016, revenues were decreased by $70,000 and changed from $70,000 to $0. Gross profit was decreased by $70,000 and changed from $70,000 to $0. Net loss from operations was increased by $70,000 and changed from $(140,386) to $(210,386). Loss from continuing operations before income taxes was increased by $70,000 and changed from $(140,337) to $(210,337). Net loss was increased by $70,000 and changed from $(140,337) to $(210,337). Basic and diluted loss per share were also increased by $(0.00) and changed from $(0.00) to $(0.00).

As a result of the restatement of the consolidated statements of cash flow for the three months ended December 31, 2016, Net loss from continuing operations was increased by $70,000 and changed from $(140,337) to $(210,337). Net cash used in operating activities was increased by $70,000 and changed from $(154,892) to $(224,892). Capital contribution from related parties under common control under Cash flows from financing activities was increased by $70,000 and changed from $0 to $70,000. Net cash provided by financing activities was increased by $70,000 and changed from $0 to $70,000.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, American BriVision Corporation (“BriVision”).  All intercompany transactions, balances and any unrealized profit and losses have been eliminated on consolidation.

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

As of December 31, 2016 and December 31, 2015, the Company’s income tax expense amounted $0 and $0, respectively.

Earnings Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

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

4. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $11,533,738 as of December 31, 2016. The Company also incurred net losses of $210,337 and negative cash flow of $154,892 during the three months ended December 31, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite Inc. (“BioLite”) agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite in the amount of $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and share issuance were completed in June 2016. Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. $6,500,000 was wholly recorded as due to related party as of December 31, 2016.

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

During the three months ended December 31, 2016, the Company provided a one-time consulting service to LionGene Corporation for $70,000. Since both LionGene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, the controlling beneficiary shareholder of the Company, the Company has recorded the full amount of $70,000 as additional paid-in capital as of December 31, 2016.

As of December 31, 2016 and September 30, 2016, the amount due to a related party, BioLite, Inc. (“Biolite”) was $6,500,000 and $6,500,000 respectively.

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

On August 26, 2016, the Company issued 1,468,750 shares (“Shares”) of the Company’s common stock, par value $0.001 (the “Offering”) to BioLite, a non-U.S. accredited investor (the “Purchaser”) pursuant to a certain Stock Purchase Agreement dated August 26, 2016 (the “SPA”). The Shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S of the Securities Act promulgated thereunder. BioLite and the Company are related parties because they are under common control by a controlling beneficiary shareholder. Eugene Jiang, the former President and Chairman of the Company, is a director of BioLite Inc. and it is therefore considered a related party. The purchase price per share is $1.60 as set forth in the SPA. The net proceeds to the Company from such offering are approximately $2,350,000. The proceeds may be used for general corporate purposes.

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015
	(Restated)
Numerator:
Net loss	$(210,337)	(3,501,413)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	210,821,647	163,881,199
Stock options	-	-
Weighted-average shares outstanding - Diluted	210,821,647	163,881,199

Earnings per share
-Basic	(0.00)	(0.02)
-Diluted	(0.00)	(0.02)

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

Pursuant to the Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid by the Company upon signing of that agreement. On May 6, 2016, BriVision and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

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

Plan of Operations

BriVision will select potential drug candidates (including but not limited to botanical drugs) from different research institutes, start to develop it from pre-clinical stage (including all CMC process and animal study) to clinical study stage. When the phase II clinical trial is finished and the efficacy is approved, we will have reached the “proof of concept” stage. We plan to license our drugs to big pharmaceutical companies, coordinate with them to develop and enhance the drugs and explore the global markets.

Revenue Generation

Most of our licensed products are still under development and trial stage. We generated $0 in revenues and cost of sales for the three months ended December 31, 2016 and 2015.

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

As of December 31, 2016 and September 30, 2016, the Company’s income tax expense amounted $0 and $0, respectively.

Earnings Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

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

The following discussion and analysis should be read in conjunction with the audited financial statements of BriVision for the period ended September 30, 2016 and accompanying notes that appear in our Annual Report on Form 10-K/A Amendment No 2, as filed with the Securities and Exchange Commission on May 22 , 2017 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended December 31, 2016 as Compared to December 31, 2015

Revenues. We generated no revenues and cost of sales for the three months ended December 31, 2016 and 2015.

Operating Expenses. Our selling, general and administrative expenses were $185,188 for the three months ended December 31, 2016 as compared to $1,605 for the three months ended December 31, 2015. The increase of $183,583 in the current period is the result of increased professional fees and salary and welfare. Our Research and Development expenses were $25,198 for the three months ended December 31, 2016 as compared to $3,500,000 for the three months ended December 31, 2015. The decrease was because we fully expensed an upfront payment of $3,500,000 under the Collaborative Agreement during the three months ended December 31, 2015.

Net Loss. The net loss was $210,337 for the three months ended December 31, 2016 compared to loss of $3,501,413 for the three months ended December 31, 2015. The result of decrease of net loss in current period was due to the decreased research and development fees during the three months ended December 31, 2016.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2016 ($)	As of September 30, 2016 ($)
Current Assets	18,645	173,537
Current Liabilities	6,538,100	6,556,470
Working Capital (deficit)	(6,519,455)	(6,382,933)

Cash Flows

Cash Flow from Operating Activities

During the three months ended December 31, 2016 and 2015, the net cash used in operating activities were $224,892 and $874,279 respectively. There was a decrease in continuing operations during the three months ended December 31, 2016.

Cash Flow from Investing Activities

During the three months ended December 31, 2016 and 2015, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the three months ended December 31, 2016 and 2015, there were $70,000 and $303,414 net cash provided by financing activities.

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

American BriVision (Holding) Corporation

Dated: March 19, 2018	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

Dated: March 19, 2018	By:	/s/ Chun Mu Hung
Chun Mu Hung
Chief Financial Officer (Principal Financial and Accounting Officer)

