Form 10-Q/A
period 2017-03-31
American BriVision (Holding) Corp
filed 2018-03-19
CIK 1173313

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

Explanatory Note

American BriVision (Holding) Corporation (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment No.1” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2017, originally filed on May 22, 2017 (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended March 31, 2017, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment No.1 corrects revenue, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss for the six months ended March 31, 2017, additional paid-in capital and accumulated deficit as of March 31, 2017, and the disclosures of related party transaction (see Note 6) and earnings per share (see Note 9) for the six months ended March 31, 2017. There is no impact or changes to the total assets, total liability and total stockholders’ equity as of March 31, 2017. For details of the changes, please refer to Note 2 of the consolidated financial statements.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q Amendment No. 1 restates in its entirety, as amended, our Original Form 10-Q.

This report on Form 10- Q Amendment No.1 is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring subsequent to the date of filing of the Original Form 10-Q.

Background of Restatements in Amendment No.1

The additional paid-in capital and accumulated deficit as of March 31, 2017 was erroneously stated as $10,583,912 and $(11,720,409), respectively, on the Original Form 10-Q. The Company restated the additional paid-in capital and accumulated deficit as of March 31, 2017 as $10,653,912 and $(11,790,409), respectively. The error as a result of related party transactions caused $70,000 difference in both accounts. There is no impact on the ending balance of the total stockholders’ equity as of March 31, 2017. The Company also restated revenue, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss in its statements of operation for the six months ended March 31, 2017 for the same reason.

On the Notes 6 to Consolidated Financial Statements of the Original Form 10-Q, the Company recorded revenues of $70,000 because of a consulting service provided to a Company’s shareholder, LionGene Corporation. The Company determined that the total amount of $70,000 should be recorded as additional paid-in capital since the Company and LionGene Corporation are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, and should be treated as the correction of error as of March 31, 2017.

On the Notes 9 to Consolidated Financial Statements of the Original Form 10-Q, the net loss in the disclosure of the earning per share for the six months ended March 31, 2017 was erroneously reflected as $(397,008). The earning-per-share on the Original Form 10-Q for the six months ended March 31, 2017 was $(0.00188), which was shown as $(0.00). The Company corrected the net loss in the disclosure of the earning per share for the six months ended March 31, 2017 to $(467,008) in order to align with the net loss and weight-average shares outstanding basic and diluted as reflected on the accompanying unaudited Condensed Consolidated Statements of Operations for the six months ended March 31, 2017. The corrected earning per share was $(0.00221), which is shown as $(0.00). The overall impact in the earning-per-share for the six months ended March 31, 2017 is $(0.00033).

Items Amended by the Amendment No.1

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the period ended March 31, 2017. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

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

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	September 30, 2016
	(Unaudited)	(Audited)
	(Restated)	(Restated)
Assets
Current assets
Cash	$106,410	$173,537
Total Current Assets	106,410	173,537

Deposit	-	3,815

Total Assets	$106,410	$177,352

Liabilities and Equity

Accounts Payable	-	18,370
Accrued expenses	79,160	38,100
Due to related party	950,000	6,500,000
Total Liabilities	1,029,160	6,556,470

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,746,647 and 210,821,647 at March 31, 2017 and September 30, 2016	213,747	210,822
Additional paid-in capital	10,653,912	4,733,461
Accumulated deficit	(11,790,409)	(11,323,401)
Total equity (deficit)	(922,750)	(6,379,118)
Total liabilities and equity (deficit)	$106,410	$177,352

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

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended March 31, 2017	For the six months ended March 31, 2016
	(Restated)	(Restated)
Revenues	$-	$-

Cost of sales	-	32

Gross profit/(loss)	-	(32)

Operating expenses
Selling, general and administrative expenses	393,503	110,359
Research and development expenses	50,348	10,000,000
Stock based compensation	3,376	-
Total operating expenses	447,227	10,110,359
Net loss from operations	(447,227)	(10,110,391)

Other income(expense)

Bank Interest Income	49	103
Sundry income	-	141
Interest Expense	(19,000)	-
Total Other income (expenses)	(18,951)	244

Loss from continuing operations before income taxes	(466,178)	(10,110,147)

Income taxes expenses	(830)	-

Net loss	$(467,008)	$(10,110,147)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.05)

Weighted average number of shares outstanding basic and diluted	211,432,361	207,230,133

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the six months ended March 31, 2017	For the six months ended March 31, 2016
	(Restated)	(Restated)
Cash flows from operating activities
Net loss from continuing operations	$(467,008)	$(10,110,147)
Issuance of common stocks for compensation	3,376	-
Income taxes paid	(830)	-
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in prepayment	3,815	3,815
Increase (decrease) in other payable	-	(300,000)
Increase (decrease) in due to related party	(650,000)	9,977,483
Increase (decrease) in accounts payable	(17,540)	-
Increase (decrease) in accrued expenses	41,060	-
Net cash used in operating activities	(1,087,127)	(428,849)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Capital contribution from related parties under common control	70,000	-
Decrease in due to shareholder	-	(43,342)
Borrowings from related party	950,000	-
Proceeds from subscription receivable	-	350,000
Net cash provided by financing activities	1,020,000	306,658

Net decrease in cash	(67,127)	(122,191)

Cash, beginning of period	173,537	994,830

Cash, end of period	$106,410	$872,639

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$830	$-

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017, AND SEPTEMBER 30, 2016

(Unaudited)

(Restated)

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

Restatement for the period ended March 31, 2016

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

Restatement for the period ended March 31, 2017

The Company determined that the amount of $70,000 attributable to a consulting service provided to a Company’s shareholder, LionGene Corporation (See Note 6) should be recorded as additional paid-in capital as of March 31, 2017 since the Company and LionGene Corporation are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, and should be treated as the correction of error as of March 31, 2017.

The Company restated the consolidated financial statements as of March 31, 2017 and for the six-month period then ended. The item additional paid-in-capital adjusted up with $70,000 while the accumulated deficit adjusted down with ($70,000). Revenues, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss were also adjusted on the statement of operations accordingly. Net loss from continuing operations, net cash used in operating activities, capital contribution form related parties under common control, and net cash provided by financing activities were also adjusted on the statements of cash flows accordingly.

ITEMS

	As of and for the Six Months Ended March 31, 2017
	Previously Reported	Adjustments	Restated

Consolidated Balance Sheets
Additional paid-in-capital	10,583,912	70,000	10,653,912
Accumulated deficit	(11,720,409)	(70,000)	(11,790,409)

Consolidated Statements of Operations
Revenues	70,000	(70,000)	-
Gross profit	70,000	(70,000)	-
Net loss from operations	(377,227)	(70,000)	(447,227)
Loss from continuing operations before income taxes	(396,178)	(70,000)	(466,178)
Net loss	(397,008)	(70,000)	(467,008)

Consolidated Statements of Cash Flow
Cash flows from operating activities
Net loss from continuing operations	(397,008)	(70,000)	(467,008)
Net cash used in operating activities	(1,017,127)	(70,000)	(1,087,127)
Cash flows from financing activities
Capital contribution from related parties under common control	-	70,000	70,000
Net cash provided by financing activities	950,000	70,000	1,020,000

As a result of the restatement of the consolidated balance sheets as of March 31, 2017, additional paid-in capital was increased by $70,000 and changed from $10,583,912 to $10,653,912. Accumulated deficit was increased by $70,000 and changed from $(11,720,409) to $(11,790,409).

As a result of the restatement of the consolidated statements of operations for the six months ended March 31, 2017, revenues were decreased by $70,000 and changed from $70,000 to $0. Gross profit was decreased by $70,000 and changed from $70,000 to $0. Net loss from operations was increased by $70,000 and changed from $(377,227) to $(447,227). Loss from continuing operations before income taxes was increased by $70,000 and changed from $(396,178) to $(466,178). Net loss was increased by $70,000 and changed from $(397,008) to $(467,008). Basic and diluted loss per share were also increased by $(0.00) and changed from $(0.00) to $(0.00).

As a result of the restatement of the consolidated statements of cash flow for the six months ended March 31, 2017, net loss from continuing operations was increased by $70,000 and changed from $(397,008) to $(467,008). Net cash used in operating activities was increased by $70,000 and changed from $(1,017,127) to $(1,087,127). Capital contribution from related parties under common control under cash flows from financing activities was increased by $70,000 and changed from $0 to $70,000. Net cash provided by financing activities was increased by $70,000 and changed from $950,000 to $1,020,000.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $11,790,409 as of March 31, 2017. The Company also incurred net losses of $467,008 and negative cash flow of $67,127 for the six months ended March 31, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016. Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017.

This Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

5. COLLABORATIVE AGREEMENT

On December 29, 2015, American BriVision Corporation (“BriVision”) entered into a Collaborative Agreement with BioLite Inc. (“BioLite”), a related party, pursuant to which BioLite granted the Company sole licensing rights for drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

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

Amount due to related party

Amount due to related party consisted of the following as of the periods indicated:

	March 31, 2017	September 30, 2016
BioLite, Inc
Balance beginning of the period / year	$6,500,000	$-
Research and development incurred for the period / year	-	10,000,000
Repayment by cash and share	(6,500,000)	(3,500,000)
Balance as at the ended of the period / year	$-	$6,500,000

Related party transactions

Unsecured borrowings from related parties consisted of the following for the periods indicated:

	March 31, 2017	September 30, 2016

BioFirst Corporation	$950,000	$-
Total	$950,000	$-

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

During the six months ended March 31, 2017, the Company provided a one-time consulting service to LionGene Corporation for $70,000. Since both LionGene Corporation and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, the Company has recorded the full amount of $70,000 as additional paid-in capital as of March 31, 2017.

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

On August 26, 2016, the Company issued 1,468,750 shares (“Shares”) of the Company’s common stock, par value $0.001 (the “Offering”) to BioLite, Inc. (“BioLite”), a non-U.S. accredited investor pursuant to a certain Stock Purchase Agreement dated August 26, 2016 (the “SPA”). The Shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S of the Securities Act promulgated thereunder. Our sole director, Eugene Jiang, is a director of BioLite and it is therefore considered a related party.

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

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Six Months Ended March 31,	For the Six Months Ended March 31,
	2017	2016	2017	2016
Numerator:			(Restated)
Net loss	$(256,671)	$(6,608,712)	$(467,008)	$(10,110,147)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding – Basic & Diluted	212,056,647	208,758,821	211,432,361	207,230,133

Earnings per share
-Basic & Diluted	(0.00)	(0.03)	(0.00)	(0.05)

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

Pursuant to the Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was to be paid by the Company upon signing of that agreement. On May 6, 2016, BriVision and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we and BriVision have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

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

Stock-based Compensation

The Company measures expense associated with all employee share-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50, ”Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided.

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

Results of Operations — Six Months Ended March 31, 2017 Compared to March 31, 2016.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	Six months ended March 31, 2017	Six months ended March 31, 2016
	(Restated)	(Restated)
REVENUE	$-	$-

COST OF REVENUE	-	32

GROSS LOSS	-	(32)

OPERATING EXPENSES

Selling, general and administrative expenses	393,503	110,359
Research and development expenses	50,348	10,000,000
Stock based compensation	3,376	-
Total Operating Expenses	447,227	10,110,359

NET LOSS FROM OPERATIONS	(447,227)	(10,110,391)

OTHER (EXPENSES) INCOME, NET
Interest income	49	103
Other income	-	141
Interest expense	(19,000)	-
Total Other (Expenses) Income	(18,951)	244

NET LOSS BEFORE TAXES	(466,178)	(10,110,147)
Income tax expense	(830)	-
NET LOSS	(467,008)	(10,110,147)

Revenues. We generated zero in revenues and incurred zero and $32 in cost of sales for the six months ended March 31, 2017 and six months ended March 31, 2016.

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

Net Loss. The net loss was $467,008 for the six months ended March 31, 2017 compared to $10,110,147 for the six months ended March 31, 2016. The result of decrease of net loss in current period was mainly due to the decrease in research and development expenses, offset by increase in selling, general and administrative expenses and stock based compensation.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2017 ($)	As of September 30, 2016 ($)
Current Assets	106,410	173,537
Current Liabilities	1,029,160	6,556,470
Working Capital (deficit)	(922,750)	(6,382,933)

Cash Flows

Cash Flow from Operating Activities

During the six months ended March 31, 2017 and the six months ended March 31, 2016, the net cash used in operating activities were $1,087,127 and $428,849 respectively. The increase in the net cash used during the six months ended March 31, 2017 compared to that for the same period ended March 31, 2016 is that primarily due to the cash payment of $650,000 to Biolite as per the Collaborative Agreement.

Cash Flow from Investing Activities

During the six months ended March 31, 2017 and the six months ended March 31, 2016, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the six months ended March 31, 2017 and the six months ended March 31, 2016, the net cash generated from financing activities were $1,020,000 and $306,658 respectively. The increase is mainly due to the borrowings from the related party, BioFirst Corporation, during the six months ended March 31, 2017.

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

