Form 10-Q/A
period 2017-06-30
American BriVision (Holding) Corp
filed 2018-03-19
CIK 1173313

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

Explanatory Note

American BriVision (Holding) Corporation (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment No.1” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2017, originally filed on August 21, 2017, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended June 30, 2017, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment No.1 corrects revenue, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss for the three and nine months ended June 30, 2017, additional paid-in capital and accumulated deficit as of June 30, 2017, and the disclosures of related party transaction (see Note 6) and earnings per share (see Note 9) for the three and nine months ended June 30, 2017. There is no impact or changes to the total assets, total liability and total stockholders’ equity as of June 30, 2017. For details of the changes, please refer to Note 2 of the consolidated financial statements.

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

Background of Restatements in Amendment No.1

The additional paid-in capital and accumulated deficit as of June 30, 2017 was erroneously stated as $10,586,464 and $(11,848,288), respectively, on the Original Form 10-Q. The Company restated the additional paid-in capital and accumulated deficit as of June 30, 2017 as $10,746,464 and $(12,008,288), respectively. The error as a result of related party under common control transactions caused $160,000 difference in both accounts. There is no impact on the ending balance of the total stockholders’ equity as of June 30, 2017. The Company also restated revenue, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss in its statements of operation for the three and nine months ended June 30, 2017 for the same reason.

On the Notes 6 to Consolidated Financial Statements of the Original Form 10-Q, the Company recorded revenues of $160,000, of which $70,000 was attributable to a consulting service provided to a Company’s shareholder, LionGene Corporation and $90,000 was as a result of the co-development with related party, Rgene Corporation (see Note 5 and Note 6). The Company determined that the total amount of $160,000 should be recorded as additional paid-in capital since the Company, LionGene Corporation, and Rgene Corporation are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, and should be treated as the correction of error as of June 30, 2017.

On the Notes 9 to Consolidated Financial Statements of the Original Form 10-Q, the net loss in the disclosure of the earning per share for the three and nine months ended June 30, 2017 was erroneously reflected as $(127,879) and $(524,887), respectively. The earning-per-share on the Original Form 10-Q for the three and nine months ended June 30, 2017 was $(0.00060) and $(0.00247), respectively, which were recorded as $(0.00) and $(0.00). The Company corrected the net loss in the disclosure of the earning per share for the three and nine months ended June 30, 2017 to $(217,879) and $(684,887), respectively in order to align with the net loss and weight-average shares outstanding basic and diluted as reflected on the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017. The corrected earning per share was $(0.00102) and $(0.00323), respectively, which are shown as $(0.00) and $(0.00). The overall impact in the earning-per-share for the three and nine months ended June 30, 2017 is $(0.00042) and $(0.00076), respectively.

Items Amended by the Amendment No.1

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the period ended June 30, 2017. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Restated)	(Audited) (Restated)
Assets
Current assets
Cash	$8,053	$173,537
Total Current Assets	8,053	173,537

Deposit	-	3,815

Total Assets	$8,053	$177,352

Liabilities and Equity

Accounts Payable	-	18,370
Accrued expenses	103,130	38,100
Due to related party	953,000	6,500,000
Total Liabilities	1,056,130	6,556,470

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,746,647 and 210,821,647 at June 30, 2017 and September 30, 2016	213,747	210,822
Additional paid-in capital	10,746,464	4,733,461
Accumulated deficit	(12,008,288)	(11,323,401)
Total equity (deficit)	(1,048,077)	(6,379,118)
Total liabilities and equity (deficit)	$8,053	$177,352

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
	(Restated)
Revenues	$-	$-

Cost of sales	-	-

Gross loss	-	-

Operating expenses
Selling, general and administrative expenses	169,427	289,098
Research and development expenses	17,500	-
Stock based compensation	2,552	-
Total operating expenses	189,479	289,098
Net loss from operations	(189,479)	(289,098)

Other income(expense)

Bank Interest Income	100	361
Gain on exchange differences	-	89
Interest Expense	(28,500)	(3,753)
Total Other income (expenses)	(28,400)	(3,303)

Loss from continuing operations before income taxes	(217,879)	(292,401)

Income taxes expenses	-	(836)

Net loss	$(217,879)	$(293,237)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding basic and diluted	213,746,647	208,779,424

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016
	(Restated)	(Restated)
Revenues	$-	$-

Cost of sales	-	32

Gross profit/(loss)	-	(32)

Operating expenses
Selling, general and administrative expenses	562,930	349,486
Research and development expenses	67,848	10,000,000
Stock based compensation	5,928	-
Total operating expenses	636,706	10,349,486
Net loss from operations	(636,706)	(10,349,518)

Other income(expense)

Bank Interest Income	149	361
Gain on exchange differences	-	141
Interest Expense	(47,500)	(3,753)
Total Other income (expenses)	(47,351)	(3,251)

Loss from continuing operations before income taxes	(684,057)	(10,352,769)

Income taxes expenses	(830)	(836)

Net loss	$(684,887)	$(10,353,605)

Basic and Diluted loss per share
Basic and diluted loss per share	(0.00)	(0.05)

Weighted average number of shares outstanding basic and diluted	212,203,790	208,779,424

“The accompanying notes are an integral part of these condensed consolidated financial statements.”

American BriVision (Holding) Corporation.

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016
	(Restated)
Cash flows from operating activities
Net loss from continuing operations	$(684,887)	$(10,353,605)
Issuance of common stocks for compensation	5,928	897,521
Income taxes paid	(830)	-
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in deposit	3,815	-
(Increase) decrease in prepayment	-	3,815
Increase (decrease) in other payable	-	(300,000)
Increase (decrease) in due to related party	(647,000)	6,477,483
Increase (decrease) in accounts payable	(17,540)	11,446
Increase (decrease) in accrued expenses	65,030	-
Net cash used in operating activities	(1,275,484)	(3,263,340)
	-
Cash flows from financing activities
Capital contribution from related parties under common control	160,000	-
(Decrease) increase in due to shareholder	-	(46,586)
Proceeds from short term loans	-	2,050,000
Borrowings from related party	950,000	-
Proceeds from subscription receivable	-	350,000
Net cash provided by financing activities	1,110,000	2,353,414

Effect of exchange rates of cash	-	-
Net decrease in cash	(165,484)	(909,926)

Cash, beginning of period	173,537	994,830

Cash, end of period	$8,053	$84,904
Non cash investing and financing activities
Prepayment	-	900,000

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Restatement for the period ended June 30, 2016

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

Restatement for the period ended June 30, 2017

The Company determined that the total amount of $160,000, of which $70,000 was attributable to a consulting service provided to a Company’s shareholder, LionGene Corporation and $90,000 was as a result of the co-development with related party, Rgene Corporation (see Note 5 and Note 6) should be recorded as additional paid-in capital as of June 30, 2017 since the Company, LionGene Corporation, and Rgene Corporation are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, and should be treated as the correction of error as of June 30, 2017.

The Company restated the consolidated financial statements as of June 30, 2017 and for the three-month and nine-month period then ended. The item additional paid-in-capital adjusted up with $160,000 while the accumulated deficit adjusted down with ($160,000). Revenues, gross profit, net loss from operations, loss from continuing operations before income taxes, and net loss were also adjusted on the statement of operations for the three and nine months ended June 30, 2017 accordingly. Net loss from continuing operations, net cash used in operating activities, capital contribution form related parties under common control, and net cash provided by financing activities were also adjusted on the statements of cash flows for the nine months ended June 30, 2017 accordingly.

ITEMS	As of and for the Three and Nine Months Ended June 30, 2017
	Previously Reported	Adjustments	Restated

Consolidated Balance Sheets
Additional paid-in-capital	10,586,464	160,000	10,746,464
Accumulated deficit	(11,848,288)	(160,000)	(12,008,288)
Consolidated Statements of Operations
For the three months ended June 30, 2017
Revenues	90,000	(90,000)	-
Gross profit	90,000	(90,000)	-
Net loss from operations	(99,479)	(90,000)	(189,479)
Loss from continuing operations before income taxes	(127,879)	(90,000)	(217,879)
Net loss	(127,879)	(90,000)	(217,879)
For the nine months ended June 30, 2017
Revenues	160,000	(160,000)	-
Gross profit	160,000	(160,000)	-
Net loss from operations	(476,706)	(160,000)	(636,706)
Loss from continuing operations before income taxes	(524,057)	(160,000)	(684,057)
Net loss	(524,887)	(160,000)	(684,887)
Consolidated Statements of Cash Flow
For the nine months ended June 30, 2017
Cash flows from operating activities
Net loss from continuing operations	(524,887)	(160,000)	(684,887)
Net cash used in operating activities	(1,115,484)	(160,000)	(1,275,484)
Cash flows from financing activities
Capital contribution from related parties under common control	-	160,000	160,000
Net cash provided by financing activities	950,000	160,000	1,110,000

As a result of the restatement of the consolidated balance sheets as of June 30, 2017, additional paid-in capital was increased by $160,000 and changed from $10,586,464 to $10,746,464. Accumulated deficit was increased by $160,000 and changed from $(11,848,288) to $(12,008,288).

As a result of the restatement of the consolidated statements of operations for the three and nine months ended June 30, 2017, revenues were decreased by $90,000 and $160,000 and changed from $90,000 and $160,000 to $0 and $0, respectively. Gross profit was decreased by $90,000 and $160,000 and changed from $90,000 and $160,000 to $0 and $0, respectively. Net loss from operations was increased by $90,000 and $160,000 and changed from $(99,479) and $(476,706) to $(189,479) and $(636,706), respectively. Loss from continuing operations before income taxes was increased by $90,000 and $160,000 and changed from $(127,879) and $(524,057) to $(217,879) and $(684,057), respectively. Net loss was increased by $90,000 and $160,000 and changed from $(127,879) and $(524,887) to $(217,879) and $(684,887), respectively. Basic and diluted loss per share were also increased by 0.00 and changed from $(0.00) and $(0.00) to $(0.00) and $(0.00), respectively.

As a result of the restatement of the consolidated statements of cash flow for the nine months ended June 30, 2017, net loss from continuing operations was increased by $160,000 and changed from $(524,887) to $(684,887). Net cash used in operating activities was increased by $160,000 and changed from $(1,115,484) to $(1,275,484). Capital contribution from related parties under common control under cash flows from financing activities was increased by $160,000 and changed from $0 to $160,000. Net cash provided by financing activities was increased by $160,000 and changed from $950,000 to $1,110,000.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting. Consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars. The condensed financial statements include all adjustments that, in the opinion of management, are necessary in order not to make the financial statements misleading.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The results of operations for the periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

4. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $12,008,288 as of June 30, 2017. The Company also incurred net losses of $684,887 and negative cash flow of $165,484 for the nine months ended June 30, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we have agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016. Pursuant to the Collaborative Agreement, 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017.

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

Under the terms of the Co-Dev Agreement, Rgene will pay to the Company $3,000,000 in cash or stock by August 15, 2017 in three installments. During the nine months ended June 30, 2017, the Company has received $90,000 in cash. We are still in discussion with Rgene with respect to the schedule of the outstanding balance. The Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both Parties.

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

During the nine months ended June 30, 2017, the Company provided a one-time consulting service to LionGene Corporation for $70,000. Since both LionGene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, the Company has recorded the full amount of $70,000 as additional paid-in capital during the nine months ended June 30, 2017.

On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene (See Note 5). As of June 30, 2017, the Company has received an aggregate amount of $90,000 in cash. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, the Company has recorded the cash receipt of $90,000 in connection with the Co-Dev Agreement as additional paid-in capital during the nine months ended June 30, 2017.

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

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Nine Months Ended June 30,	For the Nine Months Ended June 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Numerator:
Net loss	$(217,879)	$(293,237)	$(684,887)	$(10,353,605)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding – Basic & Diluted	213,746,647	208,779,424	212,203,790	208,779,424

Earnings per share
-Basic & Diluted	(0.00)	(0.00)	(0.00)	(0.05)

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

11. SUBSEQUENT EVENT

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

Collaborative Agreements

We currently have sole licensing rights to the drug and therapeutic use for six products developed by BioLite, Inc. (“BioLite”). BioLite is a botanical new drug developer incorporated under the laws of Taiwan in 2006. On December 29, 2015, BriVision entered into a Collaborative Agreement (the “Collaborative Agreement”) with BioLite, which was amended on May 6, 2016. On January 12, 2017, BriVision and BioLite entered into an addendum (the “Addendum”) to the Collaborative Agreement (collectively, the “Latest Collaborate Agreement”). Our CEO and sole director, Eugene Jiang, is a director of BioLite, and therefore BioLite is considered a related party.

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

Revenue Generation

Most of our licensed products are still under development and trial stage. During the three months ended June 30, 2017 and 2016, we generated $0 revenues. During the nine months ended June 30, 2017 and 2016, we generated $0 revenues

Research and Development

During the nine months for the period ended June 30, 2017 and 2016, we have spent approximately $67,848 and $10,000,000 on research and development which was settled in cash payment and in a form of newly issued common stock.

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

The following discussion and analysis should be read in conjunction with the audited financial statements of BriVision for the period ended September 30, 2016 and accompanying notes that appear in our Annual Report on Form 10-K/A Amendment No.2, as filed with the Securities and Exchange Commission on May 22, 2017 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended June 30, 2017 Compared to June 30, 2016.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended June 30, 2017	Three months ended June 30, 2016
	(Restated)
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS LOSS	-	-

OPERATING EXPENSES

Selling, general and administrative expenses	169,427	289,098
Research and development expenses	17,500	-
Stock based compensation	2,552	-
Total Operating Expenses	189,479	289,098

NET LOSS FROM OPERATIONS	(189,479)	(289,098)

OTHER (EXPENSES) INCOME, NET
Other income	100	361
Gain on exchange differences	-	89
Interest Expense	(28,500)	(3,753)
Total Other (Expenses) Income	(28,400)	(3,303)

NET LOSS BEFORE TAXES	(217,879)	(292,401)
Income tax expense	-	(836)
NET LOSS	(217,879)	(293,237)

Revenues.   We generated zero in revenues and zero in cost of sales for the three months ended June 30, 2017 and 2016, respectively.

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

Net Loss.    The net loss was $217,879 for the three months ended June 30, 2017 compared to $293,237 for the three months ended June 30, 2016. The result of decrease of net loss in current period was mainly due to the decrease in selling, general and administrative expense, offset by the increase in research and development expenses and stock base compensation as compared against the three months ended June 30, 2016.

Results of Operations — Nine Months Ended June 30, 2017 Compared to June 30, 2016.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	Nine months ended June 30, 2017	Nine months ended June 30, 2016
	(Restated)
REVENUE	$-	$-

COST OF REVENUE	-	32

GROSS LOSS	-	(32)

OPERATING EXPENSES

Selling, general and administrative expenses	562,930	349,486
Research and development expenses	67,848	10,000,000
Stock based compensation	5,928	-
Total Operating Expenses	636,706	10,349,486

NET LOSS FROM OPERATIONS	(636,706)	(10,349,518)

OTHER (EXPENSES) INCOME, NET
Interest income	149	361
Other income	-	141
Interest expense	(47,500)	(3,753)
Total Other (Expenses) Income	(47,351)	(10,352,769)

NET LOSS BEFORE TAXES	(684,057)	(10,352,769)
Income tax expense	(830)	(836)
NET LOSS	(684,887)	(10,353,605)

Revenues. We generated zero in revenues and zero and $32 in cost of sales for the nine months ended June 30, 2017 and 2016, respectively.

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

Net Loss. The net loss was $684,887 for the nine months ended June 30, 2017 compared to $10,353,605 for the nine months ended June 30, 2016. The result of decrease in net loss during current period was mainly due to the decrease in research and development expenses, offset by increase in selling, general and administrative expenses and stock based compensation as compared against the nine months ended June 30, 2017.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2017 ($)	As of September 30, 2016 ($)
Current Assets	8,053	173,537
Current Liabilities	1,056,130	6,556,470
Working Capital (deficit)	(1,048,077)	(6,382,933)

Cash Flows

Cash Flow from Operating Activities

During the nine months ended June 30, 2017 and 2016, the net cash used in operating activities were $1,275,484 and $3,263,340, respectively. The decrease is primarily due to the significant decrease of net loss of $10.4 million incurred in prior period to $0.7 million incurred in current period, albeit the increase in due to related party, Biolite, by $6.5 million in prior period and then cash payment of $650,000 to BioLite in the current period pursuant to the Collaborative Agreement, and more issuance of common stocks for compensation with $897,521 in prior period compared to $5,928 in current period.

Cash Flow from Investing Activities

During the nine months ended June 30, 2017 and 2016, there were no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the nine months ended June 30, 2017 and 2016, the net cash generated from financing activities were 1,110,000 and $2,353,414 respectively. The decrease is mainly because there were smaller amount of financing activities during the nine months ended June 30, 2017. There was a borrowing from related party with $950,000 in current period and the capital contribution from related parties under common control in a total of $160,000 compared to the proceeds from short term loan and subscription receivable with $2,050,000 and $350,000, respectively in prior period.

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

American BriVision (Holding) Corporation

Dated: March 19, 2018	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

Dated: March 19, 2018	By:	/s/ Chun-Mu Hung
Chun-Mu Hung
Chief Financial Officer (Principal Financial and Accounting Officer)

