Form 10-KT
period 2017-12-31
American BriVision (Holding) Corp
filed 2018-04-13
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2017 to December 31, 2017

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

As of June 30, 2017, approximately 34,962,153 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $69,924,306 based on  the available OTCQB closing price of $2.00 per share on June 30, 2017.

As of March 28, 2018, the registrant had 213,926,475 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

AMERICAN BRIVISION (HOLDING) CORPORATION

Form 10-K

For the Fiscal Year Ended December 31, 2017

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

Business Overview

We are a clinical stage biopharmaceutical company focused on utilizing our licensed technology to (i) further the development of pharmaceutical products with focuses on cancer and central nervous system indications, (ii) target patients that may potentially respond to such pharmaceutical products and (iii) obtain regulatory approvals for and commercialize such pharmaceutical products in various markets. Our business model includes the following steps and stages: 1) engaging medical research institutions, such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center, to conducting clinical trials of translational medicine for Proof of Concept (“POC”) on behalf of the Company; 2) retaining ownership of the research results by the Company, and 3) out-licensing the research results and data to pharmaceutical companies who will develop the products. We currently have no revenue generated from clinical research and development of six new drugs and one medical device, which is our primary business operations. Currently, we concentrate on the research and development of six compounds licensed to us by BioLite Inc. (“BioLite”), a company formed in Taiwan who is one of our principal shareholders. The six compounds are ABV- 1501  Triple Negative Breast Cancer, ABV-1502  Solid Tumor with Anti-PD1, ABV-1503  Combination therapy for Chronic Lymphocytic Leukemia, ABV-1504  Major Depressive Disorder, ABV-1505  Attention Deficit Hyperactivity Disorder and Maitake Combination Therapy. In addition, we are licensed to research and develop a medical device, BFC-1401 Vitreous Substitute for Vitrectomy, a new medical device licensed from BioFirst Corporation, (“BioFirst”). BioFirst is a related party of the Company because a control beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and primary shareholder of BioFirst.

Collaboration Agreement with BioLite

On December 29, 2015, American BriVision Corporation (“BriVision”), a Delaware corporation and our wholly owned subsidiary, entered into a Collaboration Agreement with BioLite pursuant to which BioLite granted BriVision the sole licensing rights to research and develop, for therapeutic purposes in the territories of the United States and Canada (collectively the “North America Region”), the following products (the “Products”): BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia. BioLite and our company are related parties as Eugene Jiang is our Chairman of the Board and a director of BioLite.

The material terms of the Collaboration Agreement are as follows:

●	BriVision is responsible to make up-front, milestone and royalty payments to BioLite, as further described below.

●	BioLite owns all files, data, confidential and non-public information, including, without limitation, all IND packages and clinical study reports, regarding the Compounds (collectively, the “Compound IP”), to the extent that the Compound IP were and are developed in Taiwan, and BriVision owns all Compound IP to the extent they are developed in the North America Region. BioLite grants an exclusive license to its Compound IP to BriVision for the purpose of further development and commercialization of the Products in the North America Region. BioLite and BriVision share the responsibility of preparing for clinical trials by delivering Compound IP and preparing related materials.

●	BriVision is and has been responsible for all clinical trial expenses incurred in the North America Region. BioLite paid all clinical trial expenses for trials conducted in Taiwan as of the date of this annual report on Form 10-K.

●	The Collaboration Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in the North America Region. Either party may terminate upon thirty days’ prior written notice for breach or insolvency.

●	BriVision agreed to pay to BioLite an aggregate of up to One Hundred Million Dollars ($100,000,000) (the “Aggregate Amount”) in milestone payments during the term of the agreement, payable in cash or the Company or its parent company’s equity. A certain percentage of the Aggregate Amount will be paid to BioLite upon completion of each milestone by BioLite as set forth in the Collaboration Agreement. An upfront payment of $3,500,000 (the “Milestone Payment”), or 3.5% of the Aggregate Amount, was due under the Collaboration Agreement. On May 6, 2016, BriVision and Biolite amended the payment terms under the Collaboration Agreement by entering into a Milestone Payment Agreement, pursuant to which we paid BioLite $2,600,000 in cash and $900,000 in newly issued shares of our common stock, based on a price of $1.60 per share, for an aggregate number of 562,500 shares.

●	Milestones shall be reached upon BioLite’s submissions of IND and NDAs for the Products, and completion of various phases in the application processes, as set forth in the Collaboration Agreement.

●	In addition to the Aggregate Amount, BriVision will pay BioLite five percent (5%) of net sales of Products in the North America Region when any of the Products are approved for marketing and sales in such Region.

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

I.	ABV- 1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (TNBC)

●	ABV- 1501 is developed from BLI-1401-2 whose active pharmaceutical ingredient is Yukiguni Maitake Extract 404. MSKCC conducted the Phase I clinical trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom), which is very similar to Yukiguni Maitake Extract 404. The Phase I trial focused on Grifola frondosa extract’s immunological effects on breast cancer patients. The results of the Phase I trial showed that oral administration of a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood.

●	Our Investigational New Drug (“IND”) application of ABV-1501 for the Phase II clinical trials referenced with MSKCC Maitake and such Phase II IND was approved in March 2016 by the U.S. FDA.

●	We are currently speaking with a medical center located in California, United States with respect to potential cooperation opportunities on ABV-1501’s Phase II clinical study.

II.	ABV-1502 Solid Tumor with Anti-PD1 - Combination therapy for solid tumors with Anti-PD1

●	In addition to ABV-1501, we plan to develop ABV-1501 for the potential treatment of solid tumor with anti-PD1, which is also derived from Maitake mushroom extract.

●	Currently, we are coordinating with a U.S. health center to prepare the Phase I IND package for ABV-1502.

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

III.	ABV-1503 Combination therapy for Chronic Lymphocytic Leukemia (CLL)

●	We are currently preparing the IND package for the Phase II clinical study of Epigallocatechin gallate (EGCG) for CLL. BioLite is preparing the Compound IP for the Chemistry, Manufacture, and Control (CMC) part of the IND. We and MSKCC are collaborating to design the protocols for the clinical trials and the IRB documents. The trial period, test subject number, primary and secondary endpoint and method of administration have not been decided yet, and are still being negotiated between us and MSKCC.

●	We are cooperating with MSKCC to prepare a clinical trial agreement once the IND of ABV-1503 is approved by the U.S. FDA.

IV.	ABV-1504 Major Depressive Disorder - Major Depressive Disorder (MDD)

●	This is Polygala extract for the potential treatment of Major Depressive Disorder

●	BioLite performed Phase I clinical trial of ABV-1504 and has obtained US FDA Phase II Part One/Part Two IND approval. The results of Phase II Part One clinical trial of ABV-1504 are described below.

●	We started the Phase II Part Two clinical trial of ABV-1504 in the third quarter of 2016 and the study is being conducted in the following sites in Taiwan: Taipei Veterans General Hospital, Linkou Chang Gung Memorial Hospital, Taipei City Hospital (Songde Branch), Tri-Service General Hospital and Wan Fang Hospital. We plan to commence such clinical trial at Stanford University in the United States soon.

V.	ABV-1505 Attention Deficit Hyperactivity Disorder (“ADHD”)

●	This is a Polygala extract for Attention Deficit Hyperactivity Disorder.

●	BioLite has obtained U.S. FDA approval for our IND application of Phase II study of ABV-1505 on January 25, 2016, and is currently negotiating with qualified medical sites and research institutions for Phase II clinical trials.

ABV-1504 and ABV-1505 have the same Active Pharmaceutical Ingredient: the extract of Radix Polygalae (Polygala tenuifolia Willd/PDC-1421 Capsule).

●	A Phase II Study of PDC-1421 Capsule to Evaluate the Safety and Efficacy in Patients with Major Depressive Disorder

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

Collaboration Agreement with BioFirst

On July 24, 2017, BriVision, one of our wholly-owned subsidiaries entered into a collaboration agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted BriVision the global license to co-develop BFC-1401 Vitreous Substitute for Vitrectom (“BFC-1401”) for medical purposes. BioFirst is a related party to the Company because BioFirst and Yuangene Corporation (“Yuangene”), the Company’s controlling shareholder, are under common control of the controlling beneficiary shareholder of Yuangene.

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

Market Opportunity and Growth Strategy/Business Plan

ABVC focuses on the development of new drugs and innovative medical devices to fulfill unmet medical needs. The business model of ABVC includes integrating research achievements from world-renowned medical research institutions, such as MSKCC and MD Anderson Cancer Center, conducting clinical trials of translational medicine for proof of concept (“POC”), out-licensing to international pharmaceutical companies and indirectly getting involved in the global market opportunities. In the United States, any qualified clinic can conduct clinical trials. We currently strive to continue collaborating with top medical research institutions. However, if for any reason we cannot maintain the collaboration with any of such medical centers, we will seek to select qualified clinics to further develop our new drug and medical device products in the pipeline. Our primary goal is to pursue collaborations with top medical centers.

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

2. Sublicensing our products that pass Phase II clinic trials to other pharmaceutical companies saves us the time and resources to conduct Phase III clinical trials and provides a quicker return on our investment in our products.

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

U.S. FDA Approval Process and other U.S. Regulatory Authorities

Prior to commencement of clinical studies, pre-clinical testing of new pharmaceutical products is generally conducted on animals in laboratories to evaluate the potential efficacy and safety of the new drug candidate. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (“IND”) application, which must become effective before clinical trials. Typically, clinical trials involve a time-consuming and costly three-phase process. Phase I clinical trials are conducted on a small number of healthy human subjects to establish a safety pattern of drug distribution and metabolism within subjects’ bodies. Phase II clinical trials are conducted with groups of patients afflicted with the target disease that the new drug is designed to treat in order to determine preliminary efficacy, possible dosages and expanded evidence of safety. In some cases, an initial clinical trial is conducted on diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case such trial is referred to as a Phase I/II trial. Phase III clinical trials are large-scale, multi-center, comparative trials that are conducted on patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing; and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to a point whereby the risk/benefit ratio of the new drug candidate is below a certain level. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

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

Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We are licensing patented technologies for our products. The patent positions of biotechnology, biopharmaceutical and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Thus, there can be no assurance that any of our patent applications will result in the issuance of patents, that we will develop additional proprietary products that are patentable, that any patents issued to us or those that already have been issued will provide us with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of our products not under patent protection, or, if patents are issued to us, design around the patented products we developed or will develop.

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

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2017, our outstanding debt was $4,229,320 which was due to related parties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

Our Facilities

Address	Size	Leased/Owned/Granted	Function	Monthly Rent
11 Sawyers Peak Drive, Goshen, NY 10924	1,000sq. feet	Leased	Corporate office	$0.00

11F., No.36, Songren Rd., Xinyi Dist., Taipei City 110, Taiwan (R.O.C.)	1,318sq. feet	Leased	Office space	$825.00

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

Quarter Ended	High Bid	Low Bid

3/31/17	2.00	2.00
6/30/17	2.00	2.00
9/30/17	2.00	2.00
12/31/2017	2.00	2.00

3/31/16	0.01	0.00
6/30/16	0.00	0.00
9/30/16	2.00	1.50
12/31/16	2.00	2.00

b)  Holders.  As of March 28, 2018, we had approximately 169 shareholders of record of our common stock.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  On February17, 2016, pursuant to the 2016 Equity Incentive Plan (the “2016 Plan”), 157,050 (50,000 pre-stock split shares) shares were granted to the employees.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements for the three months ended December 31, 2017 and years ended September 30, 2017 and 2016, and notes thereto contained elsewhere in this Report, and our annual report on Form 10--K for the period ended December 31, 2017. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

The Acquisition Stock collectively represented 79.70% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of BriVision’s common stock were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583 pre-stock split) shares of Company’s common stock and BriVision became a wholly owned subsidiary, of the Company. The holders of the Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223 (65,431,144 pre-stock split) shares of the Company’s common stock. Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

 Under the Collaborative Agreement, BriVision is obligated to pay a total of up to $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

●	upfront payment waspayable upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

●	upon the first IND submission, BriVision was obligated to pay, but no later than December 15, 2016: 6.5% of total payment. After receiving the second payment from BriVision, BioLite has to deliver the IND package to BriVision in one week.

●	at the completion of first phase II clinical trial, BriVision was obligated to pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver the phase II clinical study report to BriVision in three months.

●	upon the phase III IND submission, BriVision is obligated to pay, but no later than December 15, 2018: 20% of total payment. After receiving the fourth payment from BriVision, BioLite has to deliver the IND package to BriVision in one week.

●	at the completion of phase III, BriVision is obliged to pay, but no later than September 15, 2019: 25% of total payment. After receiving the fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months.

●	upon the NDA submission, BriVision obliged to pay, but no later than December 15, 2020, 30% of total payment. After receiving the sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week.

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

On January 12, 2017, we entered into an Addendum (the “Addendum”) to the Collaboration Agreement dated December 29, 2015 and as amended May 6, 2016. Pursuant to the Addendum, BioLite agreed to license us to research and develop an additional new drug, “Maitake Combination Therapy” (the “Sixth Product”) worldwide. The ownership of any clinical trial data and Intellectual Property as defined in the Collaboration Agreement shall belong to us. We shall pay for all clinical trials and other expenses associated with all clinical trials and shall have the right to sublicense Five Products in the North America Region and the Sixth Product worldwide. There is no additional Milestone Payments as defined in paragraph 3 of the Collaboration Agreement that need to be made now or in the future with respect to the Sixth Product. In the event that BioLite is obligated to pay its licensor in excess of 3% of the net sales, BioLite and us shall renegotiate and increase the Royalty Charge to a percentage to be later agreed upon as opposed to the original amount of 5% of the net sales as defined in paragraph 4 of the Collaboration Agreement.

On July 24, 2017, BriVision, one of our wholly-owned subsidiaries entered into a collaboration agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted BriVision the global license to co-develop BFC-1401 Vitreous Substitute for Vitrectom (“BFC-1401”) for medical purposes. BioFirst is a related party to the Company because BioFirst and Yuangene Corporation (“Yuangene”), the Company’s controlling shareholder, are under common control of the controlling beneficiary shareholder of Yuangene.

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

Revenue Generation

Most of our licensed products are still under development and trial stage. Therefore, no revenue is expected in the near term.

Research and Development

During the year ended September 30, 2017, we spent approximately $3,151,162 on research and development. During the three months ended December 31, 2017, we spent approximately $45,701 on research and development.

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

Fiscal Year

The Company changed its fiscal year from the period beginning on October 1st and ending on September 30th to the period beginning on January 1st and ending on December 31st, beginning January 1, 2018. As a result, the current fiscal period is a three-month transition period ended on December 31, 2017. In these consolidated statements, including the notes thereto, the current period financial results ended December 31, 2017 are for a three-month period. Audited results for the twelve months ended September 30, 2017 and 2016 are both for twelve-month periods. In addition, the Company's consolidated statements of operations and consolidated statements of cash flows include unaudited comparative amounts for the three-month period ended December 31, 2016. All references herein to a fiscal year prior to December 31, 2017 refer to the twelve months ended September 30th of such year.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to its Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to its Articles of Incorporation.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2017 and September 30, 2017, the Company’s cash and cash equivalents amounted to $93,332 and $204,851, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended December 31, 2017, and $0 and $397,960 for the years ended September 30, 2017 and 2016, respectively.

 The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $17,362 for the three months ended December 31, 2017, and $138,038 and $0 for the years ended September 30, 2017 and 2016, respectively.

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

 Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended December 31, 2017 and for the years ended September 30, 2017 and September, 30, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

For the three months ended December 31, 2017, the Company’s income tax expense amounted to $0. For the years ended September 30, 2017 and 2016, the Company’s income tax expense amounted to $830 and $836, respectively.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

Loss Per Share of Common Stock

The Company reports loss per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and September 30, 2017 and accompanying notes that appear in our Annual Report on Form 10-K.

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

Results of Operations — Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016.

The following table presents, for the period indicated, our consolidated statements of operations information.

	Three Months Ended December 31,
	2017	2016
		(Restated and unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit (loss)	-	-

Operating expenses
Selling, general and administrative expenses	289,731	185,188
Research and development expenses	45,701	25,198
Stock based compensation expenses	17,362	-

Loss from operations	(352,794)	(210,386)

Other income(expenses)
Interest income	80	49
Gain on exchange differences	-	-
Interest expense	(28,500)	-
Total other income (expenses)	(28,420)	49

Loss from continuing operations before provision income tax	(381,214)	(210,337)

Provision income tax	-	-

Net Loss	$(381,214)	$(210,337)

Revenues.  We did not generate any revenue during the three months ended December 31, 2017 and 2016. As such, we did not incur any cost associated with revenues during the same periods.

Operating Expenses. Our operating expenses were $352,794 for the three months ended December 31, 2017 as compared to $210,386 for the three months ended December 31, 2016. The increase in operating expenses in the amount of $142,408 or 67.68% in the three months ended December 31, 2017 was primarily caused by the increase in professional service fees and consulting fees.

Interest Expense. The interest expense was $28,500 for three months ended December 31, 2017 as compared to $0 for the three-month period ended December 31, 2016. The increase of interest expenses by $28,500 was attributable to the loan in the principal amount of $950,000 from BioFirst Corporation.

Net Loss. As a result of the above factors, the net loss was $381,214 and $210,337 for the three months ended December 31, 2017 and 2016. The increase of net loss in the three months ended December 31, 2017 as compared to the same period ended December 31, 2016 was in an amount of $170,877 or by 81.23%.

Liquidity and Capital Resources

Working Capital Summary

	As of December 31, 2017 ($)	As of December 31, 2016 ($)
		(Restated and unaudited)
Current Assets	2,643,332	18,645
Current Liabilities	4,400,247	6,538,100
Working Capital	(1,756,915)	(6,519,455)

Cash Flows

	Three Months Ended		Years Ended
	December 31,		September 30,
	2017	2016	2017	2016
		(Unaudited and Restated)		(Restated)
Cash Flows Used in Operating Activities	$(111,519)	$(224,892)	$(1,598,686)	$(3,474,707)
Cash Flows Provided by Financing Activities	-	70,000	1,630,000	2,653,414
Net (Decrease) Increase in Cash During Period	$(111,519)	$(154,892)	$31,314	$(821,293)

Cash Flow from Operating Activities

Net cash used in operating activities was $111,519 during the three months ended December 31, 2017 (the transition period) compared to $224,892 in the 2016 comparable period, representing a decrease of $113,373, or 50.41%. This decrease was primarily driven by the increase in due to related parties and accrued expenses, partially offset by the increase in net loss.

During the years ended September 30, 2017 and 2016, the net cash used in operating activities were $1,598,686 and $3,474,707, respectively, reflecting a decrease of $1,876,021 or 54.0%. Such decrease was primarily caused by the change in due to related parties during the year ended September 30, 2016.

Cash Flow from Investing Activities

There was no net cash used or generated from investing activities during the three months ended December 31, 2017 and 2016 and during the years ended September 30, 2017 and 2016.

Cash Flow from Financing Activities

During the three months ended December 31, 2017 and 2016, net cash generated from financing activities was $0 and $70,000. The decrease in net cash generated from financing activities was because the amount of $70,000 was generated by a one-time consulting service provided to LionGene Corporation during the three months ended September 30, 2016.

During the years ended September 30, 2017 and 2016, the net cash provided by financing activities were $1,630,000 and $2,653,414, respectively, representing a decrease of $1,023,414 or 38.6%. The decrease in cash flow provided by financing activities during the year ended September 30, 2017 as compared to the year of 2016 was mainly due to the reduced amounts of equity private placements, partially offset by the increase in capital contribution and loans from related parties during the twelve-month period ended September 30, 2017.

Critical Accounting Policy and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Going Concern Consideration

We have incurred losses since its inception resulting in an accumulated deficit of $15,776,598 as of December 31, 2017 and net losses of $381,214 and a decreased cash flow of $111,519 during the three months ended December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

Item 8.  Financial Statements and Supplementary Data

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

Index to the Financial Statements

Page
Report of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets at December 31, 2017 and September 30, 2017	F-4

Consolidated Statements of Operations for the three months ended December 31, 2017 and for the years ended September 30, 2017 and 2016	F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three months ended December 31, 2017 and for the years ended September 30, 2017 and 2016	F-6

Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and for the years ended September 30, 2017 and 2016	F-7

Notes to Consolidated Financial Statements	F-8

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American BriVision (Holding) Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American BriVision (Holding) Corporation and subsidiaries (collectively “the Company”) as of December 31, 2017 and September 30, 2017, the related statement of operations, stockholders’ equity, and cash flows for the three months ended December 31, 2017 and for the year ended September 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and September 31, 2017, and the consolidated results of its operations and its cash flows for the three months ended December 31, 2017 and for the year ended September 30, 2017, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2017.

Diamond Bar, California

March 1, 2018

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

To the Board of Directors and Shareholders of American BriVision Corporation and subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of American BriVision Corporation and subsidiaries (“the Company”) for the year ended September 30, 2016.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants

(Practising) Hong Kong

Dated: January 12, 2017

Except for Note 2 which was dated at May 22, 2017

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017

Assets
Current assets
Cash	$93,332	$204,851
Receivable from collaboration partners – related parties	2,550,000	2,550,000
Total Current Assets	2,643,332	2,754,851

Total Assets	$2,643,332	$2,754,851

Liabilities and Equity
Accrued expense	$170,927	$34,914
Due to related parties	4,229,320	4,113,000
Total Liabilities	$4,400,247	$4,147,914

Commitments and Contingencies

Stockholders’ deficit
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,746,647 at December 31, 2017 and September 30, 2017	213,747	213,747
Additional paid-in capital	13,805,936	13,788,574
Accumulated deficit	(15,776,598)	(15,395,384)
Total stockholders’ deficit	(1,756,915)	(1,393,063)
Total Liabilities and Equity	$2,643,332	$2,754,851

*	All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Years ended
	December 31, 2017	September 30, 2017	September 30, 2016
			(Restated)
Revenues	$-	$-	$-

Cost of revenues	-	-	32

Gross profit	-	-	(32)

Operating expenses
Selling, general and administrative expenses	289,731	707,142	599,303
Research and development expenses	45,701	3,151,162	10,000,000
Stock based compensation	17,362	138,038	397,960

Loss from operations	(352,794)	(3,996,342)	(10,997,295)

Other income (expense)
Interest income	80	149	361
Interest expense	(28,500)	(74,960)	(10,170)
Gain on exchange differences	-	-	141
Total other expenses	(28,420)	(74,811)	(9,668)

Loss before provision income tax	(381,214)	(4,071,153)	(11,006,963)

Provision for income tax	-	830	836

Net loss	(381,214)	(4,071,983)	(11,007,799)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	213,746,647	212,648,770	193,981,153

*	All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional			Stockholders’
	Number of		paid-in	Subscription	Accumulated	equity
	shares	Amount	capital	receivable	deficit	(deficit)
Balance at July 21, 2015 (inception)	159,622,964	$159,623	$1,087,378	$(350,000)	$-	$897,001
Issuance of common shares	6,650,957	6,651	45,307	-	-	51,958
Net loss for the period	-	-	-	-	(315,602)	(315,602)
Balance at September 30, 2016	166,273,921	166,274	1,132,685	(350,000)	(315,602)	633,357
Reverse merger recapitalization	42,359,253	42,359	(44,995)	-	-	(2,636)
Issuance of common shares	2,031,423	2,032	3,247,968	-	-	3,250,000
Stock based compensation	157,050	157	397,803	-	-	397,960
Receipt of subscription receivable	-	-	-	350,000	-	350,000
Net loss for the year	-	-	-	-	(11,007,799)	(11,007,799)
Balance at September 30, 2016	210,821,647	210,822	4,733,461	-	(11,323,401)	(6,379,118)
Issuance of common shares	2,925,000	2,925	5,847,075	-	-	5,850,000
Stock based compensation	-	-	138,038	-	-	138,038
Capital contribution from related parties under common control	-	-	3,070,000	-	-	3,070,000
Net loss for the year	-	-	-	-	(4,071,983)	(4,071,983)
Balance at September 30, 2017	213,746,647	$213,747	$13,788,574	$-	$(15,395,384)	$(1,393,063)
Stock based compensation	-	-	17,362	-	-	17,362
Net loss for the three months	-	-	-	-	(381,214)	(381,214)
Balance at December 31, 2017	213,746,647	$213,747	$13,805,936	$-	$(15,776,598)	$(1,756,915)

*	All shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split, which was effective on April 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended December 31,	Years ended September 30,
	2017	2017	2016
			(Restated)
Cash flows from operating activities
Net loss from continuing operations	$(381,214)	$(4,071,983)	$(11,007,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for compensation and recapitalization	-	-	1,295,324
Stock based compensation for nonemployees	17,362	138,038
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	-	3,815	3,815
Increase (decrease) in accounts payable	-	(18,370)	18,370
Increase (decrease) in accrued expenses and other current liabilities	136,013	(3,186)	(261,900)
Increase in due to related parties	116,320	2,353,000	6,477,483
Net cash used in operating activities	(111,519)	(1,598,686)	(3,474,707)
Cash flows from financing activities
Capital contribution from related parties under common control	-	520,000	-
Borrowings from related parties	-	1,110,000	-
Decrease in due to shareholder	-	-	(46,586)
Proceeds from subscription receivable	-	-	350,000
Proceeds from issuance of common shares	-	-	2,350,000
Net cash provided by financing activities	-	1,630,000	2,653,414

Effect of exchange rate changes on cash and cash equivalents	-	-	-

Net increase (decrease) in cash and cash equivalents	(111,519)	31,314	(821,293)

Cash and cash equivalents
Beginning	204,851	173,537	994,830
Ending	$93,332	$204,851	$173,537

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$19,500	$66,500	$-
Income taxes paid	$-	$830	$836

Non-cash financing and investing activities
Common shares issued for due to related parties	$-	$5,850,000	$-
Capital contribution from related parties under common control	$-	$2,550,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

(formerly METU BRANDS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

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

Pursuant to the Merger, all of the issued and outstanding common shares of BriVision were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583pre-stock split) common shares of the Company and BriVision has become a wholly owned subsidiary of the Company. The holders of Company’s common stock as of immediately prior to the Merger held an aggregate of 205,519,223(65,431,144 pre-stock split) shares of Company’s common stock. Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision has become a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

Fiscal Year

The Company changed its fiscal year from the period beginning on October 1st and ending on September 30th to the period beginning on January 1st and ending on December 31st, beginning January 1, 2018. As a result, the current fiscal period is a three-month transition period ended on December 31, 2017. In these consolidated statements, including the notes thereto, the current period financial results ended December 31, 2017 are for a three-month period. Audited results for the twelve months ended September 30, 2017 and 2016 are both for twelve-month periods. In addition, the Company's consolidated statements of operations and consolidated statements of cash flows include unaudited comparative amounts for the three-month period ended December 31, 2016. All references herein to a fiscal year prior to December 31, 2017 refer to the twelve months ended September 30th of such year.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2017 and September 30, 2017, the Company’s cash and cash equivalents amounted $93,332 and $204,851, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended December 31, 2017, and $0 and $397,960 for the years ended September 30, 2017 and 2016, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $17,362 for the three months ended December 31, 2017, and $138,038 and $0 for the years ended September 30, 2017 and 2016, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended December 31, 2017 and for the years ended September 30, 2017 and September, 30, 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

For the three months ended December 31, 2017, the Company’s income tax expense amounted $0. For the years ended September 30, 2017 and 2016, the Company’s income tax expense amounted $830 and $836, respectively.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

Loss Per Share of Common Stock

The Company reports loss per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $15,776,598 and $15,395,384 as of December 31, 2017 and September 30, 2017, respectively, and incurred net loss of $381,214 for the three months ended December 31, 2017, and $4,071,983 during the year ended September 30, 2017. The Company also had working capital deficiency of $1,756,915 and $1,393,063 at December 31, 2017 and September 30, 2017, respectively.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement. On May 6, 2016, the Company and BioLite agreed to amend the BioLite Collaborative Agreement, through enter into the Milestone Payment Agreement, whereby the Company has agreed to pay the Milestone Payment to BioLite $2,600,000 in cash and $900,000 in newly issued shares of its common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016. Pursuant to the BioLite Collaborative Agreement, the 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of its common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017. This BioLite Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of the Product in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

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

Pursuant to the BioLite Collaborative Agreement, the 15% of total payment, $15,000,000 shall be made at the completion of first phase II clinical trial. As of December 31, 2017, the first phase II clinical trial research has not completed yet.

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

On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision. No payment has been made by the Company as of the date of this report. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended September 30, 2017.

6. ACCRUED EXPENSES

Accrued expenses as of December 31, 2017 and September 30, 2017 consisted of:

	December 31, 2017	September 30, 2017
Accrued consulting fee	$29,075	$2,609
Accrued professional service fees	13,592	-
Accrued interest expense – related party(Note 7)	17,460	8,460
Accrued payroll	110,800	23,845
Total	$170,927	$34,914

7. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioLite Inc. (the “BioLite”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of Yuangene
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of Yuangene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of Yuangene
Liongene Corporation (the “Liongene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of Yuangene
Yuangene Corporation (the “Yuangene”)	Controlling beneficiary shareholder of the Company
Asiangene Corporation (the “Asiangene”)	Shareholder; entity controlled by controlling beneficiary shareholder of Yuangene
Euro-Asia Investment & Finance Corp Ltd. (the “Euro-Asia”)	Shareholder of the Company
Kimho Consultants Co., Ltd. (the “Kimho”)	Shareholder of the Company
Eugene Jiang	Former President and Chairman

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,	September 30,
	2017	2017
BioLite Inc.	$109,220	$-
BioFirst Corporation	3,957,000	3,950,000
Asiangene Corporation	160,000	160,000
Yuangene Corporation	3,000	3,000
Eugene Jiang	100	-
Total	$4,229,320	$4,113,000

Related party transactions

(1)	During the three months ended December 31, 2017, BioLite advanced in an aggregate amount of $109,220 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2017 and September 30, 2017, the outstanding advance balance is $109,220 and $0, respectively.

(2)	On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on February 1, 2018. As of December 31, 2017 and September 30, 2017, the outstanding loan balance is $950,000 and $950,000, and accrued interest is $17,460 and $8,460, respectively (See Note 6). Interest expenses in connection with this loan is $28,500 for the three months ended December 31, 2017, and $74,960 and $0 for the years ended September 30, 2017 and 2016, respectively.

(3)	On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 5). In September 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded full amount of $3,000,000 due to BioFirst. As of December 31, 2017 and September 30, 2017, the outstanding balance is $3,000,000 and $3,000,000, respectively.

(4)	During the three months ended December 31, 2017, BioFirst also advanced in an aggregate amount of $7,000 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2017 and September 30, 2017, the outstanding advance balance is $7,000 and $0, respectively.

(5)	In September 2017, Asiangene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by Asiangene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. Asiangene also agreed to loan the proceeds to the Company for working capital purpose. The non-secured loan bears 0% interest rate and is due on demand. As of December 31, 2017 and September 30, 2017, the outstanding loan balance is $160,000 and $160,000, respectively.

(6)	During the year ended September 30, 2017, Yuangene Corporation advanced in an aggregate amount of $3,000 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2017 and September 30, 2017, the outstanding advance balance is $3,000 and $3,000, respectively.

(7)	During the three months ended December 31, 2017, Eugene Jiang, the former President and Chairman of the Company, has advanced in an aggregate amount of $100 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2017 and September 30, 2017, the outstanding advance balance is $100 and $0, respectively.

(8)	On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene (See Note 5). As of December 31, 2017, the Company has received an aggregate amount of $450,000 in cash and has recorded $2,550,000 as receivable from collaboration partners. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017.

(9)	On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into a service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the three months ended December 31, 2017 and during the year ended September 30, 2017, the Company recognized non-employee stock based compensation expenses of $5,000 and $55,000 in connection with the terms in the Euro-Asia Agreement, respectively.

(10)	On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into a service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the three months ended December 31, 2017 and during the year ended September 30, 2017, the Company recognized non-employee stock based compensation expenses of $10,000 and $80,000 in connection with the terms in the Kimho Agreement, respectively.

(11)	During the year ended September 30, 2017, the Company provided a one-time consulting service to Liongene Corporation for $70,000. Since both Liongene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation, the Company has recorded the full amount of $70,000 as additional paid-in capital during the year ended September 30, 2017.

(12)	During the year ended September 30, 2017, the Company entered an operating lease agreement with Asiangene for an office space in Taiwan for the period from October 1, 2016 to July 31, 2017. The monthly base rent is approximately $5,000. Rent expenses under this lease agreement amounted to $52,205 and $0 for the years ended September 30, 2017 and 2016, respectively.

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

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s common stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. On October 1, 2017, the Company and Kameyama agreed to extend the service period for one more year expiring on September 30, 2018. As a result, the non-employee stock-based compensation related to this consulting agreement was $2,362 during the three months ended December 31, 2017 and $3,038 for the year ended September 30, 2017.

On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into a service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the three months ended December 31, 2017 and during the year ended September 30, 2017, the Company recognized professional fees of $18,000 and $69,000, and non-employee stock based compensation expenses of $5,000 and $55,000 in connection with the terms in the Euro-Asia Agreement, respectively.

On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into a service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the three months ended December 31, 2017 and during the year ended September 30, 2017, the Company recognized professional fees of $21,000 and $113,000, and non-employee stock based compensation expenses of $10,000 and $80,000 in connection with the terms in the Kimho Agreement, respectively.

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

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Components of income tax (benefits) for the three months ended December 31, 2017, and for the years ended September 30, 2017 and 2016 are as follows:

	Three Months ended December 31, 2017			Year ended September 30, 2017			Year ended September 30, 2016
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$-	$-	$-	$-	$830	$830	$-	$836	$836
Deferred	-	-	-	-	-	-	-	-	-
	$-	$-	$-	$-	$830	$830	$-	$836	$836

Significant components of the Company’s deferred tax accounts at December 31, 2017 and September 30, 2017:

Deferred Tax Account - noncurrent:	December 31, 2017	September 30, 2017
Tax losses carryforwards	$594,501	$832,913
Less: Valuation allowance	(594,501)	(832,913)
Total deferred tax account - noncurrent	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Three Months ended December 31,	Years ended September 30,
	2017	2017	2016
Statutory federal tax benefit, net of state tax effects	31%	31%	31%
State income taxes	8.84%	8.84%	8.84%
Provisional remeasurement of deferred taxes	(13)%	-%	-%
Nondeductible/nontaxable items	-%	(29)%	(36)%
Change in valuation allowance	(26.84)%	(10.84)%	(3.84)%
Effective income tax rate	-%	-%	-%

10. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

	Three Months Ended December 31,	Years Ended September 30,
	2017	2017	2016

Numerator:
Net loss	$(381,214)	$(4,071,983)	$(11,007,799)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	213,746,647	212,648,770	193,981,153
Stock options	-	-	-
Weighted-average shares outstanding - Diluted	213,746,647	212,648,770	193,981,153

Loss per share
-Basic	$(0.00)	$(0.02)	$(0.06)
-Diluted	$(0.00)	$(0.02)	$(0.06)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

11. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of December 31, 2017 are payable as follows:

As of December 31,	Amount
2018	$4,950
Total minimum payments	$4,950

Rental expense was $2,482 for the three months ended December 31, 2017. Rental expense was $61,093 and 29,129 for the year ended September 30, 2017 and 2016, respectively.

12. TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the three months ended December 31, 2017 and 2016, respectively:

	Three Months Ended
	December 31, 2017	December 31, 2016
		(Unaudited)
		(Restated)

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	289,731	185,188
Research and development expenses	45,701	25,198
Stock based compensation	17,362	-

Loss from operations	(352,794)	(210,386)

Other income (expense)
Interest income	80	49
Interest expense	(28,500)	-
Total other income (expenses)	(28,420)	49

Loss from continuing operations before provision income tax	(381,214)	(210,337)

Provision for income tax	-	-

Net loss	(381,214)	(210,337)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	213,746,647	210,821,647

13. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of December 31, 2017, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Position	Term(s) of Office
Eugene Jiang (31)	Chief Executive Officer, President, Chairman	CEO and President from September 2015 to September 15, 2017 Chairman of the Board from September 2015 till the date of this Annual Report
Kira Huang (48)	Former Chief Financial Officer, Former Secretary, Former Treasurer	February 2016 to September 15, 2017
Dr. Howard Doong (60)	Chief Executive Officer	From September 15, 2017 till the date of this Annual Report
Chun Mu Hung (41)	Chief Financial Officer, Secretary, Treasurer	From September 15, 2017 till the date of this Annual Report

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Doong (1)	2017	33,333							33,333

Chun Mu Hung (2)	2017	13,333							13,333

Eugene Jiang (3)	2016	55,000							55,000
	2017	60,000							60,000

Kira Huang (4)	2016	49,500		79,592					129,092
	2017	40,500							40,500

(1)	Dr. Doong was appointed as the CEO on September 15, 2017.

(2)	Mr. Hung was appointed as the CFO, Secretary and Treasury on September 15, 2017.

(3)	Mr. Jiang resigned as the CEO and President of the Company on September 15, 2017.

(4)	Ms. Huang resigned as the CFO, Secretary and Treasury of the Company on September 15, 2017.

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

Stock Option Plan

We adopted an Equity Incentive Plan on February 17, 2016.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended September 30, 2015. In fiscal year 2016, we awarded 10,000 shares of common stock to each of five employees. Due to the forward split detailed in our 10-Q filed June 30, 2016, each of such employees has been awarded 31,410 shares of the Company’s Common Stock. As a result, an aggregate of 157,050 shares were granted to the employees pursuant to the 2016 Plan as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Kira Huang(1)	—	—	—	—	—	—	—	31,410	$79,592	(2)

(1)	On February 17, 2016, we awarded 10,000 shares of common stock to each of five employees, of whom Kira Huang, the former Chief Financial Officer, was the only officer. Due to the forward split detailed in our 10-Q filed June 30, 2016, each of such employees has been awarded 31,410 shares of common stock.

(2)	The dollar amount shown is determined by multiplying the number of shares of common stock reported in the table by the closing price of a share of our common stock on February 17, 2016 ($7.9592), which was the day of such issuance.

Option Exercises and Stock Vested

No options have been awarded by the Company as of December 31, 2017.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2017.

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

 Dr. Howard Doong has entered into an employment agreements (“Doong Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $100,000. As of December 31, 2017, we paid Mr. Doong 20,833 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under Doong Employment Agreement, Dr. Doong is employed as our CEO and President of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

Mr. Chun Mu Hung has entered into an employment agreement (“Hung Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $40,000. As of December 31, 2017, we paid Mr. Hung 2,083 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under Hung Employment Agreement, Mr. Hung is employed as the CFO, Secretary and Treasurer of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

Dr. Chi-Hsin Richard King has entered into an employment agreements (“King Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $50,000. As of December 31, 2017, we paid Mr. King 10,416 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under King Employment Agreement, Dr. King is employed as the CSO of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2018 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 28, 2018, we had 213,926,475 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Eugene Jiang	147,842,856	69.11%
Howard Doong	31,250	*
Chun Mu Hung	3,125	*
Tsang Ming Jiang	-	-
Ming-Fong Wu	-	-
Norimi Sakamoto	-	-
Yen-Hsin Chou	-	-
All officers and directors as a group ( seven persons)	147,877,231	69.13%

*	less than 1%.

(1)	These shares are owned by YuanGene Corporation, a corporation incorporated in Samoa. Eugene Jiang is the sole shareholder of YuanGene Corporation and therefore will be deemed as the beneficial owner of the shares held by YuanGene Corporation.

Changes in Control

As a result of the Share Exchange, BriVision became our wholly owned subsidiary and the former shareholders of BriVision collectively own approximately 79.70% of the shares of us outstanding post-exchange common stock. As a result, such persons now collectively control our shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Collaboration Agreement with BioLite, Inc.

On December 29, 2015, American BriVision Corporation entered into a Collaborative Agreement with BioLite Inc., a related party, pursuant to which BioLite granted the Company sole licensing rights for drug and therapeutic use of five products: BLI-1005 CNS-Major Depressive Disorder; BLI-1008 CNS-Attention Deficit Hyperactivity Disorder; BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1; BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer; and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in USA and Canada. Under the Collaborative Agreement, BriVision would be required to pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

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

Loan from BioFirst

On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 from BioFirst to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on February 1, 2018. As of September 30, 2017, the outstanding loan balance is $950,000 and accrued interest is $8,460. Interest expenses were $74,960 and $0 for the years ended September 30, 2017 and 2016, respectively.

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

	For the Year Ended December 31,
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2017 and September 30, 2017

Statements of Operations for the three months ended December 31, 2017, the years ended September 30, 2017 and 2016

Statements of Stockholders’ Equity (Deficit) for the three months ended December 31, 2017, the years ended September 30, 2017 and 2016

Statements of Cash Flows for the three months ended December 31, 2017, the years ended September 30, 2017 and 2016

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2018.

American BriVision (Holding) Corporation

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong
Howard Doong	Chief Executive Officer	April 12, 2018

/s/ Chun-Mu Hung
Chun-Mu Hung	Chief Financial Officer, Secretary and Treasury	April 12, 2018

/s/ Eugene Jiang
Eugene Jiang	Chairman of the Board	April 12, 2018

/s/ Tsang Ming Jiang
Tsang Ming Jiang	Director	April 12, 2018

/s/ Ming-Fong Wu
Ming-Fong Wu	Director	April 12, 2018

/s/ Yen-Hsin Chou
Yen-Hsin Chou	Director	April 12, 2018

/s/ Norimi Sakamoto
Norimi Sakamoto	Director	April 12, 2018

