Form 10-Q
period 2018-03-31
American BriVision (Holding) Corp
filed 2018-05-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2018, there were 213,926,475 shares of common stock, par value per share $0.001, issued and outstanding.

i

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

ii

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

Index to the Financial Statements

Page

Consolidated Unaudited Balance Sheets at March 31, 2018 and December 31, 2017	F-2

Consolidated Unaudited Statements of Operations for the three months ended March 31, 2018 and 2017	F-3

Consolidated Unaudited Statements of Cash Flows for the three months ended March 31, 2018 and 2017	F-4

Notes to Consolidated Unaudited Financial Statements	F- 5 - F-16

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$5,675	$93,332
Receivable from collaboration partners – related parties	2,550,000	2,550,000
Total Current Assets	2,555,675	2,643,332

Total Assets	$2,555,675	$2,643,332

Liabilities and Equity
Accrued expense	202,684	170,927
Due to related parties	4,286,320	4,229,320
Total Liabilities	$4,489,004	$4,400,247

Commitments and Contingencies

Stockholders’ deficit
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,926,475 and 213,746,647 at March 31, 2018 and December 31, 2017, respectively	213,927	213,747
Additional paid-in capital	13,891,382	13,805,936
Accumulated deficit	(16,038,638)	(15,776,598)
Total stockholders’ deficit	(1,933,329)	(1,756,915)
Total Liabilities and Equity	$2,555,675	$2,643,332

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For The Three Months Ended March 31,
	2018	2017
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	175,864	208,315
Research and development expenses	45,055	25,150
Stock based compensation expenses	5,626	3,376

Loss from operations	(226,545)	(236,841)

Other income(expenses)
Interest expense	(33,645)	(19,000)
Total other expenses	(33,645)	(19,000)

Loss from continuing operations before provision income tax	(260,190)	(255,841)

Provision income tax	1,850	830

Net Loss and Comprehensive Loss	$(262,040)	$(256,671)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic and diluted	213,754,639	212,056,647

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss from continuing operations	$(262,040)	$(256,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,626	3,376
Change in operating assets and liabilities:
Increase in accrued expenses and other current liabilities	111,757	41,060
Increase (decrease) in due to related parties	7,000	(650,000)
Net cash used in operating activities	(137,657)	(862,235)

Cash flows from financing activities
Borrowings from related parties	50,000	950,000
Net cash provided by financing activities	50,000	950,000
Effect of exchange rates on cash	-	-
Net increase (decrease) in cash	(87,657)	87,765

Cash, beginning of period	93,332	18,645

Cash, end of period	$5,675	$106,410

Supplemental disclosure of cash flow information

Interest expense paid	$31,945	$9,500
Income taxes paid	$1,850	$830

Non-cash financing and investing activities

Common shares issued for due to related parties	$-	$5,850,000
Common shares issued for employees	$80,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American BriVision (Holding) Corporation (the “Company” or “Holding entity”), a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (the “BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology and focuses on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions (such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center), conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets. BriVision had no predecessor operations prior to its formation on July 21, 2015.

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

Accounting Treatment of the Reverse Merger

For financial reporting purposes, the Share Exchange represented a “reverse merger” rather than a business combination and BriVision was deemed the accounting acquirer in the transaction. The Share Exchange was being accounted for as a reverse-merger and recapitalization. BriVision was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange were those of BriVision and recorded at the historical cost basis of BriVision. In addition, the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of the Company and BriVision, and the historical operations of BriVision and operations of the Combined Company from the closing date of the Share Exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to its Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to the Articles of Incorporation.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2018 and December 31, 2017.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents amounted $5,675 and $93,332, respectively. The Company’s cash deposits are held in financial institutions located in both Taiwan and the United States of America where there are currently regulations mandated on obligatory insurance of bank accounts. The Company believes these financial institutions are of high credit quality.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2018 and 2017.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 718 “Compensation-Stock Compensation” and ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $5,626 and $3,376 for the three months ended March 31, 2018 and 2017, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2018 and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

For the three months ended March 31, 2018 and 2017, the Company’s income tax expense amounted to $1,850 and $830, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

3. GOING CONCERN

The accompanying consolidated unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $16,038,638 as of March 31 2018 and incurred net loss of $262,040 during the three months ended March 31, 2018. The Company also had a working capital deficiency of $1,933,329 at March 31, 2018.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

4. COLLABORATIVE AGREEMENTS

Collaborative agreement with BioLite Inc., a related party

On December 29, 2015, American BriVision Corporation entered into a collaborative agreement (the “BioLite Collaborative Agreement”) with BioLite Inc. (the “BioLite”), a related party (See Note 6), pursuant to which BioLite granted BriVision sole licensing rights for drug and therapeutic use of five products, including BLI-1005 CNS-Major Depressive Disorder, BLI-1008 CNS-Attention Deficit Hyperactivity Disorder, BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1, BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer, and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in the U.S.A and Canada. Under the BioLite Collaborative Agreement, BriVision is obliged to pay up to a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

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

Pursuant to the BioLite Collaborative Agreement, the 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, the Company agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of its common stock, at the price of $2.00 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017.

Pursuant to the BioLite Collaborative Agreement, the 15% of total payment, $15,000,000 shall be made at the completion of first phase II clinical trial. As of March 31, 2018, the first phase II clinical trial research has not been completed yet.

The Company determined to fully expense the entire amount of $10,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount is fully expensed as research and development expense when incurred.

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

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by the controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 6). Pursuant to the Co-Dev Agreement, BriVison and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Co-Dev Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides the $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended December 31, 2017. During the year ended September 30, 2017, the Company has received $450,000 in cash. As of the date of this report, the Company is still in discussion with Rgene with respect to the schedule of the outstanding balance of $2,550,000.

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

On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision. No payment has been made by the Company as of the date of this report. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence the entire amount of $3,000,000 has been fully expensed as research and development expense during the year ended September 30, 2017.

5. ACCRUED EXPENSES

Accrued expenses as of March 31, 2018 and December 31, 2017 consisted of:

	March 31, 2018	December 31, 2017
Accrued consulting fee	$26,000	$29,075
Accrued professional service fees	12,961	13,592
Accrued interest expense – related party(Note 6)	19,160	17,460
Accrued payroll	141,500	110,800
Accrued operating expenses	3,063	-
Total	$202,684	$170,927

6. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioLite Inc. (the “BioLite”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
AsianGene Corporation (the “AsianGene”)	Shareholder; entity controlled by controlling beneficiary shareholder of YuanGene
Eugene Jiang	Chairman, interim CFO and former President

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2018	2017
BioLite, Inc.	$109,220	$109,220
BioFirst Corporation	3,964,000	3,957,000
AsianGene Corporation	160,000	160,000
YuanGene Corporation	53,000	3,000
Eugene Jiang	100	100
Total	$4,286,320	$4,229,320

Related party transactions

(1)	As of March 31, 2018 and December 31, 2017, BioLite has advanced an aggregate amount of $109,220 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(2)	On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on February 1, 2018. On February 2, 2018, the Company and BioFirst agreed to extend the maturity date of loan to February 1, 2019 with the same terms of the original loan agreement. As of March 31, 2018 and December 31, 2017, the outstanding loan balance is $950,000 and accrued interest is $17,960 and $17,460 (See Note 5). Interest expenses in connection with this loan were $28,500 and $19,000 for the three months ended March 31, 2018 and 2017, respectively.

(3)	On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 4). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded full amount of $3,000,000 due to BioFirst.

(4)	As of March 31, 2018 and December 31, 2017, BioFirst has advanced in an aggregate amount of $14,000 and $7,000 to the Company for working capital purposes, respectively. The advances bear 0% interest rate and are due on demand.

(5)	In September 2017, AsianGene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsianGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. As of March 31, 2018 and December 31, 2017, Everfront only paid $160,000 to AsianGene. AsianGene also agreed to loan the proceeds to the Company for working capital purpose. On January 16, 2018, AsianGene and the Company entered into a loan agreement. Pursuant to the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on January 15, 2019. As of March 31, 2018 and December 31, 2017, the outstanding loan balance is $160,000. Interest expenses in connection with this loan were $3,945 and $0 for the three months ended March 31, 2018 and 2017, respectively.

(6)	As of March 31, 2018 and December 31, 2017, YuanGene Corporation has advanced an aggregate amount of $3,000 to the Company for working capital purposes. The advances bear 0% interest rate and are due on demand.

(7)	On January 18, 2018, the Company and YuanGene entered into a loan agreement for a total of $50,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on January 17, 2019. As of March 31, 2018 and December 31, 2017, the outstanding loan balance is $50,000 and $0, and accrued interest is $1,200 and $0 (See Note 5), respectively. Interest expenses in connection with this loan were $1,200 and $0 for the three months ended March 31, 2018 and 2017, respectively.

(8)	As of March 31, 2018 and December 31, 2017, the Chairman of the Company has advanced in an aggregate amount of $100 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(9)	On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene (See Note 4). As of March 31, 2018 and December 31, 2017, the Company has received an aggregate amount of $450,000 in cash and has recorded $2,550,000 as receivable from collaboration partners. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017.

(10)	During the three months ended March 31, 2017, the Company entered an operating lease agreement with AsianGene for an office space in Taiwan for the period from October 1, 2016 to July 31, 2017. The monthly base rent is approximately $5,000. Rent expenses under this lease agreement amounted to $0 and $15,000 for the three months ended March 31, 2018 and 2017, respectively.

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

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 (the “Forward Stock Split”) and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. As a result, all shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3.141 forward stock split.

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

On August 26, 2016, the Company issued 1,468,750 common stock shares of the Company, par value $0.001 (the “Offering”) to BioLite, Inc., a non-U.S. accredited investor (the “Purchaser”) pursuant to a certain Stock Purchase Agreement dated August 26, 2016 (the “SPA”). The Shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S of the Securities Act promulgated thereunder. The purchase price per share of the Offering was $1.60. The net proceeds to the Company from the Offering were approximately $2,350,000. The proceeds may be used for general corporate purposes.

Pursuant to the BioLite Collaborative Agreement (See Note 4), BriVision is obliged to pay up to a total of $100,000,000 in cash or stock of the Company with equivalent value according to the milestone achieved. The agreement requires that 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.00 per share, for an aggregate number of 2,925,000 shares.

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s common stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. On October 1, 2017, the contract was extended for one year ending at September 30, 2018. On March 28, 2018, the Company issued 4,828 common stock shares of the Company at $1.60 per share in a total of $7,725 to Kameyama in connection with this consulting agreement.

On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. (the “Euro-Asia”) and the Company entered into a one-year service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. On March 28, 2018, the Company issued 50,000 common stock shares of the Company at $1.60 per share in a total of $80,000 to Euro-Asia in connection with the Euro-Asia Agreement.

On January 1, 2017, Kimho Consultants Co., Ltd. (the “Kimho”) and the Company entered into a one-year service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. On March 28, 2018, the Company issued 75,000 common stock shares of the Company at $1.60 per share in a total of $120,000 to Kimho in connection with the Kimho Agreement.

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

On March 28, 2018, the Company also issued an aggregate of 50,000 common stock shares of the Company at $1.60 per share for salaries in a total of $80,000 to three officers.

8. INCOME TAX

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of March 31, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at March 31, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the three months ended March 31, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Components of income tax (benefits) for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
	2018			2017
	Federal	State	Total	Federal	State	Total
Current	$-	$1,850	$1,850	$-	$830	$830
Deferred	-	-	-	-	-	-
	$-	$1,850	$1,850	$-	$830	$830

Significant components of the Company’s deferred tax accounts at March 31, 2018 and December 31, 2017:

Deferred Tax Account - noncurrent:	March 31, 2018	December 31, 2017
Tax losses carryforwards	$647,960	$594,501
Less: Valuation allowance	(647,960)	(594,501)
Total deferred tax account - noncurrent	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Three Months Ended March 31,
	2018	2017
Statutory federal tax benefit, net of state tax effects	19%	31%
State income taxes	8.84%	8.84%
Nondeductible/nontaxable items	(2)%	(1)%
Change in valuation allowance	(24.84)%	(38.84)%
Effective income tax rate	1%	-%

9. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017

Numerator:
Net loss	$(262,040)	(256,671)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	213,754,639	212,056,647
Stock options	-	-
Weighted-average shares outstanding - Diluted	213,754,639	212,056,647

Loss per share
-Basic	(0.00)	(0.00)
-Diluted	(0.00)	(0.00)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

10. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of March 31, 2018 are payable as follows:

As of March 31,	Amount
2019	$2,463
2020	-
Total minimum payments	$2,463

Rental expense was $2,533 and $14,330 for the three months ended March 31, 2018 and 2017, respectively.

11. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited consolidated financial statements for the three months ended March 31, 2018 and 2017, and notes thereto contained elsewhere in this Report, our annual report on Form 10-K for the twelve months ended September 30, 2017 and 2016 including the consolidated financial statements and notes thereto and our transition annual report on Form 10-KT for the transition period from October 1, 2017 to December 31, 2017, including the audited financial statements for the three months ended December 31, 2017 and for the twelve months ended September 30, 2017 and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Because of the consummation of the Share Exchange, as of February 8, 2016, BriVision is our wholly owned subsidiary and its shareholders owned approximately 79.70% of our issued and outstanding common stock.

Collaborative Agreements

BioLite, Inc.:

We currently have sole licensing rights to the drug and therapeutic use for six products developed by BioLite, Inc. (“BioLite”). BioLite is a botanical new drug developer incorporated under the laws of Taiwan in 2006. On December 29, 2015, BriVision entered into a Collaborative Agreement (the “Collaborative Agreement”) with BioLite, which was amended on May 6, 2016. On January 12, 2017, BriVision and BioLite entered into an addendum (the “Addendum”) to the Collaborative Agreement (collectively, the “Latest Collaborate Agreement”). Our chairman and interim CFO, Eugene Jiang, is a director of BioLite, and therefore BioLite is considered a related party.

As of March 31, 2018, two milestones payments, pursuant to the Collaborative Agreement, were made:

1)	An upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the Collaborative Agreement, was paid by us upon execution of the Collaborative Agreement. On May 6, 2016, we and BioLite agreed to amend the Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby we agreed to pay a Milestone Payment to BioLite of $2,600,000 in cash and $900,000 in newly issued shares of our common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and share issuance were completed in June 2016.

2)	On February 22, 2017, the Company remitted the payment of 6.5% of total payment, $6,500,000, to BioLite, with $650,000 in cash and $5,850,000 in the form of newly issued shares of our common stock, at the price of $2.00 per share, for an aggregate number of 2,925,000 shares, for the first IND submitted in March 2016.

Rgene Corporation:

On May 26, 2017, we entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation, a corporation incorporated under the laws of Taiwan (“Rgene”), to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum.

Under the terms of the Co-Dev Agreement, Rgene is obligated to pay the Company up to a total of $3,000,000 in cash or stock by August 15, 2017 in three installments. As of this periodic report, we have received $450,000 in cash. We are still in discussion with Rgene with respect to the schedule of the payment of the outstanding balance. The Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both Parties. For more information about the Co-Dev Agreement, please refer to the current report on Form 8-K we filed on May 30, 2017.

As of date of this report, no net licensing income and/or net sales profit has occurred.

BioFirst Corporation:

On July 24, 2017, we entered into a collaborative agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted us the global license for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company as Eugene Jiang is one of the directors and common stock shareholders of BioFirst.

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

Operations

BriVision selects potential drug candidates (including but not limited to botanical drugs) from different research institutes, starts to develop them from pre-clinical stage (including all CMC process and animal study) to clinical study stage. When the phase II clinical trial is finished and the efficacy is approved, we will have reached the “proof of concept” stage. We plan to out license our drugs to pharmaceutical companies, coordinate with them to develop and enhance the drug candidates.

Revenue Generation

Most of our licensed products are still under development and trial stage. During the three months ended March 31, 2018 and 2017, we generated $0 in revenues.

Research and Development

During the three months for the period ended March 31, 2018 and 2017, we spent approximately $ 45,055 and $ 25,150 on research and development, respectively which consisted primarily of research and development payroll expenses. Such payroll expenses were settled in both cash and common stock issued by the Company.

Critical Accounting Policies and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

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

Forward Stock split

On March 21, 2016, the Board of Directors of the Company approved an amendment to its Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. The majority of the shareholders of the Company approved the amendment to the Articles of Incorporation. See Note 4 for more details.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2018 and December 31, 2017.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents amounted $5,675 and $93,332, respectively. The Company’s cash deposits are held in financial institutions located in both Taiwan and the United States of America where there are currently regulations mandated on obligatory insurance of bank accounts. The Company believes these financial institutions are of high credit quality.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of Taiwan Central Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation’s insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2018 and 2017.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 718 “Compensation-Stock Compensation” and ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $5,626 and $3,376 for the three months ended March 31, 2018 and 2017, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2018 and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

For the three months ended March 31, 2018 and 2017, the Company’s income tax expense amounted $1,850 and $830, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  As of the date of this filing, we have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of successful new drug development operations, including limited capital resources, possible delays in reaching certain FDA milestones and licensing process. We do not believe we have sufficient funds to operate our business for the next 12 months.

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

The following discussion and analysis should be read in conjunction with the audited financial statements of the Company for the period ended September 30, 2017 and 2016 and accompanying notes that appear in our Annual Report on Form 10-K/A Amendment No.2, as filed with the Securities and Exchange Commission on May 22, 2017 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended March 31, 2018 Compared to March 31, 2017.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(Unaudited)
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS LOSS	-	-

OPERATING EXPENSES

Selling, general and administrative expenses	175,864	208,315
Research and development expenses	45,055	25,150
Stock based compensation	5,626	3,376

NET LOSS FROM OPERATIONS	(226,545)	(236,841)

OTHER (EXPENSES) INCOME, NET
Interest Expense	(33,645)	(19,000)
Total Other (Expenses) Income	(33,645)	(19,000)

NET LOSS BEFORE TAXES	(260,190)	(255,841)
Provision income tax	1,850	830
NET LOSS	(262,040)	(256,671)

Revenues.   We generated zero in revenues and zero in cost of sales for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses.   Our operating expenses were $226,545 in the three months ended March 31, 2018 as compared to $236,841 in the three months ended March 31, 2017. Our total operating expenses did not change substantially during the three-month periods ended March 31, 2018 and 2017. Our research and development expenses increased by $19,905 or approximately 80% primarily because we increased a research project related to Vitreous Substitute for Vitrectomy.

Interest Expense. The interest expense was $33,645 in the three months ended March 31, 2018 as compared to $19,000 in the three months ended March 31, 2017. The increase is primarily due to the increase of loans the Company borrowed from BioFirst.

Net Loss.    The net loss was $262,040 for the three months ended March 31, 2018 compared to $256,671 for the three months ended March 31, 2017. The Company’s net loss did not change substantially during the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2018 ($)	As of December 31, 2017 ($)
	(Unaudited)
Current Assets	2,555,675	2,643,332
Current Liabilities	4,489,004	4,400,247
Working Capital (deficit)	(1,933,329)	(1,756,915)

Cash Flows

Cash Flow from Operating Activities

During the three months ended March 31, 2018 and 2017, the net cash used in operating activities were $137,657 and $862,235, respectively. The decrease in the amount of $724,578 is primarily due to the Company paying off due to related parties in the amount of approximately $650,000 during the three month ended March 31, 2017 and the increase in accrued expenses (primarily consisting of payroll expenses) in the amount of approximately $30,000 from December 31, 2017 to March 31, 2018.

Cash Flow from Investing Activities

During the three months ended March 31, 2018 and 2017, there was no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2018 and 2017, the Company borrowed $50,000 from YuanGene and $950,000 from BioFirst to meet its working capital needs, respectively.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2018.

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

On March 28, 2018, the Company issued 4,828 shares of common stock of the Company at $1.60 per share for compensation of $7,725 to Mr. Kameyama in connection with the consulting agreement with Mr. Kameyama.

On March 28, 2018, the Company issued 50,000 shares of the Company’s common stock at $1.60 per share in a total of $80,000 to Euro-Asia in connection with the Euro-Asia Agreement.

On March 28, 2018, the Company issued 75,000 shares of the Company’s common stock at $1.60 per share for total value of $120,000 to Kimho in connection with the Kimho Agreement.

On March 28, 2018, the Company also issued an aggregate of 50,000 shares of the Company’s common stock at $1.60 per share for three officers’ salaries in the aggregate amount of $80,000 pursuant to the respective employment agreements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On January 31, 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BioLite Holding, Inc. (“BioLite”), a Nevada corporation, BioKey, Inc. (“BioKey”), a California corporation, BioLite Acquisition Corp. (“Merger Sub 1”), a Nevada corporation and wholly-owned subsidiary of the Company, and BioKey Acquisition Corp. (“Merger Sub 2”), a California corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, on or before the Closing of the Merger, each issued and outstanding share of BioLite shall be converted into the right to receive one point eighty-two (1.82) validly issued, fully-paid and non-assessable shares of the Company and all shares of BioLite shall be cancelled and cease to exist. Also on or before the Closing of the Merger, each issued and outstanding share of BioKey shall be converted into the right to receive one (1) validly issued, fully-paid and non-assessable share of the Company and all shares of BioKey shall be cancelled and cease to exist. The description of the Merger Agreement is not purported to be complete and a copy of such Agreement was filed with the SEC on a current report on Form 8-k on February 5, 2018 and is incorporated by reference herein.

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

American BriVision (Holding) Corporation

Dated: May 15, 2018	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Eugene Jiang
Eugene Jiang
Interim Chief Financial Officer (Principal Financial and Accounting Officer)