Form 10-Q
period 2018-06-30
American BriVision (Holding) Corp
filed 2018-08-20
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2018, there were 213,926,475 shares of common stock, par value per share $0.001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Consolidated Unaudited Balance Sheets at June 30, 2018 and December 31, 2017	2
	Consolidated Unaudited Statements of Operations for the three and six months ended June 30, 2018 and 2017	3
	Consolidated Unaudited Statements of Cash Flows for the six months ended June 30, 2018 and 2017	4
	Notes to Consolidated Unaudited Financial Statements	5 - 18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	10

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31

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

ii

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

Index to the Financial Statements

Page

Consolidated Unaudited Balance Sheets at June 30, 2018 and December 31, 2017	2

Consolidated Unaudited Statements of Operations for the three and six months ended June 30, 2018 and 2017	3

Consolidated Unaudited Statements of Cash Flows for the six months ended June 30, 2018 and 2017	4

Notes to Consolidated Unaudited Financial Statements	5 - 18

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$57,397	$93,332
Receivable from collaboration partners – related parties	2,550,000	2,550,000
Other receivable – related parties	42,135	-
Total Current Assets	2,649,532	2,643,332

Total Assets	$2,649,532	$2,643,332

Liabilities and Equity
Current liabilities
Accrued expense	$313,577	$170,927
Due to related parties	4,020,100	4,229,320
Total current liabilities	4,333,677	4,400,247
Noncurrent liabilities
Convertible notes payable	300,000	-
Convertible notes payable – related parties	250,000	-
Accrued interest – noncurrent	3,566	-
Total Liabilities	4,887,243	4,400,247

Commitments and Contingencies

Stockholders’ deficit
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,926,475 and 213,746,647 at June 30, 2018 and December 31, 2017, respectively	213,927	213,747
Additional paid-in capital	13,901,582	13,805,936
Accumulated deficit	(16,353,220)	(15,776,598)
Total stockholders’ deficit	(2,237,711)	(1,756,915)
Total Liabilities and Equity	$2,649,532	$2,643,332

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(Restated)		(Restated)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	220,546	169,427	396,410	377,742
Research and development expenses	45,650	17,500	90,705	42,650
Stock-based compensation	10,200	2,552	15,826	5,928
Total operating expenses	276,396	189,479	502,941	426,320

Loss from operations	(276,396)	(189,479)	(502,941)	(426,320)

Other income (expense)
Interest income	-	100	-	100
Interest expense	(38,186)	(28,500)	(71,831)	(47,500)
Total other income (expenses)	(38,186)	(28,400)	(71,831)	(47,400)

Loss from operations before income taxes	(314,582)	(217,879)	(574,772)	(473,720)

Provision for income taxes	-	-	1,850	830

Net Loss and Comprehensive Loss	$(314,582)	$(217,879)	$(576,622)	$(474,550)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	213,926,475	213,746,647	213,841,032	212,890,155

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
		(Restated)
Cash flows from operating activities
Net loss from continuing operations	$(576,622)	$(474,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,826	5,928
Change in operating assets and liabilities:
Increase in other receivable - related parties	(42,135)	-
Increase in accrued expenses and other current liabilities	226,216	65,030
Decrease in due to related parties	(102,220)	(650,000)
Net cash used in operating activities	(478,935)	(1,053,592)

Cash flows from financing activities
Capital contribution from related parties under common control	-	90,000
Proceeds from convertible notes	550,000	-
Borrowings from related parties	50,000	953,000
Repayment of loan from related parties	(157,000)	-
Net cash provided by financing activities	443,000	1,043,000

Net increase (decrease) in cash and cash equivalents	(35,935)	(10,592)

Cash, beginning of period	93,332	18,645

Cash, end of period	$57,397	$8,053

Supplemental disclosure of cash flow information

Interest expense paid	$69,945	$38,000
Income taxes paid	$1,850	$830

Non-cash financing and investing activities

Common shares issued for due to related parties	$-	$5,850,000
Common shares issued for employees	$80,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Following the Share Exchange, the Company has abandoned our prior business plan and the Company is now pursuing BriVision’s historically proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

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

Mergers Subject to Completion

On January 31, 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BioLite Holding, Inc. (“BioLite Holding”), a Nevada corporation, BioKey, Inc. (“BioKey”), a California corporation, BioLite Acquisition Corp. (“Merger Sub 1”), a Nevada corporation and wholly-owned subsidiary of the Company, and BioKey Acquisition Corp. (“Merger Sub 2”), a California corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, on or before the Closing of the Merger, each issued and outstanding share of BioLite Holding shall be converted into the right to receive one point eighty-two (1.82) validly issued, fully-paid and non-assessable shares of the Company and all shares of BioLite Holding shall be cancelled and cease to exist. Also on or before the Closing of the Merger, each issued and outstanding share of BioKey shall be converted into the right to receive one (1) validly issued, fully-paid and non-assessable share of the Company and all shares of BioKey shall be cancelled and cease to exist. Simultaneously upon Closing, BioLite Holding and Merger Sub 1 shall merge together with Merger Sub 1’s articles of incorporation and bylaws as the surviving corporation’s (the “BioLite Surviving Corporation”) articles of incorporation and bylaws and all shares of Merger Sub 1 shall be converted into one share of common stock of the BioLite Surviving Corporation, which shall remain a wholly-owned subsidiary of the Company. In addition, upon Closing, BioKey and Merger Sub 2 shall merge together with Merger Sub 2’s articles of incorporation and bylaws as the surviving corporation’s (the “BioKey Surviving Corporation’s”) articles of incorporation and bylaws and all shares of Merger Sub 2 shall be converted into one share of common stock of the BioKey Surviving Corporation, which shall remain a wholly-owned subsidiary of the Company. BioLite Holding, through its majority-owned subsidiaries, is a biopharmaceutical company focusing on Phase I and Phase II clinical trials of new drugs in the areas of oncology, central nervous system and immune system. BioKey is a California-based pharmaceutical company with FDA-approved therapeutic products and a GMP facility. BioLite Holding and the Company are related parties because the two companies are under common control.

The Merger Agreement requires the parties to consummate the Mergers after all of the conditions to the consummation of the Mergers contained therein are satisfied or waived, including approval by the shareholders of BioLite Holding and BioKey, respectively. The BioLite Merger will become effective upon the filing of Articles of Merger with the Secretary of State of the State of Nevada or at such later time as is agreed by the Company and BioLite Holding and specified in the Articles of Merger. The BioKey Merger will become effective upon the filing of an agreement of merger with the Secretary of State of the State of California and the Secretary of State of the State of Nevada or at such later time as is agreed by the Company and BioKey and specified in the Certificate of Merger.

On July 23, 2018, the Company filed a Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) for the Mergers. The Closing of the Mergers will be subject to the “Conditions to Completion of the Merger” pursuant to the Merger Agreement. Immediately after the effective time of the BioLite Merger, Merger Sub 1 will merge with and into BioLite Holding, with BioLite Holding surviving as a wholly-owned subsidiary of the Company. Immediately after the effective time of the BioKey Merger, Merger Sub 2 will merge with and into BioKey, with BioKey surviving as a wholly-owned subsidiary of the Company.

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

Forward Stock split

On March 21, 2016, the Board of Directors and the majority of the shareholders of the Company approved an amendment to the Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. As a result, all shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3.141 forward stock split.

Fair Value Measurements

The Company applies the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (the “ASC 820”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, due from related parties, accrued expenses, and due to related parties approximate fair value due to their relatively short maturities. The carrying value of the Company’s convertible notes payable and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents amounted to $57,397 and $93,332, respectively. The Company’s cash deposits are held in financial institutions located in both Taiwan and the United States of America where there are currently regulations mandated on obligatory insurance of bank accounts. The Company believes these financial institutions are of high credit quality.

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

Research and Development Expenses

The Company accounts for R&D costs in accordance with FASB ASC 730, “Research and Development” (the “ASC 730”). Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, share-based compensation, and facilities-related overhead, outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, upfront and development milestone payments under collaborative agreements and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and six months ended June 30, 2018 and 2017.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $10,200 and $2,552 for the three months ended June 30, 2018 and 2017, respectively. Total non-employee stock-based compensation expenses were $15,826 and $5,928 for the six months ended June 30, 2018 and 2017, respectively.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

Under FASB ASC Topic 740 “Income Taxes”, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2018 and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company is continuing to gather additional information to determine the final impact.

For the six months ended June 30, 2018 and 2017, the Company’s income tax expense amounted $1,850 and $830, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that ASU 2016-02 and ASU 2018-11 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s condensed consolidated financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects The Company is continuing to gather additional information to determine the final impact on its condensed consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the condensed consolidated financial statements.

3. GOING CONCERN

The accompanying consolidated unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $16,353,220 as of June 30, 2018 and has incurred net losses of $576,622 during the six months ended June 30, 2018. The Company also had a working capital deficiency of $1,684,145 at June 30, 2018.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

Pursuant to the BioLite Collaborative Agreement, the 15% of total payment, $15,000,000 shall be made at the completion of the first phase II clinical trial. As of June 30, 2018, the first phase II clinical trial research has not completed yet.

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

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by the controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 7). Pursuant to the Co-Dev Agreement, BriVison and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Co-Dev Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides the $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

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

5. ACCRUED EXPENSES

Accrued expenses as of June 30, 2018 and December 31, 2017 consisted of:

	June 30, 2018	December 31, 2017
Accrued consulting fee	$38,300	$29,075
Accrued professional service fees	8,683	13,592
Accrued interest expense – related party (Note 7)	15,780	17,460
Accrued payroll	246,600	110,800
Accrued operating expenses	4,214	-
Total	$313,577	$170,927

6. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in the aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”). The Company received $300,000 which bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note as of June 30, 2018.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (the “Keypoint”), a related party (See Note 7). The Company received $250,000 which bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, the Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note as of June 30, 2018.

As of June 30, 2018, the aggregate carrying values of the convertible debenture and accrued convertible interest were $550,000 and $3,566, respectively.

7. RELATED PARTIES TRANSACTIONS

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioLite Inc. (the “BioLite”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the BioFirst(Australia)”)	Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
AsianGene Corporation (the “AsianGene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
Eugene Jiang	Chairman and former President
Keypoint Technology Ltd. (the “Keypoint”)	The Chairman of Keypoint is Eugene Jiang’s mother.

Other receivable - related parties

Amount due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2018	2017
BioLite, Inc.	$2,135	$-
BioFirst (Australia)	40,000	-
Total	$42,135	$-

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2018	2017
BioLite, Inc.	$-	$109,220
BioFirst Corporation	3,807,000	3,957,000
AsianGene Corporation	160,000	160,000
YuanGene Corporation	53,000	3,000
Eugene Jiang	100	100
Total	$4,020,100	$4,229,320

Related party transactions

(1)	As of June 30, 2018 and December 31, 2017, BioLite had outstanding balance of $(2,135) and $109,220 (due to) / due from the Company for working capital purpose, respectively. The advances bear 0% interest rate and are due on demand.

(2)	As of June 30, 2018, the Company has advanced an aggregate amount of $40,000 to BioFirst (Australia) for working capital purpose. The advances bear 0% interest rate and are due on demand.

(3)	On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on February 1, 2018. On February 2, 2018, the Company and BioFirst agreed to extend the maturity date of loan to February 1, 2019 with the same terms of the original loan agreement. As of June 30, 2018 and December 31, 2017, the outstanding loan balance was $793,000 and $950,000 and accrued interest was $8,297 and $17,460 (See Note 5), respectively. Interest expenses in connection with this loan were $56,837 and $47,500 for the six months ended June 30, 2018 and 2017, respectively.

(4)	On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 4). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst.

(5)	As of June 30, 2018 and December 31, 2017, BioFirst has advanced an aggregate amount of $14,000 and $7,000 to the Company for working capital purpose, respectively. The advances bear 0% interest rate and are due on demand.

(6)	In September 2017, AsianGene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsianGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. As of June 30, 2018 and December 31, 2017, Everfront only paid $160,000 to AsianGene. AsianGene also agreed to loan the proceeds to the Company for working capital purpose. On January 16, 2018, AsianGene and the Company entered into a loan agreement. Pursuant to the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on January 15, 2019. As of June 30, 2018 and December 31, 2017, the outstanding loan balance was $160,000 and accrued interest was $4,787 and $0 (See Note 5), respectively. Interest expenses in connection with this loan were $8,732 and $0 for the six months ended June 30, 2018 and 2017, respectively.

(7)	As of June 30, 2018 and December 31, 2017, YuanGene Corporation has advanced in an aggregate amount of $3,000 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(8)	On January 18, 2018, the Company and YuanGene entered into a loan agreement for a total of $50,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on January 19, 2019. As of June 30, 2018 and December 31, 2017, the outstanding loan balance was $50,000 and $0, and accrued interest was $2,696 and $0 (See Note 5), respectively. Interest expenses in connection with this loan were $2,696 and $0 for the six months ended June 30, 2018 and 2017, respectively.

(9)	As of June 30, 2018 and December 31, 2017, the Chairman of the Company has advanced in an aggregate amount of $100 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(10)	On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene (See Note 4). As of June 30, 2018 and December 31, 2017, the Company has received an aggregate amount of $450,000 in cash and has recorded $2,550,000 as receivable from collaboration partners. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017.

(11)	On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd., (the Keypoint”) (See Note 6).

(12)	During the six months ended June 30, 2017, the Company entered an operating lease agreement with AsianGene for an office space in Taiwan for the period from October 1, 2016 to July 31, 2017. The monthly base rent is approximately $5,000. Rent expenses under this lease agreement amounted to $0 and $30,000 for the six months ended June 30, 2018 and 2017, respectively.

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

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of June 30, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at June 30, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the six months ended June 30, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Components of income tax (benefits) for the six months ended June 30, 2018 and 2017 are as follows:

	For the Six Months Ended June 30,
	2018			2017
	Federal	State	Total	Federal	State	Total
Current	$-	$1,850	$1,850	$-	$830	$830
Deferred	-	-	-	-	-	-
	$-	$1,850	$1,850	$-	$830	$830

Significant components of the Company’s deferred tax accounts at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Deferred Tax Account - noncurrent:
Tax losses carryforwards	$711,880	$594,501
Less: Valuation allowance	(711,880)	(594,501)
Total deferred tax account - noncurrent	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Six Months Ended June 30,
	2018	2017
Statutory federal tax benefit, net of state tax effects	19%	31%
State income taxes	8.84%	8.84%
Nondeductible/nontaxable items	(3)%	(1)%
Change in valuation allowance	(24.84)%	(38.84)%
Effective income tax rate	-%	-%

10. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
	2018	2017

Numerator:
Net loss	$(314,582)	(217,879)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	213,926,475	213,746,647
Stock options	-	-
Weighted-average shares outstanding - Diluted	213,926,475	213,746,647

Loss per share
-Basic	(0.00)	(0.00)
-Diluted	(0.00)	(0.00)

	For the Six Months Ended June 30,
	2018	2017

Numerator:
Net loss	$(576,622)	(474,550)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	213,841,032	212,890,155
Stock options	-	-
Weighted-average shares outstanding - Diluted	213,841,032	212,890,155

Loss per share
-Basic	(0.00)	(0.00)
-Diluted	(0.00)	(0.00)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. As the Company has incurred net losses for the six months ended June 30, 2018 and 2017, the Company did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leased an office space in Taiwan under non-cancelable operating leases expiring on June 30, 2018. As of June 30, 2018, there was no future minimum lease payments under non-cancelable operating and capital leases.

Rental expense was $2,564 and $23,640 for the three months ended June 30, 2018 and 2017, respectively. Rental expense was $5,097 and $37,970 for the six months ended June 30, 2018 and 2017, respectively.

12. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited consolidated financial statements for the six months ended June 30, 2018 and 2017, and notes thereto contained elsewhere in this Report, our annual report on Form 10-K for the twelve months ended September 30, 2017 and 2016 including the consolidated financial statements and notes thereto and our transition annual report on Form 10-KT for the transition period from October 1, 2017 to December 31, 2017, including the audited financial statements for the three months ended December 31, 2017 and for the twelve months ended September 30, 2017 and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Introduction

Currently, we are a holding company operating through our wholly owned subsidiary, American BriVision Corporation (“BriVision”), a Delaware corporation. BriVision was incorporated in 2015 in the State of Delaware. It is a biotechnology company focused on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  Following the Share Exchange (as described below), we have abandoned our prior business plan and we are now pursuing BriVision’s businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

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

As of June 30, 2018, two milestones payments, pursuant to the Collaborative Agreement, were made:

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

Under the terms of the Co-Dev Agreement, Rgene is obligated to pay the Company up to a total of $3,000,000 in cash or stock by August 15, 2017 in three installments. As of this periodic report, we have received $450,000 in cash. As of the date of this report, we were in discussion with Rgene with respect to the schedule of the payment of the outstanding balance.  The Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both Parties. For more information about the Co-Dev Agreement, please refer to the current report on Form 8-K filed on May 30, 2017.

As of date of this report, no net licensing income and/or net sales profit has occurred.

BioFirst Corporation:

On July 24, 2017, we entered into a collaborative agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted us the global license for medical use of the product: BFC-1401 Vitreous Substitute for Vitrectomy (the “Product”). BioFirst is a related party to the Company as Eugene Jiang is one of the directors and common stock shareholders of BioFirst.

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

Revenue Generation

Most of our licensed products are still under development and trial stage. During the three and six months ended June 30, 2018 and 2017, we generated $0 in revenues.

Research and Development

During the six months ended June 30, 2018 and 2017, we spent approximately $ 90,705 and $ 42,650 on research and development, respectively which consisted primarily of research and development and payroll expenses. Such payroll expenses were settled in both cash and common stock issued by the Company.

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

Forward Stock split

On March 21, 2016, the Board of Directors and the majority of the shareholders of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 and increase the number of our authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. As a result, all shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3.141 forward stock split.

Fair Value Measurements

The Company applies the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (the “ASC 820”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, due from related parties, accrued expenses, and due to related parties approximate fair value due to their relatively short maturities. The carrying value of the Company’s convertible notes payable and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents amounted $57,397 and $93,332, respectively. The Company’s cash deposits are held in financial institutions located in both Taiwan and the United States of America where there are currently regulations mandated on obligatory insurance of bank accounts. The Company believes these financial institutions are of high credit quality.

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

Research and Development Expenses

The Company accounts for R&D costs in accordance with FASB ASC 730, “Research and Development” (the “ASC 730”). Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, share-based compensation, and facilities-related overhead, outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, upfront and development milestone payments under collaborative agreements and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and six months ended June 30, 2018 and 2017.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $10,200 and $2,552 for the three months ended June 30, 2018 and 2017, respectively. Total non-employee stock-based compensation expenses were $15,826 and $5,928 for the six months ended June 30, 2018 and 2017, respectively.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

Under FASB ASC Topic 740 “Income Taxes”, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2018 and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company is continuing to gather additional information to determine the final impact.

For the six months ended June 30, 2018 and 2017, the Company’s income tax expense amounted to $1,850 and $830, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that ASU 2016-02 and ASU 2018-11 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s condensed consolidated financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects The Company is continuing to gather additional information to determine the final impact on its condensed consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the condensed consolidated financial statements.

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

Results of Operations — Three Months Ended June 30, 2018 Compared to June 30, 2017.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three Months Ended June 30,
	2018	2017
		(Restated)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	220,546	169,427
Research and development expenses	45,650	17,500
Stock-based compensation	10,200	2,552
Total operating expenses	276,396	189,479

Loss from operations	(276,396)	(189,479)

Other income (expense)
Interest income	-	100
Interest expense	(38,186)	(28,500)
Total other income (expenses)	(38,186)	(28,400)

Loss from operations before income taxes	(314,582)	(217,879)

Provision for income taxes	-	-

Net Loss and Comprehensive Loss	$(314,582)	$(217,879)

Revenues. We generated zero in revenues and zero in cost of sales for the three months ended June 30, 2018 and 2017, respectively.

Operating Expenses.   Our operating expenses were $276,396 in the three months ended June 30, 2018 as compared to $189,479 in the three months ended June 30, 2017. Our total operating expenses increased by $86,917, or 46% during the three-month period ended June 30, 2018 from 2017. Such increase in operating expenses was mainly attributed to the increase in selling, general and administrative expenses and research and development expenses. Our selling, general and administrative expenses increased by $51,119 or approximately 30% mainly due to the increase in professional service fees. Our research and development expenses increased by $28,150 or approximately 161% primarily because we hired one more R&D employee during the three months ended June 30, 2018.

Interest Expense. The interest expense was $38,186 in the three months ended June 30, 2018 as compared to $28,500 in the three months ended June 30, 2017. The increase of $9,686, or 34% was primarily due to the interest payments for various related-party loans and two convertible promissory notes.

Net Loss.    The net loss was $314,582 for the three months ended June 30, 2018 compared to $217,879 for the three months ended June 30, 2017. The Company’s net loss increased by $96,703 or approximately 44% during the three- month period ended June 30, 2018 from 2017.

Results of Operations — Six Months Ended June 30, 2018 Compared to June 30, 2017.

	Six Months Ended June 30,
	2018	2017
		(Restated)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	396,410	377,742
Research and development expenses	90,705	42,650
Stock-based compensation	15,826	5,928
Total operating expenses	502,941	426,320

Loss from operations	(502,941)	(426,320)

Other income (expense)
Interest income	-	100
Interest expense	(71,831)	(47,500)
Total other income (expenses)	(71,831)	(47,400)

Loss from operations before income taxes	(574,772)	(473,720)

Provision for income taxes	1,850	830

Net Loss and Comprehensive Loss	$(576,622)	$(474,550)

Revenues. We generated zero in revenues and zero in cost of sales for the six months ended June 30, 2018 and 2017, respectively.

Operating Expenses.   Our operating expenses were $502,941 in the six months ended June 30, 2018 as compared to $426,320 in the six months ended June 30, 2017. Our total operating expenses increased by $76,621, or 18% during the six-month period ended June 30, 2018 from 2017. Such increase in operating expenses was mainly attributable to the increase in selling, general and administrative expenses and research and development expenses. Our selling, general and administrative expenses increased by $18,668 or approximately 5% mainly due to the increase in professional service fees. Our research and development expenses increased by $48,055 or approximately 113% primarily because we hired one more R&D employee during the six months ended June 30, 2018. In addition, we launched a research project related to Vitreous Substitute for Vitrectomy during the six months ended June 30, 2018.

Interest Expense. The interest expense was $71,831 in the six months ended June 30, 2018 as compared to $47,500 in the six months ended June 30, 2017. The increase of $24,331, or 51% was primarily due to interest payments for various related-party loans and two convertible promissory notes.

Net Loss. The net loss was $576,622 for the six months ended June 30, 2018 compared to $474,550 for the six months ended June 30, 2017. The Company’s net loss increased by $102,072 or approximately 22% during the six- month period ended June 30, 2018 from 2017.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2018 ($)	As of December 31, 2017 ($)
	(Unaudited)
Current Assets	2,649,532	2,643,332
Current Liabilities	4,333,677	4,400,247
Working Capital (deficit)	(1,684,145)	(1,756,915)

Cash Flows

Cash Flow from Operating Activities

During the six months ended June 30, 2018 and 2017, the net cash used in operating activities were $478,935 and $1,053,592, respectively. The decrease in the amount of $574,657 was primarily due to the increased accrued expenses and decrease in due to related parties, partially offset by the increase in net loss and the increased in other receivable due from related parties.

Cash Flow from Investing Activities

During the six months ended June 30, 2018 and 2017, there was no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2018 and 2017, the net cash provided by financing activities were $443,000 and $1,043,000, respectively. The net cash provided by financing activities declined by $600,000 during the compared periods because we repaid a related party loan in the principal amount of $157,000, borrowed another related-party loan in the principal amount of $50,000, and issued two promissory notes in aggregate of $550,000 during the six months ended June 30, 2018.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of June 30, 2018.

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

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Nil.

ITEM 1A.	RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Nil.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: August 20, 2018	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)