Form 10-Q
period 2018-09-30
American BriVision (Holding) Corp
filed 2018-11-14
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-91436

American BriVision (Holding) Corporation.

(Exact name of Registrant as specified in its charter)

Nevada	26-0014658
State or jurisdiction of incorporation or organization	IRS Employer Identification Number

44370 Old Warm Springs Blvd.

Fremont, CA 94538

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2018, there were 213,926,475 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

Index to the Financial Statements

Page

Consolidated Unaudited Balance Sheets at September 30, 2018 and December 31, 2017	F-1

Consolidated Unaudited Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017	F-2

Consolidated Unaudited Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	F-3

Notes to Consolidated Unaudited Financial Statements	F-4 – F-17

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$4,389	$93,332
Receivable from collaboration partners – related parties	2,550,000	2,550,000
Other receivable – related parties	40,000	-
Total Current Assets	2,594,389	2,643,332

Total Assets	$2,594,389	$2,643,332

Liabilities and Equity
Current liabilities
Accrued expense	$436,828	$170,927
Due to related parties	4,041,703	4,229,320
Total current liabilities	4,478,531	4,400,247
Noncurrent liabilities
Convertible notes payable	300,000	-
Convertible notes payable – related parties	250,000	-
Accrued interest – noncurrent	14,567	-
Total Liabilities	5,043,098	4,400,247

Commitments and Contingencies

Stockholders’ deficit
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,926,475 and 213,746,647 at September 30, 2018 and December 31, 2017, respectively	213,927	213,747
Additional paid-in capital	13,909,157	13,805,936
Accumulated deficit	(16,571,793)	(15,776,598)
Total stockholders’ deficit	(2,448,709)	(1,756,915)
Total Liabilities and Equity	$2,594,389	$2,643,332

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	123,846	144,212	520,256	521,954
Research and development expenses	44,301	3,083,314	135,006	3,125,964
Stock-based compensation	7,575	132,110	23,401	138,038
Total operating expenses	175,722	3,359,636	678,663	3,785,956

Loss from operations	(175,722)	(3,359,636)	(678,663)	(3,785,956)

Other income (expense)
Interest income	-	-	-	100
Interest expense	(42,851)	(27,460)	(114,682)	(74,960)
Total other income (expenses)	(42,851)	(27,460)	(114,682)	(74,860)

Loss from operations before income taxes	(218,573)	(3,387,096)	(793,345)	(3,860,816)

Provision for income taxes	-	-	1,850	830

Net Loss and Comprehensive Loss	$(218,573)	$(3,387,096)	$(795,195)	$(3,861,646)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
Basic and diluted	213,926,475	213,746,647	213,869,826	213,178,790

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss from continuing operations	$(795,195)	$(3,861,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,401	138,038
Change in operating assets and liabilities:
Increase in other receivable - related parties	(40,000)	-
Increase in accrued expenses and other current liabilities	360,468	(3,186)
Decrease in due to related parties	(80,617)	2,350,000
Net cash used in operating activities	(531,943)	(1,376,794)

Cash flows from financing activities
Capital contribution from related parties under common control	-	450,000
Proceeds from convertible notes	550,000	-
Borrowings from related parties	50,000	1,113,000
Repayment of loan from related parties	(157,000)	-
Net cash provided by financing activities	443,000	1,563,000

Net increase (decrease) in cash and cash equivalents	(88,943)	186,206

Cash, beginning of period	93,332	18,645

Cash, end of period	$4,389	$204,851

Supplemental disclosure of cash flow information

Interest expense paid	$78,444	$66,500
Income taxes paid	$1,850	$830

Non-cash financing and investing activities

Common shares issued for due to related parties	$-	$5,850,000
Capital contribution from related parties under common control	$-	$2,550,000
Common shares issued to employees	$80,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Because of the consummation of the Share Exchange, BriVision is now the Company’s wholly owned subsidiary and its shareholders own approximately 79.70% of issued and outstanding common stock of the Company.

Following the Share Exchange, the Company has abandoned its prior business plan and the Company is now pursuing BriVision’s historically proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

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

None of the Company, BioLite Holding or BioKey can predict the exact timing of the consummation of the Mergers. Immediately after the effective time of the BioLite Merger, Merger Sub 1 will merge with and into BioLite Holding, with BioLite Holding surviving as a wholly-owned subsidiary of the Company. Immediately after the effective time of the BioKey Merger, Merger Sub 2 will merge with and into BioKey, with BioKey surviving as a wholly-owned subsidiary of the Company.

On July 23, 2018, the Company filed a prospectus on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”). The Closing of the Mergers will be subject to the “Conditions to Completion of the Merger” pursuant to the Merger Agreement.

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

Forward Stock split

On March 21, 2016, the Board of Directors and the majority of the shareholders of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 and increase the number of its authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. As a result, all shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents amounted to $4,389 and $93,332, respectively. The Company’s cash deposits are held in financial institutions located in both Taiwan and the United States of America where there are currently regulations mandated on obligatory insurance of bank accounts. The Company believes these financial institutions are of high credit quality.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and nine months ended September 30, 2018 and 2017.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $7,575 and $132,110 for the three months ended September 30, 2018 and 2017, respectively. Total non-employee stock-based compensation expenses were $23,401 and $138,038 for the nine months ended September 30, 2018 and 2017, respectively.

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

Under FASB ASC Topic 740 “Income Taxes”, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2018 and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company is continuing to gather additional information to determine the final impact.

For the nine months ended September 30, 2018 and 2017, the Company’s income tax expense amounted $1,850 and $830, respectively.

Loss Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects The Company is continuing to gather additional information to determine the final impact on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU 2018-13 will have on its financial statements.

3. GOING CONCERN

The accompanying consolidated unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $16,571,793 as of September 30, 2018 and has incurred net losses of $795,195 during the nine months ended September 30, 2018. The Company also had a working capital deficiency of $1,884,142 at September 30, 2018.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company deem so.

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

4. COLLABORATIVE AGREEMENTS

Collaborative agreement with BioLite Inc., a related party

On December 29, 2015, American BriVision Corporation entered into a collaborative agreement (the “BioLite Collaborative Agreement”) with BioLite Inc. (the “BioLite”), a related party (See Note 7), pursuant to which BioLite granted BriVision sole licensing rights for drug and therapeutic use of five products, including BLI-1005 CNS-Major Depressive Disorder, BLI-1008 CNS-Attention Deficit Hyperactivity Disorder, BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1, BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer, and BLI-1501 Hematology-Chronic Lymphocytic Leukemia (collectively, the “Five Products”), in the U.S.A and Canada. Under the BioLite Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

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

This BioLite Collaborative Agreement shall, once signed by both Parties, remain in effect for fifteen years as of the first commercial sales of any of the five drug candidates in the Territory and automatically renew for five more years unless either party gives the other party six month written notice of termination prior to the expiration date of the term.

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

Pursuant to the BioLite Collaborative Agreement, the 15% of total payment, $15,000,000 shall be made at the completion of first phase II clinical trial. As of September 30, 2018, the first phase II clinical trial research has not completed yet.

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

On January 12, 2017, the Company entered into an Addendum (the “Addendum”) to the BioLite Collaborative Agreement. Pursuant to the Addendum, BioLite has agreed to license one more product “Maitake Combination Therapy” (the “Sixth Product’) to the Company’s wholly-owned subsidiary and defined the Territory of the Sixth Product to be worldwide and restate the Territory of the Five Products to be the U.S.A and Canada.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Rgene ABVC-Rgene Co-development Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by the controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 7). Pursuant to the Rgene ABVC-Rgene Co-development Agreement, BriVison and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Rgene ABVC-Rgene Co-development Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Rgene ABVC-Rgene Co-development Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Rgene ABVC-Rgene Co-development Agreement. Besides the $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Rgene ABVC-Rgene Co-development Agreement as additional paid-in capital during the year ended December 31, 2017. During the nine months ended September 30, 2017, the Company has received $450,000 in cash. As of the date of this report, the Company is still in discussion with Rgene with respect to the schedule of the outstanding balance of $2,550,000.

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

Pursuant to the BioFirst Collaborative Agreement, the Company shall co-develop and commercialize ABV-1701 with BioFirst and pay BioFirst in a total amount of $3,000,000 in cash or stock of the Company before September 30, 2018. The amount of $3,000,000 is in connection with the compensation for BioFirst’s past research efforts and contributions made by BioFirst before the BioFirst Collaborative Agreement was signed and it does not relate to any future commitments made by BioFirst and BriVision in this BioFirst Collaborative Agreement. In addition, the Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both BriVision and BioFirst.

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

5. ACCRUED EXPENSES

Accrued expenses as of September 30, 2018 and December 31, 2017 consisted of:

	September 30, 2018	December 31, 2017
Accrued consulting fee	$38,411	$29,075
Accrued professional service fees	8,560	13,592
Accrued interest expense – related party (Note 7)	39,131	17,460
Accrued payroll	346,500	110,800
Accrued operating expenses	4,226	-
Total	$436,828	$170,927

6. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note as of September 30, 2018.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party (See Note 7), pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note as of September 30, 2018.

As of September 30, 2018, the aggregate carrying values of the convertible debentures and accrued convertible interest were $550,000 and $14,567, respectively. Interest expense was $14,567 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

7. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioLite Inc. (the “BioLite”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the BioFirst(Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
AsianGene Corporation (the “AsianGene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
Eugene Jiang	Chairman, Interim Chief Financial Officer, and former President
Keypoint Technology Ltd. (the “Keypoint’)	The Chairman of Keypoint is Eugene Jiang’s mother.

Other receivable - related parties

Amount due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2018	2017
BioFirst (Australia)	$40,000	$-
Total	$40,000	$-

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2018	2017
BioLite, Inc.	$21,603	$109,220
BioFirst Corporation	3,807,000	3,957,000
AsianGene Corporation	160,000	160,000
YuanGene Corporation	53,000	3,000
Eugene Jiang	100	100
Total	$4,041,703	$4,229,320

Related party transactions

(1)	As of September 30, 2018 and December 31, 2017, BioLite had an outstanding balance of $21,603 and $109,220 due from the Company for working capital purpose, respectively. The advances bear 0% interest rate and are due on demand.
(2)	As of September 30, 2018, the Company has advanced an aggregate amount of $40,000 to BioFirst (Australia) for working capital purpose. The advances bear 0% interest rate and are due on demand.
(3)	On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan matured on February 1, 2018. On February 2, 2018, the Company and BioFirst agreed to extend the maturity date of loan to February 1, 2019 with the same terms of the original loan agreement. As of September 30, 2018 and December 31, 2017, the outstanding loan balance was $793,000 and $950,000 and accrued interest was $25,297 and $17,460 (See Note 5), respectively. Interest expenses in connection with this loan were $82,336 and $74,960 for the nine months ended September 30, 2018 and 2017, respectively.
(4)	On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 4). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst. No payment has been made by the Company as of the date of this report.
(5)	As of September 30, 2018 and December 31, 2017, BioFirst has advanced an aggregate amount of $14,000 and $7,000 to the Company for working capital purpose, respectively. The advances bear 0% interest rate and are due on demand.

(6)	In September 2017, AsianGene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsianGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. As of September 30, 2018 and December 31, 2017, Everfront only paid $160,000 to AsianGene. AsianGene also agreed to loan the proceeds to the Company for working capital purpose. On January 16, 2018, AsianGene and the Company entered into a loan agreement. Pursuant to the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The maturity date of this loan is January 15, 2019. As of September 30, 2018 and December 31, 2017, the outstanding loan balance was $160,000 and accrued interest was $9,626 and $0 (See Note 5), respectively. Interest expenses in connection with this loan were $13,571 and $0 for the nine months ended September 30, 2018 and 2017, respectively.
(7)	As of September 30, 2018 and December 31, 2017, YuanGene Corporation has advanced an aggregate amount of $3,000 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.
(8)	On January 18, 2018, the Company and YuanGene entered into a loan agreement for a total of $50,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The maturity date of this loan is January 19, 2019. As of September 30, 2018 and December 31, 2017, the outstanding loan balance was $50,000 and $0, and accrued interest was $4,208 and $0 (See Note 5), respectively. Interest expenses in connection with this loan were $4,208 and $0 for the nine months ended September 30, 2018 and 2017, respectively.
(9)	As of September 30, 2018 and December 31, 2017, the Chairman of the Company has advanced an aggregate amount of $100 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(10)	On May 26, 2017, BriVision entered into a co-development agreement (the “ABVC-Rgene Co-development Agreement”) with Rgene (See Note 4). As of September 30, 2018 and December 31, 2017, the Company has received an aggregate amount of $450,000 in cash and has recorded $2,550,000 as receivable from collaboration partners. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, the Company has recorded the full amount of $3,000,000 in connection with the Rgene ABVC-Rgene Co-development Agreement as additional paid-in capital during the year ended September 30, 2017.

(11)	On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”) (See Note 6). The Company received $250,000 which bears interest at 8% per annum. Interest expense in connection with this Keypoint Note was $5,167 and $0 for the nine months ended September 30, 2018 and 2017, respectively.
(12)	The Company entered into an operating lease agreement with AsianGene for an office space in Taiwan for the period from October 1, 2016 to July 31, 2017. The monthly base rent is approximately $5,000. Rent expenses under this lease agreement amounted to $0 and $35,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

On March 21, 2016, the Board of Directors and the majority of the shareholders of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 (the “Forward Stock Split”) and increase the number of its authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. As a result, all shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3.141 forward stock split.

On May 6, 2016, the Company and BioLite agreed to amend the BioLite Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby the Company has agreed to issue shares of its common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares of the Company’s common stock, as part of the first installation of payment pursuant to the Milestone Payment. The issuance of shares was completed in June 2016.

On August 26, 2016, the Company issued 1,468,750 shares of the Company’s common stock, par value $0.001 (the “Offering”) to BioLite, Inc., a non-U.S. accredited investor (the “Purchaser”) pursuant to a certain Stock Purchase Agreement dated August 26, 2016 (the “SPA”). The sale of the Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S of the Securities Act promulgated thereunder. The purchase price per share of the Offering was $1.60. The net proceeds to the Company from the Offering were approximately $2,350,000. The proceeds were used for working capital purposes.

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

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue the Company’s common stock to Kameyama at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. On October 1, 2017, the contract was extended for one year ending at September 30, 2018. During the nine months ended September 30, 2018, the Company recognized stock-based compensation expenses of $23,401. On March 28, 2018, the Company issued 4,828 shares of the Company’s common stock at $1.60 per share in a total of $7,725 to Kameyama in connection with this consulting agreement.

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

On January 1, 2017, Kimho Consultants Co., Ltd. (the “Kimho”) and the Company entered into a one-year service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. On March 28, 2018, the Company issued 75,000 shares of the Company’s common stock at $1.60 per share in a total of $120,000 to Kimho in connection with the Kimho Agreement.

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

On March 28, 2018, the Company also issued an aggregate of 50,000 shares of the Company’s common stock at $1.60 per share for salaries in a total of $80,000 to three officers.

9. INCOME TAX

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of September 30, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and recorded that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at September 30, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the nine months ended September 30, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Components of income tax (benefits) for the nine months ended September 30, 2018 and 2017 are as follows:

	For the Nine Months Ended September 30,
	2018			2017
	Federal	State	Total	Federal	State	Total
Current	$-	$1,850	$1,850	$-	$830	$830
Deferred	-	-	-	-	-	-
	$-	$1,850	$1,850	$-	$830	$830

Significant components of the Company’s deferred tax accounts at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Deferred Tax Account - noncurrent:
Tax losses carryforwards	$756,189	$594,501
Less: Valuation allowance	(756,189)	(594,501)
Total deferred tax account - noncurrent	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Nine Months Ended September 30,
	2018	2017
Statutory federal tax benefit, net of state tax effects	19%	31%
State income taxes	8.84%	8.84%
Nondeductible/nontaxable items	(2)%	(4)%
Change in valuation allowance	(25.84)%	(35.84)%
Effective income tax rate	0.00%	0.00%

10. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,
	2018	2017

Numerator:
Net loss	$(218,573)	(3,387,096)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	213,926,475	213,746,647
Stock options	-	-
Weighted-average shares outstanding - Diluted	213,926,475	213,746,647

Loss per share
-Basic	(0.00)	(0.02)
-Diluted	(0.00)	(0.02)

	For the Nine Months Ended September 30,
	2018	2017

Numerator:
Net loss	$(795,195)	(3,861,646)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	213,869,826	213,178,790
Stock options	-	-
Weighted-average shares outstanding - Diluted	213,869,826	213,178,790

Loss per share
-Basic	(0.00)	(0.02)
-Diluted	(0.00)	(0.02)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. As the Company has incurred net losses for the three and nine months ended September 30, 2018 and 2017, the Company did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The Company leased an office space in Taiwan under non-cancelable operating leases expired on June 30, 2018. As of September 30, 2018, there was no future minimum lease payments under non-cancelable operating and capital leases.

Rental expense was $0 and $8,793 for the three months ended September 30, 2018 and 2017, respectively. Rental expense was $5,097 and $46,763 for the nine months ended September 30, 2018 and 2017, respectively.

12. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited consolidated financial statements for the nine months ended September 30, 2018 and 2017, and notes thereto contained elsewhere in this Report, our annual report on Form 10-K for the twelve months ended September 30, 2017 and 2016 including the consolidated financial statements and notes thereto and our transition annual report on Form 10-KT for the transition period from October 1, 2017 to December 31, 2017, including the audited financial statements for the three months ended December 31, 2017 and for the twelve months ended September 30, 2017 and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Introduction

Currently, we are a holding company operating through our wholly owned subsidiary, American BriVision Corporation (“BriVision”), a Delaware corporation. BriVision was incorporated in 2015 in the State of Delaware. It is a biotechnology company focused on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  Following the Share Exchange (as described below), we have abandoned our prior business plan and we are now pursuing BriVision’s businesses, which focus on the development of new drugs and innovative medical devices.  The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to pharmaceutical companies for Phase III research and development and commercial use and marketing upon FDA’s approval.

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

As of September 30, 2018, two milestones payments, pursuant to the Collaborative Agreement, were made:

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

Rgene Corporation:

On May 26, 2017, we entered into a co-development agreement (the “ABVC-Rgene Co-development Agreement”) with Rgene Corporation, a corporation incorporated under the laws of Taiwan (“Rgene”), to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum.

Under the terms of the ABVC-Rgene Co-development Agreement, Rgene is obligated to pay the Company up to a total of $3,000,000 in cash or stock by August 15, 2017 in three installments. As of this periodic report, we have received $450,000 in cash. As of the date of this report, Rgene was in the process of issuing its common stock to ABVC in the equivalent value of $2,550,000.  The Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both Parties. For more information about the ABVC-Rgene Co-development Agreement, please refer to the current report on Form 8-K filed on May 30, 2017. As of date of this report, no net licensing income and/or net sales profit has occurred.

BioFirst Corporation:

On July 24, 2017, we entered into a collaborative agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted us the global license for medical use of the product: BFC-1401 Vitreous Substitute for Vitrectomy which is renamed as ABV-1701. BioFirst is a related party to the Company as Eugene Jiang is one of the directors and common stock shareholders of BioFirst.

According to the BioFirst Agreement, we will co-develop and commercialize ABV-1701 with BioFirst and pay BioFirst $3,000,000 in cash or stock by September 30, 2018 in two installments. The Company is entitled to receive 50% of the future net licensing income. As of the date of this report, ABVC and BioFirst were negotiating the number of ABVC’s shares to be issued to BioFirst to repay the outstanding licensing fees. For more information about the BioFirst Agreement, please refer to the current report on Form 8-K we filed on July 24, 2017.

Operations

BriVision selects potential drug candidates (including but not limited to botanical drugs) from different research institutes, develops them from pre-clinical stage (including all CMC process and animal study) to clinical study stage. When a phase II clinical trial of a drug candidate is finished and its efficacy is approved, we will reach the “proof of concept” stage. We plan to out license our drug candidates to pharmaceutical companies for further development and commercialization.

Revenue Generation

Most of our licensed products are still under development and trial stage. During the three and nine months ended September 30, 2018 and 2017, we generated $0 in revenues.

Research and Development

During the nine months ended September 30, 2018 and 2017, we spent approximately $135,06 and $3,125,964 on research and development, respectively which consisted primarily of research and development and payroll expenses. Such payroll expenses were settled in both cash and common stock issued by the Company.

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

Forward Stock split

On March 21, 2016, the Board of Directors and the majority of the shareholders of the Company approved an amendment to Articles of Incorporation to effect a forward split at a ratio of 1 to 3.141 and increase the number of its authorized shares of common stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016. As a result, all shares outstanding for all periods have been retroactively restated to reflect Company’s 1 to 3:141 forward stock split.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents amounted to $4,389 and $93,332, respectively. The Company’s cash deposits are held in financial institutions located in both Taiwan and the United States of America where there are currently regulations mandated on obligatory insurance of bank accounts. The Company believes these financial institutions are of high credit quality.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and nine months ended September 30, 2018 and 2017.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $7,575 and $132,110 for the three months ended September 30, 2018 and 2017, respectively. Total non-employee stock-based compensation expenses were $23,401 and $138,038 for the nine months ended September 30, 2018 and 2017, respectively.

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

Under FASB ASC Topic 740 “Income Taxes”, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2018 and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company is continuing to gather additional information to determine the final impact.

For the nine months ended September 30, 2018 and 2017, the Company’s income tax expense amounted $1,850 and $830, respectively.

Loss Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

Commitments and Contingencies

The Company has adopted ASC Topic 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in its interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects The Company is continuing to gather additional information to determine the final impact on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU 2018-13 will have on its financial statements.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  As of the date of this filing, we have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of new drug development operations, including limited capital resources, possible delays in reaching certain FDA milestones and licensing process. We do not believe we have sufficient funds to operate our business for the next 12 months.

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

Results of Operations

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

Results of Operations — Three Months Ended September 30, 2018 Compared to September 30, 2017.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three Months Ended September 30,
	2018	2017
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	123,846	144,212
Research and development expenses	44,301	3,083,314
Stock-based compensation	7,575	132,110
Total operating expenses	175,722	3,359,636

Loss from operations	(175,722)	(3,359,636)

Other income (expense)
Interest income	-	-
Interest expense	(42,851)	(27,460)
Total other income (expenses)	(42,851)	(27,460)

Loss from operations before income taxes	(218,573)	(3,387,096)

Provision for income taxes	-	-

Net Loss and Comprehensive Loss	$(218,573)	$(3,387,096)

Revenues. We generated zero in revenues and zero in cost of sales for the three months ended September 30, 2018 and 2017, respectively.

Operating Expenses.   Our operating expenses were $175,722 in the three months ended September 30, 2018 as compared to $3,359,636 in the three months ended September 30, 2017. Our total operating expenses decreased by $3,183,914, or (94.8)% during the three-month period ended September 30, 2018 from the comparable period of 2017. Such decrease in operating expenses was mainly attributed to the decrease in research and development expenses and stock-based compensation.

Our selling, general and administrative expenses decreased by $20,366 or approximately (14.1)% to $123,846 during the three months ended September 30, 2018 from $144,212 for the comparable period in 2017. The decrease in selling, general and administrative expenses was mainly due to the decrease in professional fees. Our research and development expenses decreased by $3,039,013 or approximately (98.6)% from $3,083,314 during the three months ended September 30, 2017 to $44,301 for the comparable period in 2018. Our research and development expenses decreased primarily because the Company recognized research and development expenses of $3,000,000 pursuant to BioFirst Collaborative Agreement during the three months ended September 30, 2017.

Interest Expense. The interest expense was $42,851 in the three months ended September 30, 2018 as compared to $27,460 in the three months ended September 30, 2017. The increase of $15,391, or 56% was primarily because the Company made the interest payments for various related-party loans and two convertible promissory notes.

Net Loss. The net loss was $218,573 for the three months ended September 30, 2018 compared to $3,387,096 for the three months ended September 30, 2017. The Company’s net loss decreased by $3,168,523 or (93.5)% during the three-month period ended September 30, 2018 from the comparable period of 2017 primarily due to the changes in its operating expenses as described above.

Results of Operations — Nine Months Ended September 30, 2018 Compared to September 30, 2017.

	Nine Months Ended September 30,
	2018	2017
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	520,256	521,954
Research and development expenses	135,006	3,125,964
Stock-based compensation	23,401	138,038
Total operating expenses	678,663	3,785,956

Loss from operations	(678,663)	(3,785,956)

Other income (expense)
Interest income	-	100
Interest expense	(114,682)	(74,960)
Total other income (expenses)	(114,682)	(74,860)

Loss from operations before income taxes	(793,345)	(3,860,816)

Provision for income taxes	1,850	830

Net Loss and Comprehensive Loss	$(795,195)	$(3,861,646)

Revenues. We generated zero in revenues and zero in cost of sales for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses. Our operating expenses were $678,663 in the nine months ended September 30, 2018 as compared to $3,785,956 in the nine months ended September 30, 2017. Our total operating expenses decreased by $3,107,293, or (82.1)% during the nine-month period ended September 30, 2018 from the comparable period of 2017. Such decrease in operating expenses was mainly attributable to the decrease in research and development expenses and stock-based compensation.

Our selling, general and administrative expenses for the nine months periods ended September 30, 2018 and 2017 did not change substantially. Our research and development expenses decreased by $2,990,958 or (95.7)% to $135,006 during the nine months ended September 30, 2018 from $3,125,964 in the nine months ended September 30, 2017 primarily because we recognized research and development expenses of $3,000,000 pursuant to BioFirst Collaborative Agreement during the nine months ended September 30, 2017.

Interest Expense. The interest expense was $114,682 in the nine months ended September 30, 2018 as compared to $74,960 in the nine months ended September 30, 2017. The increase of $39,722, or 53.0% in interest expenses was primarily because the Company made the interest payments for various related-party loans and two convertible promissory notes.

Net Loss. The net loss was $795,195 for the nine months ended September 30, 2018 compared to $3,861,646 for the nine months ended September 30, 2017. The Company’s net loss decreased by $3,066,451 or (79.4)% during the nine-month period ended September 30, 2018 from the comparable period in 2017 because of to the changes in its operating expenses as described above.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2018 ($)	As of December 31, 2017 ($)
	(Unaudited)
Current Assets	2,594,389	2,643,332
Current Liabilities	4,478,531	4,400,247
Working Capital (deficit)	(1,884,142)	(1,756,915)

Cash Flows

Cash Flow from Operating Activities

During the nine months ended September 30, 2018 and 2017, the net cash used in operating activities were $531,943 and $1,376,794, respectively. The decrease in the amount of $844,851 was primarily due to the decreased net loss and increased in accrued expenses and other current liabilities, partially offset by the decrease in due to related parties.

Cash Flow from Investing Activities

During the nine months ended September 30, 2018 and 2017, there was no net cash used in or generated from investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2018 and 2017, the net cash provided by financing activities were $443,000 and $1,563,000, respectively. The net cash provided by financing activities declined by $1,120,000 during the compared periods because we repaid a related party loan in the principal amount of $157,000, borrowed another related-party loan in the principal amount of $50,000, and issued two promissory notes in aggregate of $550,000 during the nine months ended September 30, 2018.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of September 30, 2018.

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

On May 9, 2018, the Company issued an eighteen-month unsecured convertible Yu and Wei Note in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust, pursuant to which the Company received $300,000. On June 27, 2018, the Company issued an eighteen-month unsecured convertible Keypoint Note in the aggregate principal amount of $250,000 to Keypoint, a related party of the Company, pursuant to which the Company received $250,000. The Company shall use the proceeds from both Yu and Wei Note and Keypoint Note for general working capital purposes.

The sales of the convertible notes as described above were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Except as disclosed above, the Company did not issue any unregistered equity securities during the period covered by this quarterly report on Form 10-Q.

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

American BriVision (Holding) Corporation

Dated: November 14, 2018	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)