Form 10-K
period 2018-12-31
American BriVision (Holding) Corp
filed 2019-04-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-91436

AMERICAN BRIVISION (HOLDING) CORPORATION

(Exact name of Company in its charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

44370 Old Warm Springs Blvd.

Fremont, CA 94538

(Address of principal executive offices, including zip code)

Registrant’s Telephone number, including area code: (845) 291-1291

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

As of June 29, 2018, approximately 65,086,753 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $123,664,830 based on  the available OTCQB closing price of $1.9 per share on June 29, 2018.

As of April 8, 2019, the registrant had 213,926,475 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

AMERICAN BRIVISION (HOLDING) CORPORATION

Form 10-K

For the Fiscal Year Ended December 31, 2018

i

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

ITEM 1.   DESCRIPTION OF BUSINESS

The Industry

The biotechnology industry focuses on developing breakthrough products and technologies to combat various types of diseases through efficient industrial manufacturing process. Such industry is an important business sector in the world’s economies and plays a key role in human health. Biotechnology companies generally require large amounts of capital investment for their Research & Development activities.  It may take up to tens of years to develop and commercialize a new drug or a new medical device. American BriVision (Holding) Corporation (“we” or the “Company”) is an early stage biotechnology company with a pipeline of six new drugs and one medical device under development, all of which are licensed from related parties of the Company.

Business Overview

We are a clinical stage biopharmaceutical company focused on utilizing our licensed technology to (i) further the development of pharmaceutical products with focuses on cancer and central nervous system indications, (ii) target patients that may potentially respond to such pharmaceutical products and (iii) obtain regulatory approvals for and commercialize such pharmaceutical products in various markets. Our business model includes the following steps and stages: 1) engaging medical research institutions, such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center, to conducting clinical trials of translational medicine for Proof of Concept (“POC”) on behalf of the Company; 2) retaining ownership of the research results by the Company, and 3) out-licensing the research results and data to pharmaceutical companies who will develop the products. We currently have no revenue generated from clinical research and development of six new drugs and one medical device, which is our primary business operations. Currently, we concentrate on the research and development of six new drugs licensed to us by BioLite Inc. (“BioLite Taiwan”), a company formed in Taiwan who is one of our principal shareholders. The six new drugs are ABV- 1501 Triple Negative Breast Cancer, ABV-1504 Major Depressive Disorder, ABV-1505 Attention Deficit Hyperactivity Disorder and Maitake Combination Therapy, ABV-1703 for the treatment of Pancreatic Cancer, ABV-1702 to treat Myelodysplastic syndromes and ABV-1601 Treating Depression in Cancer Patients. In addition, we are licensed to research and develop a medical device, ABV-1701 Vitargus for the treatments of Retinal Detachment or Vitreous Hemorrhage, a new medical device licensed from BioFirst Corporation, (“BioFirst”). BioFirst is a related party of the Company because a control beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and primary shareholder of BioFirst.

Consummation of the Mergers

As disclosed in a registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2018, as amended from time to time, the Company, BioLite Holding, Inc. (“BioLite”), BioKey, Inc. (“BioKey”), BioLite Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub 1”), and BioKey Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub 2”) were in the process of completing business combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of January 31, 2018 where ABVC would acquire BioLite and BioKey via issuing additional Common Stock of ABVC to the shareholders of BioLite and BioKey.

As disclosed on a current report on Form 8-k filed with the SEC on February 14, 2019, on February 8, 2019, the parties of the Merger Agreement consummated the merger transactions contemplated thereunder. Pursuant to the terms of the Merger Agreement, BioLite and BioKey have become two wholly-owned subsidiaries of the Company on February 8, 2019. The Company is in the process of issuing shares of its Common Stock as the consideration to the shareholders of BioLite and BioKey pursuant to the registration statement (the “Registration Statement on S-4”) on Form S-4 Amendment No. 3 filed with the SEC on January 16, 2019 which became effective by operation of law on or about February 5, 2019.

Our Compounds Licensed from BioLite

We are currently co-developing six new drug candidates with BioLite and BioLite Taiwan. Below is the description of each of the six new drug candidates.

I.	ABV- 1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (“TNBC”)

●	ABV- 1501 is developed from BLI-1401-2 whose active pharmaceutical ingredient is Yukiguni Maitake Extract 404. MSKCC conducted the Phase I clinical trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom), which is very similar to Yukiguni Maitake Extract 404. The Phase I trial focused on Grifola frondosa extract’s immunological effects on breast cancer patients. The results of the Phase I trial showed that oral administration of a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood.

●	Our Investigational New Drug (“IND”) application of ABV-1501 for the Phase II clinical trials referenced with MSKCC Maitake and such Phase II IND was approved in March 2016 by the U.S. FDA.

●	We are currently collaborating with BioHopeKing Corporation and in the process to file clinical trial application to the Taiwan FDA (“TFDA”) for conducting this combination therapy trial in Taiwan.

II.	ABV-1504 Major Depressive Disorder (“MDD”)

We are developing and researching ABV-1504, a botanical reuptake inhibitor that targets norepinephrine. Prior to clinical trials, we, through BioLite Taiwan, conducted radioligand-binding assay tests on ABV-1504. Radioligand-binding assays are used to characterize the binding effects of a drug to its target receptor. In the case of ABV-1504, the receptors of radioligand-binding assays are norepinephrine, dopamine and serotonin. The radioligand-binding assay test on norepinephrine was conducted from May 3 to May 8, 2007 and the radioligand-binding assay test on dopamine and serotonin was administered from November 26 to December 5, 2007. The result of radioligand-binding assay to norepinephrine of ABV-1504was 2.102 μg/ml of IC50, which indicated ABV-1504’s high inhibitory efficiency on norepinephrine. The results of radioligand-binding assay to dopamine and serotonin were not as good as to norepinephrine, which indicated lower inhibitory efficiency. Because research has shown that norepinephrine inhibitors can alleviate the level of depression, our research team saw ABV-1504’s potential to treat depression and decided to commence the clinical trial process of ABV-1504.

In 2013, ABVC, through BioLite, successfully completed the Phase I clinical trial of ABV-1504. The primary objective of the Phase I study was to assess the safety profile of ABV-1504. The safety endpoint was assessed based on the results of physical examinations, vital signs, laboratory data, electrocardiograms (“ECG”), Columbia-Suicide Severity Rating Scale evaluation and a number of adverse events during the study period. We began recruiting healthy people as subjects for the Phase I trial in Taiwan on October 30, 2012. For the Phase I trial, we screened 85 healthy volunteers at the Taipei Veterans General Hospital and eventually enrolled 30 people as trial subjects. We divided the subjects into four cohort groups and administered ABV-1504oral capsules of 380 mg, 1140 mg, 2280 mg, and 3800 mg to the subjects in each cohort group, respectively. BioLite visited the first subject the first time on November 13, 2012 and the last subject the last time on July 5, 2013. During the said period, no subject had a serious adverse event nor discontinued the trial due to any adverse events. ABVC did not observe any clinically significant findings in physical examinations, vital signs, electrocardiogram, laboratory measurements, and C-SSRS throughout the treatment period. However, ABVC observed the following mild adverse events: two subjects with flatulence and one subject with constipation in the single-dose 380mg cohort of seven subjects; one subject with somnolence and one subject with stomatitis ulcer in the single-dose 2,280 mg cohort. Comparatively, two subjects with somnolence and one subject with stomatitis ulcer were observed in the placebo group of seven subjects. ABVC did not observe any suicidal ideation or behavior throughout the trial period. ABV-1504’s Phase I clinical trial results reflected that the oral administration of ABV-1504 to healthy volunteers was safe and well-tolerated at the dose levels of from 380 mg to 3,800 mg.

ABVC received an IND approval to proceed with the Phase II clinical trial of ABV-1504 from the F.D.A. in March 2014 and an IND approval of its Phase II trial from the Taiwan F.D.A. in June 2014. For the Phase II trial, BioLite plans to administer oral capsules to 72 MDD patients (the trial subjects) in a randomized, double-blind study with a placebo control group to assess ABV-1504’s efficacy and safety profile, primarily in accordance with the Montgomery-Åsberg Depression Rating Scale (“MADRS”). ABVC via BioLite began recruiting Phase II subjects in March 2015 at the following study sites, Taipei Veterans General Hospital, Linkou Chang Gung Memorial Hospital, Taipei City Hospital-Songde Branch, Tri-Service General Hospital, Wan Fang Hospital and started recruiting MDD patients at Stanford Depression Research Clinic. The first five sites are in Taiwan and the last one is in United States. The primary endpoint of the Phase II trial is to see changes of the subjects’ MADRS total scores from the baseline scores of the placebo subjects within the first six weeks. The secondary objectives of the Phase II trial are to evaluate the efficacy and safety profile of ABV-1504 on other rating scales with secondary endpoints of (i) demonstrating changes in MADRS total scores from baseline scores within the second to seventh weeks and (ii) showing changes in the total scores on Hamilton Rating Scale for Depression (HAM-D-17), Hamilton Rating Scale for Anxiety (HAM-A), Depression and Somatic Symptoms Scale (DSSS), Clinical Global Impression Scale (CGI) from the baseline scores in the second, fourth, sixth and seventh week. ABVC plans to measure the percentages of partial responders (subjects with a 25% to 50% decrease of total MADRS scores from the baseline score) and responders (subjects with 50% or more decrease of total MADRS scores from the baseline score) by the second, fourth, sixth and seventh week. Additionally, ABVC intends to monitor the subjects’ performance in accordance with the Safety Assessments and Columbia-Suicide Severity Rating Scale from the screening stage to each subject’s last visit as well as to analyze the differences in the mean changes of MADRS, HAM-D-17, HAM-A, DSSS, CGI and Columbia-Suicide Severity Rating Scale scores of the subjects administered with ABV-1504 and the placebo group in the second, fourth, sixth and seventh week. As of the date of this annual report, ABVC continued the efforts on recruiting suitable subjects for the Phase II study which consists of Part I and Part II studies. The Part I study of ABV-1504, which is an open-label study and dose escalation evaluation in twelve patients, six subjects each at 1 (380 mg/capsule) or 2 capsules TID dose for 28 days, has been completed and passed the DSMB (Data and Safety Monitoring Board) committee for entering the Part II study. The Part II study of ABV-1504, which is a randomized, double-blind, placebo-controlled, parallel-group study, is aimed to enroll a total of 60 patients. As of the date of this annual report, ABVC has completed the in-live study for a total of 60 patients and had observed zero serious adverse events during this Part II study. Currently in progress are the clinical data lock, bio-statistical analysis and clinical study report preparation of the Part II study.

III.	ABV-1505 Attention Deficit Hyperactivity Disorder (“ADHD”)

We, via BioLite, developed the ADHD indication from the same API of ABV-1504. Also ABV-1505 shares the similar pharmaceutical mechanism of action of ABV-1505 inasmuch that ABV-1505 shows the potential of increasing the level of norepinephrine in human’s nervous system by inhibiting its reabsorption. Because of ABV-1505’s sufficient similarity with ABV-1504, in January 2016 the FDA approved our IND application to conduct ABV-1505’s Phase II clinical trial based on its pretrial research and Phase I trial results of ABV-1504.

For the Phase II trial, ABVC plans to recruit a maximum number of 105 ADHD patients as trial subjects in the United States, to whom ABVC intends to administer ABV-1505 oral capsules. ABVC together with its CROs designed a randomized, double-blind dose escalation study with a placebo-controlled group to assess the efficacy and safety profile of ABV-1505, primarily against the ADHD Rating Scale-IV (“ADHD-RS-IV”). The primary endpoint of the Phase II trial is a 40% or higher improvement on the ADHD-RS-IV from the respective baseline scores within a period of up to eight weeks. The secondary objective is to determine the efficacy and safety profile of ABV-1505 on other rating scales with secondary endpoints of (i) improvements of the total ADHD symptom scores from the respective baseline scores on the Conners’ Adult ADHD Rating Scale-Self Report: Short Version (“CAARS-S:S”) 18-Item for a treatment period of eight weeks at maximum; (ii) achievement of scores of two or lower on both the Clinical Global Impression-ADHD- Severity (“CGI-ADHD-S”) and Clinical Global Impression-ADHD-Improvement (“CGI-ADHD-I”) from the subjects’ respective baseline scores. As of the date of the annual report, ABVC is engaging with the UCSF for conducting the Phase II trial which consists of Part I and Part II. Part I clinical protocol, which is an open trial, has been approved by UCSF IRB Committee and US FDA and will be initiated in the second quarter of 2019, subject to our financial resources. We cannot guaranty that ABVC will begin the Part I Phase II clinical study of ABV-1505 as we have planned.

IV.	ABV-1702 to treat Myelodysplastic syndromes (“MDS”)

Through BioLite, ABVC started the preparation for ABV-1702’s Phase II clinical trials after receiving its IND approval from the FDA in July 2016. ABVC plans to recruit fifty-two subjects in the United States who are diagnosed with either IPSS int-1, IPSS int-2 or high risk MDS or CMML and may take azacitidine as part of the subjects’ prescription. Azacitidine is an FDA-approved drug used to treat MDS. ABVC intends to administer ABV-1702 in the oral liquid form along with azacitidine. The Phase II trial is divided into two parts, where Part 1 is to determine the safety and recommended dose level (“RDL”) of ABV-1702 in combination with azacitidine and Part 2 is to determine whether ABV-1702 under the established RDL reduces bactericidal and fungicidal infection in the subjects’ respiratory systems. The primary endpoint of Part 1 Phase II trial is to assess the safety and RDL profile of ABV-1702 administered with azacitidine by measuring ABV-1702’s prohibited toxicity. The secondary endpoints of Phase II Part 1 are to determine the safety, time-to-first infection after first dose (Day 1) of the first azacitidine treatment cycle, reduction in treatment requirements and duration of infections, enhancement of immune responses, improvements of response rates, progression, and survival rates of the subjects under such ABV-1702 - azacitidine combination treatment. The primary endpoint of Part 2 of Phase II is to determine whether ABV-1702 under the established RDL reduces bactericidal and fungicidal infection risks in the subjects’ respiratory systems in combination with azacitidine as compared to the control group with incidence of infections and incidence/frequency of inpatient hospitalization due to infections. The secondary endpoints of Part II are to determine the safety, time-to-first infection after first dose (Day 1) of the first azacitidine treatment cycle, reduction in required dosage and duration of infection, enhancement of immune responses, improvement of response rate, progression, and survival rates of the subjects under the trial conditions.

As of the date of this annual report, ABVC planned to commence the Phase II clinical trials of ABV-1702 in the fourth quarter of 2019 although neither BioLite nor ABVC can assure you that the Phase II trial will be initiated as planned. Due to the scarcity of MDS cases, BioLite applied for the orphan drug designation for ABV-1702 or BLI-1301. In April 2016, BioLite submitted a letter to the FDA in response to its queries with additional information about the proposed Phase II trial.

V.	ABV-1703 Pancreatic Cancer

In addition, ABVC developed a new indication for Pancreatic Cancer from Maitake Extract, which is named as ABV-1703 and out licensed to it Rgene for the preparation of its IND application with the FDA. On August 25, 2017, ABV-1703’s Phase II trial was approved by FDA. Pursuant to the ABVC-Rgene Co-development Agreement, ABVC is responsible for coordinating and conducting the clinical trials of ABV-1703 globally and Rgene shall prepare the related FDA applications. As of the date of this annual report, we are engaging with Cedars-Sinai Medical Center in the U.S. to conduct the phase II clinical trial and plan to initiate the phase II trial in the fourth quarter of 2019. We plan to submit ABV-1703’s phase II clinical trial IND to Taiwan FDA after we commence the clinical trials in the United States.

VI.	ABV-1601 Treating Depression in Cancer Patients

We developed the treatment of depression in cancer patient indication from the same API of ABV-1504. Also ABV-1601 shares the similar pharmaceutical mechanism of action of ABV-1504 inasmuch that ABV-1601 shows the potential of increasing the level of norepinephrine in human’s nervous system by inhibiting its reabsorption. Because of ABV-1601’s sufficient similarity with ABV-1504, the FDA approved our ABV-1601-001 clinical protocol under IND 112567 (the same IND for ABV-1504) in December 2018.

For the Phase II trial, ABVC plans to recruit a maximum number of 54 cancer patients with depression, to whom ABVC intends to administer ABV-1601 oral capsules. ABVC is engaging the Principal Investigator at Cedars-Sinai Medical Center in the U.S. which designed a randomized, double-blind dose escalation study with a comparator-controlled group to assess the efficacy and safety profile of ABV-1601, primarily against Montgomery-Åsberg Depression Rating Scale (MADRS) total score. The primary endpoint of the Phase II trial is change in MADRS, Hospital Anxiety and Depression Scale (HADS), and subscales (HADS-A and HADS-D), and Clinical Global Impression Scale (CGI) total scores from baseline in patients taking PDC-1421 compared to the comparator. As of the date of this report, the Part I clinical protocol, which is an open trial, has been submitted to Cedars-Sinai Medical Center IRB Committee for review and approval.

Collaboration Agreement with BioFirst and ABV-1701 Vitreous Substitute for Vitrectom

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

According to the BioFirst Agreement, we co-develop and commercialize BFC-1401 or ABV-1701 with BioFirst and are obligated to pay BioFirst $3,000,000 (the “Total Payment”) in cash or common stock of the Company on or before September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaboration Agreement, shall be paid upon execution of the Collaboration Agreement. The Company is entitled to receive 50% of the future net licensing income or net sales profit when ABV-1701 is sublicensed or commercialized. For more information about the BioFirst Agreement, please refer to the current report on Form 8-K filed on July 24, 2017. As of date of this report, the Company has not made the payment of $3,000,000 to BioFirst.

On November 7, 2016, the application of phase I clinical trial prepared and submitted by BioFirst was approved by Human Research Ethics Committee, Australia (“HREC”), and on November 14, 2016, it was approved by the Therapeutic Goods Administration, Australia (“TGA”).

We successfully finished the Phase I clinical trial of ABV-1701 at Sydney Retina Clinic and Day Surgery, a clinic located in Sydney, Australia. This was the only site for this Phase I clinical trial. The trial started on November 17, 2016, and was completed with positive results in July 2018. The Protocol Title is “A Phase I, single center, safety and tolerability study of Vitargus in the treatment of Retinal Detachment.”

The primary endpoint of this phase I clinical trial is to evaluate the safety and tolerability of a single intravitreal dose of Vitargus in patients as a vitreous substitute during vitrectomy surgery for retinal detachment. Intravitreal is a route of administration of a drug or other substance, in which the substance is delivered into the eyes. The secondary endpoint of this phase I clinical trial is to assess retinal attachment and Virtagus degradation at day 90 and to assess best corrected visual acuity (“BVCA”) after vitrectomy surgery. BVCA refers to the best possible vision a person can achieve. The primary and second endpoints are required by HREC for the purpose of evaluation of our Phase I clinical trial application. We enrolled an aggregate number of 10 patient subjects in this trial. On November 17, 2016, we received the approval from the Data and Safety Monitoring Board for the first subject, and nine (9) more subjects were enrolled thereafter. In this trial, Vitargus was injected into the vitreous cavity of vitrectomised eyes, whose vitreous gel was removed from the vitreous cavity after a vitrectomy surgery. Currently, we are in the process of preparing the final clinical study report for the Phase I trial.

Meanwhile, we are planning the pivotal study for ABV-1701 which is the next step after the successful completion of the Phase I clinical trial and the necessary step to obtain the Premarket Approval for this device. The pivotal study for ABV-1701 is designed to be a multi-nation and multi-site clinical trial involving several countries, including Australia, the U.S.A., Japan, Thailand, Taiwan, and People’s Republic of China.

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

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Because both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. As of the date of this report, the Company has received $450,000 in cash and the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s common stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. For more information about the Co-Dev Agreement, please refer to the current report on Form 8-K we filed on May 30, 2017.

As of date of this report, no net licensing income and/or net sales profit has occurred.

Control Release Technologies

ABVC through BioKey, has developed the proprietary control release systems that may delay the release of drugs into human bodies at various controlled paces. ABVC has at least ten more drugs in the company’s development pipeline for instance, BK102 Metaxalone to treat skeletal muscle pain or injury and BK503 Clarithromycin XR for the purpose of treating bacterial infections. In addition to the existing development in the pipeline, ABVC is reviewing potential drug candidates for potential licensing and co-development opportunities. ABVC focuses on the drug candidates that meet one or more of the following criteria:

●	Niche market potential;

●	Reliable control of API sources with DMF(Drug Master File) readily in place;

●	Competitive pricing for the APIs;

●	High development barrier;

●	Strategic co-development with distributors; and

●	Feasible with the Company’s skill sets and facility capacity

NDA Products

BK501: ABVC through BioKey has developed a new controlled release dosage form of an immediate release antithrombotic drug which has high frequency of side effects. BK501 will vastly improve patient compliance by reducing side effects. Through this joint venture, ABVC will pass portion of financial burden to our strategic alliance and expand its product market to Asia.

BK502: ABVC through BioKey has acquired exclusive right of the U.S. patent application for BK502 from a Delaware corporation which has developed a novel multi-component anti-diabetes drug that significantly improves both blood glucose and lipid profiles. This product is based primarily on Metformin, an oral anti-hyperglycemic drug used in the management of non-insulin-dependent diabetes mellitus, currently marketed by Bristol-Myers Squibb under the trade name of Glucophage. Metformin lowers blood sugar by keeping the liver from making too much sugar. However, most type 2 diabetics have problems not only with blood sugar but also with high cholesterol and triglycerides. BK502 is designed to lower not only the blood sugar but also lower the fatty blood components—triglycerides and cholesterol in the patient.

ANDA Products

ABVC through BioKey has developed the proprietary control release systems that may delay the release of drugs at various controlled paces. ABVC through BioKey has at least ten more drugs in its development pipeline, such as BK503 Clarithromycin XR for the purpose of treating bacterial infections, BK504 XL for treating depression, and BK509 for lowering cholesterol. In addition to the existing development in the pipeline, ABVC constantly reviews potential drug candidates for potential licensing and co-development opportunities. More candidates screened for the ANDA product pipeline include BK601 for obesity, BK602 for diabetes, BK603 for hypertension, and BK604 for Schizophrenia and bipolar disorder, etc.

CDMO Services

ABVC’s CDMO SBU provides a wide range of services, including API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (from Phase 1 through Phase 3) and commercial manufacturing of pharmaceutical products.

ABVC’s CDMO SBU provides a variety of regulatory services tailored to the needs of its customers, which include proofreading and regulatory review of submission documents related to formulation development, clinical trials, marketed products, generics, nutraceuticals and OTC products and training presentations. In addition to support ABVC’s new drug development, its CDMO SBU also on behalf of the outside clients, submits INDs, NDAs, ANDAs, and DMFs to the FDA in compliance with new electronic submission guidelines of the FDA. ABVC provides regulatory consulting services for the entire lifecycle of its clients’ drug development projects.

Analytical Services

ABVC’s analytical laboratory offers HPLC method development and validation, degradation studies, dissolution method development, cleaning validation and raw material testing. ABVC’s experienced chemists and developers adopt analytical assay methods with various columns (reversed phase, ion chromatography, and size exclusion) and UV and reflective index detectors to analyze pharmaceutical compounds that feature with or without chromophores. With respect to degradation studies, ABVC’s senior laboratory researchers conduct stressed sample degradation studies to determine potential degradants and impurity profiles. ABVC’s degradation studies generally involve identification process using diode array analysis of peak purity to develop a stability indicating chromatographic method. In addition, ABVC’s researchers and scientists help the clients to develop and perform dissolution profile studies for immediate release and extended release of finished products (tablets and capsules) in various media and pH buffer solutions such as simulated intestinal fluid (“SIF”), simulated gastric fluid (“SGF”), and acetate. ABVC provides its clients with services of developing and validating sensitive methods for swab samples and rinsing samples and total organic carbon to test and evaluate the cleanness of certain pharmaceutical equipment. ABVC’s laboratory has the capacity to use FT-IR to identify materials, such as APIs. ABVC’s laboratory may conduct basic physical/chemical testing according to various methods such as pH, turbidity, density, solubility profile over pH range, melting point, loss on drying, loss on ignition, viscosity and conductivity testing.

Product Development

ABVC provides services for formulation and process development of pharmaceutical products. ABVC supports its clients with FDA regulatory process, including sketches to ANDA, IND, and NDA filings. ABVC endeavors to satisfy the needs of its clients in a time-efficient and cost-saving manner. ABVC’s formulation and process development teams have deep scientific knowledge and extensive experience in this area. ABVC’s highly trained scientists and researchers endeavor to optimize the performance of its clients’ products, formulations and processes, using flexible scientific approaches, such as Design of Experiments (“DOE”) and Quality by Design (QbD).

GMP Manufacturing

ABVC owns a certified GMP manufacturing facility that is qualified to conduct clinical trials from Phase 1 to Phase 3 of drugs in oral solid dosage forms. ABVC’s cGMP manufacturing facility can manufacture the following forms of pharmaceutical products and processes for its clients: direct API or blend fill-in capsules, manual and automated encapsulation, wet granulation or tray drying process, tablet compression and coating process, packaging solid dosage forms for ANDA and IND submission.

ABVC’s GMP facility consists of the GMP suite, product development area, analytical laboratory, food processing area, caged area and receiving area. The facility was established in December 2008 and received its first drug manufacturing license in June 2009. ABVC’s current drug manufacturing license allows it to manufacture drugs thereon until the expiration of such license on December 2, 2019. ABVC plans to renew its drug manufacturing license in a timely manner before its expiration.

Market Opportunity and Growth Strategy/Business Plan

ABVC’s research and development department aims to translating the laboratory research results to new drug candidates ready for Phase III clinical trials together with its CDMO SBU. Botanical products may be classified as foods, dietary supplements, drugs, medical devices or cosmetics, depending on their “intended use.” There is a fine line separating drugs from foods and dietary supplements. We focus primarily on developing botanical drugs, which by definition are intended for use in the diagnosis, cure, mitigation or treatment of disease in humans. Together with ABVC’s strategic partners, it plans to market, distribute and sell its drug products internationally, in areas such as the United States, Canada and Japan. ABVC needs to have the drug candidates comply with the local authorities regulating drugs and foods, for example the FDA and the Taiwan Food and Drug Administration (“TFDA”), in order to market our drug products in the respective areas. Currently, a lot of countries follow the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the “ICH”) guidelines that are published by the European Medicines to provide guidance on quality and safety of pharmaceutical development and new drug commercialization among Japan, the United States and Europe. Based on ABVC’s new drug development experience, ABVC made a strategic decision to have its drug candidates go through the FDA process for new drug development first and then seek regulatory approvals on the FDA approved drugs from the authorities equivalent to the FDA in the jurisdictions where ABVC plans to market its new drug products.

Competitive Advantages

We believe that our drug candidates possess their respective competitive advantages over other therapeutic products that are currently available. However, due to limited information and resources, we cannot compare our drug candidates with all other drug candidates under development and research by other research institutions and/or biopharmaceutical companies.

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

3. We have new drug products related to central nervous system, cancers and autoimmune and one new medical device for vitreous substitutes under development. This development portfolio diversifies our research risks by focusing on three different medical fields.

We are currently negotiating with potential medical center partners regarding conducting clinical trials on certain compounds in our pipeline. However, we cannot provide any assurance that we will find a qualified medical center to conduct clinical trials of any of our new drug products or enter into a definitive licensing agreement with any pharmaceutical companies.

Intellectual Property

The Products are dependent on, or are the subject of the following patents and patent applications.

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
1	granted	6911222	6/28/2005	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 1	The U.S.	MPITDC
2	granted	7175861	2/13/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 2	The U.S.	MPITDC
3	granted	7179496	2/20/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 3	The U.S.	MPITDC
4	granted	7223425	5/29/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 4	The U.S.	MPITDC
5	granted	0001337647	1/31/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Italy	MPITDC
6	granted	CH693499	9/15/2003	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Switzerland	MPITDC
7	granted	10220149	4/26/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Germany	MPITDC
8	granted	GB2383951	6/7/2006	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	United Kingdom	MPITDC
9	granted	4109907	6/6/2002	6/5/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Japan	MPITDC
10	granted	FR2834643	7/18/2003	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	France	MPITDC
11	granted	I295576	4/11/2008	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Taiwan	MPITDC
12	granted	DE202007003503 U1	8/23/2007	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Germany	MPITDC
13	granted	7531519	5/12/2009	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	The U.S.	MPITDC
14	granted	4620652	11/20/2006	11/19/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Japan	MPITDC
15	granted	I 314453	9/21/2006	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Taiwan	MPITDC
16	granted	I389713	3/21/2013	10/13/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	Taiwan	NHRI
17	granted	US 8197849 B2	6/12/2012	8/30/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	The U.S.	NHRI

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
18	granted	AU 2011/215775 B2	4/17/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Australia	NHRI
19	granted	KR 10-1428898	8/4/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Korea	NHRI
20	granted	CA 2786911 (C)	10/6/2015	2/10/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Canada	NHRI
21	granted	WO2011100469 A1	N/A(4)	N/A(4)	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	PCT	NHRI
22	granted	EP 2534200	4/8/2015	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	European Union (Germany, United Kingdom, France, Switzerland, Spain, Italy)	NHRI
23	granted	特許第 5885349號	2/9/2011	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Japan	NHRI
24	granted	ZL 201180005494.7	12/24/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	China	NHRI
25	granted	HK1178188	3/6/2015	6/21/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	Hong Kong (5)	NHRI

(1)	“MPITDC” stands for Medical and Pharmaceutical Industry Technology and Development Center, Taiwan.

(2)	“NHRI” stands for National Health Research Institutes, Taiwan.

(3)	The patent name is translated into English and the original patent name is written as “交联氧化透明质酸作为眼球玻璃体之替代物.”

(4)	The starting date and expiration date of patents under PTC are subject to the laws of the specific participating jurisdiction where the patent application is filed. We have subsequently submitted such patent to the jurisdictions listed in No.22 herein above.

(5)	NHRI has obtained standard patent in Hong Kong based on the registration of the patent (listed as No.24 herein) granted by the State Intellectual Property Office, People’s Republic of China.

The Products are dependent on, or are the subject of the following patents and patent applications.

Title	Patent Number	Type	Country	Issue Date	Expiration Date

Anti-depression pharmaceutical Composition containing polygala Extract	6911222	Patent	US	6/28/2005	8/24/2022

Anti-depression pharmaceutical Composition containing Polygala Extract	7175861	Patent	US	2/13/2007	4/28/2023

Anti-depression pharmaceutical Composition containing Polygala Extract	7179496	Patent	US	2/20/2007	4/28/2023

Anti-depression pharmaceutical Composition containing polygala Extract	7223425	Patent	US	5/29/2007	4/26/2023

Anti-depression Pharmaceutical Composition Containing Polygala Extract	1337647	Patent	IT	1/31/2007	4/24/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	693499	Patent	CH	9/15/2003	5/2/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	10220149	Patent	DE	4/26/2007	5/26/2022

Anti-depression Pharmaceutical Composition Containing Polygala Extract	GB2383951	Patent	GB	6/7/2006	5/10/2020

Anti-depression Pharmaceutical Composition Containing Polygala Extract	4109907	Patent	JP	4/11/2008	6/6/2022

Title	Patent Number	Type	Country	Issue Date	Expiration Date

Anti-depression Pharmaceutical Composition Containing Polygala Extract	207794	Patent	FR	4/15/2005	6/24/2022

Polygalatenosides and use thereof as an antidepressant agent	202007003503	Patent	DE	7/19/2007	4/9/2025

Polygalatenosides and use thereof as an antidepressant agent	7531519	Patent	US	5/12/2009	1/11/2028

Polygalatenosides and use thereof as an antidepressant agent	4620652	Patent	JP	11/5/2011	11/20/2026

Anti-depression Pharmaceutical Composition Containing Polygala Extract	I 295576	Patent	TW	4/11/2008	1/11/2022

Polygalatenosides and use thereof as an antidepressant agent	I 314453	Patent	TW	9/11/2009	9/11/2026

從Grifola提取的抗腫瘤物質	CN1120173	Patent	CN	9/3/2003	9/3/2023

Antitumor substance extracted from grifola	US5854404 A	Patent	US	12/29/1998	6/22/2022

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

We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to the treatment of oocyte donors, the manufacturing environment under which human cells for therapy are derived, safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents. We cannot accurately predict the influence on our research operations caused by regulatory changes.

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

Employees

As of April 8, 2019, we, including the subsidiaries, have thirty-eight employees, located in the U.S. and Taiwan. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

On October 2, 2018, ABVC entered into a sublease agreement with BioKey pursuant to which ABVC leases one office 110B for a total rent of $800 per month, utilities included. ABVC may terminate the sublease agreement with one month notice.

Our Subsidiary BioLite has its laboratories located in Hsinchu Biomedical Science Park, with an address of 20, Sec. 2, Shengyi Rd., 2nd Floor, Zhubei City, Hsinchu County 302, Taiwan (R.O.C.). On January 1, 2015, BioLite Taiwan entered into a lease agreement with the National Science Park Administrative Office (Hsinchu City) under which it rents two dormitory buildings in Hsinchu City, Taiwan for a period of five years. The rent increases by a small percentage each year during the term of the lease agreement. During the fiscal years of 2018 and 2017, BioLite paid approximately $0 and $29,200, respectively, and for the year ended December 31, 2018, BioLite paid approximately $20,497 for the dormitory, with respect to the dormitory lease. In addition, BioLite leases four spaces as its laboratories in Hsinchu City, Taiwan. BioLite Taiwan and the National Science Park Administrative Office (Hsinchu City) entered into four five-year term leases which commenced respectively on May 12, 2014, January 1, 2015, January 1, 2016 and January 1, 2016. The aggregate leasing area amounts to approximately 36,425 square meters (equivalent to approximately 392,075 square feet), of which BioLite Taiwan leased 678 square meters (equivalent to approximately 7,298 square feet) on the second floor of the building. The leased space counts for approximately 1.9% of the total space of the building. In the fiscal year of 2018 and 2017, BioLite incurred rental expenses relating the laboratory spaces in the amount of approximately $9,000 per month. BioLite rented its office from Lion Art Promotion Inc. (“LION”), a related party of BioLite and its lease is renewable annually. BioLite paid $9,486 and $37,592 for the years ended December 31, 2018 and 2017, respectively.

Another of our Subsidiary BioKey is headquartered in Fremont, California. BioKey’s office lease will end on February 28, 2021 and the office occupies approximately 28,186 square feet. BioKey’s space consists of offices, research and production laboratories, and manufacturing facilities. BioKey has an option to extend the lease for its offices in Fremont a period of five years commencing February 28, 2021, and BioKey may exercise this option for 5 more years. The total BioKey’s rental expenses were $275,638 and $271,642 for the years ended December 31, 2018 and 2017, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Unless disclosed otherwise, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

Quarter Ended	High Bid	Low Bid

3/31/18	2.00	1.50
6/30/18	2.00	1.65
9/30/18	2.00	1.89
12/31/18	2.00	2.00

3/31/17	2.00	2.00
6/30/17	2.00	2.00
9/30/17	2.00	2.00
12/31/17	2.00	2.00

b) Holders.  As of April 8, 2019, we had approximately 262 shareholders of record of our common stock.

c) Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans.  On February 17, 2016, pursuant to the 2016 Equity Incentive Plan (the “2016 Plan”), 157,050 shares were granted to the employees.

e) Performance graph.  Not applicable.

f) Sale of unregistered securities.

Except that disclosed in the Company’s quarterly reports filed with the SEC during the fiscal year of 2018, we have no sales of unregistered securities during the fiscal years of 2018. From January 1, 2018 to the date of this annual report, the Company issued convertible notes of an aggregate amount of $800,000 to three non-U.S. investors for the Company’s general working capital purposes in reliance on an exemption from registration set forth in section 4(2) of the Securities Act, as amended.

ITEM 6  SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Concerning Forward-Looking Statements.”

As used in this Report, the terms “we”, “us”, “our”, and “our Company” and “the Company” refer to American BriVision (Holding) Corporation and its subsidiaries, unless otherwise indicated.

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

Overview

Prior to the Share Exchange, we were a company operating a web site for the sale of women’s apparel.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

On February 8, 2016, a Share Exchange Agreement (“Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation (the “Company”), American BriVision Corporation, a Delaware Corporation (“BriVision”), Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 shares of common stock of the Company, and the persons listed in Exhibit A thereof (the “BriVision Shareholders”), being the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”).

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

Under the Collaborative Agreement, BriVision is obligated to pay a total of up to $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

●	upfront payment was payable upon the signing of this Collaborative Agreement: 3.5% of total payment. After receiving upfront payment from BriVision, BioLite has to deliver all data to BriVision in one week.

●	upon the first IND submission, BriVision was obligated to pay, but no later than December 15, 2016: 6.5% of total payment. After receiving the second payment from BriVision, BioLite has to deliver the IND package to BriVision in one week.

●	at the completion of first phase II clinical trial, BriVision was obligated to pay, but no later than September 15, 2017: 15% of total payment. After receiving third payment from BriVision, BioLite has to deliver the phase II clinical study report to BriVision in three months.

●	upon the phase III IND submission, BriVision is obligated to pay, but no later than December 15, 2018: 20% of total payment. After receiving the fourth payment from BriVision, BioLite has to deliver the IND package to BriVision in one week.

●	at the completion of phase III, BriVision is obliged to pay, but no later than September 15, 2019: 25% of total payment. After receiving the fifth payment from BriVision, BioLite has to deliver phase III clinical study report to BriVision in three months.

●	upon the NDA submission, BriVision obliged to pay, but no later than December 15, 2020, 30% of total payment. After receiving the sixth payment from BriVision, BioLite has to deliver NDA package to BriVision in one week.

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

According to the BioFirst Agreement, we co-develop and commercialize BFC-1401 with BioFirst and should pay BioFirst $3,000,000 (the “Total Payment”) in cash or common stock of the Company on or before September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaboration Agreement, shall be paid upon execution of the Collaboration Agreement. The Company is entitled to receive 50% of the future net licensing income or net sales profit when BFC-1401 is sublicensed or commercialized. For more information about the BioFirst Agreement, please refer to the current report on Form 8-K filed on July 24, 2017.  As of the date of this report, we have not made the payment of $3,000,000 to BioFirst.

As disclosed on a current report on Form 8-k filed with the SEC on February 14, 2019, on February 8, 2019, the parties of the Merger Agreement consummated the merger transactions contemplated thereunder. Pursuant to the terms of the Merger Agreement, BioLite and BioKey have become two wholly-owned subsidiaries of the Company on February 8, 2019. The Company is in the process of issuing shares of its Common Stock as the consideration to the shareholders of BioLite and BioKey pursuant to the registration statement (the “Registration Statement on S-4”) on Form S-4 Amendment No. 3 filed with the SEC on January 16, 2019 which became effective by operation of law on or about February 5, 2019.

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

On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company has recognized investment loss of $549. On December 31, 2018, the Company has determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. However, all projects that have been initiated and scheduled will be continuously managed and supported by the Company and Rgene.

Revenue Generation

Most of our licensed products are still under development and trial stage. Therefore, no revenue is expected in the near term.

Research and Development

During the year ended December 31, 2018, we spent approximately $669,668 on research and development.

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

Fiscal Year

The Company changed its fiscal year from the period beginning on October 1st and ending on September 30th to the period beginning on January 1st and ending on December 31st, beginning January 1, 2018. As a result, the current fiscal period is a three-month transition period ended on December 31, 2017. In these consolidated statements, including the notes thereto, the current period financial results ended December 31, 2017 are for a three-month period. Audited results for the twelve months ended September 30, 2017 and 2016 are both for twelve-month periods. In addition, the Company’s consolidated statements of operations and consolidated statements of cash flows include unaudited comparative amounts for the three-month period ended December 31, 2016. All references herein to a fiscal year prior to December 31, 2017 refer to the twelve months ended September 30th of such year.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2018 and 2017.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2018, the Company’s cash and cash equivalents amounted to $40,044. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the years ended December 31, 2018 and 2017, respectively.

 The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $28,800 and $155,400 for the years ended December 31, 2018 and 2017, respectively.

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

 Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2018 and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

For the years ended December 31, 2018 and 2017, the Company’s income tax expense amounted to $1,850 and $830, respectively.

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

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting should Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and accompanying notes that appear in our Annual Report on Form 10-K.

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

Results of Operations — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017.

The following table presents, for the period indicated, our consolidated statements of operations information.

	Year Ended December 31,
	2018	2017

Revenues	$-	$-

Cost of revenues	-	-

Gross profit (loss)	-	-

Operating expenses
Selling, general and administrative expenses	695,148	811,685
Research and development expenses	669,668	3,171,665
Stock based compensation expenses	28,800	155,400

Loss from operations	(1,393,616)	(4,138,750)

Other income(expenses)
Interest income	93	180
Interest expense	(155,930)	(103,460)
Investment Loss	(549)	-
Loss on investment in equity securities	(2,549,451)	-
Total other income (expenses)	(2,705,837)	103,280

Loss from continuing operations before provision income tax	(4,099,453)	(4,242,030)

Provision income tax	1,850	8,30

Net Loss	$(4,101,303)	(4,242,860)

Revenues.  We did not generate any revenue during the year ended December 31, 2018 and 2017. As such, we did not incur any cost associated with revenues during the same periods.

Operating Expenses. Our operating expenses were $1,393,616 for the year ended December 31, 2018 as compared to $4,138,750 for the year ended December 31, 2017. The decrease in operating expenses in the amount of $2,745,134 or (66.33)% in the year ended December 31, 2018 was primarily caused by the decrease in research and development expense, which was operating at a normal rate in 2018, after the Company has established meaningful collaborative agreements with strategic partners, such as BioFirst.

Loss on investment in equity securities. The loss on investment in equity securities was $2,549,451 for the year ended December 31, 2018 as compared to $0 for the year ended December 31, 2017. The increase of expenses by $2,549,451 was attributable to the other-than temporary impairment on equity investment for Rgene due to the operating performance and adverse changes in market conditions of Rgene. However, all projects that have been initiated and scheduled will be continuously managed and supported by the Company and Rgene.

Net Loss. As a result of the above factors, the net loss was $4,101,303 and $4,242,860 for the years ended December 31, 2018 and 2017. The decrease of net loss in the year ended December 31, 2018 as compared to the same period ended December 31, 2017 was in an amount of $141,557 or by (3.34)%.

Liquidity and Capital Resources

Working Capital Summary

	As of December 31, 2018 ($)	As of December 31, 2017 ($)

Current Assets	96,273	2,643,332
Current Liabilities	5,568,224	4,400,247
Working Capital (Deficit)	(5,471,951)	(1,756,915)

Cash Flows

	Years Ended
	December 31,
	2018	2017

Cash Flows Used in Operating Activities	$(630,195)	$(1,485,313)
Cash Flows Provided by Financing Activities	593,000	1,560,000
Net (Decrease) Increase in Cash During Period	$(37,195)	$74,687

Cash Flow from Operating Activities

During the years ended December 31, 2018 and 2017, the net cash used in operating activities were $630,195 and $1,485,313, respectively, reflecting a decrease of $855,118 or (57.57)%. Such decrease was primarily caused by the recognition of loss on investment in equity securities and the change in accrued expenses and due to related parties during the year ended December 31, 2018.

Cash Flow from Investing Activities

There was no net cash used or generated from investing activities during the years ended December 31, 2018 and 2017.

Cash Flow from Financing Activities

During the year ended December 31, 2018 and 2017, net cash generated from financing activities was 593,000 and $1,560,000, respectively. The decrease of $967,000 or (61.99)% in net cash generated from financing activities was because the Company borrowed less money from related parties and also made repayments for outstanding loans in the fiscal year of 2018.

Critical Accounting Policy and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Going Concern Consideration

We have incurred losses since its inception resulting in an accumulated deficit of $19,877,901 and $15,776,598 as of December 31, 2018 and 2017, respectively, and net loss of $4,101,303 during the fiscal year ended December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months.

We expect to finance operations primarily through capital contributions from the principal shareholders and other sources. We are in the process of raising funds publicly as stated on a registration statement on Form S-1, as amended on February 14, 2019. Our continuing operation depends on the success of our financing, including both debt and equity.

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Audit ● Tax ● Consulting ● Financial Advisory
Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American BriVision (Holding) Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American BriVision (Holding) Corporation and subsidiaries (collectively “the Company”) as of December 31, 2018 and 2017, the related statement of operations, stockholders’ equity(deficit), and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying consolidated financial statements have been prepared assuming that American BriVision (Holding) Corporation and subsidiaries will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2017.
Diamond Bar, California
April 4, 2019

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets
Current assets
Cash	$40,044	$93,332
Restricted cash and cash equivalents	16,093	-
Receivable from collaboration partners – related parties	-	2,550,000
Due from related parties	40,000	-
Prepaid expenses	136	-
Total Current Assets	96,273	2,643,332

Total Assets	$96,273	$2,643,332

Liabilities and Stockholders’ Deficit
Accrued expense	$555,449	$170,927
Due to related parties	4,462,775	4,229,320
Convertible notes payable, current portion	300,000	-
Convertible notes payable - related parties, current portion	250,000	-
Total Current Liabilities	$5,568,224	$4,400,247
Noncurrent Liabilities
Convertible notes payable - related parties	250,000	-
Accrued interest	27,467	-
Total Liabilities	$5,845,691	$4,400,247

Commitments and Contingencies

Stockholders’ deficit
Common Stock 360,000,000 authorized at $0.001 par value; shares issued and outstanding 213,926,475 and 213,746,647 at December 31, 2018 and December 31, 2017, respectively	213,927	213,747
Additional paid-in capital	13,914,556	13,805,936
Accumulated deficit	(19,877,901)	(15,776,598)
Total stockholders’ deficit	(5,749,418)	(1,756,915)
Total Liabilities and Stockholders’ Deficit	$96,273	$2,643,332

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	695,148	811,685
Research and development expenses	669,668	3,171,665
Stock based compensation	28,800	155,400
Total operating expenses	1,393,616	4,138,750

Loss from operations	(1,393,616)	(4,138,750)

Other income (expense)
Interest income	93	180
Interest expense	(155,930)	(103,460)
Investment loss	(549)	-
Loss on investment in equity securities	(2,549,451)	-
Total other expenses	(2,705,837)	(103,280)

Loss before provision income tax	(4,099,453)	(4,242,030)

Provision for income tax	1,850	830

Net loss	(4,101,303)	(4,242,860)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	213,884,105	213,321,921

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional		Stockholders’
	Number of		paid-in	Accumulated	equity
	shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2016	$210,821,647	$210,822	$4,803,461	11,533,738	$(6,519,455)
Issuance of common shares	2,925,000	2,925	5,847,075	-	5,850,000
Stock based compensation	-	-	85,400	-	85,400
Capital contribution from related parties under common control	-	-	3,070,000	-	3,070,000
Net loss for the period	-	-	-	(4,242,860)	(4,242,860)
Balance at December 31, 2017	213,746,647	213,747	13,805,936	(15,776,598)	(1,756,915)
Issuance of common shares	179,828	180	79,820	-	80,000
Stock based compensation	-	-	28,800	-	28,800
Net loss for the period	-	-	-	(4,101,303)	(4,101,303)
Balance at December 31, 2018	213,926,475	213,927	13,914,556	(19,877,901)	(5,749,418)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Cash flows from operating activities
Net loss from continuing operations	$(4,101,303)	$(4,242,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for nonemployees	28,800	155,400
Investment loss	549	-
Loss on investment in equity securities	2,549,451	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	(136)	-
Decrease (increase) in due from related parties	(40,000)	-
Increase (decrease) in accrued expenses and other current liabilities	491,989	132,827
Increase (decrease) in due to related parties	440,455	2,469,320
Net cash used in operating activities	(630,195)	(1,485,313)
Cash flows from financing activities
Capital contribution from related parties under common control	-	450,000
Proceeds from convertible notes	800,000	-
Borrowings from related parties	50,000	1,110,000
Repayment of borrowings from related parties	(257,000)	-
Net cash provided by financing activities	593,000	1,560,000

Effect of exchange rate changes on cash and cash equivalents	-	-

Net increase (decrease) in cash and cash equivalents	(37,195)	74,687

Cash and cash equivalents
Beginning	93,332	18,645
Ending	$56,137	$93,332

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$127,056	$86,000
Income taxes paid	$1,850	$830

Non-cash financing and investing activities
Common shares issued for employees and consultants	$80,000	-
Common shares issued for due to related parties	-	$5,850,000
Capital contribution from related parties under common control	$-	$2,550,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Merger

As disclosed in a registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2018, as amended from time to time, the Company, BioLite Holding, Inc. (“BioLite”), BioKey, Inc. (“BioKey”), BioLite Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub 1”), and BioKey Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub 2”) (collectively referred to as the “Parties”) were in the process of completing business combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of January 31, 2018 where ABVC would acquire BioLite and BioKey via issuing additional Common Stock of ABVC to the shareholders of BioLite and BioKey.

On February 8, 2019, the Parties of the Merger Agreement consummated the Merger transactions. Pursuant to the terms of the Merger Agreement, BioLite and BioKey became two wholly-owned subsidiaries of the Company on February 8, 2019. As of the date of this report, the Company is in the process of issuing shares of its Common Stock as Merger Consideration to the shareholders of BioLite and BioKey pursuant to the registration statement (the “Registration Statement on S-4”) on Form S-4 Amendment No. 3 filed with the SEC on January 16, 2019 which became effective by operation of law on or about February 5, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, due from related parties, accrued expenses, and due to related parties approximate fair value due to their relatively short maturities. The carrying value of the Company’s convertible notes payable and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2018 and 2017, the Company’s cash and cash equivalents amounted $40,044 and $93,332, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan.

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

Revenue Recognition

The Company has yet to realize revenues from operations.

During the fiscal year 2018, the Company adopted Accounting Standards Codification (“ASC”), Topic 606 (ASC 606), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018, and applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018 for the cumulative effect. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing collaborative agreements as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented.

Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The following are examples of when the Company recognizes revenue based on the types of payments the Company receives.

Collaborative Revenues — The Company recognizes collaborative revenues generated through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company related to one or more of the following: nonrefundable upfront license fees, development and commercial milestones, partial or complete reimbursement of research and development costs, and royalties on net sales of licensed products. Each type of payments results in collaborative revenues except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. To date, we have not received any royalty revenues. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the collaboration partners.

As part of the accounting for these arrangements, the Company applies judgment to determine whether the performance obligations are distinct, and develop assumptions in determining the stand-alone selling price for each distinct performance obligation identified in the collaboration agreements. To determine the stand-alone selling price, the Company relies on assumptions which may include forecasted revenues, development timelines, reimbursement rates for R&D personnel costs, discount rates and probabilities of technical and regulatory success.

The Company had multiple deliverables under the collaborative agreements, including deliverables relating to grants of technology licenses, regulatory and clinical development, and marketing activities. Estimation of the performance periods of the Company’s deliverables requires the use of management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, the Company’s experience in conducting clinical development, regulatory and manufacturing activities. The Company reviews the estimated duration of its performance periods under its collaborative agreements on an annually basis, and makes any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period under its collaborative agreements could impact the timing of future revenue recognition.

(i)	Nonrefundable upfront payments

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, the Company recognizes revenue from the related nonrefundable upfront payments based on the relative standalone selling price prescribed to the license compared to the total selling price of the arrangement. The revenue is recognized when the license is transferred to the collaboration partners and the collaboration partners are able to use and benefit from the license. To date, the receipt of nonrefundable upfront fees was solely for the compensation of past research efforts and contributions made by the Company before the collaborative agreements entered into and it does not relate to any future obligations and commitments made between the Company and the collaboration partners in the collaborative agreements.

(ii)	Milestone payments

The Company is eligible to receive milestone payments under the collaborative agreement with collaboration partners based on achievement of specified development, regulatory and commercial events. Management evaluated the nature of the events triggering these contingent payments, and concluded that these events fall into two categories: (a) events which involve the performance of the Company’s obligations under the collaborative agreement with collaboration partners, and (b) events which do not involve the performance of the Company’s obligations under the collaborative agreement with collaboration partners.

The former category of milestone payments consists of those triggered by development and regulatory activities in the territories specified in the collaborative agreements. Management concluded that each of these payments constitute substantive milestone payments. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company, (iii) each of the milestone payments is nonrefundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, the Company recognizes any revenue from these milestone payments in the period in which the underlying triggering event occurs.

(iii)	Multiple Element Arrangements

The Company evaluates multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within its control. In assessing whether an item under a collaboration has standalone value, the Company considers factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers whether its collaboration partners can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s), and whether there are other vendors that can provide the undelivered element(s).

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 606 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognizes revenue from the combined unit of accounting over the Company’s contractual or estimated performance period for the undelivered elements, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from its performance to achieve the milestone, (2) the consideration relates solely to past performance and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, assuming all other revenue recognition criteria are met.

(iv)	Royalties and Profit Sharing Payments

Under the collaborative agreement with the collaboration partners, the Company is entitled to receive royalties on sales of products, which is at certain percentage of the net sales. The Company recognizes revenue from these events based on the revenue recognition criteria set forth in ASC 606. Based on those criteria, the Company considers these payments to be contingent revenues, and recognizes them as revenue in the period in which the applicable contingency is resolved.

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

Long-term Equity Investment

The Company acquires the equity investments to promote business and strategic objectives. The Company accounts for non-marketable equity and other equity investments for which the Company does not have control over the investees as:

●	Equity method investments when the Company has the ability to exercise significant influence, but not control, over the investee. Its proportionate share of the income or loss is recognized monthly and is recorded in gains (losses) on equity investments.

●	Non-marketable cost method investments when the equity method does not apply.

Significant judgment is required to identify whether an impairment exists in the valuation of the Company’s non-marketable equity investments, and therefore the Company considers this a critical accounting estimate. Its yearly analysis considers both qualitative and quantitative factors that may have a significant impact on the investee’s fair value. Qualitative analysis of its investments involves understanding the financial performance and near-term prospects of the investee, changes in general market conditions in the investee’s industry or geographic area, and the management and governance structure of the investee. Quantitative assessments of the fair value of its investments are developed using the market and income approaches. The market approach includes the use of comparable financial metrics of private and public companies and recent financing rounds. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees’ revenue, costs, and discount rates. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $2,549,451 and $0 for the years ended December 31, 2018 and 2017, respectively.

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC Topic 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the years ended December 31, 2018 and 2017.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $28,800 and $155,400 for the years ended December 31, 2018 and 2017, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2018 and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

For the years ended December 31, 2018 and 2017, the Company’s income tax expense amounted $1,850 and $830, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (ASC 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company anticipates adopting this standard with an effective date of January 1, 2019 using the prospective adoption approach. The Company has evaluated the changes from this standard to its future financial reporting and disclosures, and has designed and implemented related processes and controls to address these changes. The Company believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its office operating lease; and (2) providing significant new disclosures about its leasing activities related to the amount, timing and uncertainty of cash flows arising from leases. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its financial statements and disclosures.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the condensed consolidated financial statements.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $19,877,901 and $15,776,598 as of December 31, 2018 and 2017, respectively, and incurred net loss of $4,101,303 and $4,242,860 for the years ended December 31, 2018 and 2017, respectively. The Company also had working capital deficiency of $5,471,951 and $1,756,915 at December 31, 2018 and 2017, respectively.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

4. COLLABORATIVE AGREEMENTS

Collaborative agreement with BioLite Inc., a related party

On December 29, 2015, American BriVision Corporation entered into a collaborative agreement (the “BioLite Collaborative Agreement”) with BioLite Inc. (the “BioLite”), a related party (See Note 8), pursuant to which BioLite granted BriVision sole licensing rights for drug and therapeutic use of five products, including BLI-1005 CNS-Major Depressive Disorder, BLI-1008 CNS-Attention Deficit Hyperactivity Disorder, BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1, BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer, and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in the U.S.A and Canada. Under the BioLite Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

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

Pursuant to the BioLite Collaborative Agreement, the 15% of total payment, $15,000,000 shall be made at the completion of first phase II clinical trial. As of December 31, 2018, the first phase II clinical trial research has not completed yet.

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

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 8). Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Co-Dev Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides of $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of Yuangene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. During the year ended December 31, 2017, the Company has received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company has recognized investment loss of $549. On December 31, 2018, the Company has determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. However, all projects that have been initiated and scheduled will be continuously managed and supported by the Company and Rgene (See Note 5).

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, American BriVision Corporation entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of Yuangene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 8).

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

On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision. No payment has been made by the Company as of the date of this report. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended September 30, 2017.

5. LONG-TERM INVESTMENT

On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares(See Note 4). As of December 31, 2018, the Company owns 23.90% common stock shares of Rgene, accounting for its equity interest using the equity method to its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method.

(1)	The ownership percentages of the investee are listed as follows:

	Ownership percentage
	December 31,	December 31,	Accounting
Name of related party	2018	2017	treatment
Rgene Corporation	23.90%	N/A	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	December 31,	December 31,
	2018	2017
Equity Method Investments, net of impairment
Rgene Corporation	$-	N/A
Total	$-	N/A

(4)	Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets
	December 31, 2018	December 31, 2017
Current Assets	$98,168	N/A
Noncurrent Assets	14,779	N/A
Current Liabilities	261,685	N/A
Shareholders’ Deficit	(148,738)	N/A

Statements of operation
	For the Years Ended December 31,
	2018	2017
Net sales	$-	N/A
Gross Profit	-	N/A
Net loss	(120,065)	N/A
Share of loss from investments accounted for using the equity method	(549)	N/A

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	For the Years Ended December 31,
	2018	2017
Share of equity method investee losses	$(549)	N/A
Impairments	(2,549,451)	N/A
Total losses on equity investments	$(2,550,000)	N/A

6. ACCRUED EXPENSES

Accrued expenses as of December 31, 2018 and 2017 consisted of:

	December 31, 2018	December 31, 2017
Accrued payroll	$444,400	$110,800
Accrued rent	4,941
Accrued interest expense – related party (Note 7)	18,868	17,460
Accrued expenses	87,240	42,667
Total	$555,449	$170,927

7. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note as of December 31, 2018.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note as of December 31, 2018.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in the aggregate principal amount of $250,000 to the Company’s director, Yoshinobu Odaira. (“Odaira), pursuant to which the Company received $250,000 on November 29, 2018. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note as of December 31, 2018.

As of December 31, 2018, the aggregate carrying values of the convertible debentures and accrued convertible interest were $800,000 and $27,467, respectively. Interest expense was $27,467 and $0 for the years ended December 31, 2018 and 2017, respectively.

8. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioLite Inc. (the “BioLite”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
LionGene Corporation (the “LionGene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
AsianGene Corporation (the “AsianGene”)	Shareholder; entity controlled by controlling beneficiary shareholder of YuanGene
Eugene Jiang	Former President and Chairman
Keypoint Technology Ltd. (the “Keypoint’)	The Chairman of Keypoint is Eugene Jiang’s mother.
Yoshinobu Odaira (the “Odaira”)	Director of the Company
Euro-Asia Investment & Finance Corp Ltd. (the “Euro-Asia”)	Shareholder of the Company
Kimho Consultants Co., Ltd. (the “Kimho”)	Shareholder of the Company
BioKey, Inc. (the “BioKey”)	One of wholly-owned subsidiaries of ABVC upon closing of the Mergers on February 8, 2019

Other receivable - related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2018	2017
BioFirst (Australia)	$40,000	$-
Total	$40,000	$-

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2018	2017
BioLite Inc.	$58,684	$109,220
BioFirst Corporation	4,151,301	3,957,000
AsianGene Corporation	160,000	160,000
YuanGene Corporation	92,690	3,000
Eugene Jiang	100	100
Total	$4,462,775	$4,229,320

Related party transactions

(1)	During the years ended December 31, 2018 and 2017, BioLite has advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31,2018 and 2017, the outstanding advance balance was $58,684 and $109,2220, respectively.

(2)	On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on February 1, 2018. As of December 31, 2018 and 2017, the outstanding loan balance is $692,980 and $950,000, and accrued interest is $281 and $17,460, respectively. Interest expenses in connection with this loan were $104,331 and $103,460 for the years ended December 31, 2018 and 2017, respectively.

(3)	On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 4). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst. No payment has been made by the Company as of the date of this report.

(4)	During the years ended December 31, 2018 and 2017, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31,2018 and 2017, the outstanding advance balance was $458,321 and $7,000, respectively.

(5)	In September 2017, AsianGene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsianGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. AsianGene also agreed to loan the proceeds to the Company for working capital purpose. The non-secured loan bears 0% interest rate and is due on demand. As of December 31, 2018 and 2017, the outstanding loan balance was $160,000 and accrued interest was $12,866 and $0, respectively. Interest expenses in connection with this loan were $18,411 and $0 for the years ended December 31, 2018 and 2017, respectively.

(6)	As of December 31, 2018 and 2017, YuanGene Corporation has advanced an aggregate amount of $42,690 and $3,000, respectively, to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(7)	On January 18, 2018, the Company and YuanGene entered into a loan agreement for a total of $50,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The maturity date of this loan is January 19, 2019. As of December 31, 2018 and December 31, 2017, the outstanding loan balance was $50,000 and $0, and accrued interest was $5,721 and $0, respectively. Interest expenses in connection with this loan were $5,721 and $0 for the years ended December 31, 2018 and 2017, respectively.

(8)	As of December 31, 2018 and December 31, 2017, the Chairman, Eugene Jiang, of the Company has advanced an aggregate amount of $100 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(9)	On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”) (See Note 7). The Company received $250,000 which bears interest at 8% per annum. Interest expense in connection with this Keypoint Note was $10,222 and $0 for the years ended December 31, 2018 and 2017, respectively.

(10)	On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira (“Odaira”) (See Note 7). The Company received $250,000 on November 29, 2018 which bears interest at 8% per annum. Interest expense in connection with this Odaira Note was $1,778 and $0 for the years ended December 31, 2018 and 2017, respectively.

(11)	On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into a service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the years ended December 31, 2018 and 2017, the Company recognized non-employee stock based compensation expenses of $0 and $90,000 in connection with the terms in the Kimho Agreement, respectively.

(12)	On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into a service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the years ended December 31, 2018 and 2017, the Company recognized non-employee stock based compensation expenses of $0 and $60,000 in connection with the terms in the Euro-Asia Agreement, respectively.

(13)	During the year ended December 31, 2017, the Company provided a one-time consulting service to LionGene Corporation for $70,000. Since both LionGene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation, the Company has recorded the full amount of $70,000 as additional paid-in capital during the year ended September 30, 2017.

(14)	During the year ended September 30, 2017, the Company entered an operating lease agreement with AsianGene for an office space in Taiwan for the period from October 1, 2016 to July 31, 2017. The monthly base rent is approximately $5,000. Rent expenses under this lease agreement amounted to $0 and $52,205 for the years ended December 31, 2018 and 2017, respectively.

(15)	On October 2, 2018, the Company and BioKey entered into an operating lease agreement for an office space in Fremont, California. The lease can be terminated one month in advance provided with written notice. The monthly base rent is $800. Rent expenses under this lease agreement amounted to $2,400 and $0 for the years ended December 31, 2018 and 2017, respectively.

9. EQUITY

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

Pursuant to the BioLite Collaborative Agreement (See Note 4), BriVision should pay a total of $100,000,000 in cash or stock of the Company with equivalent value according to the milestone achieved. The agreement requires that 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of our Common Stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares.

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s Common Stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. On October 1, 2017, the Company and Kameyama agreed to extend the service period for one more year expiring on September 30, 2018. As a result, the non-employee stock-based compensation related to this consulting agreement was $28,800 and $5,400 for the years ended December 31, 2018 and 2017, respectively. On March 28, 2018, the Company issued 4,828 shares of the Company’s common stock at $1.60 per share in a total of $7,725 to Kameyama in connection with this consulting agreement.

On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into a service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the years ended December 31, 2018 and 2017, the Company recognized non-employee stock based compensation expenses of $0 and $60,000 in connection with the terms in the Euro-Asia Agreement, respectively. On March 28, 2018, the Company issued 50,000 shares of the Company’s common stock at $1.60 per share in a total of $80,000 to Euro-Asia in connection with the Euro-Asia Agreement.

On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into a service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the years ended December 31, 2018 and 2017, the Company recognized non-employee stock based compensation expenses of $0 and $90,000 in connection with the terms in the Kimho Agreement, respectively. On March 28, 2018, the Company issued 75,000 shares of the Company’s common stock at $1.60 per share in a total of $120,000 to Kimho in connection with the Kimho Agreement.

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

10. INCOME TAX

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and recorded that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Components of income tax (benefits) for the twelve months ended December 31, 2018 and 2017 are as follows:

	Year ended December 31, 2018			Year ended December 31, 2017
	Federal	State	Total	Federal	State	Total
Current	$-	$1,850	$1,850	$-	$830	$830
Deferred	-	-	-	-	-	-
	$-	$1,850	$1,850	$-	$830	$830

Significant components of the Company’s deferred tax accounts at December 31, 2018 and September 30, 2017:

Deferred Tax Account - noncurrent:	December 31, 2018	December 31, 2017
Tax losses carryforwards	$913,954	$594,501
Less: Valuation allowance	(913,954)	(594,501)
Total deferred tax account - noncurrent	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Years ended December 31,
	2018	2017
Statutory federal tax benefit, net of state tax effects	19%	31%
State income taxes	8.84%	8.84%
Provisional remeasurement of deferred taxes	-%	(13)%
Nondeductible/nontaxable items	(1)%	(4)%
Change in valuation allowance	(26.84)%	(22.84)%
Effective income tax rate	0%	0%

11. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Numerator:
Net loss	$(4,101,303)	$(4,242,860)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	213,884,105	213,321,921
Stock options	-	-
Weighted-average shares outstanding - Diluted	213,884,105	213,321,921

Loss per share
-Basic	$(0.02)	$(0.02)
-Diluted	$(0.02)	$(0.02)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

12. COMMITMENTS AND CONTINGENCIES

Operating Commitment

The Company leased an office space in Taiwan under non-cancelable operating leases expired on June 30, 2018. As of December 31, 2018, there was no future minimum lease payments under non-cancelable operating and capital leases.

Rental expense was $7,497 and $49,245 for the years ended December 31, 2018 and 2017, respectively.

13. PRO FORMA FINANCIAL STATEMENTS

On January 31, 2018, American BriVision (Holding) Corporation (“ABVC”, the “Company”) entered into an agreement and plan of merger (the “Merger Agreement”) with BioLite Holding, Inc. (“BioLite”), a Nevada corporation, BioKey, Inc. (“BioKey”), a California corporation, BioLite Acquisition Corp. (“Merger Sub 1”), a Nevada corporation and wholly-owned subsidiary of the Company, and BioKey Acquisition Corp. (“Merger Sub 2”), a California corporation and wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, on or before the Closing of the Merger, each issued and outstanding share of BioLite shall be converted into the right to receive one point eighty-two (1.82) validly issued, fully-paid and non-assessable shares of the Company and all shares of BioLite shall be cancelled and cease to exist. Also on or before the Closing of the Merger, each issued and outstanding share of BioKey shall be converted into the right to receive one (1) validly issued, fully-paid and non-assessable share of the Company and all shares of BioKey shall be cancelled and cease to exist. Simultaneously upon Closing, BioLite and Merger Sub 1 shall merge together with Merger Sub 1’s articles of incorporation and bylaws as the surviving corporation’s (the “BioLite Surviving Corporation”) articles of incorporation and bylaws and all shares of Merger Sub 1 shall be converted into one share of Common Stock of the BioLite Surviving Corporation, which shall remain a wholly-owned subsidiary of the Company. In addition, upon Closing, BioKey and Merger Sub 2 shall merge together with Merger Sub 2’s articles of incorporation and bylaws as the surviving corporation’s (the “BioKey Surviving Corporation’s”) articles of incorporation and bylaws and all shares of Merger Sub 2 shall be converted into one share of Common Stock of the BioKey Surviving Corporation, which shall remain a wholly-owned subsidiary of the Company.

The following unaudited pro forma condensed consolidated combined financial statements reflect the combination of the historical consolidated results of ABVC and its subsidiaries, BioLite, and BioKey on a pro forma basis to give effect to the Merger Agreement.

The unaudited pro forma condensed consolidated combined balance sheet of the combined company is based on (i) the audited historical consolidated balance sheet of ABVC as of December 31, 2018, (ii) the audited historical balance sheet of BioLite as of December 31, 2018, and the (iii) the audited historical balance sheet of BioKey as of December 31, 2018, and includes pro forma adjustments as of the Merger had occurred on December 31, 2018.

The unaudited pro forma condensed consolidated combined statement of operations of the combined company are based on the following details, and includes pro forma adjustments as of the Merger had occurred on January 1, 2018.

(i)	the unaudited historical consolidated statement of operations of ABVC for the year ended December 31, 2018.

(ii)	the audited historical statement of operations of BioLite for the year ended December 31, 2018.

(iii)	the audited historical statement of operations of BioKey for the year ended December 31, 2018.

The unaudited pro forma data presented herein reflects events that are directly attributable to the described transactions, factually supportable, and as it relates to the unaudited pro forma condensed consolidated combined statement of operations, expected to have a continuing impact. The unaudited pro forma data presented herein also reflects certain assumptions which management believes are reasonable. Such pro forma data is not necessarily indicative of financial results that would have been attained had the described transactions occurred on the dates indicated above, or the results of the combined company that may be achieved in the future. The adjustments are based on currently available information and certain estimates and assumptions. Therefore, the actual results may differ from the pro forma results indicated herein. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transactions as contemplated and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the unaudited pro forma condensed consolidated combined financial statements.

The unaudited pro forma condensed consolidated combined financial statements are provided for illustrative purposes only and are not intended to represent or be indicative of the consolidated results of operations or consolidated financial position of the combined company that would have been recorded had the Merger been completed as of the dates presented, and they should not be taken as representative of the expected future results of operations or financial position of the combined company. The unaudited pro forma condensed consolidated combined financial statements do not reflect the impacts of any potential operational efficiencies, asset dispositions, cost savings or economies of scale that the combined company may achieve with respect to the operations of the combined company. Additionally, the unaudited pro forma condensed consolidated combined statement of operations does not include non-recurring charges or credits, and the related tax effects, which result directly from the Merger.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED COMBINED BALANCE SHEET

AS OF DECEMBER 31, 2018

				Pro Forma		Pro Forma
	ABVC	BioKey	BioLite	Adjustment	Note	Combined
ASSETS
Current Assets
Cash and cash equivalents	$40,044	$636,666	$186,644	-		$863,354
Restricted cash and cash equivalents	16,093	-	-	-		16,093
Accounts receivable, net	-	43,204	-	-		43,204
Accounts receivable - related parties, net	-	147,848	-	-		147,848
Other receivable	-	-	39,005	-		39,005
Due from related parties	40,000	-	79,287	(59,810)	{f}	59,477
Inventory	-	-	1,318	-		1,318
Prepaid expense and other current assets	136	-	223,759	-		223,895
Total Current Assets	96,273	827,718	530,013	(59,810)		1,394,194

Property and equipment, net	-	58,150	510,066			568,216
Goodwill, net	-	-	-	43,531,445	{e}	43,531,445
Long-term investments	-	-	3,488,169			3,448,169
Deferred tax assets	-	-	1,347,995			1,347,995
Security Deposits	-	10,440	27,418			37,858
Total Assets	$96,273	$896,308	$5,903,661	$43,471,635		$50,367,877

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loan	-	-	899,250	-		899,250
Long-term bank loan - current portion	-	-	39,835	-		39,835
Notes payable	-	-	510,447	-		510,447
Accrued expenses and other current liabilities	555,449	83,026	687,709	-		1,326,184
Due to related parties	4,462,775	-	3,341,005	(58,684)	{f}	7,745,096
Convertible notes payable	300,000	-	-			300,000
Convertible notes payable - related parties	250,000	-	-			250,000
Total Current Liabilities	5,568,224	83,026	5,478,246	(58,684)		11,070,812

Long-term bank loan	-	-	15,257	-		15,257
Tenant security deposit	-	2,880	-	-		2,880
Convertible notes payable	-	-	-	-		-
Convertible notes payable - related parties	250,000	-	-	-		250,000
Accrued interest	27,467	-	-	-		27,467

Total Liabilities	5,845,691	85,906	5,493,503	(58,684)		11,366,416

Equity
Preferred stock	-	18,633,097	-	(18,633,097)	{c}	-
Common stock	213,927	774,293	4,121	(4,121)	{a}	318,486
				74,998	{a}
				(771,793)	{b}
				7,428	{b}
				22,133	{c}
Additional paid-in capital	13,914,556	82,265	10,862,995	(70,877)	{a}	59,018,959
				(82,265)	{e}
				44,312,285	{e}
				(10,000,000)	{g}
Stock subscription receivable	-	(1,667)	-	1,667	{e}	-
Accumulated deficit	(19,877,901)	(18,677,586)	(11,445,109)	18,677,586	{e}	(12,209,446)
				6,817,848	{g}
				2,295,716	{h}
				10,000,000	{g}
Other comprehensive income	-	-	670,541	(14,689)	{g,h}	655,852
Treasury stock	-	-	-	(6,750,000)	{g}	(9,100,000)
				(2,350,000)	{h}
Total Stockholders’ deficit	(5,749,418)	810,402	92,548	43,530,319		38,683,851
Noncontrolling interest	-	-	317,610	-		317,610
Total Equity	(5,749,418)	810,402	410,158	43,530,319		39,001,461

Total Liabilities and Equity	$96,273	$896,308	$5,903,661	$43,471,635		50,367,877

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2018

				Pro Forma		Pro Forma
	ABVC	BioKey	BioLite	Adjustment	Note	Combined

Revenues	$-	$510,197	$6,956			$517,153

Cost of revenues	-	4,809	185,280			190,089

Gross profit	-	505,388	(178,324)			327,064

Operating expenses
Selling, general and administrative expenses	695,148	669,322	893,570			2,258,040
Research and development expenses	669,668	430,917	319,053			1,419,638
Stock based compensation	28,800	-	-			28,800
Total operating expenses	1,393,616	1,100,239	1,212,623			3,706,478

Loss from operations	(1,393,616)	(594,851)	(1,390,947)			(3,379,414)

Other income (expense)
Interest income	93	4,598	5,119			9,810
Interest expense	(155,930)	-	(306,821)			(462,751)
Rental income	-	-	11,924			11,924
Impairment loss	-	-	(63,663)			(63,663)
Investment loss	(549)	-	(395,476)			(396,025)
Gain/Loss on foreign exchange changes	-	-	7,307			7,307
Gain/Loss on investment in equity securities	(2,549,451)	-	(192,463)			(2,741,914)
Other income (expense)	-	630	(5,154)			(4,524)
Total other income (expenses)	(2,705,837)	5,228	(939,227)			(3,639,836)

Loss before provision for income tax	(4,099,453)	(589,623)	(2,330,174)			(7,019,250)

Provision for income tax (benefit)	1,850	800	(366,947)			(364,297)

Net loss	(4,101,303)	(590,423)	(1,963,227)			(6,654,953)

Net loss attributable to noncontrolling interests	-	-	489,151			489,151

Net loss attributable to ABVC and subsidiaries	(4,101,303)	(590,423)	(1,474,067)			(7,144,104)
Foreign currency translation adjustment	-	-	86,786			86,786
Comprehensive Income (Loss)	$(4,101,303)	$(590,423)	$(1,560,862)			$(7,230,890)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.02)					$(0.03)
Weighted average number of common shares outstanding
Basic and diluted	213,884,105					214,156,988

Notes to the Unaudited Pro Forma Condensed Consolidated Combined Financial Statements

1. Basis of Presentation

The unaudited pro forma condensed consolidated combined balance sheet as of December 31, 2018 is based on the audited consolidated balance sheet of ABVC, the audited consolidated balance sheet of BioLite, and the audited balance sheet of BioKey as if the Merger had occurred on December 31, 2018.

The unaudited pro forma condensed consolidated combined statement of operations for the year ended December 31, 2018 is based on the audited consolidated statement of operations of ABVC for the year ended December 31, 2018, the audited consolidated statement of operations of BioLite for the year ended December 31, 2018, and the audited statement of operations of BioKey for the year ended December 31, 2018, as if the Merger had occurred on January 1, 2018.

BioLite and the Company are related parties because the two companies are under common control by Dr. Tsung-Shann Jiang.

2. Pro Forma Adjustments

The following adjustments were made in the preparation of the audited pro forma condensed consolidated combined balance sheet and unaudited pro forma condensed consolidated combined statements of operations:

{a}	Reconciliation of ABVC common stock to be issued to BioLite shareholders:

BioLite Outstanding shares as of December 31, 2018	41,207,444
Exchange of each BioLite share of common stock outstanding as of December 31, 2018, for 1.82 shares of ABVC common stock	1.82
ABVC common stock to be issued to BioLite as a result of the Merger	74,997,548
Par value $0.001 per share of ABVC	$74,998

{b}	ABVC common stock to be issued to BioKey shareholders in exchange of BioKey’s common stock outstanding:

BioKey Outstanding shares as of December 31, 2018	7,428,134
Exchange of each BioKey share of common stock outstanding as of December 31, 2018, for one share of ABVC common stock	1
ABVC common stock to be issued to BioKey as a result of the Merger	7,428,134
Par value $0.001 per share of ABVC	$7,428

{c}	ABVC common stock to be issued to BioKey shareholders in exchange of BioKey’s preferred stock outstanding:

BioKey Outstanding shares as of December 31, 2018
7,000,000 shares of Series A	7,000,000
1,160,000 shares of Series B	1,160,000
13,973,097 shares of Series C	13,973,097
BioKey’s total shares of preferred stock outstanding as of December 31, 2018	22,133,097
Exchange of each BioKey share of preferred stock outstanding as of December 31, 2018, for one share of ABVC common stock	1
ABVC common stock to be issued to BioKey as a result of the Merger	22,133,097
Par value $0.001 per share of ABVC	$22,133

{d}	Common stock outstanding as of December 31, 2018 following the Merger:

ABVC common stock issued as of December 31, 2018	213,926,475
ABVC common stock held by BioLite pursuant to the BioLite Collaborative Agreement (see Note {g})	(3,487,500)
ABVC common stock held by BioLite for cash issuance (see Note {h})	(1,468,750)
ABVC common stock to be issued to BioLite as a result of the Merger	74,997,548
ABVC common stock to be issued to BioKey as a result of the Merger	29,561,231
Total common stock of the combined company outstanding following the Merger	313,529,004

{e}	Unless otherwise noted, adjustments to reflect the elimination of BioKey’s total equity, the estimated value of consideration to be paid in the Merger and to adjust, where required, the historical book values of BioKey’s assets and liabilities as of December 31, 2018 to the preliminary estimated fair value, in accordance with the acquisition method of accounting. The preliminary valuations were determined as of and, where applicable, are based on the bid-and-ask share price of ABVC common stock on the final day of trading, February 5, 2019. The fair value of the consideration given and assets and liabilities acquired will be determined based on the underlying fair values as of the February 5, 2019.

Purchase consideration:
Common stock (1)		$44,341,847
Estimated Fair Value of Assets Acquired:
Cash and cash equivalents		$636,666
Accounts receivable		43,204
Accounts receivable - related parties		147,848
Property and equipment		58,150
Security deposits		10,440
Total assets acquired		$896,308
Estimated Fair Value of Liabilities Assumed:
Due to shareholders	$
Accrued expenses and other current liabilities		83,026
Tenant security deposit		2,880
Total liabilities assumed		$85,906
Total net assets acquired		$810,402
Goodwill as a result of the Merger		$43,531,445

(1)	29,561,231 shares of ABVC common stock to be issued to BioKey in connection with the Merger. Those shares were valued at $1.50 per share, the closing share price of ABVC on February 5, 2019.

{f}	As of December 31, 2018, BioLite had $59,810 due from ABVC; and ABVC had $58,684 due to BioLite. The difference was mainly due to the translation adjustment, which would be reflected in accumulated other comprehensive income in equity section.

{g}	Collaborative agreement with BioLite Inc., a related party

On December 29, 2015, American BriVision Corporation (“BriVision”) entered into a collaborative agreement (the “BioLite Collaborative Agreement”) with BioLite, a related party, pursuant to which BioLite granted BriVision sole licensing rights for drug and therapeutic use of five products, including BLI-1005 CNS-Major Depressive Disorder, BLI-1008 CNS-Attention Deficit Hyperactivity Disorder, BLI-1401-1 Anti-Tumor Combination Therapy-Solid Tumor with Anti-PD-1, BLI-1401-2 Anti-Tumor Combination Therapy-Triple Negative Breast Cancer, and BLI-1501 Hematology-Chronic Lymphocytic Leukemia, in the U.S.A and Canada. Under the BioLite Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of BriVision with equivalent value, according to the following schedule:

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

Pursuant to the BioLite Collaborative Agreement, an upfront payment of $3,500,000 (the “Milestone Payment”), which is 3.5% of total payments due under the BioLite Collaborative Agreement, was to be paid by BriVision upon signing of that agreement. On May 6, 2016, BriVision and BioLite agreed to amend the BioLite Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby BriVision agreed to pay the Milestone Payment to BioLite with $2,600,000 in cash and $900,000 in the form of newly issued shares of its common stock, at the price of $1.60 per share, for an aggregate number of 562,500 shares. The cash payment and shares issuance were completed in June 2016.

Pursuant to the BioLite Collaborative Agreement, the 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. On February 2017, BriVision agreed to pay this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of its common stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. The cash payment and shares issuance were completed in February 2017.

Pursuant to the BioLite Collaborative Agreement, the 15% of total payment, $15,000,000 shall be made at the completion of first phase II clinical trial. As of December 31, 2018 and, 2017, the first phase II clinical trial research has not completed yet.

The aggregate common stock shares of American BriVision Corporation issued to BioLite pursuant to the BioLite Collaborative Agreement was 3,487,500 shares, the value of which was $6,750,000. The unaudited pro forma adjustments were made as if the Merger occurred on December 31, 2018. As such, these common stock shares of ABVC held by BioLite shall not be treated as outstanding shares, and shall be reflected as treasury shares. The corresponding long-term investment of BioLite has been written off in full amount, included in the accumulated deficit as of December 31, 2018. Such amount has been eliminated in the pro forma condensed balance sheet. Investment loss recognized as a result of the write-off amounted to $4,313,725 for the year ended December 31, 2018. Such amount has been eliminated in the pro forma condensed statement of operations.

American BriVision Corporation determined to fully expense the entire amount of $10,000,000 according to ASC 730-10-25-1. The entire amount is fully expensed as research and development expense during the year ended December 31, 2016, included in the accumulated deficit of ABVC as of December 31, 2018. The aggregate amount of $10,000,000 was recorded and remained as additional paid-in capital on BioLite as of December 31, 2018. Such amount has been eliminated in the pro forma condensed balance sheet.

{h}	On August 26, 2016, ABVC issued 1,468,750 shares of common stock, par value $0.001 to BioLite pursuant to a certain Stock Purchase Agreement dated August 26, 2016. The purchase price per share of the Offering is $1.60. The net proceeds to the Company from the Offering are approximately $2,350,000. The unaudited pro forma adjustments were made as if the Merger occurred on December 31, 2018. As such, these common stock shares of ABVC held by BioLite shall be treated be treated as outstanding shares, and shall be reflected as treasury shares. The corresponding long-term investment of BioLite has been written off in full amount, included in the accumulated deficit as of December 31, 2018. Such amount has been eliminated in the pro forma condensed balance sheet.

14. SUBSEQUENT EVENTS

On January 21, 2019, the Company received a loan in the amount of $500,000 from Cathay Bank (the “Bank”) pursuant to a business loan agreement (the “Loan Agreement”) entered by and between the Company and Bank on January 8, 2019 and a promissory note (the “Note”) executed by the Company on the same day. The Loan Agreement provides for a revolving line of credit in the principal amount of $1,000,000 with a maturity date (the “Maturity Date”) of January 1, 2020. The Note executed in connection with the Loan Agreement bears an interest rate (the “Regular Interest Rate”) equal to the sum of one percent (1%) and the prime rate as published in the Wall Street Journal (the “Index”) and the accrued interest shall become payable each month from February 1, 2019. Pursuant to the Note, the Company shall pay the entire outstanding principal plus accrued unpaid interest on the Maturity Date and may prepay portion or all of the Note before the Maturity Date without penalty. If the Company defaults on the Note, the default interest rate shall become five percent (5%) plus the Regular Interest Rate.

In connection with the Note and Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang and Dr. George Lee, executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Note plus interest are fully paid and satisfied. Dr. Tsung Shann Jiang is the Chairman and Chief Executive Officer of BioLite Holding, Inc. and Dr. George Lee serves as the Chairman of the board of directors of BioKey, Inc, which became a wholly-owned subsidiaries of the Company effective by operation of law on or about February 5, 2019.

In addition, on January 8, 2019, each of the Company and BriVision, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BriVision (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (one person).

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during year ended December 31, 2018.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of the date of this annual report, the name, age, and position of each executive officer and director and the term of office of each such person.

Set forth below is certain biographical information regarding each of our directors and officers as of the date of this annual report.

Name	Age	Title
Eugene Jiang	31	Chairman of the Board and Interim Chief Financial Officer (“CFO”)
Dr. Tsang Ming Jiang	57	Director
Dr. Ming-Fong Wu	42	Independent Director
Norimi Sakamoto	47	Independent Director
Yen-Hsin Chou	29	Independent Director
Dr. Tsung-Shann (T.S.) Jiang	64	Chief Strategy Officer and Director
Dr. Chang-Jen Jiang	62	Director
Dr. Shin-Yu Miao	55	Independent Director
Yoshinobu Odaira	70	Independent Director
Shih-Chen Tzeng	61	Independent Director
Dr. Hwalin Lee	83	Director
Dr. Howard Doong	60	Chief Executive Officer (“CEO”)
Dr. Chi-Hsin (Richard) King	69	Chief Scientific Officer (“CSO”)

Eugene Jiang, Chairman and interim CFO, has served as our CEO and President since the Company’s inception in July 2015 until he resigned on September 15, 2017. He remains the Chairman of the Board. From June 2015 until present, Mr. Jiang also serves as Director for BioLite Incorporation. He also serves as CEO for Genepro Investment Company since March 2010. Mr. Jiang obtained an EMBA degree from the University of Texas in Arrington in 2009. And in 2008, Mr. Jiang received a bachelor’s degree in Physical Education from Fu-Jen Catholic University.

Dr. Howard Doong, Ph. D. and M.D., CEO, was appointed as the Company’s new CEO on September 15, 2017. In addition to the position at the Company, Dr. Doong also serves as the CEO and Chief Scientific Officer (“CSO”) of LifeCode Biotechnology Company (“LifeCode”), a Taiwan company in the biotechnology business, since 2017. At the same time, he also serves as the CSO of Wuhan Frasergen Genomic Medicine Company (“Wuhan Frasergen Genomic”), a Chinese company in the biotechnology business, since 2016. He served as the CSO of Cold Spring Biotech Corporation, a Taiwan corporation in the biotechnology business from 2014 to 2016. He served as the CEO of iKnowledge-Care Bioscience Corp, a Taiwan company in the biotechnology business from 2014 to 2015. He served as the director of Taipei Veteran General Hospital-LilPao Laboratory of Cancer Genomic Medicine from 2012 to 2013. He served as the Vice President and director of Quality Assurance, TrimGen Corporation, a Maryland corporation in the biotechnology business from 2009 to 2011. Dr. Doong received his Ph.D. degree from University of Chicago, the Department of Organismal Biology and Anatomy and the Department of Surgery. He received his M.D and Ph.D. degree from Harvard-MIT Division of Health Sciences and Technology. He received his M.S. degree from the University of New Hampshire, Genetics Program and B.S. degree from Fu-Jen Catholic University, Taiwan, Department of Biology.

 Dr. T.S. Jiang, Chief Strategy Officer and Director, has been the chairman of BioLite, Inc., a subsidiary of BioLite, Inc., since January 2010. Prior to BioLite, Dr. Jiang served as the president and/or chairman of multiple biotech companies in Taiwan, including PhytoHealth Corporation from 1998 to 2009 and AmCad BioMed Corporation from 2008 to 2009. In addition, Dr. Jiang is a director on various biotech associations, such as the Taiwan Bio Industry Organization (Taiwan) from 2006 to 2008 and the Chinese Herbs and Biotech Development Association in Taiwan from 2003 to 2006. Dr. Jiang was an assistant professor at University of Illinois from 1981 to 1987 and an associate professor at Rutgers, the State University of New Jersey from 1987 to 1990 and served as a professor at a few Taiwanese universities during a period from 1990 to 1993, such as National Taiwan University, National Cheng Kung University and Tunghai University. Dr. Jiang obtained his bachelor degree in Engineering and Chemical Engineering from National Taiwan University in Taiwan in 1976, masters and Ph.D. from Northwestern University in the U.S. in 1981 and Executive Master of Business Administration (“EMBA”) from National Taiwan University in Taiwan in 2007. As a successful entrepreneur, Dr. Jiang has developed and commercialized PG2 Lyo Injection, a new drug to treat cancer related fatigue. From 1998 to 2009, Dr. T. S. Jiang served as President of Phyto Health Corporation where he led a project team to develop PG2 Injectable. This product was extracted, isolated and purified from a type of Traditional Chinese Medicine. PG2 Injection was intended for cancer patients who had trouble recovering from severe fatigue. Dr. Jiang oversaw and managed the R&D department, daily corporate operations and business of Phyto Health Corporation when he was the President. PG2 Lyo Injection received approval on its NDA from Taiwan Food and Drug Administration in 2010 and later was launched into the Taiwan market in 2012. We believe that Dr. Jiang provides leadership and technological guidance on our strategic development and operations.

Dr. Tsang Ming Jiang, Director, has served as a technical director at the Industrial Technology Research Institute in Taiwan since January 2017. Prior to joining the Industrial Technology Research Institute as a technical director, Dr. Jiang worked at the Company as chief information officer from November 2016 to January 2017, Ericsson as engineering manager from 2013 to 2016 and the Industrial Technology Research Institute as deputy director from October 2011 to February 2013. In addition, Dr. Jiang worked at several other research institutes, including University of Alaska Fairbanks, National Taiwan University and Chung Cheng University, with his research interest in cloud computing and Internet security, especially in the areas of virtualization, software-defined data centers, SDN enabled networks and big data analytics. Dr. Jiang received his Bachelor of Science in electrical engineering in 1982 and Master of Science in electrical engineering in 1984, both from National Taiwan University, and his Ph.D. in electrical engineering and computer science from University of Illinois at Chicago in 1988. Dr. Tsang Ming Jiang is a brother of Dr. Tsung-Shann Jiang, who together with his wife collectively owns 80% of Lion Arts Promotion, Inc. which has approximately 69.3% of ownership interest in the Company through YuanGene Corporation, a wholly-owned subsidiary of Lion Arts Promotion, Inc.

Dr. Ming-Fong Wu, Director, is a senior physician at Taoyuan Hanqun Orthopedic Clinic from 2012. Prior to Taoyuan Hanqun Orthopedic Clinic, Dr. Wu worked as a physician at various private and public hospitals and clinics, such as National Taiwan University Hospital. Dr. Wu graduated from National Taiwan University College of Medicine in 2000 and has obtained his license to practice medicine and orthopedist’s license in Republic of China.

Norimi Sakamoto, Director, currently serves at four enterprises, Shogun Maitake Canada Co., Ltd. as an executive officer and business development manager from 2015, Shogun Maitake Odaira Enterprise Ltd as an executive officer from 2017, Odaira Corporation Co., Ltd. as chief executive officer since 2014 and MyLife Corporation as president and chief executive officer since 2012. Ms. Sakamoto started her career in 1997 from Sumitomo Corporation Hokkaido Co., Ltd. in Japan. Ms. Sakamoto received her Bachelor Degree of Arts in travel and tourism from Davis and Elkins College in 1993 and Master of Science in urban studies from the University of New Orleans in 1995.

Yen-Hsin Chou, Director, has served as a clerk at Mega Securities Co., Ltd. since 2011. Ms. Chou’s responsibilities primarily include selling various types of securities, including futures, funds and insurance, managing clients’ accounts and business development. Ms. Chou received a Bachelor Degree from Yuan Chi University School of Economics in 2011.

Dr. Chang-Jen Jiang, Director, has been an attending doctor at the department of pediatrics of Eugene Women and Children Clinic since 2009. Previously, Dr. Chang-Jen worked as an attending doctor at the department of pediatrics of Keelung Hospital, the Ministry of Health and Welfare in Taiwan from 1994 to 2009. Before his position at Keelung Hospital, he was a chief doctor at the department of pediatrics, hematology and oncology of Mackay Memorial Hospital in Taiwan for three years until 1994. Dr. Chang-Jen Jiang obtained his doctor of medicine degree (the Taiwanese equivalent degree of MD) from Taipei Medical University in Taiwan in 1982 and started his career in Mackay Memorial Hospital. We believe that the Company will benefit from Dr. Jiang’s knowledge in biology and experiences in medical practice.

Dr. Shin-Yu Miao, Director, has served as an associate professor at Ling Tung University Department of Applied Foreign Languages since 2004. She served as a lecturer from 1996 to 2004. Ms. Miao received her M.S. in Adult Education from the University of Manchester in 1995 and Ph.D. in Adult Education from the University of South Australia in 2004. We believe that Ms. Miao’s familiarity with biotech research centers will be a valuable resource for our drug development.

Yoshinobu Odaira, Director, is an entrepreneur and has founded a number of Japanese agricultural companies, including Yukiguni Maitake, our licensing partner. In 1983, Mr. Odaira established Yukiguni Maitake, which became a public company in Japan in 1994. In 2015, Bain Capital Private Equity purchased Yukiguni Maitake through a tender offer. In addition to his success with Yukiguni Maitake, Mr. Odaira served as the CEO of Yukiguni Shoji Co., Ltd. since 1988 and the CEO of Odaira Shoji Co., Ltd. from 1989.  In 2015, Mr. Odaira founded two new companies, Shogun Maitake Canada Co., Ltd. in Canada and Odaira Kinoko Research Co., Ltd. in Japan. Yoshinobu Odaira graduated from the Ikazawa Junior High School in 1963. We believe that we will benefit from Mr. Odaira’s successful business experience.

Shih-Chen Tzeng, Director, has served as a sales manager at SinoPac Securities Corp. (“SinoPac Securities”), a well-established brokerage firm in Taiwan, since 2000. SinoPac Securities has fifty-eight (58) branch offices in Taiwan and subsidiaries in Hong Kong, Shanghai and London. Shih-Chen Tszeng graduated from Dam Kang University in 1978 with a bachelor degree in Accounting. We believe the Company will benefit from Ms. Tszeng’s knowledge and experience with the securities industries.

Dr. Hwalin Lee, Director, serves as the chairman of Phoeng Foundation since 2011 and will become the director and chairman of the board of directors of BioKey Surviving Corporation after the closing of the BioKey Merger. From 1986, Dr. Lee has been the chairman of the Chuan Lyu Foundation. From 1973 to 1989, Dr. Lee was the president of Deltan Corporation and prior to that he was senior research chemist at a couple of chemical companies. Dr. Hwalin Lee obtained a B.S. in pharmacy from National Taiwan University in 1957 and a Ph.D. in Pharmaceutical Chemistry from University of California, San Francisco in 1966. Dr. Lee qualifies as a director of the Company because he has extensive work experience in chemical companies and educational background in pharmaceutical chemistry.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Doong (1)	2018	100,000	-	-	-	-	-	-	100,000
	2017	33,333	-	-	-	-	-	-	33,333

Chun Mu Hung (2)	2018	14,434	-	-	-	-	-	-	14,434
	2017	13,333	-	-	-	-	-	-	13,333

Eugene Jiang (3)	2018	60,000	-	-	-	-	-	-	60,000
	2017	60,000	-	-	-	-	-	-	60,000

Kira Huang (4)	2018	-	-	-	-	-	-	-	-
	2017	40,500	-	-	-	-	-	-	40,500

(1)	Dr. Doong was appointed as the CEO on September 15, 2017.

(2)	Mr. Hung was appointed as the CFO, Secretary and Treasury on September 15, 2017 and resigned as the CFO, Secretary and Treasurer on May 4, 2018.

(3)	Mr. Jiang resigned as the CEO and President of the Company on September 15, 2017.

(4)	Ms. Huang resigned as the CFO, Secretary and Treasurer of the Company on September 15, 2017.

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

Stock Option Plan

We adopted an Equity Incentive Plan on February 17, 2016.

Grants of Plan-Based Awards

We did not issue any additional securities under the 2016 Plan during the fiscal year of 2018. An aggregate of 157,050 shares were granted to the employees pursuant to the 2016 Plan as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2018:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
-	-	-	-	-	-	-	-	-	-

Option Exercises and Stock Vested

No options have been awarded by the Company as of December 31, 2018.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2018.

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

Employment Contracts

We entered into an employment contract with Kira Huang on March 1, 2016 according to which, among other terms,  Ms. Huang was required to perform duties and undertake the responsibilities in a professional manner as a Chief Financial Officer. Ms. Huang resigned from the position as CFO, Secretary and Treasurer on September 15, 2017 and terminated the employment agreement with the Company. We paid Ms. Huang $3,000 for each month of September and October 2017 for her continuous consulting services and thereafter have not had any outstanding obligations towards Ms. Huang under such employment agreement.

Dr. Howard Doong has entered into an employment agreements (“Doong Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $100,000. As of December 31, 2017, we paid Mr. Doong 20,833 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under Doong Employment Agreement, Dr. Doong is employed as our CEO and President of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary.

Mr. Chun Mu Hung has entered into an employment agreement (“Hung Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $40,000. On May 4, 2018, Mr. Hung resigned as the CFO, Secretary and Treasurer of the Company, effective immediately.

Dr. Chi-Hsin Richard King has entered into an employment agreements (“King Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $50,000. As of December 31, 2017, we paid Mr. King 10,416 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under King Employment Agreement, Dr. King is employed as the CSO of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary.

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 8, 2019 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

Unless otherwise noted, the business address of each beneficial owner listed is 44370 Old Warm Springs Blvd., Fremont, CA 94538. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of April 8, 2019, we had 213,926,475 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Howard Doong	331,250	*
Eugene Jiang (1)	20,631	*
Yen-Hsin Chou	18,250	*
Dr. Shin-Yu Miao (2)	1,011,846	*
Dr. Tsang-Ming Jiang (3)	7,114	*
Dr. Ming-Fong Wu	-	-
Norimi Sakamoto	-	-
Dr. Tsung-Shann Jiang (4)	121,891,654	57.0%
Dr. Chang-Jen Jiang	-	-
Yoshinobu Odaira	-	-
Shih-Chen Tzeng	-	-
Dr. Hwalin Lee	-	-
All officers and directors as a group (Twelve (12) persons)	123,280,745	57.63%
YuanGene Corporation (4)	147,492,856	68.95%

*	less than 1%.

(1)	Eugene Jiang held 20,631 shares of the Company’s common stock through his ownership in BioLite, Inc., which held 4,885,920 shares of the Company’s common stock.

(2)	Dr. Shin-Yu Miao held 11,855 shares of the Company’s common stock through her ownership in BioLite, Inc. and the rest through direct ownership.

(3)	Dr. Tsang-Ming Jiang held his shares of common stock in the Company through his ownership in BioLite, Inc.

(4)	Dr. Tsung-Shann Jiang held 117,994,285 shares of common stock through his ownership in YuanGene Corporation, 731,257 shares of the Company’s common stock through LionArts Promotion Inc., 116,905 shares through Rgene Corporation and 3,049,207 shares through BioLite, Inc.

Changes in Control

As a result of the Share Exchange, BriVision became our wholly owned subsidiary and the former shareholders of BriVision collectively own approximately 79.70 % of the shares of us outstanding post-exchange common stock. Currently,

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

As of December 31, 2018 and 2017, the amount due to BioLite is $0 and $6,500,000 respectively.

Advances from BioLite

During the years ended December 31, 2018 and 2017, BioLite has advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2018 and 2017, the outstanding advance balance was $58,684 and $109,2220, respectively.

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

Loan from BioFirst

On January 26, 2017, the Company and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The loan will be matured on February 1, 2018. As of December 31, 2018 and 2017, the outstanding loan balance is $692,980 and $950,000, and accrued interest is $281 and $17,460, respectively. Interest expenses in connection with this loan were $104,331 and $103,460 for the years ended December 31, 2018 and 2017, respectively.

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

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. As of the date of this report, the Company has received $450,000 in cash and the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018.

Euro-Asia Agreement

On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into a service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the years ended December 31, 2018 and 2017, the Company recognized non-employee stock based compensation expenses of $0 and $60,000 in connection with the terms in the Euro-Asia Agreement, respectively.

Kimho Agreement

On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into a service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. During the years ended December 31, 2018 and 2017, the Company recognized non-employee stock based compensation expenses of $0 and $90,000 in connection with the terms in the Kimho Agreement, respectively.

AsianGene Related Transactions

During the year ended September 30, 2017, the Company entered an operating lease agreement with Asiangene for an office space in Taiwan for the period from October 1, 2016 to July 31, 2017. Rent expenses under this lease agreement amounted to $0 and $52,205 for the years ended December 31, 2018 and 2017, respectively.

In September 2017, AsianGene entered into an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsianGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. As of June 30, 2018 and December 31, 2017, Everfront purchased 100,000 shares of ABVC’s common stock from AsianGene for an aggregate amount of $160,000 which was paid to AsianGene and AsianGene in return loaned such amount to ABVC for working capital purposes. On January 16, 2018, AsianGene and the Company entered into a loan agreement. Pursuant to the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to AsianGene. The loan matured on January 15, 2019. As of December 31, 2018 and December 31, 2017, the outstanding loan balance was $160,000.

Convertible Notes

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”). The Company received $250,000 which bears interest at 8% per annum. Interest expense in connection with this Keypoint Note was $10,222 and $0 for the years ended December 31, 2018 and 2017, respectively.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira, a director of the Company (“Odaira”). The Company received $250,000 on November 29, 2018 which bears interest at 8% per annum. Interest expense in connection with this Odaira Note was $1,778 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended December 31,
	2018	2017
Audit Fees	$27,400	$36,930
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$27,400	$36,930

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2018

Statements of Operations for the years ended December 31, 2018 and 2017

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
10.1	Collaboration Agreement dated December 29, 2015 (6)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (7)
10.3	Employment Agreement with Kira Huang (8)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (9)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (10)
10.6	Co-Deve Agreement with Rgene dated May 26, 2017 (11)
10.7	Employment Agreement with Dr. Howard Doong (12)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (13)
10.9	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (14)
10.10	Promissory Note entered by American BriVision (Holding) Corporation (15)
10.11	Form of Commercial Security Agreement (16)
14.1	Code of Ethics (17)
21.1	List of subsidiaries (18)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016. (3.4)

(6)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(7)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(13)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(15)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(18)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2019.

American BriVision (Holding) Corporation

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong	President and Chief Executive Officer	April 15, 2019
Howard Doong

/s/ Eugene Jiang	Interim Chief Financial Officer and Chairman of the	April 15, 2019
Eugene Jiang	Board of Directors

/s/ Yen-Hsin Chou	Director	April 15, 2019
Yen-Hsin Chou

/s/ Shin-Yu Maio	Director	April 15, 2019
Shin-Yu Maio

/s/ Tsang-Ming Jiang	Director	April 15, 2019
Tsang-Ming Jiang

/s/ Ming-Fong Wu	Director	April 15, 2019
Ming-Fong Wu

/s/ Norimi Sakamoto	Director	April 15, 2019
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	April 15, 2019
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	April 15, 2019
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	April 15, 2019
Yoshinobu Odaira

/s/ Shih-Chen Tzeng	Director	April 15, 2019
Shih-Chen Tzeng

/s/ Hwalin Lee	Director	April 15, 2019
Hwalin Lee