Form 10-Q
period 2019-03-31
American BriVision (Holding) Corp
filed 2019-05-28
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Tel: 510-668-0881

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2019, there were 17,694,156 shares of common stock, par value per share $0.001, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

ii

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$981,341	$226,688
Restricted cash and cash equivalents	16,093	16,093
Accounts receivable, net	162,619	-
Accounts receivable - related parties, net	142,265	-
Other receivable	-	39,005
Due from related parties	58,225	59,477
Inventory	521	1,318
Prepaid expense and other current assets	166,118	223,895
Total Current Assets	1,527,182	566,476

Property and equipment, net	547,520	510,066
Operating lease right-of-use assets	505,305	-
Goodwill, net	-	-
Long-term investments	3,407,763	3,488,169
Deferred tax assets	1,396,023	1,347,995
Prepaid expenses – noncurrent	33,004	-
Security deposits	33,394	27,418
Total Assets	$7,450,191	$5,940,124

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	15,558	-
Short-term bank loan	1,891,000	899,250
Long-term bank loan - current portion	39,688	39,835
Notes payable	499,284	510,447
Accrued expenses and other current liabilities	1,558,629	1,243,158
Operating lease liability – current portion	286,212	-
Due to related parties	7,594,784	7,745,096
Convertible notes payable – current portion	300,000	300,000
Convertible notes payable - related parties, current portion	250,000	250,000
Total Current Liabilities	12,435,155	10,987,786

Long-term bank loan	5,388	15,257
Tenant security deposit	2,880	-
Operating lease liability – noncurrent portion	239,647	-
Convertible notes payable – related parties	250,000	250,000
Accrued interest	43,467	27,467
Total Liabilities	12,976,537	11,280,510

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 authorized, 17,693,625 and 11,884,804 issued and outstanding	17,694	11,885
Additional paid-in capital	15,680,674	14,983,714
Accumulated deficit	(13,001,117)	(12,209,446)
Other comprehensive income	640,439	655,851
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ deficit	(5,762,310)	(5,657,996)
Noncontrolling interest	235,964	317,610
Total Equity (Deficit)	(5,526,346)	(5,340,386)

Total Liabilities and Equity (Deficit)	$7,450,191	$5,940,124

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	March 31, 2019	March 31, 2018

Revenues	$212,242	$-

Cost of revenues	1,499	-

Gross profit	210,743	-

Operating expenses
Selling, general and administrative expenses	510,803	420,462
Research and development expenses	421,956	248,111
Stock based compensation	8,550	5,626
Total operating expenses	941,309	674,199

Loss from operations	(730,566)	(674,199)

Other income (expense)
Interest income	189	1,150
Interest expense	(129,886)	(106,854)
Rental income, net	(3,891)	3,066
Gain (loss) on foreign exchange changes	(3)	7,515
Gain (loss) on investment in equity securities	(66,205)	(38,567)
Other income (expense)	(500)	(15)
Total other income (expenses)	(200,296)	(133,705)

Loss before provision for income tax (benefit)	(930,862)	(807,904)

Provision for income tax (benefit)	(57,545)	(94,282)

Net loss	$(873,317)	$(713,622)
Net loss attributable to noncontrolling interests	(81,646)	(112,235)
Net loss attributable to ABVC and subsidiaries	(791,671)	(601,387)
Foreign currency translation adjustment	(86,786)	64,994
Comprehensive Income (Loss)	$(878,457)	$(536,393)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding
Basic and diluted	14,965,665	11,599,911

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Mar 31, 2019	Mar 31, 2018
Cash flows from operating activities
Net loss	$(873,317)	$(713,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,940	11,420
Stock-based compensation	8,550	5,626
Other non-cash income and expenses	(553)	-
Loss on investment in equity securities	66,205	38,567
Deferred tax	(48,028)	(96,132)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(116,334)	2,835
Decrease (increase) in prepaid expenses and deposits	29,237	(5,642)
Decrease (increase) in other receivable	39,005	-
Decrease (increase) in due from related parties	1,252	19,594
Decrease (increase) in inventory	797	584
Increase (decrease) in accounts payable	(37,353)	-
Increase (decrease) in accrued expenses and other current liabilities	305,214	137,288
Increase (decrease) in due to related parties	11,857	73,972
Net cash used in operating activities	(599,528)	(525,510)

Cash flows from investing activities
Long-term equity investment	(17,801)	-
Net cash used in investing activities	(17,801)	-

Cash flows from financing activities
Issuance of common stock for acquisition	531,147	-
Net proceeds from short-term bank loan	1,000,000	-
Net proceeds from short-term borrowing from third-parties	-	312,824
Borrowings from related parties	312,660	50,000
Repayment of borrowings from related parties	(460,000)	(13,087)
Repayment of bank loans	(10,016)	-
Net cash provided by financing activities	1,373,791	349,737

Effect of exchange rate changes on cash and cash equivalents	(1,809)	(40)

Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	754,653	(175,813)

Cash, cash equivalents, and restricted cash equivalents
Beginning	242,781	350,257
Ending	$997,434	$174,444

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$1,250	$1,850
Interest expense	$26,592	66,914

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Common Stock Number of		Additional Paid-in	Accumulated	Comprehensive	Treasury	Noncontrolling	Stockholders’ Equity
	shares	Amounts	Capital	Deficit	Income	Stock	Interest	(Deficit)
Balance at December 31, 2017	11,874,814	$11,875	$14,874,924	$(6,634,067)	$743,763	$(9,100,000)	$806,761	$703,256
Issuance of common shares	9,990	10	79,990	-	-	-	-	80,000
Stock based compensation	-	-	5,626	-	-	-	-	5,626
Net loss for the period	-	-	-	(601,387)	-	-	(112,235)	(713,622)
Cumulative transaction adjustments	-	-	-	-	64,994	-	-	64,994
Balance at March 31, 2018	11,884,804	11,885	14,960,540	(7,235,454)	808,757	(9,100,000)	694,526	140,254

	Common Stock Number of		Additional Paid-in	Accumulated	Comprehensive	Treasury	Noncontrolling	Stockholders’ Equity
	shares	Amounts	Capital	Deficit	Income	Stock	Interest	(Deficit)
Balance at December 31, 2018	11,884,804	$11,885	$14,983,714	$(12,209,446)	$655,851	$(9,100,000)	$317,610	$(5,340,386)
Issuance of common shares	1,642,291	1,642	692,577	-	-	-	-	694,219
Effects from restructuring	4,166,530	4,167	(4,167)	-	-	-	-	-
Stock based compensation	-	-	8,550	-	-	-	-	8,550
Net loss for the period	-	-	-	(791,671)	-	-	(81,646)	(873,317)
Cumulative transaction adjustments	-	-	-	-	(15,412)	-	-	(15,412)
Balance at March 31, 2019	17,693,625	17,694	15,680,674	(13,001,117)	640,439	(9,100,000)	235,964	(5,526,346)

* All shares outstanding for all periods have been retroactively recast to reflect Company’s 1-for-18 stock reverse split, which was effective on May 8, 2019.

The accompanying notes are an integral part of these financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company issued 166,273,921(52,936,583 pre-stock split) shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s Common Stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s Common Stock owned by Euro-Asia were cancelled and retired to treasury. The Acquisition Stock collectively represented 79.70% of the issued and outstanding Common Stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger (the “Merger”).

Pursuant to the Merger, all of the issued and outstanding common shares of BriVision were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921(52,936,583pre-stock split) common shares of the Company and BriVision had become a wholly owned subsidiary of the Company. The holders of Company’s Common Stock as of immediately prior to the Merger held an aggregate of 205,519,223(65,431,144 pre-stock split) shares of Company’s Common Stock. Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision had become a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

Upon the consummation of the Share Exchange, BriVision became our wholly owned subsidiary of the Company.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing BriVision’s historically proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs. The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and explore global markets.

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

Merger

On February 8, 2019, the Company, BioLite Holding, Inc. (“BioLite”), BioKey, Inc. (“BioKey”), BioLite Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub 1”), and BioKey Acquisition Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub 2”) (collectively referred to as the “Parties”) completed the business combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of January 31, 2018 where ABVC acquired BioLite and BioKey via issuing additional Common Stock of ABVC to the shareholders of BioLite and BioKey.

Pursuant to the terms of the Merger Agreement, BioLite and BioKey became two wholly-owned subsidiaries of the Company on February 8, 2019. ABVC issued an aggregate of 104,558,777 shares (prior to the reverse stock split in 2019) to the shareholders of both BioLite and BioKey under a registration statement on Form S-4 (file number 333-226285), which became effective by operation of law on or about February 5, 2019.

BioLite Holding, Inc. (the “BioLite Holding”) was incorporated under the laws of the State of Nevada on July 27, 2016. BioLite BVI, Inc. (the “BioLite BVI”), a wholly owned subsidiary of BioLite Holding, was incorporated in the British Virgin Islands on September 13, 2016. BioLite Holding and BioLite BVI are holding companies and have not carried out substantive business operations of their own.

BioLite, Inc., (the “BioLite Taiwan”) was incorporated on February 13, 2006 under the laws of Taiwan. BioLite is in the business of developing and commercialization of new botanical drugs with application in central nervous system, autoimmunity, inflammation, hematology, and oncology. In addition, BioLite Taiwan distributes dietary supplements made from extracts of Chinese herbs and Maitake mushroom.

In January 2017, BioLite Holding, BioLite BVI, BioLite Taiwan, and certain shareholders of BioLite Taiwan entered into a share purchase / exchange agreement (the “BioLite Share Purchase / Exchange Agreement”). Pursuant to the BioLite Share Purchase / Exchange Agreement, the shareholder participants to the BioLite Share Purchase / Exchange Agreement have sold their equity in BioLite Taiwan and were using the proceeds from such sales to purchase shares of Common Stock of BioLite Holding at the same price per share, resulting in their owning the same number of shares of Common Stock as they owned in the BioLite Taiwan. Upon closing of the Share Purchase/ Exchange Agreement in August 2017, BioLite Holding ultimately owns via BioLite BVI approximately 73% of BioLite Taiwan. The other shareholders who did not enter this Share Purchase/ Exchange Agreement retain their equity ownership in BioLite Taiwan.

BioKey, Inc. was incorporated on August 9, 2000 in the State of California. It is engaged primarily in research and development, manufacturing, and distribution of generic drugs and nutraceuticals with strategic partners. BioKey provides a wide range of services, including, API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase 1 through phase 3) and commercial manufacturing. It also licenses out its technologies and initiates joint research and development processes with other biotechnology, pharmaceutical, and nutraceutical companies.

Accounting Treatment of the Merger

The Company adopted ASC 805, “Business Combination” to record the merger transactions of BioKey. Since the Company and BioLite Holding are the entities under Dr. Tsung-Shann Jiang’s common control, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of BioLite Holding, BioLite BVI, and BioLite Taiwan were transferred to the Company at their respective carrying amounts on the closing date of the Merger. The Company has recast prior period financial statements to reflect the conveyance of BioLite Holding’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Inventory

Inventory consists of raw materials, work-in-process, finished goods, and merchandise. Inventories are stated at the lower of cost or market and valued on a moving weighted average cost basis. Market is determined based on net realizable value. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and incurs a charge to operations for known and anticipated inventory obsolescence.

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

Stock Reverse Split

On March 12, 2019, the Board of Directors of the Company by unanimous written consent in lieu of a meeting approved to i) effect a stock reverse split at the ratio of 1-for-18 (the “Reverse Split”) of both the authorized common stock of the Company (the “Common Stock”) and the issued and outstanding Common Stock and ii) to amend the articles of incorporation of the Company to reflect the Reverse Split. The Board approved and authorized the Reverse Split without obtaining approval of the Company’s shareholders pursuant to Section 78.207 of Nevada Revised Statutes. On May 3, 2019, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to effect the Reverse Split with the Secretary of State of Nevada. The Financial Industry Regulatory Authority (“FINRA”) informed the Company that the Reverse Split was effective on May 8, 2019. All shares and related financial information in this Form 10-Q reflect this 1-for-18 reverse stock split.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, and due to related parties approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loan, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term bank loan approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents amounted $981,341 and $226,688, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2019 and December 31, 2018, the Company’s restricted cash equivalents amounted $16,093.

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

Merchandise Sales — The Company recognizes net revenues from dietary supplements product sales when customers obtain control of the Company’s products, which typically occurs upon delivery to customer. Product revenues are recorded at the net sales price, or “transaction price,” which includes applicable reserves for variable consideration, including discounts, allowances, and returns.

Trade discount and allowances: The Company generally provides invoice discounts on product sales to its customers for prompt payment. The Company estimates that, based on its experience, its customers will earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Product returns: The Company estimates the amount of each product that will be returned and deducts these estimated amounts from its gross revenues at the time the revenues are recognized. The Company’s customers have the right to return unopened packages, subject to contractual limitations.

To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

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

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally based on the following useful lives:

Estimated Life in Years
Buildings and leasehold improvements	5 ~ 50
Machinery and equipment	5 ~ 10
Office equipment	3 ~ 6

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three months ended March 31, 2019 and 2018, respectively.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company tests goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions.

The Company completed the required testing of goodwill for impairment at the closing of Merger of BioKey on February 8, 2019, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC Topic 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

For CDMO business unit, the Company accounts for R&D costs in accordance with Accounting Standards Codification (“ASC”) 730, Research and Development (“ASC 730”). Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, facilities-related overhead, and outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed.

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,424 and $5,586 for the three months ended March 31, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2019 and 2018.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $8,550 and $5,626 for the three months ended March 31, 2019 and 2018, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2019 and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions the Company may take. The Company is continuing to gather additional information to determine the final impact.

Valuation of Deferred Tax Assets

A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company determines that sufficient negative evidence exists, then it will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, the Company’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove to be more difficult to support the realization of its deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on its effective income tax rate and results. Conversely, if, after recording a valuation allowance, the Company determines that sufficient positive evidence exists in the jurisdiction in which the valuation allowance was recorded, it may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on its effective income tax rate and results in the period such determination was made.

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

Foreign-currency Transactions

For the Company’s subsidiaries in Taiwan, the foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under the Statements of Stockholders’ Equity (Deficit).

Translation Adjustment

The accounts of the Company’s subsidiaries in Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollar (“NT$”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NT$ as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s deficit are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU 2018-13 will have on its consolidated financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $13,001,117 and $12,209,446 as of March 31, 2019 and December 31, 2018, respectively, and incurred net loss of $873,317 and $713,622 for the three months ended March 31, 2019 and 2018, respectively. The Company also had working capital deficiency of $10,907,973 and $10,421,310 at March 31, 2019 and December 31, 2018, respectively.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

4. COLLABORATIVE AGREEMENTS

Collaborative agreements with BHK

(i) On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”), pursuant to which it is collaborative with BHK to develop and commercialize BLI-1401-2 (Botanical Drug) Triple Negative Breast Cancer (TNBC) Combination Therapy (BLI-1401-2 Products) in Asian countries excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and the Company. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

On July 27, 2016, BioLite Taiwan and BHK agreed to amend the payment terms of the milestone payment in an aggregate amount of $10 million based on the following schedule:

●	Upon the signing of the BHK Co-Development Agreement: $1 million, or 10% of total payment

●	Upon the first Investigational New Drug (IND) submission and BioLite Taiwan will deliver all data to BHK according to FDA Reviewing requirement: $1 million, or 10% of total payment

●	At the completion of first phase II clinical trial: $1 million, or 10% of total payment

●	At the initiation of phase III of clinical trial research: $3 million, or 30% of total payment

●	Upon the New Drug Application (NDA) submission: $4 million, or 40% of total payment

In December 2015, BHK has paid a non-refundable upfront cash payment of $1 million, or 10% of $10,000,000, upon the signing of BHK Co-Development Agreement. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash receipt as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this collaborative agreement was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this collaborative agreement. In August 2016, the Company has received the second milestone payment of NT$31,649,000, approximately equivalent to $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of the date of this report, the Company has not completed the first phase II clinical trial.

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2019 and December 31, 2018, the Company has not earned the royalty under the BHK Co-Development Agreement.

(ii) On December 9, 2015, BioLite Taiwan entered into another two collaborative agreements (the “BHK Collaborative Agreements”), pursuant to which it is collaborative with BHK to co-develop and commercialize BLI-1005 for “Targeting Major Depressive Disorder” (BLI-1005 Products) and BLI-1006 for “Targeting Inflammatory Bowel Disease” (BLI-1006 Products) in Asia excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and the Company. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

In 2015, the Company recognized the cash receipt in a total of NT$50 million, approximately equivalent to $1.6 million, as collaboration revenue when all research, technical, and development data was delivered to BHK. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this payment as collaboration revenue when all research, technical, data and development data was delivered to BHK. The cash receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this BHK Collaborative Agreements was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this BHK Collaborative Agreements.

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2019 and December 31, 2018, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, American BriVision Corporation entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of Yuangene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 11).

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

On September 25, 2017, BioFirst has delivered all research, technical data and development data to BriVision. No payment has been made by the Company as of the date of this report. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended September 30, 2017.

5. INVENTORY

Inventory consists of the following:

	Mar 31, 2019	December 31, 2018
	(Unaudited)
Merchandise	$521	$1,318
Finished goods	91,891	100,736
Work-in-process	20,057	20,243
Raw materials	56,171	56,691
Allowance for inventory valuation and obsolescence loss	(168,119)	(177,670)
Inventory, net	$521	$1,318

6. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
	(UNAUDITED)
Land	$360,081	$363,416
Buildings and leasehold improvements	2,115,155	290,403
Machinery and equipment	1,236,493	87,356
Office equipment	27,178	21,292
Subtotal	3,738,907	762,467
Less: accumulated depreciation	(3,191,387)	(252,401)
Property and equipment, net	$547,520	$510,066

Depreciation expenses were $13,940 and $11,420 for the three months ended March 31, 2019 and 2018, respectively.

7. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	March 31,	December 31,	Accounting
Name of related party	2019	2018	treatment
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.72%	0.72%	Cost Method
BioHopeKing Corporation	7.13%	7.13%	Cost Method
BioFirst Corporation	16.14%	15.84%	Equity Method
Rgene	31.63%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,147	$7,213
Genepharm Biotech Corporation	21,819	22,021
BioHopeKing Corporation	1,938,480	1,956,429
Sub total	1,967,446	1,985,663
Equity Method Investments, net
BioFirst Corporation	1,440,317	1,502,506
Rgene Corporation	-	-
Total	$3,407,763	$3,488,169

(a)	BioFirst Corporation (the “BioFirst):

The Company holds an equity interest in BioFirst Corporation, (the “BioFirst”), accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2019 and December 31, 2018, the Company owns 16.14% and 15.84% common stock shares of BioFirst, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	March 31, 2019	December 31, 2018
	(Unaudited)
Current Assets	$7,324,390	$7,551,898
Noncurrent Assets	1,639,340	1,608,460
Current Liabilities	1,805,325	1,648,206
Noncurrent Liabilities	36,502	-
Shareholders’ Equity	7,121,903	7,512,152

Statement of operation

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net sales	$10,334	$10,022
Gross profit	1,882	2,372
Net loss	(307,034)	(178,294)
Share of losses from investments accounted for using the equity method	(66,205)	(38,567)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the Company. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2019 and December 31, 2018, the Company owns 31.63% and 31.62% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Current Assets	$94,305	$98,168
Noncurrent Assets	39,541	14,779
Current Liabilities	292,588	261,685
Noncurrent Liabilities	11,424	-
Shareholders’ Equity (Deficit)	(170,166)	(148,738)

Statement of operations

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(22,662)	(36,041)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the year ended December 31, 2018, the Company sold 552,000 shares of common stock of BioHopeKing Corporation (the “BHK”) at prices ranging from NT$25, equivalent $0.82, to NT$32, equivalent $1.05, to two directors of BHK and 25 individuals. As a result of the transactions, the Company recognized investment loss of $395,476 for the same period.

On October 15, 2018 and November 2, 2018, the Company subsequently purchased an aggregate of 200,000 and 366,200 shares of common stock of BHK at NT$10, equivalent to $0.33, and NT$50, equivalent $1.64, from one of directors of BHK and eleven shareholders of BHK, respectively. The percentage of ownership accordingly increased to 7.13% as of March 31, 2019 and December 31, 2018.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Three Months Ended Mar 31,
	2019	2018
	(Unaudited)
Share of equity method investee losses	$(66,205)	$(38,567)
Impairments	-	-
Total losses on equity investments	$(66,205)	$(38,567)

8. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note as of March 31, 2019.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note as of March 31, 2019.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in the aggregate principal amount of $250,000 to the Company’s director, Yoshinobu Odaira. (“Odaira), pursuant to which the Company received $250,000 on November 29, 2018. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, the aggregate carrying values of the convertible debentures were $800,000 and accrued convertible interest was $43,467 and $27,467, respectively.

Total interest expenses in connection with the above convertible notes payable were $16,000 and $0 for the three months ended March 31 2019 and 2018, respectively.

9.	BANK LOANS

(1)	Short-term bank loan consists of the following:

	March 31,	December 31,
	2019	2018
Cathay United Bank	$243,000	$245,250
CTBC Bank	648,000	654,000
Cathay Bnak	1,000,000	-
Total	$1,891,000	$899,250

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $243,000. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $243,000. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $243,0050 for one year, which is due on September 6, 2019. As of March 31, 2019 and December 31, 2018, the effective interest rates per annum were 2.22%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the chairman of BioLite Taiwan.

Interest expenses were $1,330 and $1,402 for the three months ended March 31, 2019 and 2018, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $324,000, and NT$10,000,000, equivalent to $324,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which is July 18, 2019. The loan balances bear interest at a fixed rate of 1.63% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan is also personal guaranteed by the chairman of BioLite Taiwan and BioFirst.

Interest expenses were $2,604 and $2,736 for the three months ended March 31, 2019 and 2018, respectively.

Cathay Bank

During the three months ended March 31, 2019, the Company received a loan in aggregate of $1,000,000 from Cathay Bank (the “Bank”) pursuant to a business loan agreement (the “Cathay Loan Agreement”) entered by and between the Company and Bank on January 8, 2019 and a promissory note (the “Note”) executed by the Company on the same day. The Cathay Loan Agreement provides for a revolving line of credit in the principal amount of $1,000,000 with a maturity date (the “Maturity Date”) of January 1, 2020. The Note executed in connection with the Cathay Loan Agreement bears an interest rate (the “Regular Interest Rate”) equal to the sum of one percent (1%) and the prime rate as published in the Wall Street Journal (the “Index”) and the accrued interest shall become payable each month from February 1, 2019. Pursuant to the Note, the Company shall pay the entire outstanding principal plus accrued unpaid interest on the Maturity Date and may prepay portion or all of the Note before the Maturity Date without penalty. If the Company defaults on the Note, the default interest rate shall become five percent (5%) plus the Regular Interest Rate.

In connection with the Note and Cathay Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang and Dr. George Lee, executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Cathay Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Note plus interest are fully paid and satisfied. Dr. Tsung Shann Jiang is the Chairman and Chief Executive Officer of BioLite Holding, Inc. and Dr. George Lee serves as the Chairman of the board of directors of BioKey, Inc, which became a wholly-owned subsidiaries of the Company effective by operation of law on or about February 5, 2019.

In addition, on January 8, 2019, each of the Company and BriVision, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Cathay Security Agreement”) to secure the loans under the Cathay Loan Agreement and the Note. Pursuant to the Cathay Security Agreements, each of the Company and BriVision (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank.

Interest expenses were $9,527 and $0 for the three months ended March 31, 2019 and 2018, respectively.

(2)	Long-term bank loan consists of the following:

	March 31,	December 31,
	2019	2018
Cathay United Bank	$45,076	$55,092
Less: current portion of long-term bank loan	(39,688)	(39,835)
Total	$5,388	$15,257

On April 30, 2010, BioLite Taiwan entered into a seven-year bank loan of NT$8,900,000, equivalent to $288,360, with Cathay United Bank. The term started April 30, 2010 with maturity date at April 30, 2017. On April 30, 2017, BioLite Taiwan extended the original loan agreement for additional three years with the new maturity date at April 30, 2020. The loan balance bears interest at a floating rate of prime rate plus variable rates from 0.77% to 1.17%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. As of March 31, 2019 and December 31, 2018, the actual interest rates per annum were 2.24%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the chairman of BioLite Taiwan.

Interest expenses were $284 and $680 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 10. NOTES PAYABLE

On November 27, 2017, BioLite Taiwan and Cheng-Chi International Co., Ltd., a Taiwanese company, entered into a promissory note for borrowing an aggregate amount of NT$6,000,000, equivalent to $196,200, for the period from November 27, 2017 to January 11, 2018. The principal of promissory note bears interest at 12% per annum. This promissory note is secured by 700,000 Common Stock shares of ABVC and is also personal guaranteed by the Company’s chairman. On January 11, 2018, the principal and accrued interest totaling NT$6,090,000, equivalent to $199,143, has been paid in full.

On March 27, 2018, BioLite Taiwan and two individuals entered into a promissory note, (the “Hsu and Chow Promissory Note”), for borrowing an aggregate amount of NT$4,660,000, equivalent to $152,382, for the period from March 27, 2018 to June 26, 2018. On September 26, 2018, the company extended the original loan agreement through December 26, 2018. As of the date of this report, BioLite Taiwan and Hsu and Chow are still negotiating to extend this promissory note. The principal of the Hsu and Chow Promissory Note bears interest at 13.6224% per annum. This Hsu and Chow Promissory Note was secured by common stock shares of ABVC and was also personal guaranteed by the Company’s chairman. Interest expense was $5,085 and $1,807 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, BioLite Taiwan also entered various unsecured loan agreements bearing interest at fixed rates between 12% and 13.6224% per annum with three individuals to advance in aggregate of NT$10,750,000, equivalent to $348,300, for working capital purpose. The term of the loan varies from one month to three months with various maturity dates through May 25, 2018. As of the date of this report, BioLite Taiwan is still in discussion with the three individuals with respect to the terms of extension for the unsecured loans. Interest expense was $10,768 and $8,834 for the three months ended March 31, 2019 and 2018, respectively.

On December 27, 2018, BioLite Taiwan issued a promissory note of NT$450,000, equivalent to $14,715, to Taipei Veterans General Hospital to repay the clinical experiment costs. The note has been paid in full on January 2, 2019.

11. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of Yuangene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Lion Arts Promotion Inc. (the “LION”)	Controlling shareholder of BioLite Inc.
LionGene Corporation (the “LionGene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of Yuangene
Yuangene Corporation (the “Yuangene”)	Controlling beneficiary shareholder of the Company
AsianGene Corporation (the “AsianGene”)	Shareholder; entity controlled by controlling beneficiary shareholder of Yuangene
Keypoint Technology Ltd. (the “Keypoint’)	The Chairman of Keypoint is Eugene Jiang’s mother.
Yoshinobu Odaira (the “Odaira”)	Director of the Company
GenePharm Inc. (the “GenePharm”)	Mr. George Lee, the Director and Chairman of Biokey, is the Chairman of Genepharm.
Mr. Tsung-Shann Jiang, Ms. Shu-Ling Jiang and Mr. Eugene Jiang (the “Jiangs”)

Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company and Rgene, the chairman and CEO of the BioLite Inc. and the President and a member of board of directors of BioFirst,

Ms. Shu-Ling Jiang, Mr. Tsung-Shann Jiang’s wife, is a member of board of directors of the Company and the chairman of LION and BioFirst.

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc.

Accounts receivable – related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2019	2018
GenePharm Inc.	$142,265	$-
Total	$142,265	$-

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2019	2018
Rgene Corporation	$17,550	$19,477
BioFirst (Australia)	$40,675	$40,000
Total	$58,225	$59,477

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2019	2018
Lion Arts Promotion Inc.	$64,964	$65,495
LionGene Corporation	430,940	458,348
BioFirst Corporation	6,248,105	6,428,643
AsianGene Corporation	160,000	160,000
YuanGene Corporation	92,690	92,690
The Jiangs	598,085	539,920
Total	$7,594,784	$7,745,096

Related party transactions

(1)	On January 26, 2017, BriVision and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. On February 2, 2019, BriVision and BioFirst agreed to extend the remaining loan balance of $693,000 for one year matured on February 1, 2020. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. As of March 31, 2019 and December 31, 2018, the outstanding loan balance is $233,000 and $692,980, and accrued interest was $11,971 and $281, respectively. Interest expenses in connection with this loan were $11,710 and $9,500 for the three months ended March 31, 2019 and 2018, respectively.

(2)	On September 28, 2017, October 31, 2017, and November 13, 2017, BioLite Taiwan and BioFirst entered into three loan agreements for a total amount of NTD$27,800,000, equivalent to $900,720, to meet its working capital needs. Under the terms of the loan agreements, the loans bear interest at 1% per month (or equivalent to 12% per annum). BioLite Taiwan repaid NTD$7,500,000, equivalent to $243,000, of the loan in 2018. The remaining balance was NTD$20,300,000, equivalent to $657,720 with the interest rate and term remain unchanged. The three loans will be matured on September 27, 2019, October 30, 2019, and November 12, 2019, respectively. As of March 31, 2019 and December 31, 2018, the outstanding loan balance was $657,720 and $663,810, and accrued interest was $146,274 and $127,976, respectively. Interest expenses in connection with this loan were $19,472 and $28,500 for the three months ended March 31, 2019 and 2018, respectively.

(3)	On April 12, 2017, BioLite BVI and BioFirst entered into a loan agreement for NTD$30,000,000, equivalent to $972,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum). BioLite BVI and BioFirst extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2019. As of March 31, 2019 and December 31, 2018, the outstanding loan balance was $972,000 and $981,000, and accrued interest was $250,771 and $222,000, respectively. Interest expenses in connection with this loan were $28,771 and $29,978 for the three months ended March 31, 2019 and 2018, respectively.

(4)	On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 4). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst. No payment has been made by the Company as of the date of this report.

(5)	As of March 31, 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of March 31, 2019, the outstanding advance balance was $517,949.

(6)	In September 2017, AsianGene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsianGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. AsianGene also agreed to loan the proceeds to the Company for working capital purpose. The non-secured loan bears 0% interest rate and is due on demand. As of March 31, 2019 and December 31, 2018, the outstanding loan balance was $160,000 and accrued interest was $17,600 and $12,866, respectively. Interest expenses in connection with this loan were $4,734 and $3,945 for the three months ended March 31, 2019 and 2018, respectively.

(7)	As of March 31, 2019 and December 31, 2018, YuanGene Corporation has advanced an aggregate amount of $42,690 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(8)	On January 18, 2018, the Company and YuanGene entered into a loan agreement for a total of $50,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The maturity date of this loan is January 19, 2019. As of March 31, 2019 and December 31, 2018, the outstanding loan balance was $50,000 and accrued interest was $7,200 and $5,721, respectively. Interest expenses in connection with this loan were $1,479 and $1,200 for the three months ended March 31, 2019 and 2018, respectively.

(9)	On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”) (See Note 8). The Company received $250,000 which bears interest at 8% per annum. Interest expenses in connection with this Keypoint Note were $5,000 and $0 for the three months ended March 31, 2019 and 2018, respectively.

(10)	On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira (“Odaira”) (See Note 8). The Company received $250,000 on November 29, 2018 which bears interest at 8% per annum. Interest expense in connection with this Odaira Note was $5,000 and $0 for the three months ended March 31, 2019 and 2018, respectively.

(11)	As of March 31, 2019, Mr. Tsung-Shann Jiang and Ms. Shu-Ling Jiang have also advanced funds to the Company for working capital purpose. The advances bears interest at 1% per month (or equivalent to 12% per annum) and are due on demand. As of March 31, 2019, the outstanding advance balance was $157,140 and the accrued interest was $10,454.

(12)	As of March 31, 2019, LION, LionGene, and the Jiangs have also advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of March 31, 2019, the outstanding advance balances in aggregate were $926,395.

12. EQUITY

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

On May 6, 2016, the Company and BioLite Taiwan agreed to amend the BioLite Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby the Company has agreed to issue shares of Common Stock of the Company, at the price of $1.60 per share, for an aggregate number of 562,500 shares, as part of the Company’s first installation of payment pursuant to the Milestone Payment. The shares issuance was completed in June 2016. On August 26, 2016, the Company issued 1,468,750 shares (“Shares”) of the Company’s Common Stock, par value $0.001 (the “Offering”) to BioLite Taiwan pursuant to a certain Stock Purchase Agreement dated August 26, 2016 (the “SPA”). The Shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S of the Securities Act promulgated thereunder. The purchase price per share of the Offering is $1.60. The net proceeds to the Company from the Offering are approximately $2,350,000. Pursuant to the BioLite Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of the Company with equivalent value according to the milestone achieved. The agreement requires that 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of the Company’s Common Stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares. Upon the consummation of the restructuring transaction between the Company and BioLite on February 8, 2019, the Company’s Common Stock held by BioLite Taiwan was accounted for treasury stocks in the statement of equity (deficit).

On May 3, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, which was effective May 8, 2019 upon its receipt of the written notice from Financial Industry Regulatory Authority (“FINRA”). Pursuant to the Certificate of Amendment, the Company effectuated a 1-for-18 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 318,485,252 outstanding shares of the Company’s common stock were exchanged for 17,693,625 shares of the Company’s Common Stock. All shares and related financial information in this Form 10-Q reflect this 1-for-18 reverse stock split.

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

On February 8, 2019, after the Merger, the Company issued 74,997,546 shares to the shareholders of BioLite and 29,561,231 shares to the shareholders of BioKey.

13. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the years ended March 31, 2019 and 2018.

	Mar 31, 2019	Dec 31, 2018
Numerator:
Net loss attributable to common stockholders	$(791,671)	$(601,387)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	14,965,665	11,599,911
Stock options	-	-
Weighted-average shares outstanding - Diluted	14,965,665	11,599,911

Loss per share
-Basic	$(0.05)	$(0.05)
-Diluted	$(0.05)	$(0.05)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

14. LEASE

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

The Company applied the following practical expedients in the transition to the new standard and allowed under ASC 842:

●	Reassessment of expired or existing contracts: The Company elected not to reassess, at the application date, whether any expired or existing contracts contained leases, the lease classification for any expired or existing leases, and the accounting for initial direct costs for any existing leases.

●	Use of hindsight: The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of right-to-use assets.

●	Reassessment of existing or expired land easements: The Company elected not to evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, as allowed under the transition practical expedient. Going forward, new or modified land easements will be evaluated under ASU No. 2016-02.

●	Separation of lease and non- lease components: Lease agreements that contain both lease and non-lease components are generally accounted for separately.

●	Short-term lease recognition exemption: The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of January 1, 2019. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities.

The adoption of ASC 842 had a substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $577,830 and operating lease liabilities of $598,937 comprised of $301,105 of current operating lease liabilities and $297,832 of non-current operating lease liabilities on the condensed consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 also resulted in a cumulative-effect adjustment of $(21,107) to the opening balance of accumulated deficit.

In addition, the adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

The Company has no finance leases. The Company’s leases primarily include various office and laboratory spaces, copy machine, and vehicles under various operating lease arrangements. The Company’s operating leases have remaining lease terms of up to approximately two years.

Mar 31, 2019
ASSETS
Operating lease right-of-use assets	$505,305
LIABILITIES
Operating lease liabilities (current)	286,212
Operating lease liabilities (noncurrent)	239,647

Supplemental Information

The table below presents supplemental information related to operating leases during the three months ended March 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$73,802
Weighted average remaining lease term	1.86 years
Weighted average discount rate	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2019 (excluding the three months ended March 31, 2019)	$228,117
2020	258,642
2021	41,240
Total future minimum lease payments, undiscounted	527,999
Less: Imputed interest	(2,140)
Present value of future minimum lease payments	$525,859

15. BUSINESS COMBINATION

On February 8, 2019, the Company consummated the Merger transactions of BioLite and BioKey (See Note 1). Pursuant to the terms of the Merger Agreement, BioLite and BioKey became two wholly-owned subsidiaries of the Company on February 8, 2019. The Company adopted ASC 805, “Business Combination” to record the merger transactions of BioKey. The acquisition was accounted for as a business combination under the purchase method of accounting. BioKey’s results of operations were included in the Company’s results beginning February 8, 2019. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date as summarized in the following:

Purchase consideration:
Common Stock (*)	$44,341,847
Allocation of the purchase price:
Cash and cash equivalents	$531,147
Accounts receivable, net	188,550
Property and equipment, net	56,075
Operating lease right-of-use assets	485,684
Security deposits	10,440
Total assets acquired	1,271,896
Accounts payable	(56,204)
Accrued expenses and other current liabilities	(251,335)
Operating lease liability	(267,256)
Tenant security deposit	(2,880)
Total liabilities assumed	(577,675)
Total net assets acquired	694,221
Goodwill as a result of the Merger	$43,647,626

* 29,561,231 shares of ABVC common stock issued to BioKey in connection with the Merger. Those shares were valued at $1.50 per share, based on the bid-and-ask share price of ABVC Common Stock on the final day of trading, February 8, 2019.

On February 8, 2019, the Company has recorded a 100% goodwill write-down of $43,647,626. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial increase in sales volume, which is highly uncertain. Furthermore, the Company’s anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down was reflected as a decrease in additional paid-in capital in the statement of equity upon the consummation of the Merger.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited consolidated financial statements for the three months ended March 31, 2019 and 2018, and notes thereto contained elsewhere in this Report, our annual report on Form 10-K for the twelve months ended December 31, 2018 and 2017 including the consolidated financial statements and notes thereto and our transition annual report on Form 10-KT for the transition period from October 1, 2017 to December 31, 2017, including the audited financial statements for the three months ended December 31, 2017 and for the twelve months ended September 30, 2017 and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Introduction

We are a clinical stage biopharmaceutical company focused on development of new drugs and medical devices in the fields of oncology, ophthalmology and central nervous system. We operate our business through our wholly owned subsidiaries, American BriVision Corporation (“BriVision”), a Delaware corporation, with a focus on medical device development, BioLite Holding Inc. (“BioLite”), a Nevada corporation, with the key business of new drug development, and BioKey Inc. (BioKey”), a California company, a contract service organization.

The Company currently concentrates on, among other things, clinical research and development of six new drug candidates and one Class III medical device, which collectively constitute its primary business operations and research projects. BriVision was incorporated in 2015 in the State of Delaware. It currently focuses on the development of ABV-1701 Vitreous Substitute for Vitrectomy.  BioLite was formed in July 2016 under the laws of Nevada. Through BioLite, we conduct clinical research and trials of six new drug candidates which were licensed from BioLite, Inc. (“BioLite Taiwan”), a company formed in Taiwan that is a subsidiary of BioLite. The six new drug candidates under our development are named as follows: ABV-1504 for the treatment of Major Depressive Disorder, ABV-1505 to treat Attention-Deficit Hyperactivity Disease, ABV-1501 for the treatment of Triple Negative Breast Cancer, ABV-1703 for the treatment of Pancreatic Cancer, ABV-1702 to treat Myelodysplastic syndromes and ABV-1601 Depression in Cancer Patients. BioKey was formed under the laws of California in November 2000. It is engaged primarily in research and development, manufacturing, and distribution of generic drugs and nutraceuticals with strategic partners. BioKey provides a wide range of services, including, API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing. It also licenses out its technologies and initiates joint research and development processes to other biotechnology, pharmaceutical, and nutraceutical companies.

As a clinical stage biopharmaceutical company, we utilize our licensed technology to (i) further the development of pharmaceutical products with focuses on oncology, ophthalmology and central nervous system indications, (ii) target patients that may potentially respond to such pharmaceutical products and (iii) obtain regulatory approvals for and commercialize such pharmaceutical products in various markets. The business model of the Company includes the following steps and stages: 1) engaging medical research institutions, such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center, to coordinate clinical trials of translational medicine for Proof of Concept (“POC”) on behalf of the Company; 2) retaining ownership of the research results developed by the Company, and 3) out-licensing the research results and data to pharmaceutical companies who will further develop and commercialize the products.

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the three months ended March 31, 2019, the Company generated $212,242 in revenue, mainly from its CDMO business unit.

Closing of the Merger

On January 31, 2018, the Company, BioLite, BioKey, BioLite Acquisition Corp., a Nevada company and direct wholly-owned subsidiary of Parent (“Merger Sub 1”), and BioKey Acquisition Corp., a California company and direct wholly-owned subsidiary of Parent (“Merger Sub 2”) entered into a definitive Agreement and Plan of Merger, providing for the acquisition of BioLite and BioKey by ABVC, which we refer to as the “Merger Agreement.”

On February 8, 2019 (the “Closing Date”), the Company closed the transactions contemplated under the Merger Agreement (the “Closing”), pursuant to which BioLite merged with Merger Sub 1 with BioLite as the surviving corporation, which we refer to as the “BioLite Merger,” and BioKey merged with Merger Sub 2 with BioKey as the surviving corporation, which is referred as the “BioKey Merger.” On the Closing Date, BioLite filed the Article of Merger of the BioLite Merger with the State of Nevada, pursuant to which BioLite became a wholly-owned subsidiary of the Company. On the same day, BioKey filed the Agreement of Merger of the BioKey Merger with the State of California, pursuant to which BioKey became a wholly-owned subsidiary of the Company. In addition, in accordance with the terms of the Merger Agreement and as consideration for the acquisition of BioLite and BioKey, the Company issued 1.82 shares of its common stock, par value $0.001 per share, for each share of BioLite’s common stock to each BioLite shareholder and one share of ABVC’s common stock for each share of BioKey’s capital stock to each BioKey equity holder. The Company issued an aggregate of approximately 104,558,777 shares to both BioLite shareholders and BioKey shareholders under a registration statement on Form S-4 (File Number 333-226285), which became effective by operation of law on or about February 5, 2019.

Following the Closing, the Company operates as a single entity with three relatively separate but integrated special business units (“SBU”s), which are 1) New Drug Development SBU, including the new drug pipeline products from BioLite and the patented controlled release drug delivery technology from BioKey, 2) Innovative Medical Devices SBU, currently focusing on the development of Vitargus, a new invention of a biocompatible vitreous substitute for the treatment of retinal detachment and vitreous hemorrhage, and 3) CDMO SBU, providing contract services for pharmaceutical companies in the U. S. and as abroad to develop and manufacture new drug products in BioKey’s good manufacturing practice (“GMP”) facility and prepare studies to obtain ANDAs to launch certain new pharmaceutical products in the U.S.  While each of these SBUs is operated independently of one another, they report to the same management team and supervised by the board of directors (the “Board”) of the Company and share common resources and functions, including, but not limited to, administration, accounting, human resources, research and development, business development, legal, manufacturing facilities, and office and laboratory spaces. The new Board has representatives from each board of directors of BioLite, BioKey and ABVC. The new Board consists of the following members: Eugene Jiang, Dr. Tsang Ming Jiang, Dr. Ming-Fong Wu, Norimi Sakamoto, Yen-Hsin Chou, Dr. Tsung-Shann (T.S.) Jiang, Dr. Chang-Jen Jiang, Dr. Shin-Yu Miao, Yoshinobu Odaira, Shih-Chen Tzeng, and Dr. Hwalin Lee.

For more information about the forgoing Mergers, please refer to the current report on Form 8-K we filed on February 14, 2019.

Common Stock Reverse Split

On March 12, 2019, the Board by unanimous written consent in lieu of a meeting approved to i) effect a stock reverse split at the ratio of 1-for-18 (the “Reverse Split”) of both the authorized common stock of the Company and the issued and outstanding common stock and ii) to amend the articles of incorporation of the Company to reflect the Reverse Split. The Board approved and authorized the Reverse Split without obtaining approval of the Company’s shareholders pursuant to Section 78.207 of Nevada Revised Statutes.

On May 3, 2019, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to effect the Reverse Split with the Secretary of State of the State of Nevada. The Reverse Split took effect on May 8, 2019.

Collaborative Agreements

Collaborative agreements with BHK

(i) On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”), pursuant to which it is collaborative with BHK to develop and commercialize BLI-1401-2 (Botanical Drug) Triple Negative Breast Cancer (TNBC) Combination Therapy (BLI-1401-2 Products) in Asian countries excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and the Company. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

On July 27, 2016, BioLite Taiwan and BHK agreed to amend the payment terms of the milestone payment in an aggregate amount of $10 million based on the following schedule:

●	Upon the signing of the BHK Co-Development Agreement: $1 million, or 10% of total payment

●	Upon the first Investigational New Drug (IND) submission and BioLite Taiwan will deliver all data to BHK according to FDA Reviewing requirement: $1 million, or 10% of total payment

●	At the completion of first phase II clinical trial: $1 million, or 10% of total payment

●	At the initiation of phase III of clinical trial research: $3 million, or 30% of total payment

●	Upon the New Drug Application (NDA) submission: $4 million, or 40% of total payment

In December 2015, BHK has paid a non-refundable upfront cash payment of $1 million, or 10% of $10,000,000, upon the signing of BHK Co-Development Agreement. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash receipt as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this collaborative agreement was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this collaborative agreement. In August 2016, the Company has received the second milestone payment of NT$31,649,000, approximately equivalent to $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of the date of this report, the Company has not completed the first phase II clinical trial.

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2019 and December 31, 2018, the Company has not earned the royalty under the BHK Co-Development Agreement.

(ii) On December 9, 2015, BioLite Taiwan entered into another two collaborative agreements (the “BHK Collaborative Agreements”), pursuant to which it is collaborative with BHK to co-develop and commercialize BLI-1005 for “Targeting Major Depressive Disorder” (BLI-1005 Products) and BLI-1006 for “Targeting Inflammatory Bowel Disease” (BLI-1006 Products) in Asia excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and the Company. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

In 2015, the Company recognized the cash receipt in a total of NT$50 million, approximately equivalent to $1.6 million, as collaboration revenue when all research, technical, and development data was delivered to BHK. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this payment as collaboration revenue when all research, technical, data and development data was delivered to BHK. The cash receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this BHK Collaborative Agreements was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this BHK Collaborative Agreements.

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2019 and 2018, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On September 25, 2017, BioFirst has delivered all research, technical data and development data to BriVision. No payment has been made by the Company as of the date of this report. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended September 30, 2017.

Loan Agreement

On January 21, 2019, we received a loan in the amount of $500,000 from Cathay Bank (the “Bank”) pursuant to a business loan agreement (the “Loan Agreement”) entered by and between the Company and Bank on January 8, 2019 and a promissory note (the “Note”) executed by the Company on the same day. The Loan Agreement provided for a revolving line of credit in the principal amount of $1,000,000 with a maturity date (the “Maturity Date”) of January 1, 2020. The Note executed in connection with the Loan Agreement bears an interest rate (the “Regular Interest Rate”) equal to the sum of one percent (1%) and the prime rate as published in the Wall Street Journal (the “Index”). Pursuant to the Note, the Company shall pay the entire outstanding principal plus accrued unpaid interest on the Maturity Date and may prepay portion or all of the Note before the Maturity Date without penalty. If the Company defaults on the Note, the default interest rate shall become five percent (5%) plus the Regular Interest Rate.

In connection with the Note and Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang and Dr. George Lee executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Note plus interest are fully paid and satisfied. Dr. Tsung Shann Jiang is a director and Chief Strategy Officer of the Company, the Chairman and Chief Executive Officer of BioLite, a subsidiary of the Company Dr. George Lee serves as the Chairman of the board of directors of BioKey, another subsidiary of the Company.

In addition, on January 8, 2019, each of the Company and BriVision signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BriVision (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank.

For more information about the forgoing description of the Loan Agreement, Note and Security Agreement, please refer to the current report on Form 8-K we filed on February 1, 2019.

Operations

Our business model includes the following steps and stages: 1) engaging medical research institutions, such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center, to coordinate clinical trials of translational medicine for Proof of Concept (“POC”) on behalf of the Company; 2) retaining ownership of the research results by the Company, and 3) out-licensing the research results and data to pharmaceutical companies who will develop the products.

Revenue Generation

Most of our licensed products are still under development and trial stage. During the three months ended March 31, 2019 and 2018, we generated $212,242 and $0 in revenues, primarily from the CDMO business unit through our clients.

Research and Development

During the three months ended March 31, 2019 and 2018, we spent approximately $421,956 and $248,111 on research and development, respectively, which consisted primarily of research and development and payroll expenses. Such payroll expenses were settled in both cash and common stock issued by the Company.

Critical Accounting Policies and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

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

Inventory

Inventory consists of raw materials, work-in-process, finished goods, and merchandise. Inventories are stated at the lower of cost or market and valued on a moving weighted average cost basis. Market is determined based on net realizable value. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and incurs a charge to operations for known and anticipated inventory obsolescence.

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

Stock Reverse Split

On March 12, 2019, the Board of Directors of the Company by unanimous written consent in lieu of a meeting approved to i) effect a stock reverse split at the ratio of 1-for-18 (the “Reverse Split”) of both the authorized common stock of the Company (the “Common Stock”) and the issued and outstanding Common Stock and ii) to amend the articles of incorporation of the Company to reflect the Reverse Split. The Board approved and authorized the Reverse Split without obtaining approval of the Company’s shareholders pursuant to Section 78.207 of Nevada Revised Statutes. On May 3, 2019, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to effect the Reverse Split with the Secretary of State of Nevada. The Financial Industry Regulatory Authority (“FINRA”) informed the Company that the Reverse Split was effective on May 8, 2019. All shares and related financial information in this Form 10-Q reflect this 1-for-18 reverse stock split.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, and due to related parties approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loan, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term bank loan approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents amounted $981,341 and $226,688, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2019 and December 31, 2018, the Company’s restricted cash equivalents amounted $16,093.

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

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company tests goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions.

The Company completed the required testing of goodwill for impairment as of March 31, 2019, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

For CDMO business unit, the Company accounts for R&D costs in accordance with Accounting Standards Codification (“ASC”) 730, Research and Development (“ASC 730”). Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, facilities-related overhead, and outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2019 and 2018.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $8,550 and $5,626 for the three months ended March 31, 2019 and 2018, respectively.

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

Under FASB ASC Topic 740 “Income Taxes”, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2019 and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

For the three months ended March 31, 2019 and 2018, the Company’s income tax expense amounted $0 and $0, respectively.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements of the Company for the period ended March 31, 2019 and 2018 and accompanying notes that appear in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2019 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended March 31, 2019 Compared to March 31, 2018.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)

Revenues	$212,242	$-

Cost of revenues	1,499	-

Gross profit	210,743	-

Operating expenses
Selling, general and administrative expenses	510,803	420,462
Research and development expenses	421,956	248,111
Stock based compensation	8,550	5,626
Total operating expenses	941,309	674,199

Loss from operations	(730,566)	(674,199)

Other income (expense)
Interest income	189	1,150
Interest expense	(129,886)	(106,854)
Rental income, net	(3,891)	3,066
Gain (loss) on foreign exchange changes	(3)	7,515
Gain (loss) on investment in equity securities	(66,205)	(38,567)
Other income (expense)	(500)	(15)
Total other income (expenses)	(200,296)	(133,705)

Loss before provision for income tax (benefit)	(930,862)	(807,904)

Provision for income tax (benefit)	(57,545)	(94,282)

Net loss	$(873,317)	$(713,622)
Net loss attributable to noncontrolling interests	(81,646)	(112,235)
Net loss attributable to ABVC and subsidiaries	(791,671)	(601,387)
Foreign currency translation adjustment	(86,786)	64,994
Comprehensive Income (Loss)	$(878,457)	$(536,393)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding
Basic and diluted	14,965,665	11,599,911

Revenues. We generated $212,242 and $0 in revenues; $1,499 and $0 in cost of revenues for the three months ended March 31, 2019 and 2018, respectively.

Operating Expenses. Our operating expenses were $941,309 for the three months ended March 31, 2019 as compared to $674,199 for the three months ended March 31, 2018. The increase in operating expenses was primarily caused by R&D expenses that were scheduled for existing drug candidates research.

Interest Expense.  The interest expense was $129,886 for the three months ended March 31, 2019 as compared to $106,854 for the three months ended March 31, 2018. The increase in interest expense is primarily due to interest incurred on the new business loan from Cathay Bank.

Net Loss. The net loss was $873,317 for the three months ended March 31, 2019 compared to $713,622 for the three months ended March 31, 2018. The increase in net loss was primarily caused by professional services fees and R&D expenses.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2019 ($)	As of March 31, 2018 ($)
	(Unaudited)	(Unaudited)
Current Assets	$1,527,182	$566,476
Current Liabilities	12,435,155	10,987,786
Working Capital (deficit)	$(10,907,793)	$(10,421,310)

Cash Flow from Operating Activities

During the three months ended March 31, 2019 and 2018, the net cash used in operating activities were $599,528 and $525,510, respectively. The increase in the amount of $74,018 is primarily due to net loss of operational incomes.

Cash Flow from Investing Activities

During the three months ended March 31, 2019 and 2018, the Company spent $17,801 and $0 in investing activities, respectively. The decrease in the amount of $17,801 was due to company stock buyback from a previous employee.

Cash Flow from Financing Activities

During the three months ended March 31, 2019 and 2018, the net cash provided by financing activities was $1,373,791 and $349,737, respectively, reflecting an increase of $1,024,054. The increase in the net cash provided by financing activities was primarily attributed to the loan in the total amount of $1,000,000 from Cathay Bank.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

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

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Nil.

ITEM 1A.	RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Nil.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
3.1	Certificate of Amendment to the Company’s Articles of Incorporation, dated May 3, 2019 (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on May 8, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: May 28, 2019	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)