Form 10-Q
period 2019-06-30
American BriVision (Holding) Corp
filed 2019-08-09
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2019, there were 18,122,860 shares of common stock, par value per share $0.001, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

i

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

ii

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$540,308	$226,688
Restricted cash and cash equivalents	16,123	16,093
Accounts receivable, net	293,520	-
Accounts receivable - related parties, net	142,225	-
Other receivable	-	39,005
Due from related parties	180,736	59,477
Inventory	258	1,318
Prepaid expense and other current assets	60,841	223,895
Total Current Assets	1,234,011	566,476

Property and equipment, net	528,770	510,066
Operating lease right-of-use assets	431,389	-
Goodwill, net	-	-
Long-term investments	3,335,463	3,488,169
Deferred tax assets	1,428,263	1,347,995
Prepaid expenses – noncurrent	138,928	-
Security deposits	43,253	27,418
Total Assets	$7,140,077	$5,940,124

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	19,703	-
Short-term bank loans	1,885,500	899,250
Long-term bank loans - current portion	35,296	39,835
Notes payable	246,652	510,447
Accrued expenses and other current liabilities	1,700,974	1,243,158
Operating lease liabilities – current portion	279,214	-
Due to related parties	4,980,293	7,745,096
Convertible notes payable – current portion	460,000	300,000
Convertible notes payable - related parties, current portion	500,000	250,000
Total Current Liabilities	10,107,632	10,987,786

Long-term bank loans	-	15,257
Tenant security deposit	2,880	-
Operating lease liabilities – noncurrent portion	170,993	-
Convertible notes payable – related parties	-	250,000
Accrued interest	-	27,467
Total Liabilities	10,281,505	11,280,510

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 authorized, 18,122,196 and 11,884,804 issued and outstanding, respectively	18,123	11,885
Additional paid-in capital	18,688,045	14,983,714
Accumulated deficit	(13,558,693)	(12,209,446)
Accumulated other comprehensive income	632,010	655,851
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Deficit	(3,320,515)	(5,657,996)
Noncontrolling interest	179,087	317,610
Total Equity (Deficit)	(3,141,428)	(5,340,386)

Total Liabilities and Equity (Deficit)	$7,140,077	$5,940,124

The accompanying notes are an integral part of these financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$191,782	$3,229	$404,024	$3,229
Cost of revenues	13,352	2,319	14,851	2,319
Gross profit	178,430	910	389,173	910

Operating expenses
Selling, general and administrative expenses	571,669	458,445	1,082,472	878,907
Research and development expenses	87,769	56,697	509,725	304,808
Stock based compensation	7,800	10,200	16,350	15,826
Total operating expenses	667,238	525,342	1,608,547	1,199,541

Loss from operations	(488,808)	(524,432)	(1,219,374)	(1,198,631)

Other income (expense)
Interest income	1,066	1,104	1,255	2,254
Interest expense	(132,686)	(116,802)	(262,572)	(223,656)
Rental income, net	13,591	3,022	9,700	6,088
Investment loss	-	(85,923)	-	(85,923)
Gain (loss) on foreign exchange changes	407	(45)	404	7,470
Gain (loss) on investment in equity securities	(51,219)	(86,916)	(117,424)	(125,483)
Other income (expense)	2,398	(2,933)	1,898	(2,948)
Total other income (expense)	(166,443)	(288,493)	(366,739)	(422,198)

Loss before income tax	(655,251)	(812,925)	(1,586,113)	(1,620,829)
Provision for income tax	(40,798)	(76,885)	(98,343)	(171,167)
Net loss	$(614,453)	$(736,040)	$(1,487,770)	$(1,449,662)
Net loss attributable to noncontrolling interests	(56,877)	(103,870)	(138,523)	(216,105)
Net loss attributable to ABVC and subsidiaries	(557,576)	(632,170)	(1,349,247)	(1,233,557)
Foreign currency translation adjustment	61,061	(134,054)	(25,725)	(69,060)
Comprehensive loss	$(496,515)	$(766,224)	$(1,374,972)	$(1,302,617)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.03)	$(0.05)	$(0.08)	$(0.11)
Weighted average number of common shares outstanding
Basic and diluted	17,422,988	11,609,457	16,201,114	11,604,710

The accompanying notes are an integral part of these financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net loss	$(1,487,770)	$(1,449,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,631	22,671
Stock-based compensation	17,276	15,826
Other non-cash income and expenses	(2,288)	-
Loss on sale of investment	-	85,923
Loss on investment in equity securities	117,424	125,483
Deferred tax	(101,193)	(173,017)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(258,963)	1,542
Decrease (increase) in other receivable	-	(42,135)
Decrease (increase) in prepaid expenses and deposits	14,993	(189,811)
Decrease (increase) in due from related parties	(82,681)	159,210
Decrease (increase) in inventory	1,043	15,414
Increase (decrease) in accounts payable	9,158	93,873
Increase (decrease) in notes payable	(14,535)	-
Increase (decrease) in accrued expenses and other current liabilities	563,112	382,798
Increase (decrease) in due to related parties	(201,707)	(6,131)
Net cash used in operating activities	(1,396,500)	(958,016)

Cash flows from investing activities
Net proceeds from sale of investment in equity securities	-	108,819
Loan to related parties	(3,230)	-
Long-term equity investment	(17,746)	-
Net cash provided by (used in) investing activities	(20,976)	108,819

Cash flows from financing activities
Proceeds from issuance of common stock for acquisition of BioKey	531,147	-
Proceeds from convertible notes	160,000	550,000
Proceeds from short-term bank loans	1,000,000	-
Proceeds from short-term borrowing from third-parties	-	56,274
Net proceeds from short-term borrowings from related parties	519,384	382,220
Repayment of borrowings from related parties	(460,000)	(157,000)
Repayment of long-term bank loans	(19,013)	(19,517)
Net cash provided by financing activities	1,731,518	811,977

Effect of exchange rate changes on cash and cash equivalents	(392)	(3,786)

Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	313,650	(41,006)

Cash, cash equivalents, and restricted cash equivalents
Beginning	242,781	350,257
Ending	$556,431	$309,251

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$2,050	$1,850
Interest expense	$183,166	$105,910

The accompanying notes are an integral part of these financial statements.

  AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Common Stock					Treasury Stock
	Number of shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balance at December 31, 2017	11,874,814	$11,875	$14,874,924	$(6,634,067)	$743,763	(275,347)	$(9,100,000)	$806,761	$703,256
Issuance of common shares	9,990	10	79,990	-	-	-	-	-	80,000
Stock based compensation	-	-	5,626	-	-	-	-	-	5,626
Net loss for the period	-	-	-	(601,387)	-	-	-	(112,235)	(713,622)
Cumulative transaction adjustments	-	-	-	-	64,994	-	-	-	64,994
Balance at March 31, 2018	11,884,804	11,885	14,960,540	(7,235,454)	808,757	(275,347)	(9,100,000)	694,526	140,254
Stock based compensation	-	-	10,200	-	-	-	-	-	10,200
Net loss for the period	-	-	-	(632,170)	-	-	-	(103,870)	(736,040)
Cumulative transaction adjustments	-	-	-	-	(134,054)	-	-	-	(134,054)
Balance at June 30, 2018	11,884,804	$11,885	$14,970,740	$(7,867,624)	$674,703	(275,347)	$(9,100,000)	$590,656	$(719,640)

	Common Stock					Treasury Stock
	Number of shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	Noncontrolling Interest	Stockholders’ Equity (Deficit)

Balance at December 31, 2018	11,884,804	$11,885	$14,983,714	$(12,209,446)	$655,851	(275,347)	$(9,100,000)	$317,610	$(5,340,386)
Issuance of common shares to BioKey	1,642,291	1,642	692,577	-	-	-	-	-	694,219
Issuance of common shares to BioLite	4,166,530	4,167	(4,167)	-	-	-	-	-	-
Stock based compensation	-	-	8,550	-	-	-	-	-	8,550
Net loss for the period	-	-	-	(791,671)	-	-	-	(81,646)	(873,317)
Cumulative transaction adjustments	-	-	-	-	(15,412)	-	-	-	(15,412)
Balance at March 31, 2019	17,693,625	17,694	15,680,674	(13,001,117)	640,439	(275,347)	(9,100,000)	235,964	(5,526,346)
Issuance of common shares	428,571	429	2,999,571	-	-	-	-	-	3,000,000
Stock based compensation	-	-	7,800	-	-	-	-	-	7,800
Net loss for the period	-	-	-	(557,576)	-	-	-	(56,877)	(614,454)
Cumulative transaction adjustments	-	-	-	-	(8,429)	-	-	-	(8,429)
Balance at June 30, 2019	18,122,196	$18,123	$18,688,045	$(13,558,693)	$632,010	(275,347)	$(9,100,000)	$179,087	$(3,141,428)

*	All shares outstanding for all periods have been retroactively recast to reflect Company’s 1-for-18 stock reverse split, which was effective on May 8, 2019.

The accompanying notes are an integral part of these financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American BriVision (Holding) Corporation (the “Company” or “ABVC”), a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (the “BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology and focuses on the development of new drugs and innovative medical devices to fulfill unmet medical needs.  The business model of the Company is to integrate research achievements from world-famous institutions (such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center), conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and exploit global markets.

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

Pursuant to the Merger, all of the issued and outstanding common shares of BriVision were exchanged for at an exchange ratio of 0.2536-for-1, an aggregate of 166,273,921(52,936,583pre-stock split) common shares of the Company and BriVision had become a wholly owned subsidiary of the Company. The holders of Company’s Common Stock as of immediately prior to the Merger held an aggregate of 205,519,223(65,431,144 pre-stock split) shares of Company’s Common Stock. Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision had become a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

Pursuant to the terms of the Merger Agreement, BioLite and BioKey became two wholly-owned subsidiaries of the Company on February 8, 2019. ABVC issued an aggregate of 104,558,777 shares (prior to the stock reverse split in 2019) to the shareholders of both BioLite and BioKey under a registration statement on Form S-4 (file number 333-226285), which became effective by operation of law on or about February 5, 2019.

BioLite Holding, Inc. was incorporated under the laws of the State of Nevada on July 27, 2016. BioLite BVI, Inc. (“BioLite BVI”), a wholly owned subsidiary of BioLite, was incorporated in the British Virgin Islands on September 13, 2016. BioLite and BioLite BVI are holding companies and have not carried out substantive business operations of their own.

BioLite, Inc., (“BioLite Taiwan”) was incorporated on February 13, 2006 under the laws of Taiwan. BioLite Taiwan is in the business of developing and commercialization of new botanical drugs with application in central nervous system, autoimmunity, inflammation, hematology, and oncology. In addition, BioLite Taiwan distributes dietary supplements made from extracts of Chinese herbs and Maitake mushroom.

In January 2017, BioLite, BioLite BVI, BioLite Taiwan, and certain shareholders of BioLite Taiwan entered into a share purchase / exchange agreement (the “BioLite Share Purchase / Exchange Agreement”). Pursuant to the BioLite Share Purchase / Exchange Agreement, the shareholder participants to the BioLite Share Purchase / Exchange Agreement have sold their equity in BioLite Taiwan and were using the proceeds from such sales to purchase shares of Common Stock of BioLite at the same price per share, resulting in their owning the same number of shares of Common Stock as they owned in the BioLite Taiwan. Upon closing of the Share Purchase/ Exchange Agreement in August 2017, BioLite ultimately owns via BioLite BVI approximately 73% of BioLite Taiwan. The other shareholders who did not enter this Share Purchase/ Exchange Agreement retain their equity ownership in BioLite Taiwan.

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

Accounting Treatment of the Merger

The Company adopted ASC 805, “Business Combination” to record the merger transactions of BioKey. Since the Company and BioLite are the entities under Dr. Tsung-Shann Jiang’s common control, the transaction is accounted for as a restructuring transaction. All the assets and liabilities of BioLite, BioLite BVI, and BioLite Taiwan were transferred to the Company at their respective carrying amounts on the closing date of the Merger. The Company has recast prior period financial statements to reflect the conveyance of BioLite’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The nature of and effects on earnings(losses) per share of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and earnings(losses) per share amounts have been recast to include the earnings (losses) of the transferred net assets.

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

Stock Reverse Split

On March 12, 2019, the Board of Directors of the Company by unanimous written consent in lieu of a meeting approved to i) effect a stock reverse split at the ratio of 1-for-18 (the “Reverse Split”) of both the authorized common stock of the Company (the “Common Stock”) and the issued and outstanding Common Stock and ii) to amend the articles of incorporation of the Company to reflect the Reverse Split. The Board approved and authorized the Reverse Split without obtaining approval of the Company’s shareholders pursuant to Section 78.207 of Nevada Revised Statutes. On May 3, 2019, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to effectuate the Reverse Split with the Secretary of State of Nevada. The Financial Industry Regulatory Authority (“FINRA”) informed the Company that the Reverse Split was effective on May 8, 2019. All shares and related financial information in this Form 10-Q has reflected this 1-for-18 stock reverse split.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the assets or liabilities.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents amounted $540,308 and $226,688, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2019 and December 31, 2018, the Company’s restricted cash equivalents amounted $16,123 and $16,093, respectively.

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

Revenues Derived from Research and Development Activities Services — Revenues related to research and development and regulatory activities are recognized when the related services or activities are performed, in accordance with the contract terms. The Company typically has only one performance obligation at the inception of a contract, which is to perform research and development services. The Company may also provide its customers with an option to request that the Company provides additional goods or services in the future, such as active pharmaceutical ingredient, API, or IND/NDA/ANDA/510K submissions. The Company evaluates whether these options are material rights at the inception of the contract. If the Company determines an option is a material right, the Company will consider the option a separate performance obligation.

If the Company is entitled to reimbursement from its customers for specified research and development expenses, the Company accounts for the related services that it provides as separate performance obligations if it determines that these services represent a material right. The Company also determines whether the reimbursement of research and development expenses should be accounted for as revenues or an offset to research and development expenses in accordance with provisions of gross or net revenue presentation. The Company recognizes the corresponding revenues or records the corresponding offset to research and development expenses as it satisfies the related performance obligations.

The Company then determines the transaction price by reviewing the amount of consideration the Company is eligible to earn under the contracts, including any variable consideration. Under the outstanding contracts, consideration typically includes fixed consideration and variable consideration in the form of potential milestone payments. At the start of an agreement, the Company’s transaction price usually consists of the payments made to or by the Company based on the number of full-time equivalent researchers assigned to the project and the related research and development expenses incurred. The Company does not typically include any payments that the Company may receive in the future in its initial transaction price because the payments are not probable. The Company would reassess the total transaction price at each reporting period to determine if the Company should include additional payments in the transaction price.

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as advance from customers upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed to be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three and six months ended June 30, 2019 and 2018, respectively.

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

For pharmaceutical contract development and manufacturing organization (the “CDMO”) business unit, the Company accounts for R&D costs in accordance with ASC Topic730, Research and Development (“ASC 730”). Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, facilities-related overhead, and outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed.

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,296 and $4,435 for the three months ended June 30, 2019 and 2018, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $8,720 and $10,021 for the six months ended June 30, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company accounted for stock-based compensation awarded to all employees and non-employees using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total stock-based compensation expenses were $8,726 and $10,200 for the three months ended June 30, 2019 and 2018, respectively. Total stock-based compensation expenses were $17,276 and $15,826 for the six months ended June 30, 2019 and 2018, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2019and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

3. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $13,558,693 and $12,209,446 as of June 30, 2019 and December 31, 2018, respectively, and incurred net loss of $1,487,770 and $1,449,662 for the six months ended June 30, 2019 and 2018, respectively. The Company also had working capital deficiency of $8,873,621 and $10,421,310 at June 30, 2019 and December 31, 2018, respectively.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

4. COLLABORATIVE AGREEMENTS

Collaborative agreements with BioHopeKing Corporation (“BHK”), a related party

(i) On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”), a related party (See Note 11), entered into a co-development agreement, (the “BHK Co-Development Agreement”), pursuant to which it is collaborative with BHK to develop and commercialize BLI-1401-2 (Botanical Drug) Triple Negative Breast Cancer (TNBC) Combination Therapy (BLI-1401-2 Products) in Asian countries excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and BioLite Taiwan. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

In December 2015, BHK has paid a non-refundable upfront cash payment of $1 million, or 10% of $10,000,000, upon the signing of BHK Co-Development Agreement. BioLite Taiwan concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash receipt as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The receipt was for the compensation of past research efforts and contributions made by BioLite Taiwan before this collaborative agreement was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this collaborative agreement. In August 2016, BioLite Taiwan has received the second milestone payment of NT$31,649,000, approximately equivalent to $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of the date of this report, BioLite Taiwan has not completed the first phase II clinical trial.

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of the date of this report, BioLite Taiwan has not earned the royalty under the BHK Co-Development Agreement.

(ii) On December 9, 2015, BioLite Taiwan entered into another two collaborative agreements (the “BHK Collaborative Agreements”), pursuant to which it is collaborative with BHK to co-develop and commercialize BLI-1005 for “Targeting Major Depressive Disorder” (BLI-1005 Products) and BLI-1006 for “Targeting Inflammatory Bowel Disease” (BLI-1006 Products) in Asia excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and BioLite Taiwan. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

In 2015, BioLite Taiwan recognized the cash receipt in a total of NT$50 million, approximately equivalent to $1.6 million, as collaboration revenue when all research, technical, and development data was delivered to BHK. BioLite Taiwan concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this payment as collaboration revenue when all research, technical, data and development data was delivered to BHK. The cash receipt was for the compensation of past research efforts and contributions made by BioLite Taiwan before this BHK Collaborative Agreements was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this BHK Collaborative Agreements.

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of the date of this report, BioLite Taiwan has not earned the royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation (“BriVision”) entered into a co-development agreement (the “Rgene Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 11). Pursuant to the Rgene Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Rgene Co-Dev Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment was for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides of $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Rgene Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. During the year ended December 31, 2017, the Company has received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of June 30, 2019 and December 31, 2018. During the year ended December 31, 2018, the Company has recognized investment loss of $549. On December 31, 2018, the Company has determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. However, all projects that have been initiated and scheduled will be continuously managed and supported by the Company and Rgene.

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, American BriVision Corporation (“BriVision) entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted BriVision the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 11).

Pursuant to the BioFirst Collaborative Agreement, BriVision will co-develop and commercialize the Product with BioFirst and pay BioFirst in a total amount of $3,000,000 in cash or stock of the Company before September 30, 2018. The amount of $3,000,000 is in connection with the compensation for BioFirst’s past research efforts and contributions made by BioFirst before the BioFirst Collaborative Agreement was signed and it does not relate to any future commitments made by BioFirst and BriVision in this BioFirst Collaborative Agreement. In addition, BioFirst is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both BriVision and BioFirst.

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

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “BioFirst Stock Purchase Agreement”) with BioFirst, pursuant to which the Company issued 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst in connection with the BioFirst Collaborative Agreement.

5. INVENTORY

Inventory consists of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Merchandise	$258	$1,318
Finished goods	91,324	100,736
Work-in-process	19,933	20,243
Raw materials	55,824	56,691
Allowance for inventory valuation and obsolescence loss	(167,081)	(177,670)
Inventory, net	$258	$1,318

6. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
Land	$357,860	$363,416
Buildings and leasehold improvements	2,387,057	290,403
Machinery and equipment	962,280	87,356
Office equipment	27,048	21,292
Subtotal	3,734,245	762,467
Less: accumulated depreciation	(3,205,475)	(252,401)
Property and equipment, net	$528,770	$510,066

Depreciation expenses were $15,691 and $11,251 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expenses were $29,631 and $22,671 for the six months ended June 30, 2019 and 2018, respectively.

7. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	June 30,	December 31,	Accounting
Name of related party	2019	2018	treatments
Braingenesis Biotechnology Co., Ltd., a Taiwan company	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation, a Taiwan company	0.72%	0.72%	Cost Method
BioHopeKing Corporation, a Taiwan company	7.13%	7.13%	Cost Method
BioFirst Corporation, a Taiwan company	15.88%	15.84%	Equity Method
Rgene Corporation, a Taiwan company	31.62%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business

Braingenesis Biotechnology Co., Ltd.	No specific business relationship

Genepharm Biotech Corporation	No specific business relationship

BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs

BioFirst Corporation	Loaned from the investee and provides research and development support service

Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	June 30, 2019	December 31, 2018
Non-marketable Cost Method Investments, net	(Unaudited)
Braingenesis Biotechnology Co., Ltd.	$7,103	$7,213
Genepharm Biotech Corporation	21,685	22,021
BioHopeKing Corporation	1,926,513	1,956,429
Sub total	1,955,301	1,985,663
Equity Method Investments, net
BioFirst Corporation	1,380,162	1,502,506
Rgene Corporation	-	-
Total	$3,335,463	$3,488,169

(a)	BioFirst Corporation (the “BioFirst):

The Company holds an equity interest in BioFirst Corporation, (the “BioFirst”), accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2019 and December 31, 2018, the Company owns 15.88% and 15.84% common stock shares of BioFirst, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Current Assets	$4,058,357	$7,551,898
Noncurrent Assets	4,510,526	1,608,460
Current Liabilities	1,707,839	1,648,206
Noncurrent Liabilities	21,563	-
Stockholders’ Equity	6,839,481	7,512,152

Statements of Operations

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Net sales	$20,446	$21,629
Gross profit	4,214	4,584
Net loss	(543,582)	(582,718)
Share of losses from investments accounted for using the equity method	(117,424)	(125,483)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the Company. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2019 and December 31, 2018, the Company owns 31.62% common stock shares of Rgene.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Current Assets	$32,408	$98,168
Noncurrent Assets	97,249	14,779
Current Liabilities	319,009	261,685
Noncurrent Liabilities	8,017	-
Stockholders’ Equity (Deficit)	(197,369)	(148,738)

Statement of Operations

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Net sales	$-	$-
Gross profit	-	-
Net loss	(49,896)	(138,888)
Share of loss from investments accounted for using the equity method	-	N/A

(4)	Disposition of long-term investment

During the year ended December 31, 2018, the Company sold 552,000 shares of common stock of BioHopeKing Corporation (the “BHK”) at prices ranging from NT$25, equivalent $0.82, to NT$32, equivalent $1.05, to two directors of BHK and 25 individuals. As a result of the transactions, the Company recognized investment loss of $395,476 for the same period.

On October 15, 2018 and November 2, 2018, the Company subsequently purchased an aggregate of 200,000 and 366,200 shares of common stock of BHK at NT$10, equivalent to $0.33, and NT$50, equivalent $1.64, from one of directors of BHK and eleven shareholders of BHK, respectively. The percentage of ownership accordingly increased to 7.13% as of June 30, 2019 and December 31, 2018.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Share of equity method investee losses	$(117,424)	$(125,483)
Impairments	-	-
Total losses on equity investments	$(117,424)	$(125,483)

8. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note as of June 30, 2019 and December 31, 2018.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note as of June 30, 2019 and December 31, 2018.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in the aggregate principal amount of $250,000 to the Company’s director, Yoshinobu Odaira. (“Odaira), pursuant to which the Company received $250,000 on November 29, 2018. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note as of June 30, 2019 and December 31, 2018.

On May 30, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Kuo Note”) in an aggregate principal amount of $160,000 to Sheng Lung Kuo (the “Kuo”), pursuant to which the Company received $160,000 on May 30, 2019. The Kuo Note bears interest at 20% per annum. The Company shall pay to the Kuo an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Kuo Note, which is on May 29, 2020. At any time from the date hereof until this Kuo Note has been satisfied, the Kuo may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Kuo Note as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, the aggregate carrying values of the convertible debentures were $960,000 and $800,000 and accrued interest of convertible notes was $62,222 and $27,467, respectively.

Total interest expenses in connection with the above convertible notes payable were $18,755 and $3,567 for the three months ended June 30, 2019 and 2018, respectively. Total interest expenses in connection with the above convertible notes payable were $34,755 and $3,567 for the six months ended June 30, 2019 and 2018, respectively.

9. BANK LOANS

(1)	Short-term bank loans consist of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Cathay United Bank (Taiwan)	$241,500	$245,250
CTBC Bank (Taiwan)	644,000	654,000
Cathay Bank (U.S.A)	1,000,000	-
Total	$1,885,500	$899,250

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $241,500. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bore interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $241,500. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $241,500 for one year, which is due on September 6, 2019. As of June 30, 2019 and December 31, 2018, the effective interest rates per annum were 2.22%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,352 and $1,412 for the three months ended June 30, 2019 and 2018, respectively. Interest expenses were $2,682 and $2,814 for the six months ended June 30, 2019 and 2018, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $322,000, and NT$10,000,000, equivalent to $322,000, respectively. Both two loans had the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which is July 18, 2019. The loan balances bore interest at a fixed rate of 1.63% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan is also personal guaranteed by the Chairman of BioLite Taiwan and BioFirst.

Interest expenses were $2,648 and $2,766 for the three months ended June 30, 2019 and 2018, respectively.

Interest expenses were $5,252 and $5,502 for the six months ended June 30, 2019 and 2018, respectively.

Cathay Bank

During the six months ended June 30, 2019, the Company received a loan in aggregate of $1,000,000 from Cathay Bank pursuant to a business loan agreement (the “Cathay Loan Agreement”) entered by and between the Company and Cathay Bank on January 8, 2019 and a promissory note (the “Cathay Promissory Note”) executed by the Company on the same day. The Cathay Loan Agreement provides for a revolving line of credit in the principal amount of $1,000,000 with a maturity date (the “Maturity Date”) of January 1, 2020. The Cathay Promissory Note executed in connection with the Cathay Loan Agreement bears an interest rate (the “Regular Interest Rate”) equal to the sum of one percent (1%) and the prime rate as published in the Wall Street Journal (the “Index”) and the accrued interest shall become payable each month from February 1, 2019. Pursuant to the Cathay Promissory Note, the Company shall pay the entire outstanding principal plus accrued unpaid interest on the Maturity Date and may prepay portion or all of the Cathay Promissory Note before the Maturity Date without penalty. If the Company defaults on the Cathay Promissory Note, the default interest rate shall become five percent (5%) plus the Regular Interest Rate.

In connection with the Cathay Promissory Note and Cathay Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang and Dr. George Lee, executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Cathay Promissory Note plus interest are fully paid and satisfied. Dr. Tsung Shann Jiang is the Chairman and Chief Executive Officer of BioLite Holding, Inc. and Dr. George Lee serves as the Chairman of the board of directors of BioKey, Inc, which became a wholly-owned subsidiaries of the Company effective by operation of law on or about February 5, 2019.

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

Interest expenses were $16,206 and $0 for the three months ended June 30, 2019 and 2018, respectively.

Interest expenses were $25,733 and $0 for the six months ended June 30, 2019 and 2018, respectively.

(2)	Long-term bank loan consists of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Cathay United Bank (Taiwan)	$35,296	$55,092
Less: current portion of long-term bank loan	(35,296)	(39,835)
Total	$-	$15,257

On April 30, 2010, BioLite Taiwan entered a seven-year bank loan of NT$8,900,000, equivalent to $287,004, with Cathay United Bank. The term started April 30, 2010 with maturity date at April 30, 2017. On April 30, 2017, BioLite Taiwan extended the original loan agreement for additional three years with the new maturity date at April 30, 2020. The loan balance bears interest at a floating rate of prime rate plus variable rates from 0.77% to 1.17%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. As of June 30, 2019 and December 31, 2018, the actual interest rates per annum were 2.24%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Chairman of BioLite Taiwan.

Interest expenses were $233 and $574 for the three months ended June 30, 2019 and 2018, respectively.

Interest expenses were $517 and $1,254 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 10. NOTES PAYABLE

On November 27, 2017, BioLite Taiwan and Cheng-Chi International Co., Ltd., a Taiwan company, entered into a promissory note for borrowing an aggregate amount of NT$6,000,000, equivalent to $196,200, for the period from November 27, 2017 to January 11, 2018. The principal of promissory note bore interest at 12% per annum. This promissory note was secured by 700,000 Common Stock shares of ABVC and was also personal guaranteed by the Chairman of BioLite Taiwan. On January 11, 2018, the principal and accrued interest totaling NT$6,090,000, equivalent to $199,143, had been paid in full.

On March 27, 2018, BioLite Taiwan and two individuals entered into a promissory note, (the “Hsu and Chow Promissory Note”), for borrowing an aggregate amount of NT$4,660,000, equivalent to $150,052, for the period from March 27, 2018 to June 26, 2018. On September 26, 2018, BioLite Taiwan extended the original loan agreement through December 26, 2018. As of the date of this report, BioLite Taiwan and Hsu and Chow are still negotiating to extend this promissory note. The principal of the Hsu and Chow Promissory Note bears interest at 13.6224% per annum. This Hsu and Chow Promissory Note was secured by common stock shares of ABVC and was also personal guaranteed by the Chairman of BioLite Taiwan. Interest expense was $5,167 and $2,911 for the three months ended June 30, 2019 and 2018, respectively. Interest expense was $10,252 and $4,718 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, BioLite Taiwan also had an unsecured loan of NT$3,000,000, equivalent to $96,600, borrowed from an individual for working capital purpose. This unsecured loan bears interest at fixed rates at 12% per annum. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. Interest expense was $2,907 and $3,033 for the three months ended June 30, 2019 and 2018, respectively. Interest expense was $5,814 and $3,841 for the six months ended June 30, 2019 and 2018, respectively.

11. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Collaborative partners; Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
LBG USA, Inc. (the “LBG USA”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Lion Arts Promotion Inc. (the “LION”)	Shareholder of the Company; Controlling shareholder of BioLite Inc.
LionGene Corporation (the “LionGene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene
BioHopeKing Corporation (the “BHK”)	Collaborative partners, BioLite Inc. owns 7.13% of BHK’s common stock and serves as the Supervisor of BHK, Chi-Chou Liao, the Chairman of BHK, is also the shareholder of the Company.
Rgene Corporation (the “Rgene”)	Collaborative partners; Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
AsiaGene Corporation (the “AsiaGene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene
Keypoint Technology Ltd. (the “Keypoint’)	The Chairman of Keypoint is Shu-Ling Jiang.
Yoshinobu Odaira (the “Odaira”)	Director of the Company
GenePharm Inc. (the “GenePharm”)	Mr. George Lee, the Director and Chairman of Biokey, is the Chairman of GenePharm.
Mr. Tsung-Shann Jiang, Ms. Shu-Ling Jiang, Mr. Chang-Jen Jiang, Ms. Mei-Ling Jiang, and Mr. Eugene Jiang (collectively the “Jiangs”)

Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company and Rgene, the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, Mr. Tsung-Shann Jiang’s wife, is the Chairman of Keypoint, LION, and BioFirst; and a member of board of directors of BioLite Inc.

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc.

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.

Accounts receivable – related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2019	2018
GenePharm Inc.	$142,225	$-
Total	$142,225	$-

Due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2019	2018
Rgene Corporation	$25,025	$19,477
AsiaGene Corporation	3,256	-
BioFirst (Australia) Pty Ltd.	40,000	40,000
BioHopeKing Corporation	111,780	-
LBG USA Inc.	675	-
Total	$180,736	$59,477

(1)	As of June 30, 2019 and December 31, 2018, the Company has advanced an aggregate amount of $25,025 and $19,477 to Rgene for working capital purpose. The advances bear 0% interest rate and are due on demand.

(2)	On May 27, 2019, BioLite Taiwan entered into a loan agreement with AsiaGene for NT$100,000, equivalent to $3,225 to meet its working capital needs, pursuant to which the interest bears at 12% per annum. This loan is matured on December 31, 2019. As of June 30, 2019, the accrued interest was $31.

(3)	As of June 30, 2019 and December 31, 2018, the Company has advanced an aggregate amount of $40,000 to BioFirst (Australia) for working capital purpose. The advances bear 0% interest rate and are due on demand.

(4)	Pursuant to the BHK Co-Development Agreement and the BHK Collaborative Agreements (See Note 4), the development costs shall be shared 50/50 between BHK and BioLite Taiwan. As of June 30, 2019 and December 31, 2018, the outstanding balance due from BHK was $111,780 and $0, respectively.

(5)	As of June 30, 2019 and December 31, 2018, the Company has advanced an aggregate amount of $675 and $0 to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2019	2018
Lion Arts Promotion Inc	$97,864	$65,495
LionGene Corporation	428,099	458,348
BioFirst Corporation	3,002,911	6,428,643
AsiaGene Corporation	160,000	160,000
YuanGene Corporation	92,690	92,690
The Jiangs	1,198,729	539,920
Total	$4,980,293	$7,745,096

(1)	As of June 30, 2019, BioLite Taiwan has borrowed an aggregate amount of NT$2,950,000, equivalent to $94,990, from LION for working capital purpose. These loans bear interest at fixed rates at 12% per annum with various maturity dates through April 14, 2020. As of June 30, 2019 and December 31, 2018, the outstanding principal of loans was $94,990 and $65,495, and accrued interest was $2,719 and $0, respectively. Interest expenses in connection with these loans were $2,874 and $0 for the six months ended June 30, 2019 and 2018, respectively.

(2)	As of June 30, 2019 and December 31, 2018, LionGene has advanced in aggregate amount of $428,099 and $458,348, respectively, to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(3)	On January 26, 2017, BriVision and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. On February 2, 2019, BriVision and BioFirst agreed to extend the remaining loan balance of $693,000 for one year matured on February 1, 2020. Under the terms of the loan agreement, the loan bears interest at 12% per annum. As of June 30, 2019 and December 31, 2018, the outstanding loan balance is $233,000 and $692,980, and accrued interest was $18,942 and $281, respectively. Interest expenses in connection with this loan were $18,681 and $56,837 for the six months ended June 30, 2019 and 2018, respectively.

(4)	As of June 30, 2019, BioLite Taiwan and BioFirst entered into several loan agreements for an aggregate amount of NT$19,430,000, equivalent to $625,646, to meet its working capital needs. Under the terms of the loan agreements, the loans bear interest at 12% per annum. The term of the loans has various maturity dates through May 27, 2020. As of June 30, 2019 and December 31, 2018, the outstanding loan balance was $625,646 and $663,810, and accrued interest was $168,370 and $127,976, respectively. Interest expenses in connection with this loan were $40,338 and $54,887 for the six months ended June 30, 2019 and 2018, respectively.

(5)	As of June 30, 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of June 30, 2019, the outstanding advance balance was $709,444.

(6)	On April 12, 2017, BioLite BVI and BioFirst entered into a loan agreement for NT$30,000,000, equivalent to $987,134 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum). BioLite BVI and BioFirst extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2019. On May 12, 2019, the two parties extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2020. As of June 30, 2019 and December 31, 2018, the outstanding loan balance was $987,134 and $981,000, and accrued interest was $279,317 and $222,000, respectively. Interest expenses in connection with this loan were $57,317 and $60,113 for the six months ended June 30, 2019 and 2018, respectively.

(7)	On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 4). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst. On June 30, 2019, the Company entered into a Stock Purchase Agreement with BioFirst, pursuant to which the Company agreed to issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst.

(8)	In September 2017, AsiaGene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsiaGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. AsiaGene also agreed to loan the proceeds to the Company for working capital purpose. The non-secured loan bears 0% interest rate and is due on demand. As of June 30, 2019 and December 31, 2018, the outstanding loan balance was $160,000 and accrued interest was $22,387 and $12,866, respectively. Interest expenses in connection with this loan were $9,521 and $8,732 for the six months ended June 30, 2019 and 2018, respectively.

(9)	On January 18, 2018, the Company and YuanGene entered into a loan agreement for a total of $50,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The maturity date of this loan is January 19, 2019. On January 20, 2019, the two parties extended the loan with the same interest rate and amount for one year. The loan will be matured on January 19, 2020 As of June 30, 2019 and December 31, 2018, the outstanding loan balance was $50,000 and accrued interest was $8,696 and $5,721, respectively. Interest expenses in connection with this loan were $2,975 and $2,696 for the six months ended June 30, 2019 and 2018, respectively.

(10)	As of June 30, 2019 and December 31, 2018, YuanGene Corporation has advanced an aggregate amount of $42,690 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(11)	On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in an aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”) (See Note 8). The Company received $250,000 which bears interest at 8% per annum. Interest expenses in connection with this Keypoint Note were $10,000 and $0 for the six months ended June 30, 2019 and 2018, respectively.

(12)	On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in an aggregate principal amount of $250,000 to Yoshinobu Odaira (“Odaira”) (See Note 8). The Company received $250,000 on November 29, 2018 which bears interest at 8% per annum. Interest expense in connection with this Odaira Note was $10,000 and $0 for the six months ended June 30, 2019 and 2018, respectively.

(13)	As of June 30, 2019, Mr. Tsung-Shann Jiang, Mr. Chang-Jen Jiang, Ms. Shu-Ling Jiang, and Ms. Mei-Ling Jiang have entered into various loans with the Company for working capital purpose. These loans bear interest at 12% per annum and are due on demand. As of June 30, 2019, the outstanding advance balance was $795,340 and the accrued interest was $22,014.

(14)	As of June 30, 2019, the Jiangs have also advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. As of June 30, 2019, the aggregate advances were $381,375.

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

On May 6, 2016, the Company and BioLite Taiwan agreed to amend the BioLite Collaborative Agreement, through entry into the Milestone Payment Agreement, whereby the Company has agreed to issue shares of Common Stock of the Company, at the price of $1.60 per share, for an aggregate number of 562,500 shares (prior to the stock reverse split in May 2019), as part of the Company’s first installation of payment pursuant to the Milestone Payment. The shares issuance was completed in June 2016. On August 26, 2016, the Company issued 1,468,750 shares (prior to the stock reverse split in May 2019) of the Company’s Common Stock, par value $0.001 (the “Offering”) to BioLite Taiwan pursuant to a certain Stock Purchase Agreement dated August 26, 2016 (the “SPA”). The Shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S of the Securities Act promulgated thereunder. The purchase price per share of the Offering is $1.60. The net proceeds to the Company from the Offering are approximately $2,350,000. Pursuant to the BioLite Collaborative Agreement, BriVision should pay a total of $100,000,000 in cash or stock of the Company with equivalent value according to the milestone achieved. The agreement requires that 6.5% of total payment, $6,500,000 shall be made upon the first IND submission which was submitted in March 2016. In February 2017, the Company remitted this amount to BioLite with $650,000 in cash and $5,850,000 in the form of newly issued shares of the Company’s Common Stock, at the price of $2.0 per share, for an aggregate number of 2,925,000 shares (prior to the stock reverse split in May 2019). Upon the consummation of the restructuring transaction between the Company and BioLite on February 8, 2019, the Company’s Common Stock held by BioLite Taiwan was accounted for treasury stocks in the statement of equity (deficit).

On May 3, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, which was effective May 8, 2019 upon its receipt of the written notice from Financial Industry Regulatory Authority (“FINRA”). Pursuant to the Certificate of Amendment, the Company effectuated a 1-for-18 stock reverse split of its issued and outstanding shares of common stock, $0.001 par value, whereby 318,485,252 outstanding shares of the Company’s common stock were exchanged for 17,693,625 shares of the Company’s Common Stock. All shares and related financial information in this Form 10-Q reflect this 1-for-18 reverse stock split.

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s Common Stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. On March 28, 2018, the Company issued 4,828 shares (prior to the stock reverse split in May 2019) of the Company’s common stock at $1.60 per share in a total of $7,725 to Kameyama in connection with this consulting agreement. Total stock-based compensation in connection with this consulting agreement was $16,350 and $15,826 for the six months ended June 30, 2019 and 2018, respectively.

On January 1, 2017, Euro-Asia Investment & Finance Corp Ltd. and the Company entered into an one-year service agreement (the “Euro-Asia Agreement”) for the maintenance of the listing in the U.S. stock exchange market. On March 28, 2018, the Company issued 50,000 shares (prior to the stock reverse split in May 2019) of the Company’s common stock at $1.60 per share in a total of $80,000 to Euro-Asia in connection with the Euro-Asia Agreement.

On January 1, 2017, Kimho Consultants Co., Ltd. and the Company entered into an one-year service agreement (the “Kimho Agreement”) for the maintenance of the listing in the U.S. stock exchange market. On March 28, 2018, the Company issued 75,000 shares (prior to the stock reverse split in May 2019) of the Company’s common stock at $1.60 per share in a total of $120,000 to Kimho in connection with the Kimho Agreement.

On March 28, 2018, the Company also issued an aggregate of 50,000 shares (prior to the stock reverse split in May 2019) of the Company’s common stock at $1.60 per share for salaries in a total of $80,000 to three officers.

On February 8, 2019, after the Merger, the Company issued 74,997,546 (4,166,530 after stock reverse split) shares to the shareholders of BioLite and 29,561,231 (1,642,291 after stock reverse split) shares to the shareholders of BioKey.

13. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended
	June 30, 2019	June 30, 2018
Numerator:
Net loss attributable to ABVC’s common stockholders	$(557,576)	$(632,170)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	17,422,988	11,609,457
Stock options	-	-
Weighted-average shares outstanding - Diluted	17,422,988	11,609,457

Loss per share
-Basic	$(0.03)	$(0.05)
-Diluted	$(0.03)	$(0.05)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,349,247)	$(1,233,557)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	16,201,114	11,604,710
Stock options	-	-
Weighted-average shares outstanding - Diluted	16,201,114	11,604,710

Loss per share
-Basic	$(0.08)	$(0.11)
-Diluted	$(0.08)	$(0.11)

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

ASSETS	June 30, 2019
Operating lease right-of-use assets	$431,389
LIABILITIES
Operating lease liabilities (current)	$279,214
Operating lease liabilities (noncurrent)	$170,993
Subtotal	$450,207

Supplemental Information

The table below presents supplemental information related to operating leases during the six months ended June 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$73,802
Weighted average remaining lease term	1.86 years
Weighted average discount rate	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2019 (excluding the six months ended June 30, 2019)	$151,017
2020	258,634
2021	42,076
Total future minimum lease payments, undiscounted	$451,727
Less: Imputed interest	1,520
Present value of future minimum lease payments	$450,207

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

* 29,561,231 shares (1,642,291 after stock reverse split) of common stock of the Company was issued to BioKey in connection with the Merger. Those shares were valued at $1.50 per share, based on the bid-and-ask share price of common stock of the Company on the final day of trading, February 8, 2019.

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

16. SUBSEQUENT EVENTS

On August 1, 2019, the Company entered into various conversion agreements (the “Conversion Agreements”) with each of the nine (9) related parties (the “Investors”) of the Company to convert the debts owed to all of the Investors in an aggregate amount of $4,246,749 to 606,681 shares (the “Conversion Shares”) of the Company’s common stock at a conversion price of $7.00 per share. Pursuant to the Conversion Agreements, each Investor shall release the Company from any debts, liabilities, or obligations incurred under the respective original agreements upon receiving its respective number of Conversion Shares as set forth in the Conversion Agreements.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited consolidated financial statements as of and for the six months ended June 30, 2019 and 2018, and notes thereto contained elsewhere in this Report, our annual report on Form 10-K for the twelve months ended December 31, 2018 and 2017, including the consolidated financial statements and notes thereto and our transition annual report on Form 10-KT for the transition period from October 1, 2017 to December 31, 2017, including the audited financial statements for the three months ended December 31, 2017 and for the twelve months ended September 30, 2017 and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

As a clinical stage biopharmaceutical company, we utilize our licensed technology to (i) further the development of pharmaceutical products with focuses on oncology, ophthalmology and central nervous system indications, (ii) target patients that may potentially respond to such pharmaceutical products and (iii) obtain regulatory approvals for and commercialize such pharmaceutical products in various markets. The business model of the Company includes the following steps and stages: 1) engaging medical research institutions, such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center, to coordinate clinical trials of translational medicine for Proof of Concept (“POC”) on behalf of the Company; 2) retaining ownership of the research results developed by the Company, and 3) out-licensing the research results and data to pharmaceutical companies which will further develop and commercialize the products.

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the six months ended June 30, 2019, the Company generated $404,024 in revenue, mainly from the CDMO business unit.

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

Series A Convertible Preferred Stock

On June 28, 2019, the Company filed a certificate of designation (the “Series A COD”) of Series A Convertible Preferred Stock (the “Series A Stock”) with the Secretary of the State of Nevada. Pursuant to the Series A COD, the Company designated 3,500,000 shares of preferred stock as Series A Stock, par value of $0.001 per share. Subject to the laws of Nevada, the Company will pay cumulative dividends on the Series A Stock on each anniversary from the date of original issue for a period of four calendar years. The Series A Stock will rank senior to the outstanding common stock of the Company, par value $0.001 (the “Common Stock”) with respect to dividend rights, rights upon liquidation, dissolution or winding up in the amount of accrued but unpaid dividend. Holders of the Series A Stock will have the same voting rights as the Company’s Common Stock holders. Each share of Series A Stock is initially convertible at any time at the option of the holder into one share of Common Stock and automatically converts into one share of Common Stock on the four-year anniversary of its issuance.

Collaborative Agreements

Collaborative agreements with BHK, a related party

(i) As of June 30, 2019, BioLite Taiwan owns 7.13% of BHK’s common stocks and serves as the Supervisor of BHK. Mr. Chi-Chou Liao, the Chairman of BHK, is also the shareholder of the Company. On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”), pursuant to which it is collaborative with BHK to develop and commercialize BLI-1401-2 (Botanical Drug) Triple Negative Breast Cancer (TNBC) Combination Therapy (BLI-1401-2 Products) in Asian countries excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and the Company. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of June 30, 2019 and December 31, 2018, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of June 30, 2019 and 2018, the Company has not earned the royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 11). Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Co-Dev Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides of $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

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

On September 25, 2017, BioFirst has delivered all research, technical data and development data to BriVision. On June 30, 2019, we entered into a stock purchase agreement with BioFirst, pursuant to which BioFirst shall convert its right to receive $3,000,000 in connection with the BioFirst Collaborative Agreement to the right to receive 428,571 shares of the Company’s common stock. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended September 30, 2017.

Loan Agreement

During the six months ended June 30, 2019, the Company received a loan in aggregate of $1,000,000 from Cathay Bank (the “Bank”) pursuant to a business loan agreement (the “Cathay Loan Agreement”) entered by and between the Company and Bank on January 8, 2019 and a promissory note (the “Note”) executed by the Company on the same day. The Cathay Loan Agreement provided for a revolving line of credit in the principal amount of $1,000,000 with a maturity date (the “Maturity Date”) of January 1, 2020. The Note executed in connection with the Cathay Loan Agreement bears an interest rate (the “Regular Interest Rate”) equal to the sum of one percent (1%) and the prime rate as published in the Wall Street Journal (the “Index”). Pursuant to the Note, the Company shall pay the entire outstanding principal plus accrued unpaid interest on the Maturity Date and may prepay portion or all of the Note before the Maturity Date without penalty. If the Company defaults on the Note, the default interest rate shall become five percent (5%) plus the Regular Interest Rate.

In connection with the Note and the Cathay Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang and Dr. George Lee executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Cathay Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Note plus interest are fully paid and satisfied. Dr. Tsung Shann Jiang is a director and Chief Strategy Officer of the Company, the Chairman and Chief Executive Officer of BioLite, a subsidiary of the Company Dr. George Lee serves as the Chairman of the board of directors of BioKey, another subsidiary of the Company.

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

Conversion of Related Party Debts

On August 1, 2019, the Company entered into conversion agreements (the “Conversion Agreement”) with each of the nine (9) related parties (the “Related Creditors”) of the Company to convert the debts owed to all of the Related Creditors in an aggregate amount of $4,246,749 to 606,681 shares (the “Conversion Shares”) of the Company’s common stock at a conversion price of $7.00 per share. Pursuant to the Conversion Agreement, each Investor shall release the Company from any debts, liabilities or obligations incurred under the respective original agreement, which is attached in each Conversion Agreement, upon receiving its respective number of Conversion Shares as set forth in the Conversion Agreement. For more information about the foregoing description of the Conversion Agreements, please refer to the current report on Form 8-K filed on August 6, 2019.

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

Revenue Generation

Most of our licensed products are still under development and trial stage. During the six months ended June 30, 2019 and 2018, we generated $404,024 and $3,229 in revenues, primarily from the CDMO business unit.

Research and Development

During the six months ended June 30, 2019 and 2018, we spent approximately $509,725 and $304,808 on research and development, respectively, which consisted primarily of research and development and payroll expenses. Such payroll expenses were settled in both cash and common stock issued by the Company.

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

Stock Reverse Split

On March 12, 2019, the Board of Directors of the Company by unanimous written consent in lieu of a meeting approved to i) effect a stock reverse split at the ratio of 1-for-18 (the “Reverse Split”) of both the authorized common stock of the Company (the “Common Stock”) and the issued and outstanding Common Stock and ii) to amend the articles of incorporation of the Company to reflect the Reverse Split. The Board approved and authorized the Reverse Split without obtaining approval of the Company’s shareholders pursuant to Section 78.207 of Nevada Revised Statutes. On May 3, 2019, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to effectuate the Reverse Split with the Secretary of State of Nevada. The Financial Industry Regulatory Authority (“FINRA”) informed the Company that the Reverse Split was effective on May 8, 2019. All shares and related financial information in this Form 10-Q has reflected this 1-for-18 stock reverse split.

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

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the assets or liabilities.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents amounted $540,308 and $226,688, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2019 and December 31, 2018, the Company’s restricted cash equivalents amounted $16,123 and $16,093, respectively.

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

Revenues Derived from Research and Development Activities Services — Revenues related to research and development and regulatory activities are recognized when the related services or activities are performed, in accordance with the contract terms. The Company typically has only one performance obligation at the inception of a contract, which is to perform research and development services. The Company may also provide its customers with an option to request that the Company provides additional goods or services in the future, such as active pharmaceutical ingredient, API, or IND/NDA/ANDA/510K submissions. The Company evaluates whether these options are material rights at the inception of the contract. If the Company determines an option is a material right, the Company will consider the option a separate performance obligation.

If the Company is entitled to reimbursement from its customers for specified research and development expenses, the Company accounts for the related services that it provides as separate performance obligations if it determines that these services represent a material right. The Company also determines whether the reimbursement of research and development expenses should be accounted for as revenues or an offset to research and development expenses in accordance with provisions of gross or net revenue presentation. The Company recognizes the corresponding revenues or records the corresponding offset to research and development expenses as it satisfies the related performance obligations.

The Company then determines the transaction price by reviewing the amount of consideration the Company is eligible to earn under the contracts, including any variable consideration. Under the outstanding contracts, consideration typically includes fixed consideration and variable consideration in the form of potential milestone payments. At the start of an agreement, the Company’s transaction price usually consists of the payments made to or by the Company based on the number of full-time equivalent researchers assigned to the project and the related research and development expenses incurred. The Company does not typically include any payments that the Company may receive in the future in its initial transaction price because the payments are not probable. The Company would reassess the total transaction price at each reporting period to determine if the Company should include additional payments in the transaction price.

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as advance from customers upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed to be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three and six months ended June 30, 2019 and 2018, respectively.

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

For pharmaceutical contract development and manufacturing organization (the “CDMO”) business unit, the Company accounts for R&D costs in accordance with ASC Topic730, Research and Development (“ASC 730”). Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, facilities-related overhead, and outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed.

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,296 and $4,435 for the three months ended June 30, 2019 and 2018, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $8,720 and $10,021 for the six months ended June 30, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company accounted for stock-based compensation awarded to all employees and non-employees using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total stock-based compensation expenses were $8,726 and $10,200 for the three months ended June 30, 2019 and 2018, respectively. Total stock-based compensation expenses were $17,276 and $15,826 for the six months ended June 30, 2019 and 2018, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2019and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements of the Company for the period ended June 30, 2019 and 2018 and accompanying notes that appear in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2019 and the financial statements included in this Report.

Results of Operations

Going concern:

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve the same.

Results of Operations — Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three Months Ended June 30,
	2019	2018

Revenues	$191,782	$3,229

Cost of revenues	13,352	2,319

Gross profit	178,430	910

Operating expenses
Selling, general and administrative expenses	571,669	58,445
Research and development expenses	87,769	56,697
Stock-based compensation	7,800	10,200
Total operating expenses	667,238	525,342

Loss from operations	(488,808)	(524,432)

Other income (expense)
Interest income	1,066	1,104
Interest expense	(132,686)	(116,802)
Rental income	13,591	3,022
Investment loss	-	(85,923)
Gain (loss) on foreign exchange changes	407	(45)
Gain (loss) on investment in equity securities	(51,219)	(86,916)
Other income (expense)	2,398	(2,933)
Total other income (expenses)	(166,443)	(288,493)

Loss before income tax	(655,251)	(812,925)

Provision for income tax	(40,798)	(76,885)

Net loss	$(614,453)	$(736,040)
Net loss attributable to noncontrolling interests	(56,877)	(103,870)
Net loss attributable to ABVC and subsidiaries	(557,576)	(632,170)
Foreign currency translation adjustment	61,061	(134,054)
Comprehensive loss	$(496,515)	$(766,224)

Revenues. We generated $191,782 and $3,229 in revenues for the three months ended June 30, 2019 and 2018, respectively; and incurred $13,352 and $2,319 in cost of sales for the three months ended June 30, 2019 and 2018, respectively. The increase in revenues was mainly derived from the BioKey’s research and development activities services.

Operating Expenses.  Our operating expenses have increased by $141,896, or 27%, to $667,238 for the three months ended June 30, 2019 from $525,342 for the three months ended June 30, 2018. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses and research and development expenses.

Our selling, general and administrative expenses increased by $113,224, or 25%, mainly due to the increase in salary expenses.

Our research and development expenses increased by $31,072 or approximately 55% primarily because we made progresses in our pipeline projects that led to corresponding milestone payments during the three months ended June 30, 2019.

Other Income (Expense).  Our other expense was $166,443 for the three months ended June 30, 2019 as compared to $288,493 for the three months ended June 30, 2018, representing a decrease of $122,050, or (42%). The decrease was principally caused by the decrease in investment loss and loss on investment in equity securities, partially offset by the increase in interest expense.

Investment loss decreased to $0 for the three months ended June 30, 2019 from $85,923 for the three months ended June 30, 2019. During the three months ended June 30, 2018, we sold 107,000 shares of common stock of BHK at NT$30, equivalent $1.02, to Mr. Chi-Chou Liao, the chairman of BHK and recognized investment loss of $85,923 for the same period.

Loss on investment in equity securities was $51,219 for the three months ended June 30, 2019 as compared to $86,916 for the three months ended June 30, 2018, representing a decrease of $35,697, or (41)%. The decrease in loss on investment in equity securities was mainly due to less share of losses from investments in BioFirst accounted for using the equity method during the three months ended June 30, 2019.

Interest expense was $132,686 for the three months ended June 30, 2019 as compared to $116,802 for the three months ended June 30, 2018. The increase of $15,884, or approximately 14%, was primarily due to the interest payments for various related-party loans and convertible promissory notes.

Net Loss. As a result of the above factors, our net loss was $614,453 for the three months ended June 30, 2019 compared to $736,040 for the three months ended June 30, 2018, representing a decrease of $121,587, or (17)%.

Results of Operations — Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018.

	Six Months Ended June 30,
	2019	2018

Revenues	$404,024	$3,229

Cost of revenues	14,851	2,319

Gross profit	389,173	910

Operating expenses
Selling, general and administrative expenses	1,082,472	878,907
Research and development expenses	509,725	304,808
Stock-based compensation	16,350	15,826
Total operating expenses	1,608,547	1,199,541

Loss from operations	(1,219,374)	(1,198,631)

Other income (expense)
Interest income	1,255	2,254
Interest expense	(262,572)	(223,656)
Rental Income (net)	9,700	6,088
Investment Loss	-	(85,923)
Gain/Loss on foreign exchange changes	404	7,470
Gain/Loss on investment in equity securities	(117,424)	(125,483)
Other income (expense)	1,898	(2,948)
Total other income (expenses)	(366,739)	(422,198)

Loss from operations before income taxes	(1,586,113)	(1,620,829)

Provision for income taxes	(98,343)	(171,167)

Net Loss and Comprehensive Loss	$(1,487,770)	(1,449,662)
Net loss attributable to noncontrolling interests	(138,523)	216,105
Net loss attributable to ABVC and subsidiaries	(1,349,247)	(1,233,557)
Foreign currency translation adjustment	(25,725)	(69,060)
Net comprehensive income (loss)	$(1,374,972)	$(1,302,617)

Revenues. We generated $404,024 and $3,229 in revenues for the six months ended June 30, 2019 and 2018, respectively; and $14,851 and $2,319 in cost of sales for the six months ended June 30, 2019 and 2018, respectively. The increase in revenues was mainly derived from the BioKey’s research and development activities services.

Operating Expenses. Our operating expenses have increased by $409,006, or 34% to $1,608,547 for the six months ended June 30, 2019 as compared to $1,199,541 for the six months ended June 30, 2018. Such increase in operating expenses was mainly attributable to the increase in selling, general and administrative expenses and research and development expenses.

Our selling, general and administrative expenses increased by $203,565 or approximately 23% mainly due to the increase in salary expenses.

Our research and development expenses increased by $204,917 or approximately 67% primarily because we made progresses in our pipeline projects that led to corresponding milestone payments during the six months ended June 30, 2019. In addition, we launched a research project related to Vitreous Substitute for Vitrectomy during the six months ended June 30, 2019.

Other Income (Expense).  Our other expense was $366,739 for the six months ended June 30, 2019 as compared to $422,198 for the six months ended June 30, 2018, representing a decrease of $55,459, or (13%). The decrease was primarily caused by the decrease in investment loss, partially offset by the increase in interest expense.

Investment loss decreased to $0 for the six months ended June 30, 2019 from $85,923 for the six months ended June 30, 2019. During the three months ended June 30, 2019, we sold 107,000 shares of common stock of BHK at NT$30, equivalent $1.02, to Mr. Chi-Chou Liao, the chairman of BHK and recognized investment loss of $85,923 for the same period.

Interest expense was $262,572 in the six months ended June 30, 2019 as compared to $223,656 in the six months ended June 30, 2018. The increase of $38,916, or 17% was primarily due to interest payments for various related-party loans and convertible promissory notes.

Net Loss. As a result of the above factors, our net loss was $1,487,770 for the six months ended June 30, 2019 compared to $1,449,662 for the six months ended June 30, 2018, representing an increase of $38,108 or 3%.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
Current Assets	$1,234,011	$566,476
Current Liabilities	$10,107,632	$10,987,786
Working Capital (deficit)	$(8,873,621)	$(10,421,310)

Cash Flow from Operating Activities

During the six months ended June 30, 2019 and 2018, the net cash used in operating activities were $1,396,500 and $958,016, respectively. The decrease in the amount of $438,484 was primarily due to the increased accounts receivables and increase in due from related parties, partially offset by the decreased in prepaid expense and other deposits and the increased in accrued expenses and other current liabilities during the six months ended June 30, 2019.

Cash Flow from Investing Activities

During the six months ended June 30, 2019, the net cash used in investing activities was $20,976, compared to the net cash provided by investing activities was $108,819 for the six months ended June 30, 2018. The decrease in net cash provided by investing activities in the amount of $129,795 was primarily because there was no proceeds from sales of investment in equity securities during the six months ended June 30, 2019.

Cash Flow from Financing Activities

During the six months ended June 30, 2019 and 2018, the net cash provided by financing activities were $1,731,518 and $811,977, respectively. The net cash provided by financing activities increased by $919,541 during the compared periods because we obtained $1,000,000 from short-term bank loans during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

On June 28, 2019, we filed a certificate of designation (“Series A COD”) of Series A Convertible Preferred Stock (the “Series A Stock”) with the Secretary of the State of Nevada. Pursuant to the Series A COD, we designated 3,500,000 shares of preferred stock as Series A Stock, par value of $0.001 per share. Subject to the laws of Nevada, we will pay cumulative dividends on the Series A Stock on each anniversary from the date of original issue for a period of four calendar years. The Series A Stock will rank senior to the outstanding common stock of the Company, par value $0.001 with respect to dividend rights, rights upon liquidation, dissolution, or winding up in the amount of accrued but unpaid dividend. Holders of the Series A Stock will have the same voting rights as our common stock holders. Each share of Series A Stock is initially convertible at any time at the option of the holder into one share of common stock, and automatically converts into one share of common stock

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
3.1	Certificate of Amendment to the Company’s Articles of Incorporation, dated June 28, 2019 (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on July 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: August 9, 2019	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)