Form 10-Q
period 2019-09-30
American BriVision (Holding) Corp
filed 2019-11-18
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Tel: (510) 668-0881

(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2019, there were 19,478,168 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,035,678	$226,688
Restricted cash and cash equivalents	16,122	16,093
Accounts receivable, net	131,439	-
Accounts receivable - related parties, net	142,215	-
Other receivable	-	39,005
Due from related parties	322,678	59,477
Inventory	-	1,318
Prepaid expense and other current assets	59,435	223,895
Total Current Assets	1,707,567	566,476

Property and equipment, net	514,449	510,066
Operating lease right-of-use assets	357,932	-
Goodwill, net	-	-
Long-term investments	3,270,410	3,488,169
Deferred tax assets	1,380,021	1,347,995
Prepaid expenses – noncurrent	131,261	-
Security deposits	43,253	27,418
Total Assets	$7,404,893	$5,940,124

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	13,383	-
Short-term bank loans	1,885,500	899,250
Long-term bank loans - current portion	22,547	39,835
Notes payable	96,600	510,447
Accrued expenses and other current liabilities	1,757,001	1,243,158
Advance from customers	387,815	-
Operating lease liabilities – current portion	268,618	-
Due to related parties	376,460	7,745,096
Convertible notes payable – current portion	820,000	300,000
Convertible notes payable – related parties, current portion	250,000	250,000
Total Current Liabilities	5,877,924	10,987,786

Long-term bank loan	-	15,257
Tenant security deposit	2,880	-
Operating lease liabilities – noncurrent portion	106,398	-
Convertible notes payable – related parties	687,500	250,000
Accrued interest	-	27,467
Total Liabilities	6,674,702	11,280,510

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 authorized, 19,478,168 and 11,884,804 issued and outstanding, respectively	19,478	11,885
Additional paid-in capital	28,180,123	14,983,714
Stock subscription receivable	(4,289,060)	-
Accumulated deficit	(14,773,552)	(12,209,446)
Other comprehensive income	628,941	655,851
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ deficit	665,930	(5,657,996)
Noncontrolling interest	64,261	317,610
Total Equity (Deficit)	730,191	(5,340,386)

Total Liabilities and Equity (Deficit)	$7,404,893	$5,940,124

The accompanying notes are an integral part of these financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$197,733	$747	$601,757	$3,976
Cost of revenues	2,797	537	17,648	2,856
Gross profit	194,936	210	584,109	1,120

Operating expenses
Selling, general and administrative expenses	1,035,582	334,406	2,118,053	1,213,313
Research and development expenses	269,239	54,514	778,964	359,322
Stock based compensation	5,737	7,575	22,087	23,401
Total operating expenses	1,310,558	396,495	2,919,104	1,596,036

Loss from operations	(1,115,622)	(396,285)	(2,334,995)	(1,594,916)

Other income (expense)
Interest income	6,024	1,507	7,279	3,761
Interest Expense	(111,968)	(122,326)	(374,540)	(345,982)
Rental Income	4,574	2,909	14,274	8,997
Rental Income – related parties	1,600	-	1,600	-
Investment Loss	-	(201,590)	-	(287,513)
Gain (loss) on foreign exchange changes	(2)	(67)	402	7,403
Gain (loss) on investment in equity securities	(64,689)	(39,166)	(182,113)	(164,649)
Other income (expense)	(1,047)	(1,357)	851	(4,305)
Total other income (expense)	(165,508)	(360,090)	(532,247)	(782,288)

Loss before income tax	(1,281,130)	(756,375)	(2,867,242)	(2,377,204)
Provision for income tax	48,555	(69,075)	(49,788)	(240,242)
Net loss	$(1,329,685)	$(687,300)	$(2,817,454)	$(2,136,962)
Net loss attributable to noncontrolling interests	(114,826)	(116,491)	(253,349)	(332,596)
Net loss attributable to ABVC and subsidiaries	(1,214,859)	(570,809)	(2,564,105)	(1,804,366)
Foreign currency translation adjustment	(61,061)	(12,040)	(86,786)	(81,100)
Comprehensive loss	$(1,275,920)	$(582,849)	$(2,650,891)	$(1,885,466)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.07)	$(0.06)	$(0.16)	$(0.18)
Weighted average number of common shares outstanding
Basic and diluted	19,020,824	11,884,804	17,333,902	11,881,657

The accompanying notes are an integral part of these financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net loss	$(2,817,454)	(2,136,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,893	33,240
Loss on sale of investment	-	287,513
Stock-based compensation	356,809	23,401
Other non-cash income and expenses	(4,022)	-
Loss on investment in equity securities	182,113	164,649
Deferred tax	(52,638)	(242,092)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(102,527)	685
Decrease (increase) in prepaid expenses and deposits	23,965	(79,172)
Decrease (increase) in due from related parties	(283,831)	30,600
Decrease (increase) in inventory	1,298	11,293
Increase (decrease) in accounts payable	2,838	-
Increase (decrease) in notes payable	(14,490)	-
Increase (decrease) in accrued expenses and other current liabilities	572,969	560,478
Increase (decrease) in advance from others	376,639	-
Increase (decrease) in due to related parties	75,729	178,067
Net cash used in operating activities	(1,638,709)	(1,168,300)

Cash flows from investing activities
Net proceeds from sale of investment in equity securities	-	314,294
Loan to related parties	(17,388)	-
Long-term equity investment	(17,691)	-
Net cash provided by (used in) investing activities	(35,079)	314,294

Cash flows from financing activities
Issuance of common stock for acquisition	531,147	-
Proceeds from convertible notes	957,500	550,000
Proceeds from short-term bank loans	1,000,000	-
Proceeds from short-term borrowing from third-parties	846,300	132,264
Borrowings from related parties	-	141,850
Repayment of borrowings from related parties	(820,000)	(157,000)
Repayment of long-term bank loans	(31,703)	-
Net cash provided by financing activities	2,483,244	667,114

Effect of exchange rate changes on cash and cash equivalents	(437)	(3,285)

Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	809,019	(190,177)

Cash, cash equivalents, and restricted cash equivalents
Beginning	242,781	406,836
Ending	$1,051,800	$216,659

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$2,050	$1,850
Interest expense	$103,099	$114,409

Non-cash financing and investing activities
Common shares issued for employees and consultants	$-	$80,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Stock	Additional			Treasury Stock			Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	Noncontrolling Interest	Equity (Deficit)
Balance at December 31, 2017	11,874,814	$11,875	$-	$14,874,924	$(6,634,067)	$743,763	(275,347)	$(9,100,000)	$806,761	$703,256
Issuance of common shares	9,990	10	-	79,990	-	-	-	-	-	80,000
Stock based compensation	-	-	-	5,626	-	-	-	-	-	5,626
Net loss for the period	-	-	-	-	(601,387)	-	-	-	(112,235)	(713,622)
Cumulative transaction adjustments	-	-	-	-	-	64,994	-	-	-	64,994
Balance at March 31, 2018	11,884,804	11,885	-	14,960,540	(7,235,454)	808,757	(275,347)	(9,100,000)	694,526	140,254
Stock based compensation	-	-	-	10,200	-	-	-	-	-	10,200
Net loss for the period	-	-	-	-	(632,170)	-	-	-	(103,870)	(736,040)
Cumulative transaction adjustments	-	-	-	-	-	(134,054)	-	-	-	(134,054)
Balance at June 30, 2018	11,884,804	11,885	-	14,970,740	(7,867,624)	674,703	(275,347)	(9,100,000)	590,656	(719,640)
Stock based compensation	-	-	-	7,577	-	-	-	-	-	7,577
Net loss for the period	-	-	-	-	(570,809)	-	-	-	(116,491)	(687,300)
Cumulative transaction adjustments	-	-	-	-	-	(12,040)	-	-	-	(12,040)
Balance at September 30, 2018	11,884,804	$11,885	$-	$14,978,317	$(8,438,433)	$662,663	(275,347)	$(9,100,000)	$474,165	$(1,411,403)

	Common Stock		Stock	Additional			Treasury Stock			Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	Noncontrolling Interest	Equity (Deficit)
Balance at December 31, 2018	11,884,804	$11,885	-	$14,983,714	$(12,209,446)	$655,851	(275,347)	$(9,100,000)	$317,610	$(5,340,386)
Issuance of common shares to BioKey	1,642,291	1,642	-	692,577	-	-	-	-	-	694,219
Issuance of common shares to BioLite	4,166,530	4,167	-	(4,167)	-	-	-	-	-	-
Issuance common stock for consulting service	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	8,550	-	-	-	-	-	8,550
Net loss for the period	-	-	-	-	(791,671)	-	-	-	(81,646)	(873,317)
Cumulative transaction adjustments	-	-	-	-	-	(15,412)	-	-	-	(15,412)
Balance at March 31, 2019	17,693,625	17,694	-	15,680,674	(13,001,117)	640,439	(275,347)	(9,100,000)	235,964	(5,526,346)
Issuance of common shares	428,571	429	-	2,999,571	-	-	-	-	-	3,000,000
Stock based compensation	-	-	-	7,800	-	-	-	-	-	7,800
Net loss for the period	-	-	-	-	(557,577)	-	-	-	(56,877)	(614,453)
Cumulative transaction adjustments	-	-	-	-	-	(8,429)	-	-	-	(8,429)
Balance at June 30, 2019	18,122,196	18,123	-	18,688,045	(13,558,694)	632,010	(275,347)	(9,100,000)	179,087	(3,141,428)
Issuance of common shares	1,355,308	1,355	(4,289,060)	9,486,339	-	-	-	-	-	5,198,634
Stock based compensation	-	-	-	5,739	-	-	-	-	-	5,739
Net loss for the period	-	-	-	-	(1,214,859)	-	-	-	(114,826)	(1,329,685)
Cumulative transaction adjustments	-	-	-	-	-	(3,069)	-	-	-	(3,069)
Balance at September 30, 2019	19,477,504	$19,478	$(4,289,060)	$28,180,123	$(14,773,552)	$628,941	(275,347)	$(9,100,000)	$64,261	$730,191

* All shares outstanding for all periods have been retroactively recast to reflect Company’s 1-for-18 stock reverse split, which was effective on May 8, 2019.

The accompanying notes are an integral part of these financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents amounted $1,035,678 and $226,688, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of September 30, 2019 and December 31, 2018, the Company’s restricted cash equivalents amounted $16,122 and $16,093 respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

• Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

• Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three months and nine months ended September 30, 2019 and 2018, respectively.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2019, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,646 and $4,806 for the three months ended September 30, 2019 and 2018, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $12,365 and $14,827 for the nine months ended September 30, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months and nine months ended September 30, 2019 and 2018.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $5,737 and $7,575 for the three months ended September 30, 2019 and 2018, respectively. Total non-employee stock-based compensation expenses were $22,808 and $21,075 for the nine months ended September 30, 2019 and 2018, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2019 and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $14,773,552 and $12,209,446 as of September 30, 2019 and December 31, 2018, respectively, and incurred net loss of $2,817,454 and $2,136,962 for the nine months ended September 30, 2019 and 2018, respectively. The Company also had working capital deficient of $4,170,357 and $10,421,310 at September 30, 2019 and December 31, 2018, respectively.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2019 and 2018, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2019 and 2018, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation (“BioFirst”). Pursuant to the Purchase Agreement, the Company issued 428,571 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst (the “Total Payment”) in connection with a certain collaborative agreement between the Company and BioFirst dated July 24, 2017 (the “Collaborative Agreement”). Pursuant to the Collaborative Agreement, BioFirst granted the Company the global licensing right to co-develop BFC-1401 or ABV-1701 Vitreous Substitute for Vitrectomy for medical purposes in consideration for the Total Payment.

On August 5, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation (“BioFirst”). Pursuant to the Purchase Agreement, the Company issued 414,702 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst (the “Total Payment”) in connection with a sunk payments that were due to related party prior to the conversion.

5. INVENTORY

Inventory consists of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Merchandise	$-	$1,318
Finished goods	91,341	100,736
Work-in-process	19,937	20,243
Raw materials	55,835	56,691
Allowance for inventory valuation and obsolescence loss	(167,113)	(177,670)
Inventory, net	$-	$1,318

6. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
	(UNAUDITED)
Land	$357,927	$363,416
Buildings and leasehold improvements	2,220,943	290,403
Machinery and equipment	962,296	87,356
Office equipment	193,220	21,292
Subtotal	3,734,386	762,467
Less: accumulated depreciation	(3,219,937)	(252,401)
Property and equipment, net	$514,449	$510,066

Depreciation expenses were $14,262 and $10,569 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expenses were $43,893 and $33,240 for the nine months ended September 30, 2019 and 2018, respectively.

7. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	September 30,	December 31,	Accounting
Name of related party	2019	2018	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.72%	0.72%	Cost Method
BioHopeKing Corporation	9.71%	7.13%	Cost Method
BioFirst Corporation	16.14%	15.84%	Equity Method
Rgene Corporation	31.63%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	September 30, 2019	December 31, 2018
Non-marketable Cost Method Investments, net	(Unaudited)
Braingenesis Biotechnology Co., Ltd.	$7,213	$7,213
Genepharm Biotech Corporation	22,021	22,021
BioHopeKing Corporation	1,926,067	1,956,429
Sub total	1,955,301	1,985,663
Equity Method Investments, net
BioFirst Corporation	1,315,109	1,502,506
Rgene Corporation	-	-
Total	$3,270,410	$3,488,169

(a)	BioFirst Corporation (the “BioFirst):

The Company holds an equity interest in BioFirst Corporation, (the “BioFirst”), accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2019 and December 31, 2018, the Company owns 16.14% and 15.84% common stock shares of BioFirst, respectively.

Summarized financial information for the Company's equity method investee, BioFirst, is as follows:

Balance Sheet

	September 30, 2019	December 31, 2018
	(Unaudited)
Current Assets	$1,239,738	$7,551,898
Noncurrent Assets	7,243,928	1,608,460
Current Liabilities	1,903,098	1,648,206
Noncurrent Liabilities	25,880	-
Shareholders' Equity	6,554,688	7,512,152

Statement of operation

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Net sales	$32,235	$33,304
Gross profit	5,048	6,590
Net loss	(842,838)	(766,425)
Share of losses from investments accounted for using the equity method	(182,113)	(164,649)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the Company. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2019 and December 31, 2018, the Company owns 31.63% and 31.62% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Current Assets	$29,869	$98,168
Noncurrent Assets	93,031	14,779
Current Liabilities	324,694	261,685
Noncurrent Liabilities	4,565	-
Shareholders’ Equity (Deficit)	(206,359)	(148,738)

Statement of operations

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(59,717)	(191,534)
Share of loss from investments accounted for using the equity method	-	N/A

(4)	Disposition of long-term investment

During the year ended December 31, 2018, the Company sold 552,000 shares of common stock of BioHopeKing Corporation (the “BHK”) at prices ranging from NT$25, equivalent $0.82, to NT$32, equivalent $1.05, to two directors of BHK and 25 individuals. As a result of the transactions, the Company recognized investment loss of $395,476 for the same period.

On October 15, 2018 and November 2, 2018, the Company subsequently purchased an aggregate of 200,000 and 366,200 shares of common stock of BHK at NT$10, equivalent to $0.33, and NT$50, equivalent $1.64, from one of directors of BHK and eleven shareholders of BHK, respectively. The percentage of ownership accordingly increased to 7.13% as of September 30, 2019 and December 31, 2018.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Share of equity method investee losses	$(182,113)	$(164,649)
Impairments	-	-
Total losses on equity investments	$(182,113)	$(164,649)

8. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note as of September 30, 2019 and December 31, 2018.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note as of September 30, 2019 and December 31, 2018.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in the aggregate principal amount of $250,000 to the Company’s director, Yoshinobu Odaira. (“Odaira), pursuant to which the Company received $250,000 on November 29, 2018. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note as of September 30, 2019 and December 31, 2018.

On May 30, 2019 and July 11, 2019, the Company issued 2 twelve-month term unsecured convertible promissory notes (the “Kuo Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “Kuo”), pursuant to which the Company received $160,000 on May 30, 2019 and $90,000 on July 11, 2019. The Kuo Note bears interest at 20% per annum. The Company shall pay to the Kuo an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Kuo Note, which is on May 29, 2020 and July 10, 2020. At any time from the date hereof until this Kuo Note has been satisfied, the kuo may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Kuo Note as of September 30, 2019.

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note as of September 30, 2019.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note as of September 30, 2019.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (the “C.L.L.”), pursuant to which the Company received $257,500 on Sept 4, 2019. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on Sept 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, the aggregate carrying values of the convertible debentures were $1,757,500 and $800,000, respectively; and accrued convertible interest was $109,106 and $27,467, respectively.

Total interest expenses in connection with the above convertible notes payable were $18,755 and $3,567 for the three months ended September 30, 2019 and 2018, respectively. Total interest expenses in connection with the above convertible notes payable were $53,510 and $7,134 for the nine months ended September 30, 2019 and 2018, respectively.

9. BANK LOANS

(1)	Short-term bank loan consists of the following:

	September 30,	December 31,
	2019	2018
Cathay United Bank	$241,500	$245,250
CTBC Bank	644,000	654,000
Cathay Bank	1,000,000	-
Total	$1,885,500	$899,250

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $241,500. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $241,500. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $241,857 for one year, which is due on September 6, 2019. As of September 30, 2019 and December 31, 2018, the effective interest rates per annum were 2.22%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,351 and $1,402 for the three months ended September 30, 2019 and 2018, respectively. Interest expenses were $4,025 and $4,175 for the nine months ended September 30, 2019 and 2018, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $322,000, and NT$10,000,000, equivalent to $322,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which is July 18, 2019. The loan balances bear interest at a fixed rate of 1.63% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan is also personal guaranteed by the Company’s chairman and BioFirst.

Interest expenses were $2,646 and $2,297 for the three months ended September 30, 2019 and 2018, respectively.

Interest expenses were $7,879 and $8,270 for the nine months ended September 30, 2019 and 2018, respectively.

Cathay Bank

On January 21, 2019, the Company received a loan in the amount of $500,000 from Cathay Bank (the “Bank”) pursuant to a business loan agreement (the “Loan Agreement”) entered by and between the Company and Bank on January 8, 2019 and a promissory note (the “Note”) executed by the Company on the same day. The Loan Agreement provides for a revolving line of credit in the principal amount of $1,000,000 with a maturity date (the “Maturity Date”) of January 1, 2020. The Note executed in connection with the Loan Agreement bears an interest rate (the “Regular Interest Rate”) equal to the sum of one percent (1%) and the prime rate as published in the Wall Street Journal (the “Index”) and the accrued interest shall become payable each month from February 1, 2019. Pursuant to the Note, the Company shall pay the entire outstanding principal plus accrued unpaid interest on the Maturity Date and may prepay portion or all of the Note before the Maturity Date without penalty. If the Company defaults on the Note, the default interest rate shall become five percent (5%) plus the Regular Interest Rate. After the completion of Merger, the Company had updated relevant documents with the state of California and is working with the Bank to revise its internal records and reviewing the Company’s request for loan extension.

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

Interest expenses were $16,899 and $0 for the three months ended September 30, 2019 and 2018, respectively.

Interest expenses were $42,632 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Long-term bank loan consists of the following:

	September 30,	December 31,
	2019	2018
Cathay United Bank	$22,547	$55,092
Less: current portion of long-term bank loan	(22,547)	(39,835)
Total	$-	$15,257

On April 30, 2010, BioLite Taiwan entered a seven-year bank loan of NT$8,900,000, equivalent to $288,360, with Cathay United Bank. The term started April 30, 2010 with maturity date at April 30, 2017. On April 30, 2017, BioLite Taiwan extended the original loan agreement for additional three years with the new maturity date at April 30, 2020. The loan balance bears interest at a floating rate of prime rate plus variable rates from 0.77% to 1.17%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. As of June 30, 2019 and 2018, the actual interest rates per annum were 2.24%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $163 and $409 for the three months ended September 30, 2019 and 2018, respectively.

Interest expenses were $745 and $1,375 for the nine months ended September 30, 2019 and 2018, respectively.

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

On March 27, 2018, BioLite Taiwan and two individuals entered into a promissory note, (the “Hsu and Chow Promissory Note”), for borrowing an aggregate amount of NT$4,660,000, equivalent to $150,052, for the period from March 27, 2018 to June 26, 2018. On September 26, 2018, BioLite Taiwan extended the original loan agreement through December 26, 2018. On Sept 26, 2019, BioLite Taiwan renewed and amended the contract with the “Hsu” only and extend the maturity date to Dec 26, 2019. The principal of the Hsu new Promissory Note bears interest at 13.6224% per annum. This Note was secured by common stock shares of ABVC and was also personal guaranteed by the Chairman of BioLite Taiwan. Interest expense was $5,112 and $2,911 for the three months ended September 30, 2019 and 2018, respectively. Interest expense was $15,364 and $7,629 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, BioLite Taiwan also entered an unsecured loan agreement bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $96,600, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. Interest expense was $2,899 and $3,006 for the three months ended September 30, 2019 and 2018, respectively. Interest expense was $8,696 and $7,014 for the nine months ended September 30, 2019 and 2018, respectively.

11. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of Yuangene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of Yuangene
Yuangene Corporation (the “Yuangene”)	Controlling beneficiary shareholder of the Company
AsiaGene Corporation (the “AsiaGene”)	Shareholder; entity controlled by controlling beneficiary shareholder of Yuangene
Eugene Jiang	Former President and Chairman
Keypoint Technology Ltd. (the “Keypoint’)	The Chairman of Keypoint is Eugene Jiang’s mother.
Lion Arts Promotion Inc. (the “Lion Arts”)	Shareholder of the Company
Yoshinobu Odaira (the “Odaira”)	Director of the Company
GenePharm Inc. (the “GenePharm”)	Mr. George Lee, the Director and Chairman of Biokey, is the Chairman of GenePharm.
Euro-Asia Investment & Finance Corp Ltd. (the “Euro-Asia”)	Shareholder of the Company
LBG USA, Inc. (the “LBG USA”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
LionGene Corporation (the “LionGene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene
Kimho Consultants Co., Ltd. (the “Kimho”)	Shareholder of the Company
Mr. Tsung-Shann Jiang, Ms. Shu-Ling Jiang, Mr. Chang-Jen Jiang, Ms. Mei-Ling Jiang, and Mr. Eugene Jiang (collectively the “Jiangs”)

Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company and Rgene, the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst.

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

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.

Accounts receivable – related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2019	2018
GenePharm Inc.	$142,215	$-
Total	$142,215	$-

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2019	2018
Rgene	$34,220	$19,477
AsiaGene	3,353	-
BioFirst	132,650	-
BioFirst (Australia)	40,000	40,000
BioHopeKing Corporation	111,780	-
LBG USA	675	-
Total	$322,678	$59,477

(1)	As of September 30, 2019 and December 31, 2018, the Company has advanced an aggregate amount of $34,220 and $19,477 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. As of September 30, 2019 and December 31, 2018, the accrued interest was $3,203 and $0, respectively.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, respectively, to meet its working capital needs. The aggregated loan amount is NT100,000, equivalent to $3,353, Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. As of September 30, 2019, the accrued interest was $37.

(3)	On July 12, 2019, the Company entered into a loan agreement with BioFirst for a total amount of $150,000 to meet its working capital needs. As of September 30, 2019 and December 31, 2018, the loan balances of $132,650 and $0, respectively. This loan bears interest bears at 12% per annum, and is matured on December 31, 2019. Accrued interest in connection with this loan was $3,968 as of September 30, 2019.

(4)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand. As of September 30, 2019 and December 31, 2018, the outstanding loan balance were both $40,000.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”), pursuant to which it is collaborative with BHK to develop and commercialize BLI-1401-2 (Botanical Drug) Triple Negative Breast Cancer (TNBC) Combination Therapy (BLI-1401-2 Products) in Asian countries excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and the Company. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of September 30, 2019 and December 31, 2018, the other receivable from related parties was $111,780 and $0, respectively.

(6)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of September 30, 2019 and December 31, 2018, the outstanding advance balance was $675 and $0, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2019	2018
Lion Arts Promotion Inc	$-	$65,495
LionGene Corporation	-	458,348
BioFirst Corporation	142,688	6,428,643
AsiaGene	24,017	160,000
YuanGene	9,205	92,690
The Jiangs	4,735	539,920
Kimho	7,500	-
Due to shareholders	188,315	-
Total	$376,460	$7,745,096

(1)	In September, 2018, BioLite Taiwan has borrowed an aggregate amount of NT$2,950,000, equivalent to $94,990, from Lion Arts for working capital purpose. These loans bear interest at fixed rates at 12% per annum with various maturity dates through April 14, 2020. On August 1, 2019, the Company entered into a Conversion Agreements to convert all of the remaining balance of $97,864 to 13,981 shares of the Company’s common stock at a conversion price of $7.00 per share.

(2)	In November 2018, BioLite Taiwan has borrowed an aggregate amount of NT$13,295,000, equivalent to $430,817 from LionGene for working capital purpose. The advances bear 0% interest rate and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreements to convert the all of remaining balance of $428,099, to 61,157 shares of the Company’s common stock at a conversion price of $7.00 per share.

(3)	On January 26, 2017, BriVision and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. On February 2, 2019, BriVision and BioFirst agreed to extend the remaining loan balance of $693,000 for one year matured on February 1, 2020. Under the terms of the loan agreement, the loan bears interest at 12% per annum. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $693,000 to 99,000 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2017, BioLite Taiwan and BioFirst entered into several loan agreements for an aggregate amount of NT$19,430,000, equivalent to $625,646, to meet its working capital needs. Under the terms of the loan agreements, the loans bear interest at 12% per annum. The term of the loans has various maturity dates through May 27, 2020. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $625,646 to 89,378 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2017, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $597,128 to 85,304 shares of the Company’s common stock at a conversion price of $7.00 per share.

On April 12, 2017, BioLite BVI and BioFirst entered into a loan agreement for NT$30,000,000, equivalent to $987,134 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum). BioLite BVI and BioFirst extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2019. On May 12, 2019, the two parties extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2020. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $987,134 to 141,020 shares of the Company’s common stock at a conversion price of $7.00 per share.

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

(4)	In September 2017, AsiaGene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsiaGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. AsiaGene also agreed to loan the proceeds to the Company for working capital purpose. The non-secured loan bears 0% interest rate and is due on demand. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $160,000 to 22,858 shares of the Company’s common stock at a conversion price of $7.00 per share.

As of September 30, 2019, the Company also had balance due to AsiaGene of $24,017. Such advances bear no interest rate and are due on demand.

(5)	On January 18, 2018, the Company and YuanGene entered into a loan agreement for a total of $50,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The maturity date of this loan is January 19, 2019. On January 20, 2019, the two parties extended the loan with the same interest rate and amount for one year. The loan will be matured on January 19, 2020. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $50,000 to 7,143 shares of the Company’s common stock at a conversion price of $7.00 per share.

In January 2018, YuanGene Corporation has advanced an aggregate amount of $42,690 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $42,690 to 6,099 shares of the Company’s common stock at a conversion price of $7.00 per share.

As of September 30, 2019, the Company also had balance due to YuanGene of $9,205. Such advances bear no interest rate and are due on demand.

(6)	On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in an aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”) (See Note 8). The Company received $250,000 which bears interest at 8% per annum. Interest expenses in connection with this Keypoint Note were $15,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

(7)	On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Odaira Note”) in an aggregate principal amount of $250,000 to Yoshinobu Odaira (“Odaira”) (See Note 8). The Company received $250,000 on November 29, 2018 which bears interest at 8% per annum. Interest expense in connection with this Odaira Note was $15,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

(8)	Since 2018, Mr. Tsung-Shann Jiang, Mr. Chang-Jen Jiang, Ms. Shu-Ling Jiang, and Ms. Mei-Ling Jiang have entered into various loans with the Company for working capital purpose in an aggregate amount of $795,340. These loans bear interest at 12% per annum and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $817,354 to 116,765 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2018, the Jiangs have also advanced funds to the Company for working capital purpose in an aggregate amount of $381,375. The advances bear 0% interest rate and are due on demand. On August 4, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $381,375 to 54,482 shares of the Company’s common stock at a conversion price of $7.00 per share.

During the nine months ended September 30, 2019, the Jiangs incurred additional advances to the Company for working capital purpose. Such balance was $4,735 as of September 30, 2019. The advances bear 0% interest rate and are due on demand.

(9)	During the nine months ended September 30, 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of September 30, 2019, the aggregate amount of outstanding balance and accrued interest is $142,688. Interest expenses in connection with this loan were $22,359 during the nine months ended September 30, 2019. The balance as of December 31, 2018 has been converted to the Company’s common stock pursuant to the Conversion Agreements entered on August 1, 2019.

(10)	On July 2, 2019, the Company entered into an agreement with Kimho, starting from September 2019 with a fixed monthly retainer of $7,500. As of September 30, 2019 and December 31, 2018, the outstanding services charge was $7,500 and $0, respectively.

(11)	During the 3rd Quarter of 2019, for working capital purpose, the Company entered into several agreements with our shareholders. The advances bear interest from 12% to 13.6224% per annum. As of September 30, 2019 and December 31, 2018, the aggregate amount of outstanding advance balance and accrued interest was $188,315 and $0, respectively.

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

As stated in Note 11, in August 2019, the Company entered into several Conversion Agreements to all creditors that are listed under below table of “due to related parties” in consideration for a total of $4,872,340 owed by the Company to various creditors based on outstanding loan agreements. Under the Conversion Agreements, creditor agrees to convert the amount of debt into the Company’s common stock at a price of $7.00 per share.

	Amount of Debt Converted	Number of Shares Issued

Lion Arts Promotion Inc	97,864	13,981
LionGene Corporation	428,099	61,157
BioFirst Corporation	2,902,911	414,702
AsiaGene Corporationoo	160,000	22,858
YuanGene Corporation	92,690	13,242
The Jiangs	1,190,776	170,111
Total	$4,872,340	$696,051

13. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Numerator:
Net loss	$(2,817,454)	$(2,136,962)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	17,333,902	11,881,657
Stock options		-
Weighted-average shares outstanding - Diluted	17,333,902	11,881,657

Loss per share
-Basic	$(0.16)	$(0.18)
-Diluted	$(0.16)	$(0.18)

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

ASSETS	September 30, 2019
Operating lease right-of-use assets	$357,932
LIABILITIES
Operating lease liabilities (current)	$268,618
Operating lease liabilities (noncurrent)	$106,398

Supplemental Information

The table below presents supplemental information related to operating leases during the nine months ended September 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$73,802
Weighted average remaining lease term	1.86 years
Weighted average discount rate	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2019 (excluding the nine months ended September 30, 2019)	$150,605
2020	259,167
2021	42,319
Total future minimum lease payments, undiscounted	452,091
Less: Imputed interest	1,718
Present value of future minimum lease payments	$450,373

Business Combination

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

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited consolidated financial statements for the nine months ended September 30, 2019 and 2018, and notes thereto contained elsewhere in this Report, our annual report on Form 10-K for the twelve months ended December 31, 2018 and 2017, including the consolidated financial statements and notes thereto and our transition annual report on Form 10-KT for the transition period from October 1, 2017 to December 31, 2017, including the audited financial statements for the three months ended December 31, 2017 and for the twelve months ended September 30, 2017 and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the nine months ended September 30, 2019, the Company generated $601,757 in revenue, mainly from the CDMO business unit.

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

Following the Closing, the Company operates as a single entity with three relatively separate but integrated special business units (“SBU”s), which are 1) New Drug Development SBU, including the new drug pipeline products from BioLite and the patented controlled release drug delivery technology from BioKey, 2) Innovative Medical Devices SBU, currently focusing on the development of Vitargus, a new invention of a biocompatible vitreous substitute for the treatment of retinal detachment and vitreous hemorrhage, and 3) CDMO SBU, providing contract services for pharmaceutical companies in the U. S. and as abroad to develop and manufacture new drug products in BioKey’s good manufacturing practice (“GMP”) facility and prepare studies to obtain ANDAs to launch certain new pharmaceutical products in the U.S.  While each of these SBUs is operated independently of one another, they report to the same management team and supervised by the board of directors (the “Board”) of the Company and share common resources and functions, including, but not limited to, administration, accounting, human resources, research and development, business development, legal, manufacturing facilities, and office and laboratory spaces. The Board has representatives from each board of directors of BioLite, BioKey and ABVC. The Board consists of the following members: Eugene Jiang, Dr. Tsang Ming Jiang, Dr. Ming-Fong Wu, Norimi Sakamoto, Yen-Hsin Chou, Dr. Tsung-Shann (T.S.) Jiang, Dr. Chang-Jen Jiang, Dr. Shin-Yu Miao, Yoshinobu Odaira, Shih-Chen Tzeng, and Dr. Hwalin Lee.

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

Collaborative Agreements

Collaborative agreements with BHK

(i) On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”), pursuant to which it is collaborative with BHK to develop and commercialize BLI-1401-2 (Botanical Drug) Triple Negative Breast Cancer (TNBC) Combination Therapy (BLI-1401-2 Products) in Asian countries excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and the Company. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in Asia excluding Japan.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2019 and December 31, 2018, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2019 and 2018, the Company has not earned the royalty under the BHK Collaborative Agreements.

On November 14, 2019, the Company issued a full clinical study report, under the U.S. Food and Drug Administration (“FDA”) and Taiwan FDA (“TFDA”) clinical protocol code of BLI-1005-002 for ABV-1504 Major Depressive Disorder Phase II study. The study was conducted by Stanford University and five major medical centers in Taiwan. PDC-1421 is the active pharmaceutical ingredient of ABV-1504. The clinical study consisted of two parts: 1) an open label, dose escalation study conducted in 12 adult patients, and 2) a double-blinded and placebo-controlled trial conducted in parallel groups across 60 adult patients. The clinical study stated that both the low and high doses of PDC-1421 were safe and well tolerated with no serious adverse events; and a greater reduction in net change in HAM-D-17 (Hamilton Depression Rating Scale-17) at week 6 was observed in the high-dose group (-10.95) compared to placebo group (-8.70). The Company is planning for the end-of-Phase II meetings with regulatory authorities to discuss path forward for Phase III pivotal trials of ABV-1504.

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

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation (“BioFirst”). Pursuant to the Purchase Agreement, the Company issued 428,571 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst (the “Total Payment”) in connection with a certain collaborative agreement between the Company and BioFirst dated July 24, 2017 (the “Collaborative Agreement”). Pursuant to the Collaborative Agreement, BioFirst granted the Company the global licensing right to co-develop BFC-1401 or ABV-1701 Vitreous Substitute for Vitrectomy for medical purposes in consideration for the Total Payment.

On Aug 5, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation (“BioFirst”). Pursuant to the Purchase Agreement, the Company issued 414,702 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst (the “Total Payment”) in connection with sunk payments that were due to related party prior to the conversion.

On October 15, 2019, the Company announced encouraging results from the first-in-human clinical trial (“feasibility study” or “study”) for Vitargus®. These results were first reported by Dr. Andrew Chang, the principal investigator of the feasibility study of Vitargus®, on October 11, 2019, at the Retina Subspecialty Day program of the American Academy of Ophthalmology (AAO) 2019 Annual Meeting.

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

On August 4, 2019, the Company entered into a conversion agreement (the “Conversion Agreement”) with each of the four (4) related parties (the “Investors”) of the Company to convert the debts owed to all of the Investors in an aggregate amount of $625,591 to 89,370 shares (the “Conversion Shares”) of the Company’s common stock at a conversion price of $7.00 per share, which is below the closing price of its common stock at August 2, 2019, the trading day immediately before August 4, 2019. Pursuant to the Conversion Agreement, each Investor shall release the Company from any debts, liabilities, or obligations incurred under the respective original agreement, which is attached in each Conversion Agreement, upon receiving its respective number of Conversion Shares as set forth in the Conversion Agreement. For more information about the foregoing description of the Conversion Agreement, please refer to the current report on Form 8-K filed on August 4, 2019.

Securities Purchase Agreement

On August 21, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with one accredited investor (the “Investor”). Pursuant to the SPA, on August 28, 2019, the Company sold and issued one convertible promissory note (the “Note”) in the principal amount (the “Principal Amount”) of $200,000 to the Investor and received gross proceeds of $200,000 from the Investor.

The Principal Amount and accrued and unpaid interest of the Note shall become due on August 27, 2020, the one-year anniversary from the issuance date of the Note (the “Issuance Date”). The Note bears an interest rate of twenty percent (20%) per annum and may be convertible into shares of the Company’s common stock at a conversion price, which equals to the lower of (i) $0.50 per share (subject to adjustment as provided in the Note), or (ii) 70% of the per share offering price of the completed public equity offering of the Company in an amount exceeding $10,000,000. The holder of the Note may elect to convert part or all of the outstanding balance of the Note into shares of the Company’s common stock from the Issuance Date until the maturity date of the Note. The holder of the Note shall not have the right to convert any portion of the Note to the extent that after giving effect to the conversion, the holder together with his affiliates and any person acting as a group would beneficially own in excess of 4.99% of the number of shares of common stock of the Company, issued and outstanding. For more information about the foregoing description of the SPA, please refer to the current report on Form 8-K filed on September 5, 2019.

On September 11, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with one accredited investor (the “Investor”). Pursuant to the SPA, the Company sold one convertible promissory note (the “Note”) in the principal amount (the “Principal Amount”) of $70,000 to the Investor and received the Principal Amount from the Investor on September 11, 2019. On September 16, 2019, the Company entered into two additional SPAs with two additional accredited investors. Pursuant to the SPAs, the Company sold two Notes in the aggregate Principal Amount of $187,500 and received such Principal Amount from the two Investors. The Company intends to issue the three Notes as soon as practicable.

The Principal Amount and accrued and unpaid interest of each Note shall become due on the date that is one year from the issuance date of the Note (the “Issuance Date”). The Note bears an interest rate of twenty percent (20%) per annum and may be convertible into shares of the Company’s common stock at a conversion price, which equals to the lower of (i) $0.50 per share (subject to adjustment as provided in the Note), or (ii) 70% of the per share offering price of the completed public equity offering of the Company in an amount exceeding $10,000,000. The holder of the Note may elect to convert part or all of the outstanding balance of the Note into shares of the Company’s common stock from the Issuance Date until the maturity date of the Note. The holder of the Note shall not have the right to convert any portion of the Note to the extent that after giving effect to the conversion, the holder together with his affiliates and any person acting as a group would beneficially own in excess of 4.99% of the number of shares of common stock of the Company, issued and outstanding. For more information about the foregoing description of the SPA, please refer to the current report on Form 8-K filed on September 17, 2019.

On October 29, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with one accredited investor (the “Investor”). Pursuant to the SPA, the Company sold one convertible promissory note (the “Note”) in the principal amount (the “Principal Amount”) of $250,000 to the Investor and received $250,000 from the Investor on October 29, 2019.

The Principal Amount and accrued and unpaid interest of each Note shall become due on October 29, 2019. The Note bears an interest rate of twenty percent (20%) per annum and may be convertible into shares of the Company’s common stock at a conversion price, which equals to the lower of (i) $0.50 per share (subject to adjustment as provided in the Note), or (ii) 70% of the per share offering price of the completed public equity offering of the Company in an amount exceeding $10,000,000. The holder of the Note may elect to convert part or all of the outstanding balance of the Note into shares of the Company’s common stock until the maturity date of the Note. The holder of the Note shall not have the right to convert any portion of the Note to the extent that after giving effect to the conversion, the holder together with his affiliates and any person acting as a group would beneficially own in excess of 4.99% of the number of shares of common stock of the Company, issued and outstanding.

Upon the occurrence of an event of default (as defined in the Note), the entire unpaid and outstanding principal plus any accrued and unpaid interest shall be immediately due and payable. For more information about the foregoing description of the SPA, please refer to the current report on Form 8-K filed on November 1, 2019.

Operations

Our business model includes the following steps and stages: 1) engaging medical research institutions, such as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center, to coordinate clinical trials of translational medicine for Proof of Concept (“POC”) on behalf of the Company; 2) retaining ownership of the research results developed by the Company, and 3) out-licensing the research results and data to pharmaceutical companies who will further develop the products.

Revenue Generation

Most of our licensed products are still under development and trial stage. During the nine months ended September 30, 2019 and 2018, we generated $601,757 and $3,976 in revenues, primarily from the CDMO business unit.

Research and Development

During the nine months ended September 30, 2019 and 2018, we spent approximately $778,964 and $359,322 on research and development, respectively, which consisted primarily of research and development and payroll expenses. Such payroll expenses were settled in both cash and common stock issued by the Company.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents amounted $1,035,678 and $226,688, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of September 30, 2019 and December 31, 2018, the Company’s restricted cash equivalents amounted $16,122 and $16,093, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,646 and $4,806 for the nine months ended September 30, 2019 and 2018, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $12,365 and $14,827 for the nine months ended September 30, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months and nine months ended Sep 30, 2019 and 2018.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $5,737 and $7,575 for the three months ended Sep 30, 2019 and 2018, respectively. Total non-employee stock-based compensation expenses were $22,808 and $21,075 for the nine months ended Sep 30, 2019 and 2018, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2019and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements of the Company for the period ended September 30, 2019 and 2018 and accompanying notes that appear in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2019 and the financial statements included in this Report.

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

Results of Operations — Three Months Ended September, 2019 Compared to Three Months Ended September, 2018.

Revenues. We generated $197,733 and $747 in revenues for the three months ended September 30, 2019 and 2018, respectively. Such increase in revenue was primarily driven from the CDMO business unit and incurred $2,797 and $537 in cost of sales for the three months ended September 30, 2019 and 2018, respectively.

Operating Expenses.  Our operating expenses were $1,310,558 in the three months ended September 30, 2019 as compared to $396,495 in the three months ended September 30, 2018. Our total operating expenses increased by $914,063, or 231% during the three-month period ended September 30, 2019 from 2018. Such increase in operating expenses was mainly attributed to the increase in selling, general and administrative expenses and research and development expenses. Our selling, general and administrative expenses increased by $701,176, or 210% mainly due to the increase in professional service fees. Our research and development expenses increased by $214,725 or approximately 394% primarily because we made progresses in our pipeline projects that led to corresponding milestone payments during the three months ended September 30, 2019.

Interest Expense.  The interest expense was $111,968 in the three months ended September 30, 2019 as compared to $122,326 in the three months ended September 30, 2018. The decrease of $10,358, or approximately 8%, was primarily due to our effort to reduce outstanding loan from related parties through a series of debt to equity conversion during the three months ended September 30, 2019.

Net Loss. The net loss was $1,329,685 for the three months ended September 30, 2019 compared to $687,300 for the three months ended September 30, 2018. The Company’s net loss increased by $642,385, or 93% during the three- month period ended September 30, 2019 from 2018.

Results of Operations — Nine Months Ended Sept 30, 2019 Compared to Nine Months Ended Sept 30, 2018.

Revenues. We generated $601,757 and $3,976 in revenues for the nine months ended September 30, 2019 and 2018, respectively. Such increase in revenue was primarily driven from the CDMO business unit and incurred $17,648 and $2,856 in cost of sales for the nine months ended September 30, 2019 and 2018, respectively.

Operating Expenses.   Our operating expenses were $2,919,104 in the nine months ended September 30, 2019 as compared to $1,596,036 in the nine months ended September 30, 2018. Our total operating expenses increased by $1,323,068, or 83% during the nine-month period ended September 30, 2019 from 2018. Such increase in operating expenses was mainly attributable to the increase in selling, general and administrative expenses and research and development expenses. Our selling, general and administrative expenses increased by $904,740 or approximately 75% mainly due to the increase in professional service fees. Our research and development expenses increased by $419,642 or approximately 117% primarily because we made progresses in our pipeline projects that led to corresponding milestone payments during the nine months ended September 30, 2019. In addition, we launched a research project related to Vitreous Substitute for Vitrectomy during the nine months ended September 30, 2018.

Interest Expense. The interest expense was $374,540 in the nine months ended September 30, 2019 as compared to $345,982 in the nine months ended September 30, 2018. The increase of $28,558, or 8% was primarily due to interest payments for various related-party loans and convertible promissory notes.

Net Loss. The net loss was $2,817,454 for the nine months ended September 30, 2019 compared to $2,136,962 for the nine months ended September 30, 2018. The Company’s net loss increased by $680,492 or approximately 32% during the nine-month period ended September 30, 2019 from 2018.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2019 ($)	As of December 31, 2018 ($)
	(Unaudited)
Current Assets	1,707,567	566,476
Current Liabilities	5,877,924	10,987,786
Working Capital (deficit)	(4,170,357)	(10,421,310)

Cash Flow from Operating Activities

During the nine months ended September 30, 2019 and 2018, the net cash used in operating activities were $1,638,709 and $1,168,300, respectively. The increase in the amount of cash used of $470,409 was primarily due to the increased net loss from continuing operations and partially offset by the increase in advance from others during the nine months ended September 30, 2019.

Cash Flow from Investing Activities

During the nine months ended September 30, 2019 and 2018, the net cash used in and provided by investing activities were $35,079 and $314,294, respectively. The decrease in the amount of cash provided of $349,373 was primarily due to there was no proceeds from sales of investment in equity securities and loss in long-term equity investment during the nine months ended September 30, 2019.

Cash Flow from Financing Activities

During the nine months ended September 30, 2019 and 2018, the net cash provided by financing activities were $2,483,244 and $667,114, respectively. The net cash provided by financing activities increased by $1,816,130 during the compared periods because we obtained $1,000,000 from short-term bank loans and $957,500 from convertible promissory notes during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

N/A.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On June 28, 2019, we filed a certificate of designation (“Series A COD”) of Series A Convertible Preferred Stock (the “Series A Stock”) with the Secretary of the State of Nevada. Pursuant to the Series A COD, we designated 3,500,000 shares of preferred stock as Series A Stock, par value of $0.001 per share. Subject to the laws of Nevada, we will pay cumulative dividends on the Series A Stock on each anniversary from the date of original issue for a period of four calendar years. The Series A Stock will rank senior to the outstanding common stock of the Company, par value $0.001 with respect to dividend rights, rights upon liquidation, dissolution, or winding up in the amount of accrued but unpaid dividend. Holders of the Series A Stock will have the same voting rights as our common stock holders. Each share of Series A Stock is initially convertible at any time at the option of the holder into one share of common stock, and automatically converts into one share of common stock.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
3.1	Certificate of Amendment to the Company’s Articles of Incorporation, dated May 3, 2019 (1)

10.1	Form of Securities Purchase Agreement (2)

10.2	Form of Convertible Promissory Note (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on May 8, 2019.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2019.
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: November 18, 2019	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)