Form 10-K
period 2019-12-31
American BriVision (Holding) Corp
filed 2020-05-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2019, approximately 19,478,168 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $58,434,504 based on the available OTCQB closing price of $3.00 per share on May 6, 2020.

As of May 11, 2020, the registrant had 19,488,168 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

AMERICAN BRIVISION (HOLDING) CORPORATION

Form 10-K

For the Fiscal Year Ended December 31, 2019

i

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

We are filing this annual report on Form 10-K (the “Annual Report”) with the SEC after the filing deadline applicable to us for in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On March 30, 2020, we filed Current Reports on Form 8-K with the SEC to indicate our intention to rely on the Order for the extension of the filing of this Annual Report. Consistent with our statements made in the Form 8-K filings, we were unable to file the Annual Report until the date hereof because of the limited access to the Company’s facilities resulting in limited support from our staff and professional advisors due to the unprecedented conditions surrounding the COVID-19 coronavirus pandemic. Specifically, and as described in the Form 8-K filings, counties in the San Francisco Bay Area in which our corporate headquarters and Biokey, Inc. are located have ordered a government-enforced “shelter in place” for all residents. Other countries and cities around the world have imposed mandatory and voluntary self-quarantine actions. Our headquarters and most of our management and financial, accounting and legal personnel, as well as certain of our professional advisors are all located in these counties. The disruptions in staffing, communications and access to personnel resulted in delays, limited support and insufficient time to complete our audit of our financial statements and internal control assessment and to complete our financial reporting process and prepare this Annual report.

ITEM 1.   DESCRIPTION OF BUSINESS

Business Overview

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

Recent Development

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

As disclosed on a current report on Form 8-K filed with the SEC on February 14, 2019, on February 8, 2019, the parties of the Merger Agreement consummated the merger transactions contemplated thereunder. Pursuant to the terms of the Merger Agreement, BioLite and BioKey have become two wholly-owned subsidiaries of the Company on February 8, 2019. The Company issued shares of its Common Stock as the consideration to the shareholders of BioLite and BioKey pursuant to the registration statement (the “Registration Statement on S-4”) on Form S-4 Amendment No. 3 filed with the SEC on January 16, 2019 which became effective by operation of law on or about February 5, 2019.

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

Increasing the Authorized Shares

As disclosed on a current report on Form 8-K filed with the SEC on April 7, 2020, on March 12, 2020, our board of directors approved and adopted an amendment to the Company’s Articles of Incorporation, to increase the authorized shares of the common stock, par value $0.001 per share, from 20,000,000 to 100,000,000, such that, after including the previously authorized 20,000,000 shares of preferred stock, par value $0.001 per share, the aggregate number of shares of stock that the Company has authority to issue is 120,000,000 shares.

Entry into Securities Purchase Agreements

On April 2, 2020, the Certificates of Amendment to effectuate such amendment became effective after the Certificate of Amendment being filed with the Secretary of State of the State of Nevada.

On January 21, 2020, the Company entered into three note agreements with existing note investors who executed the agreements in 2018. These three investors are Guoliang Yu and Yingfei Wei Family Trust, Keypoint Technology Ltd., and Yoshinobu Odaira. The new agreements bear the same term as other notes investors who executed the contract in 2019. On April 5, 2020, the Company entered into exchange agreements with such note holders. Pursuant to the exchange agreements, the Holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $931,584, and the Company agreed to issue to the Holders an aggregate of 506,297 shares of the Company’s common stock, and warrants to purchase 506,297 shares of the Company’s common stock.

On April 20, 2020, the Company entered into certain exchange agreements separately with Kuo, Li Shen, Chang, Ping Shan, Lin, Shan Tyan, and Liu, Ching Hsuan in connection with the convertible promissory notes issued by the Company on August 28 and September 4, 2019. Pursuant to the Exchange Agreements, the Holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $515,196, and the Company agreed to issue to the Holders an aggregate of 289,438 shares of the Company’s common stock, and warrants to purchase 289,438 shares of the Company’s common stock.

In May 2020, the Company received capital contributions of approximately $1,602,040 in cash from 40 investors through private placements with the term of $2.25 per share and a free warrant attaches with each Common stock that was purchased. The exercise price of the warrant will be at $6.00 with a mandatory exercise price of $9.00.

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

We are developing and researching ABV-1504, a botanical reuptake inhibitor that targets norepinephrine. Prior to clinical trials, we, through BioLite Taiwan, conducted radioligand-binding assay tests on ABV-1504. Radioligand-binding assays are used to characterize the binding effects of a drug to its target receptor. In the case of ABV-1504, the receptors of radioligand-binding assays are norepinephrine, dopamine and serotonin. The radioligand-binding assay test on norepinephrine was conducted from May 3 to May 8, 2007 and the radioligand-binding assay test on dopamine and serotonin was administered from November 26 to December 5, 2007. The result of radioligand-binding assay to norepinephrine of ABV-1504 was 2.102 μg/ml of IC50, which indicated ABV-1504’s high inhibitory efficiency on norepinephrine. The results of radioligand-binding assay to dopamine and serotonin were not as good as to norepinephrine, which indicated lower inhibitory efficiency. Because research has shown that norepinephrine inhibitors can alleviate the level of depression, our research team saw ABV-1504’s potential to treat depression and decided to commence the clinical trial process of ABV-1504.

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

ABVC received an IND approval to proceed with the Phase II clinical trial of ABV-1504 from the F.D.A. in March 2014 and an IND approval of its Phase II trial from the Taiwan F.D.A. in June 2014. For the Phase II trial, BioLite plans to administer oral capsules to 72 MDD patients (the trial subjects) in a randomized, double-blind study with a placebo control group to assess ABV-1504’s efficacy and safety profile, primarily in accordance with the Montgomery-Åsberg Depression Rating Scale (“MADRS”). ABVC via BioLite began recruiting Phase II subjects in March 2015 at the following study sites, Taipei Veterans General Hospital, Linkou Chang Gung Memorial Hospital, Taipei City Hospital-Songde Branch, Tri-Service General Hospital, Wan Fang Hospital and started recruiting MDD patients at Stanford Depression Research Clinic. The first five sites are in Taiwan and the last one is in United States. The primary endpoint of the Phase II trial is to see changes of the subjects’ MADRS total scores from the baseline scores of the placebo subjects within the first six weeks. The secondary objectives of the Phase II trial are to evaluate the efficacy and safety profile of ABV-1504 on other rating scales with secondary endpoints of (i) demonstrating changes in MADRS total scores from baseline scores within the second to seventh weeks and (ii) showing changes in the total scores on Hamilton Rating Scale for Depression (HAM-D-17), Hamilton Rating Scale for Anxiety (HAM-A), Depression and Somatic Symptoms Scale (DSSS), Clinical Global Impression Scale (CGI) from the baseline scores in the second, fourth, sixth and seventh week. ABVC plans to measure the percentages of partial responders (subjects with a 25% to 50% decrease of total MADRS scores from the baseline score) and responders (subjects with 50% or more decrease of total MADRS scores from the baseline score) by the second, fourth, sixth and seventh week. Additionally, ABVC intends to monitor the subjects’ performance in accordance with the Safety Assessments and Columbia-Suicide Severity Rating Scale from the screening stage to each subject’s last visit as well as to analyze the differences in the mean changes of MADRS, HAM-D-17, HAM-A, DSSS, CGI and Columbia-Suicide Severity Rating Scale scores of the subjects administered with ABV-1504 and the placebo group in the second, fourth, sixth and seventh week. As of the date of this annual report, ABVC continued the efforts on recruiting suitable subjects for the Phase II study which consists of Part I and Part II studies. The Part I study of ABV-1504, which is an open-label study and dose escalation evaluation in twelve patients, six subjects each at 1 (380 mg/capsule) or 2 capsules TID dose for 28 days, has been completed and passed the DSMB (Data and Safety Monitoring Board) committee for entering the Part II study. The Part II study of ABV-1504, which is a randomized, double-blind, placebo-controlled, parallel-group study, is aimed to enroll a total of 60 patients. As of the date of this annual report, ABVC has completed the in-live study for a total of 60 patients and had observed zero serious adverse events during this Part II study. The final Phase II clinical study report (CSR) was submitted to US FDA on December 5, 2019, and to Taiwan TFDA on April 22, 2020 after revision approval. Currently, we are planning for an End-of-Phase II Type C meeting with US FDA for consulting further clinical development requirement.

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

For the Phase II trial, ABVC plans to recruit a maximum number of 105 ADHD patients as trial subjects in the United States, to whom ABVC intends to administer ABV-1505 oral capsules. ABVC together with its CROs designed a randomized, double-blind dose escalation study with a placebo-controlled group to assess the efficacy and safety profile of ABV-1505, primarily against the ADHD Rating Scale-IV (“ADHD-RS-IV”). The primary endpoint of the Phase II trial is a 40% or higher improvement on the ADHD-RS-IV from the respective baseline scores within a period of up to eight weeks. The secondary objective is to determine the efficacy and safety profile of ABV-1505 on other rating scales with secondary endpoints of (i) improvements of the total ADHD symptom scores from the respective baseline scores on the Conners’ Adult ADHD Rating Scale-Self Report: Short Version (“CAARS-S:S”) 18-Item for a treatment period of eight weeks at maximum; (ii) achievement of scores of two or lower on both the Clinical Global Impression-ADHD- Severity (“CGI-ADHD-S”) and Clinical Global Impression-ADHD-Improvement (“CGI-ADHD-I”) from the subjects’ respective baseline scores. As of the date of the annual report, ABVC initiated the Phase II Part I clinical study at UCSF under the PI, Keith McBurnett, Ph.D. on September 20, 2019. The current status for study subject enrollment is at 66%. The estimated timeline for completion of the in-live study is at Q3, 2020. Upon completion of Phase II Part I study, the Phase II Part I will be initiated as a multi-nation multi-center clinical study in US and Taiwan.

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

As of the date of this annual report, ABVC planned to commence the Phase II clinical trials of ABV-1702 in the fourth quarter of 2020. Due to the scarcity of MDS cases, neither BioLite nor ABVC can assure you that the Phase II trial will be initiated as planned.

V.	ABV-1703 Pancreatic Cancer

In addition, ABVC developed a new indication for Pancreatic Cancer from Maitake Extract, which is named as ABV-1703 and out licensed to it Rgene for the preparation of its IND application with the FDA. On August 25, 2017, ABV-1703’s Phase II trial was approved by FDA. Pursuant to the ABVC-Rgene Co-development Agreement, ABVC is responsible for coordinating and conducting the clinical trials of ABV-1703 globally and Rgene shall prepare the related FDA applications. As of the date of this annual report, we are engaging with Cedars-Sinai Medical Center in the U.S. to conduct the phase II clinical trial and plan to initiate the phase II trial in the fourth quarter of 2020. We plan to submit ABV-1703’s phase II clinical trial IND to Taiwan FDA after we commence the clinical trials in the United States.

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

For the Phase II trial, ABVC plans to recruit a maximum number of 54 cancer patients with depression, to whom ABVC intends to administer ABV-1601 oral capsules. ABVC is engaging the Principal Investigator at Cedars-Sinai Medical Center in the U.S. which designed a randomized, double-blind dose escalation study with a comparator-controlled group to assess the efficacy and safety profile of ABV-1601, primarily against Montgomery-Åsberg Depression Rating Scale (MADRS) total score. The primary endpoint of the Phase II trial is change in MADRS, Hospital Anxiety and Depression Scale (HADS), and subscales (HADS-A and HADS-D), and Clinical Global Impression Scale (CGI) total scores from baseline in patients taking PDC-1421 compared to the comparator. As of the date of this report, the Part I clinical protocol, which is an open trial, has been approved by Cedars-Sinai Medical Center (CSMC). A Clinical Trial Agreement (CTA) was established between ABVC and CSMC on April 9, 2020. The clinical study preparation is currently in progress.

Collaboration Agreement with BioFirst and ABV-1701 Vitreous Substitute for Vitrectomy

On July 24, 2017, BriVision, one of our wholly-owned subsidiaries entered into a collaboration agreement (the “BioFirst Agreement”) with BioFirst Corporation (“BioFirst”), a corporation incorporated under the laws of Taiwan, pursuant to which BioFirst granted BriVision the global license to co-develop BFC-1401 Vitreous Substitute for Vitrectom (“BFC-1401”) for medical purposes. BioFirst is a related party to the Company because BioFirst and YuanGene Corporation (“YuanGene”), the Company’s controlling shareholder, are under a common control of the controlling beneficiary shareholder of YuanGene.

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

The primary endpoint of this phase I clinical trial is to evaluate the safety and tolerability of a single intravitreal dose of Vitargus in patients as a vitreous substitute during vitrectomy surgery for retinal detachment. Intravitreal is a route of administration of a drug or other substance, in which the substance is delivered into the eyes. The secondary endpoint of this phase I clinical trial is to assess retinal attachment and Virtagus degradation at day 90 and to assess best corrected visual acuity (“BVCA”) after vitrectomy surgery. BVCA refers to the best possible vision a person can achieve. The primary and second endpoints are required by HREC for the purpose of evaluation of our Phase I clinical trial application. We enrolled an aggregate number of 10 patient subjects in this trial. On November 17, 2016, we received the approval from the Data and Safety Monitoring Board for the first subject, and nine (9) more subjects were enrolled thereafter. In this trial, Vitargus was injected into the vitreous cavity of vitrectomised eyes, whose vitreous gel was removed from the vitreous cavity after a vitrectomy surgery. Currently, the draft results and EDC file were provided by GreenLight Clinical, the Phase I study CRO for review. The final Clinical Study Report (CSR) will be completed for regulatory submission in Q2, 2020.

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

ABVC’s GMP facility consists of the GMP suite, product development area, analytical laboratory, food processing area, caged area and receiving area. The facility was established in December 2008 and received its first drug manufacturing license in June 2009. ABVC’s current drug manufacturing license allows it to manufacture drugs thereon until the expiration of such license on December 2, 2019. ABVC has renewed its drug manufacturing license for continuing GMP operation.

Market Opportunity and Growth Strategy/Business Plan

ABVC’s research and development department aims to translating the laboratory research results to new drug candidates ready for Phase III clinical trials together with its CDMO SBU. Botanical products may be classified as foods, dietary supplements, drugs, medical devices or cosmetics, depending on their “intended use.” There is a fine line separating drugs from foods and dietary supplements. We focus primarily on developing botanical drugs, which by definition are intended for use in the diagnosis, cure, mitigation or treatment of disease in humans. Together with ABVC’s strategic partners, it plans to market, distribute and sell its drug products internationally, in areas such as the United States, Canada and Japan. ABVC needs to have the drug candidates comply with the local authorities regulating drugs and foods, for example the FDA and the Taiwan Food and Drug Administration (“TFDA”), in order to market our drug products in the respective areas. Currently, a lot of countries follow the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the “ICH”) guidelines that are published by the European Medicines to provide guidance on quality and safety of pharmaceutical development and new drug commercialization among Japan, the United States and Europe. Based on ABVC’s new drug development experience, ABVC made a strategic decision to have its drug candidates go through the FDA process for new drug development first and then seek regulatory approvals on the FDA approved drugs from the authority equivalent to the FDA in the jurisdictions where ABVC plans to market its new drug products.

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

Employees

As of May 8, 2020, we, including the subsidiaries, have thirty five employees, located in the U.S. and Taiwan. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS

Investing in our securities includes a high degree of risk. Prior to making a decision about investing in our securities, you should consider carefully the specific factors discussed below, together with all of the other information contained in this prospectus. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. This could cause the market price of our Common Stock to decline and could cause you to lose all or part of your investment.

Risks Related to the Company’s Business

Unfavourable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus. Governments in affected countries are imposing travel bans, quarantines and other emergency public health measures. Those measures, though temporary in nature, may continue and increase depending on developments in the COVID-19’s outbreak. To this end, we are evaluating alternative working arrangements and we have suspended all non-essential travel for our employees, postponing our business meetings with potential partners and collaborators. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and limitations on doing business in-person could negatively impact our business development efforts, create operational or other challenges, any of which could harm our business, financial condition and results of operations. For example, the scientific activities, including but not limited to medical research and clinic trials for our products, that required to be done at our laboratories may have to be postponed for an extended period of time. As of the date of this report, we are unable to purchase and conduct on-site inspection and quality control of the raw materials in Mainland China for projects ABV-1504, ABV-1505 and ABV-1601, and to perform on-site due-diligence for project ABV-1505 (MDD Phase II completed new drug candidate) and ABV-1701 (Vitargus FIH completed medical device) with our potential partners/collaborators in US, Mainland China, and Japan.

Counties in the San Francisco Bay Area in which our corporate headquarters and Biokey, Inc. are located have ordered a government-enforced “shelter in place” for all residents. Other countries and cities around the world have imposed mandatory and voluntary self-quarantine actions. While none of our employees have exhibited symptoms of the COVID-19, some employees in our US facilities were allowed to take a leave of absence in light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19. The extent to which COVID-19 continues to impact the Company’s business, sales, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

The Company is a development stage biopharmaceutical company and is thus subject to the risks associated with new businesses in that industry.

The Company acquired the sole licensing rights to develop and commercialize for therapeutic purposes six compounds from BioLite and the right to co-develop with BioFirst a medical device (collectively the “ABVC Pipeline Products”). As such, the Company is a clinical stage biopharmaceutical company with operations that generate unsubstantial revenues. The Company is establishing and implementing many important functions necessary to operate a business, including the clinical research and development of the ABVC Pipeline Products, further establishment of the Company’s managerial and administrative structure, accounting systems and internal financial controls. Before the Mergers, the Company faced costs, uncertainties, delays and difficulties frequently encountered by pre-revenue stage biopharmaceutical companies. Upon completion of the Mergers and full integration of BioLite and BioKey into the Company, the Company will have limited revenue and remain unprofitable for an indefinite period of time.

Accordingly, you should consider the Company’s prospects in light of the risks and uncertainties that a pharmaceutical company with a limited operating history and revenue faces. In particular, potential investors should consider that there are significant risks that the Company will not be able to:

●	implement or execute its current business plan, or generate profits;

●	attract and maintain a skillful management team;

●	raise sufficient funds in the capital markets or otherwise to effectuate its business plan;

●	determine that the processes and technologies that it has developed are commercially viable; and/or

●	enter into contracts with commercial partners, such as licensors and suppliers.

If any of the above risks occurs, the Company’s business may fail, in which case you may lose the entire amount of your investment in the Company. The Company cannot assure that any of its efforts in business operations will be successful or result in the timely development of new products, or ultimately produce any material revenue and profits.

In addition, after the Mergers, as a pre-profit biopharmaceutical company, the Company needs to transition from a company with a research and development focus to a company capable of supporting commercial activities. The Company may not be able to reach such transition point or make such a transition, which would have affect our business, financial condition, results of operations and prospects.

If the Company fails to raise additional capital, its ability to implement its business model and strategy could be compromised.

The Company has limited capital resources and operations. The CDMO Unit generates limited amount of revenue that could partially support the operations of the Company. To date, its operations have been funded partially from the proceeds from financings or loans from its shareholders and management. From time to time, we may seek additional financing to provide the capital required to expand our production facilities, research and development (“R&D”) initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

If the Company does not raise sufficient capital to fund its ongoing development activities, it is likely that it will be unable to carry out its business plans, including R&D development and expansion of production facilities. The Company may not be able to obtain additional financing on terms acceptable, or at all. Even if the Company obtains financing for near term operations and product development, the Company may require additional capital beyond the near term. If the Company is unable to raise capital when needed, its business, financial condition and results of operations would be materially adversely affected, and it could be forced to reduce or discontinue our operations.

The Company has no history in obtaining regulatory approval for, or commercializing, any new drug candidate.

With limited operating history, the Company has never obtained regulatory approval for, or commercialized, any new drug candidate. It is possible that the FDA may refuse to accept our planned New Drug Application (or “NDA”) for any of the six drug products for substantive review, or may conclude after review of our data that our application is insufficient to obtain regulatory approval of the new drug candidates or the medical device. Although our CDMO strategic business department has experience in obtaining abbreviated new drug application (or “ANDA”) approvals, the processes and timelines of obtaining an NDA approval and ANDA approval can differentiate substantially. If the FDA does not accept or approve our planned NDA for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies, which may be costly. Depending on the FDA required studies, approval of any NDA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have. Any delay in obtaining, or inability to obtain, regulatory approvals of any of our drug candidate will prevent us from sublicensing such product. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA. If any of these outcomes occurs, we may be forced to abandon our planned NDA for such drug candidate, which materially adversely affects our business and could potentially cause us to cease operations. We face similar regulatory risks in a foreign jurisdiction.

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

Our growth is supported by continuous investment in time, resources and capital to identify and develop new products or new formulations for the market via geographic expansion and market penetration. If we are unable to either develop new products on our own or acquire licenses for new products from other parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs and medical devices, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

Our current products have certain side effects. If the side effects associated with our current or future products are not identified prior to their marketing and sale, we may be required to withdraw such products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which could adversely impact our growth.

The Company researches and develops the following six drug products and one medical device: ABV-1501, ABV-1504, ABV-1505, ABV-1701, ABV-1702, ABV-1601 and ABV-1703. Each of these seven products may cause serious adverse effects to their users. For example, the API of ABV-1501, ABV-1702 and ABV-1703 is Maitake mushroom extract. Side effects, or adverse events, associated with Maitake mushroom extract include blood bilirubin increase, lymphocyte count decrease, neutrophil count decrease, platelet count decrease, white blood cell decrease, headache, and hyperglycemia. Serious adverse events (collectively, the “SAE”) associated with this compound include leukocytosis, platelet count decrease, eye disorders, abdominal pain, gastrointestinal disorders, aphonia, lung infection, muscle weakness right-sided, confusion, edema cerebral, stroke, dyspnea, wheezing, and pruritus.

ABV-1504 and ABV-1505 have the same API, “Radix Polygala”, which is known as Polygala tenuifolia Willd or PDC-1421 Capsule (“Polygala tenuifolia Willd”). Side effects, or adverse events, associated with ABV-1504 and ABV-1505, coming from administration of the trial medicine or examination procedure such as the procedure of taking blood (fainting, pain and/or bruising), may lead to gastrointestinal disorders (abdominal fullness and constipation), nervous system disorders (drowsiness, sleepiness, and oral ulcer). In addition, long-term use may cause miscarriages.

As of the date of this prospectus, the Company is processing Phase I clinical trial of ABV-1701 and is not aware of any serious side effects associated therewith. However, new serious side effects of ABV-1701 may be uncovered as the clinical trials continue.

The occurrence of any of those adverse events would harm our future sales of these medicines and substantially increase the costs and expenses of marketing these medicines, which in turn could cause our revenues and net income to decline. In addition, the reputation and sales of our future medicines could be adversely affected due to the severe side effects discovered.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our products and potentially commercially selling any products that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates or products that we may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend resulting litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize any products that we may develop.

We currently have insurance policies to cover liabilities under the clinic trials but do not maintain general liability insurance; and even if we have a general liability insurance in the future, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We would need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidate, which could adversely affect our business, financial condition, results of operations and prospects.

We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

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

We have never completed a new drug or new medical device FDA application process from Phase I to FDA approval and commercialization. Even if our products are approved by the appropriate regulatory authorities for marketing and sale, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

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

We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

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

Collaborations involving our products will pose the following risks to us:

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

Collaborative agreements may not lead to development or commercialization of our product candidate in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

ABVC, through BioLite, may not be able to receive the full amounts available under the collaboration agreement by and between BioLite, Inc. and BioHopeKing, which could increase its burden to seek additional capital to fund the business operations.

In February and December 2015, BioLite, Inc., a subsidiary of BioLite, entered into a total of three collaboration agreements with BioHopeKing to jointly develop ABV-1501 for TNBC (or BLI-1401-2 as used by BioLite internally) and ABV-1504 for MDD (or BLI-1005 as used by BioLite internally) in most Asian countries and BLI-1006, which has been later replaced with BLI-1008 for ADHD in Asia, excluding Japan. ABVC and BioLite are co-developing ABV-1501 for TNBC and ABV-1504 for MDD pursuant to the Collaboration Agreement and its Addendum entered by and between BriVision and BioLite Taiwan where ABVC and BriVision are responsible for the clinical trials of such two new drug candidates. In accordance with the terms of the BioHopeKing Collaboration Agreement for ABV-1501 or BLI-1401-2 and the Addendum thereto, BioLite shall receive payments of a total of $10 million in cash and equity of BioHopeKing or equity securities owned by it at various stages on a schedule dictated by BioLite’s achievements of certain milestones and twelve per cent (12%) of net sales of the drug products when ABV-1501 or BLI-1401-2 is approved for sale in the licensed territories. If BioLite fails to reach any of the milestones in a timely manner, it may not receive the rest of the payments from BioHopeKing. As a result of BioLite’s potential inability to receive the full payments under those collaboration agreements with BioHopeKing, ABVC may have to seek other sources of financing to fund its operation activities.

ABVC and its Subsidiaries may not be successful in establishing and maintaining additional strategic partnerships, which could adversely affect ABVC’s ability to develop and commercialize products, negatively impacting its operating results.

In addition to ABVC’s current collaboration with BioHopeKing for selected Asian markets, a part of its strategy is to evaluate and, as deemed appropriate, enter into additional partnerships in the future with major biotechnology or pharmaceutical companies. ABVC’s products may prove to be difficult to effectively license out as planned. Various regulatory, commercial and manufacturing factors may impact ABVC’s ability to seek co-developers of or grow revenues from licensing out any of the six products in the pipeline, none of which has been fully licensed out. Specifically, ABVC may encounter difficulty by virtue of:

●	its inability to effectively identify and align with commercial partners in the U.S. to collaborate the development of ABV-1504 for the treatment of Major Depressive Disorder, ABV-1505 to treat Attention-Deficit Hyperactivity Disease, ABV-1501 for the treatment of Triple Negative Breast Cancer, ABV-1703 to the treatment of Pancreatic Cancer, ABV-1601 to treat Depression in Cancer Patients and ABV-1702 to treat Myelodysplastic syndromes and ABV-1701 Vitargus for the treatments of Retinal Detachment or Vitreous Hemorrhage;

●	its inability to secure appropriate contract research organizations (“CRO”s) to conduct data analysis, lab research and FDA communication; and

●	its inability to effectively continue clinical studies on and secure positive research results of all of our investigational new drugs to attract additional commercial collaborators outside the U.S.

ABVC faces significant competition in seeking appropriate partners for its therapeutic candidates, and the negotiation process is time-consuming and complex. In order for ABVC to successfully partner its autoimmune, CNS and hematology therapeutic candidates, potential partners must view these medicinal candidates as economically valuable in markets they determine to be attractive in light of the terms that ABVC is seeking and compared to other available products for licensing by other companies. Even if ABVC is successful in its efforts to establish new strategic partnerships, the terms that ABVC agrees upon may not be favorable, and it may not be able to maintain such strategic partnerships if, for example, development or approval of an autoimmune therapeutic is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to any of ABVC’s therapeutic candidates could delay the development and commercialization of such candidates and reduce its competitiveness even if it reaches the market.

If ABVC fails to establish and maintain additional strategic partnerships or collaboration related to its therapeutic candidates that have not been fully licensed, it will bear all of the risk and costs related to the development of any such drug candidate, and it may need to seek additional financing, hire additional employees and otherwise develop expertise for which it has not budgeted. This could negatively affect the development of any incompletely partnered new drug candidates.

ABVC’s licensors may choose to terminate any of the license agreements with ABVC. As a result, ABVC’s research and development of the new drug candidate which contains the underlying API may be terminated abruptly.

If ABVC’s Subsidiary BioLite materially breaches any license agreements it has with Yukiguni Maitake Co. (“Yukiguni”), Medical and Pharmaceutical Industry Technology and Development Center (“MPITDC”) or Industrial Technology Research Institute (“ITRI”), or any of such license agreement terminates unexpectedly, BioLite may not be able to continue its research and development of the new drug candidate which contains the underlying API whose license has been terminated. Pursuant to the Yukiguni License Agreement, if BioLite fails to meet the milestone sales requirement or submit certain applications to the appropriate health authorities on a schedule prescribed therein, Yukiguni shall have the right to terminate the Yukiguni License Agreement. If the Yukiguni License Agreement is terminated involuntarily, BioLite will be forced to discontinue its new drug development of ABV-1702, ABV-1502 and ABV-1501 and terminate the collaboration agreements relating to the three new drug candidates. The termination of the right to use the underlying API will materially disrupt the operations of ABVC. Pursuant to the license agreement between BioLite Taiwan and ITRI, if BioLite Taiwan fails to complete the research submission milestones according to the schedule set forth therein without reasons or with reasons unstatisfied with ITRI, ITRI shall have the right to terminate the license agreement with BioLite Taiwan without refund to BioLite Taiwan. BioLite Taiwan and BioLite have submitted the IND for PDC-1421 and subsequently conducted Phase II clinical trials of two drug candidiates developed from PDC-1421 according to the schedule listed in the license agreement between BioLite Taiwan and MPITDC.

ABVC’s Subsidiary BioLite depends on one supplier for the API of ABV-1702, ABV-1502 and ABV-1501 and any failure of such supplier to deliver sufficient quantities of the API that meets its quality standard could have a material adverse effect on its research of these three drug candidates.

Currently BioLite relies primarily on Yukiguni, a Japanese supplier, to provide Yukiguni Maitake Extract 404, the API which is contained in ABV-1702, ABV-1502 and ABV-1501, three of the six drug candidates in BioLite’s oncology/hematology portfolio. It has entered into the Yukiguni License Agreement, among other things, for the delivery of Yukiguni Maitake Extract 404, which is patented in Japan and China. BioLite agrees to fulfill its demand of the Yukiguni Maitake Extract 404 by purchasing first from Yukiguni respecting the therapeutic products and Yukiguni represents that it will provide sufficient quantities of such API that meets cGMP standards. If the supplies of Yukiguni Maitake Extract 404 were interrupted for any reason, BioLite’s research and development activities of these three drug candidates could be delayed. These delays could be extensive and expensive, especially in situations where a substitution is not readily available.

Although BioLite may negotiate with other vendors that could provide Yukiguni Maitake Extract 404, it cannot guarantee that it will be able to find such vendors. Failure to obtain adequate supplies of high quality Yukiguni Maitake Extract 404 in a timely manner could have a disruptive effect on ABVC and BioLite’s research and development activities of ABV-1702, ABV-1502 and ABV-1501, resulting in a material adverse effect on the Company’s business, financial condition and results of operations.

With respect to generic drugs, ABVC’s sales and marketing functions are currently very limited and ABVC currently relies on third parties to promote its products to physicians in the U.S. and rely on its foreign partners with respect to marketing and distribution of its generic drugs outside the U.S. Failure to maintain commercial marketing and sales partners or attract qualified marketing and sales personnel will have material adverse effects on the results of the Company’s operations.

ABVC has marketing personnel to develop clientele for its CDMO business line but does not have marketing and sales human capital for its generic drug products. ABVC heavily relies on third parties to promote its products to physicians in the U.S. and rely on its foreign partners to conduct marketing and sales outside the U.S. ABVC will need to maintain its commercial marketing and sales partners and attract others or be in a position to afford qualified or experienced marketing and sales personnel to market its generic drug products. Failure to maintain commercial marketing and sales partners or attract qualified marketing and sales personnel will have material adverse effects on the results of the Company’s operations.

ABVC may use hazardous chemicals and biological materials in its business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

ABVC’s research and development may involve the controlled use of hazardous materials, including chemicals and biological materials. ABVC cannot eliminate the risk of accidental contamination or discharge and any resulting injury from these materials. ABVC may be sued for any injury or contamination that results from its use or the use by third parties of these materials, and its liability may exceed any insurance coverage and its total assets. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials and specified waste products, as well as the discharge of pollutants into the environment and human health and safety matters. Although ABVC makes its best efforts to comply with environmental laws and regulations despite the associated high costs and inconvenience, ABVC cannot guarantee that it will not mishandle any hazardous materials in the future. If it fails to comply with these requirements or any improper handling of hazardous materials occurs, it could incur substantial costs, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, ABVC cannot predict the impact on its business of new or amended environmental laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced.

The facilities where the samples of drug candidates are manufactured need to be maintained and monitored in compliance with the good manufacturing practice standards, the failure of such maintenance could contaminate the results of our clinical trials and adversely affect our operations.

ABVC’s Subsidiary BioKey operates a laboratory facility that is a certified good manufacturing practice facility (“cGMP”) and some of its contract clinical trial service providers use cGMP facilities to conduct clinical studies. ABVC cannot be certain that ABVC or its present or future contract manufacturers or suppliers will be able to comply with cGMPs regulations and other FDA regulatory requirements. Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities, failure of the FDA to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

Risks Related to Intellectual Property

Pharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to the Company, could negatively impact its respective licensors’ patent position and interrupt its research activities.

The patent positions of pharmaceutical companies and research institutions can be highly uncertain and involve complex legal and factual questions. The interpretation and breadth of claims allowed in some patents covering pharmaceutical compositions may be uncertain and difficult to determine, and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the U.S. Patent and Trademark Office, or USPTO, are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to re-examination proceedings, post-grant review and/or inter parties review in the USPTO. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, post-grant review, inter parties review and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide the Company with sufficient protection against competitive products or processes.

In addition, changes in or different interpretations of patent laws in the U.S. and foreign countries may permit others to use discoveries of the Company or to develop and commercialize their new drug candidates without providing any compensation thereto, or may limit the number of patents or claims the Company can obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending the intellectual property rights of the Company.

If the Company fails to obtain and maintain patent protection and trade secret protection of its respective products, the Company could lose their competitive advantages and competition it faces would increase, reducing any potential revenues and adversely affecting its ability to attain or maintain profitability.

Developments in patent law could have a negative impact on the Company’s Licensors’ patent positions and the Company’s business.

From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and any such changes could have a negative impact on the Company’s business.

In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes the way issued patents are challenged, and changes the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Substantive changes to patent law associated with the America Invents Act may affect the Company, BioLite and BioKey’s ability to obtain patents, and if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting the Company’s patent applications, its ability to obtain patents based on its discoveries and its ability to enforce or defend its patents.

If the Company is unable to protect the confidentiality of its trade secrets, its business and competitive position would be harmed, respectively.

In addition to patent protection, because the Company operates in the highly technical field of discovery and development of therapies, it relies in part on trade secret protection in order to protect its proprietary technology and processes. However, trade secrets are difficult to protect. The Company has entered into confidentiality and non-disclosure agreements with its employees, consultants, outside scientific and commercial collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties any confidential information developed by the party or made known to the party by the Company during the course of the party’s relationship therewith. These agreements also generally provide that inventions conceived by the party in the course of rendering services to the Company will be ABVC’s exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to the Company.

In addition to contractual measures, the Company tries to protect the confidential nature of its proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for the Company. The Company’s security measures may not prevent an employee or consultant from misappropriating its trade secrets and providing them to a competitor, and recourse it takes against such misconduct may not provide an adequate remedy to protect the Company’s interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Trade secrets may be independently developed by others in a manner that could prevent legal recourse by the Company. If the Company’s confidential or proprietary information, such as the trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, its competitive position could be harmed.

Third parties may assert that the Company’s employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

The Company might employ individuals who were previously employed at universities or other biopharmaceutical companies, including its competitors or potential competitors. Although through certain non-disclosure covenants and employment agreements with its officers and employees, the Company tries to ensure that its employees and consultants do not use the proprietary information or know-how of others in the work for the Company, the Company may be subject to claims that it or its employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If the Company fails in defending any such claims, in addition to paying monetary damages, the Company may lose valuable intellectual property rights or personnel. Even if the Company is successful in defending against such claims, litigation could result in substantial costs and be a distraction to the Company’s management and other employees.

ABVC’s ability to compete may decline if it does not adequately protect its proprietary rights or if it is barred by the intellectual property rights of others.

ABVC’s commercial success depends on obtaining and maintaining proprietary rights to its drug candidates as well as successfully defending these rights against third-party challenges. ABVC obtains its rights to use and research certain proprietary information to further develop the drug candidates primarily from three institutions, MPITDC, ITRI and Yukiguni (collectively the “Licensors”). These three institutions own the intellectual property rights in the products that have been licensed to us and may prosecute new patents of the drug candidates that are invented or discovered within the licensed scope of use under the respective license agreements. ABVC will only be able to protect its new drug candidates from unauthorized use by third parties to the extent that its valid and enforceable patents, or effectively protected trade secrets and know-how, cover them.

ABVC’s ability to obtain new patent protection for its new drug candidates is uncertain due to a number of factors, including that:

●	ABVC may not have been the first to make the inventions covered by pending patent applications or issued patents;

●	ABVC may not have been the first to file patent applications for its new drug candidates;

●	others may independently develop identical, similar or alternative products or compositions and uses thereof;

●	ABVC’s disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

●	any or all of ABVC’s pending patent applications may not result in issued patents;

●	ABVC may not seek or obtain patent protection in countries that may eventually provide a significant business opportunity;

●	any patents issued to ABVC may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;

●	ABVC’s methods may not be patentable;

●	ABVC’s licensors may successfully challenge that ABVC’s new patent application fall outside the licensed use of the products; or

●	others may design around ABVC’s patent claims to produce competitive products which fall outside of the scope of its patents.

Even if ABVC has or obtains new patents covering its new drug candidates, ABVC may still be barred from making, using and selling them because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering products that are similar or identical to ABVC. There are many issued U.S. and foreign patents relating to therapeutic products and some of these relate to ABVC’s new drug candidates. These could materially affect ABVC’s ability to develop its drug candidates. Because patent applications can take many years to issue, there may be currently pending applications unknown to ABVC that may later result in issued patents that its new drug candidates may infringe. These patent applications may have priority over patent applications filed by ABVC.

The Company and its respective licensors may not be able to enforce their intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to pharmaceuticals and medical devices. This could make it difficult for the Company and its respective licensors to stop the infringement of some of the Licensors’ patents, or the misappropriation of their other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, the Company and its licensors have chosen in the past and may choose in the future not to seek patent protection in certain countries, and as a result the Company will not have the benefit of patent protection in such countries. Moreover, the Company may choose in the future not to seek patent protection in certain countries, and as a result it will not have the benefit of patent protection in such countries.

Proceedings to enforce the Company’s and its licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert its efforts and attention from other aspects of the businesses. Accordingly, the efforts to protect the Company’s intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect the Company’s ability to obtain adequate protection for its technology and the enforcement of intellectual property.

Regulatory Risks Relating to Biopharmaceutical Business

The Company is subject to various government regulations.

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

The products the Company is currently developing will require significant development, preclinical and clinical testing and investment of substantial funds prior to its commercialization. The process of obtaining required approvals can be costly and time-consuming, and there can be no assurance that future products will be successfully developed and will prove to be safe and effective in clinical trials or receive applicable regulatory approvals. Markets other than the U.S. have similar restrictions. Potential investors and shareholders should be aware of the risks, problems, delays, expenses and difficulties which we may encounter in view of the extensive regulatory environment which controls our business.

The Company cannot be certain that it will be able to obtain regulatory approval for, or successfully commercialize, any of its current or future product candidates.

The Company may not be able to develop any current or future product candidates. The Company’s new drug candidates will require substantial additional clinical development, testing, and regulatory approval before the commencement of commercialization. The clinical trials of the Company’s drug candidates are, and the manufacturing and marketing of our new drug candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where the Company intend to test and, if approved, market any new drug candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, the Company must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if the Company is able to obtain the requisite financing to continue to fund its development and clinical programs, it cannot assure the investors that any of the product candidates will be successfully developed or commercialized.

The Company is not permitted to market a therapeutic product in the U.S. until it receives approval of an NDA or ANDA, for that product from the FDA, or in any foreign countries until they receive the requisite approval from such countries. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of any product candidate for many reasons, including, among others:

●	Unable to demonstrate that a product candidate is safe and effective to the satisfaction of the FDA;

●	the results of the Company’s clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may not approve the formulation of any product candidate;

●	the CROs, that BioLite or the Company retains to conduct its clinical trials may take actions outside of its control that materially adversely impact its clinical trials;

●	delays in patient enrollment, variability in the number and types of patients available for clinical trials, and lower-than anticipated retention rates for patients in clinical trials;

●	the FDA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks, such as the risk of drug abuse by patients or the public in general;

●	the FDA may disagree with the interpretation of data from the Company’s pre-clinical studies and clinical trials;

●	the FDA may not accept data generated at the Company’s clinical trial sites;

●	if an NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval; or

●	the FDA may change its approval policies or adopt new regulations.

These same risks apply to applicable foreign regulatory agencies from which the Company, through BioLite, may seek approval for any of our new drug candidates.

Any of these factors, many of which are beyond the Company’s control, could jeopardize its ability to obtain regulatory approval for and successfully market any new drug candidate. As a result, any such setback in the Company’s pursuit of initial or additional regulatory approval would have a material adverse effect on its business and prospects.

If the Company does not successfully complete pre-clinical and Phase I and II clinical development, it will be unable to receive full payments under their respective collaboration agreements, find future collaborators or partners to take the drug candidates to Phase III clinical trials. Even if the Company successfully completes all Phase I and II clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before an NDA for Phase III trials may be submitted to the FDA. Although there are a large number of drugs in development in the U.S. and other countries, only a very small percentage result in commercialization, and even fewer achieve widespread physician and consumer acceptance following the regulatory approval.

In addition, the Company may encounter delays or drug candidate rejections based on new governmental regulations, future legislative or administrative actions, or changes in FDA policy or interpretation during the period of product development. If the Company obtains required regulatory approvals, such approvals may later be withdrawn. Delays or failures in obtaining regulatory approvals may result in:

●	varying interpretations of data and commitments by the FDA and similar foreign regulatory agencies; and

●	diminishment of any competitive advantages that such drug candidates may have or attain.

Furthermore, if the Company fails to comply with applicable FDA and other regulatory requirements at any stage during this regulatory process, the Company may encounter or be subject to:

●	delays or termination in clinical trials or commercialization;

●	refusal by the FDA or similar foreign regulatory agencies to review pending applications or supplements to approved applications;

●	product recalls or seizures;

●	suspension of manufacturing;

●	withdrawals of previously approved marketing applications; and

●	fines, civil penalties, and criminal prosecutions.

The Company faces substantial competition from companies with considerably more resources and experience than the Company has, which may result in others discovering, developing, receiving approval for, or commercializing products before or more successfully than the Company.

The Company competes with companies that research, develop, manufacture and market already-existing and new pharmaceutical products in the fields of CNS, hematology/oncology and autoimmune. The Company anticipates that it will face increased competition in the future as new companies enter the market with new drugs and/or technologies and/or their competitors improve their current products. One or more of their competitors may offer new drugs superior to the Company’s and render the Company’s drugs uneconomical. A lot of the Company’s current competitors, as well as many of its respective potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new drug development, more substantial experience in product marketing and new product development, greater regulatory expertise, more extensive manufacturing capabilities and the distribution channels to deliver products to customers. If the Company is not able to compete successfully, it may not generate sufficient revenue to become profitable. The Company’s ability to compete successfully will depend largely on its ability to:

●	successfully commercialize its drug candidates with commercial partners;

●	discover and develop new drug candidates that are superior to other products in the market;

●	with its collaborators, obtain required regulatory approvals;

●	attract and retain qualified personnel; and

●	obtain patent and/or other proprietary protection for its product candidates.

Established pharmaceutical companies devote significant financial resources to discovering, developing or licensing novel compounds that could make the Company’s products and product candidates obsolete. Our competitors may obtain patent protection, receive FDA approval, and commercialize medicines before we do. Other companies are or may become engaged in the discovery of compounds or botanical materials that may compete with the drug candidates the Company is developing.

The Company competes with a large number of well-established pharmaceutical companies that may have more resources than the Company does in developing therapeutics in the fields of CNS, oncology/hematology and ophthalmology.

Any new drug candidate the Company is developing or commercializing that competes with a currently-approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to address price competition and be commercially successful. If the Company is not able to compete effectively against its current and future competitors, its business will not grow and its financial condition and operations will suffer.

Risks Relating to Doing Business Outside the United States

Because part of ABVC’s pharmaceutical research and development is conducted outside of the U.S., the Company is subject to the risks of doing business internationally, including periodic foreign economic downturns and political instability, which may adversely affect the Company’s revenue and cost of doing business in Taiwan.

ABVC collaborates with partners whose primary place of business is in Taiwan, Republic of China and the Company has certain key employees in Taiwan. Foreign economic downturns may affect our results of operations in the future. Additionally, other facts relating to the operation of the Company’s business outside of the U.S. may have a material adverse effect on the Company’s business, financial condition and results of operations, including:

●	international economic and political changes;

●	the imposition of governmental controls or changes in government regulations, including tax laws, regulations and treaties;

●	changes in, or impositions of, legislative or regulatory requirements regarding the pharmaceutical industry;

●	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act and export control laws;

●	difficulties in achieving headcount reductions due to unionized labor and works councils;

●	restrictions on transfers of funds and assets between jurisdictions; and

●	China- Taiwan geo-political instability.

As the Company continues to operate its business globally, its success will depend in part, on its ability to anticipate and effectively manage these risks. The impact of any one or more of these factors could materially adversely affect the Company’s business, financial condition and results of operations.

The Company may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (“FCPA”) and Chinese anti-corruption law.

The Company is subject to the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments, foreign government officials and political parties by U.S. persons as defined by the statute for purposes of obtaining or retaining businesses. The Company may have agreements with third parties who may make sales in mainland China and the U.S., during the process of which the Company may be exposed to corruption. Activities in Taiwan create the risk of unauthorized payments or offers of payments by an employee, consultant or agent of the Company, because these parties are not always subject to the Company’s control.

Although the Company believes to date it has complied in all material aspects with the provisions of the FCPA and Chinese anti-corruption law, the existing safeguards and any future improvements may prove to be less than effective and any of the Company’s employees, consultants or agents may engage in corruptive conduct for which the Company might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions against the Company and individuals and therefore could negatively affect the Company’s business, operating results and financial condition. In addition, the Taiwanese government may seek to hold the Company liable as a successor for FCPA violations committed by companies in which the Company invests or acquires.

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matters. Any unfavorable results from the investigations could harm our business operations, this offering and our reputation.

Recently, U.S. public companies that have substantially all of their operations in China, have been subjects of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, lack of effective internal control over financial accountings, inadequate corporate governance and ineffective implementation thereof and, in many cases, allegations of fraud. As a result of enhanced scrutiny, criticism and negative publicity, the publicly traded stocks of many U.S. listed Chinese companies have sharply decreased in value and, in some cases, have become virtually worthless or illiquid. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effects the sector-wide investigations will have on the Company. If the Company becomes a subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company will have to expend significant resources to investigate such allegations and defend the Company. If such allegations were not proven to be baseless, the Company would be severely hampered and the price of the stock of the Company could decline substantially. If such allegations were proven to be groundless, the investigation might have significantly distracted the attention of the Company’s management.

International operations expose the Company to currency exchange and repatriation risks, and the Company cannot predict the effect of future exchange rate fluctuations on its business and operating results.

The Company has business operations in Taiwan and collaborative activities in the U.S. and Japan. Substantial amounts of revenues are received and expenses are incurred in New Taiwan Dollars and U.S. dollars. Thus, the Company has exposure to currency fluctuations. The Company cannot assure you that the effect of currency exchange fluctuations will not materially affect its revenues and net income in the future.

Changes in international trade policies and international barriers to trade, or the emergence of a trade war, may have an adverse effect on our business and expansion plans.

Changes to trade policies, treaties and tariffs in the jurisdictions in which we operate, or the perception that these changes could occur, could adversely affect the financial and economic conditions in the jurisdictions in which we operate, as well as our international and cross-border operations, our financial condition and results of operations. The U.S. administration under President Donald Trump has advocated greater restrictions on trade generally and significant increases on tariffs on certain goods imported into the United States, particularly from China and has recently taken steps toward restricting trade in certain goods. For example, on September 17, 2018, President Trump announced his decision to impose a 10% tariff on the third list of US$200 billion in imports from China to the U.S. effective September 24, 2018. The 10% tariff was scheduled to increase to 25% on January 1, 2019. However, the U.S. government has agreed to postpone this increase until March 2019 to allow the U.S. and Chinese governments time to negotiate an agreement on tariffs. On March 5, 2019, the U.S. government officially postponed the date on which the tariff will increase from 10% to 25%, and stated that the tariff will remain at 10% until further notice. It is uncertain whether the tariff will increase to 25% or whether other tariffs will be imposed in the near future. These tariffs are in addition to two earlier rounds of tariffs implemented against Chinese products on June 6, 2018 and August 16, 2018 that amount to tariffs on US$50 billion of Chinese products imported into the U.S.

Changes to U.S. laws or policies (as described above or otherwise) may impact the supply chain strategies of, as well as the pace of outsourcing by, U.S. customers in the future, including the possibility of such customers’ insourcing programs that were previously outsourced. This could have an adverse impact on our export to U.S. customers. In addition, China and other countries have retaliated in response to new trade policies, treaties and tariffs implemented by the United States. For example, in response to the United States’ tariff plan on steel and aluminium, China announced planned tariffs on various goods imported from the United States, including a 15% tariff on U.S. steel pipes, fresh fruit and wine, and a 25% tariff on pork and recycled aluminium. Further, China has announced plans to introduce tariffs on goods imported from the United States in response to the additional U.S. tariffs of June 15, 2018. Such policy retaliations could ultimately result in further trade policy responses by the United States and other countries, and result in an escalation leading to a trade war, which would have an adverse effect on manufacturing levels, trade levels and industries, including logistics, retail sales and other businesses and services that rely on trade, commerce and manufacturing. Any such escalation in trade tensions or a trade war, or news and rumors of the escalation of a potential trade war, could have a material and adverse effect on our business, results of operations and trading price of our common stock.

The share price of our Common Stock is volatile, and may be influenced by numerous factors, some of which are beyond our control.

There is currently only a limited public market for our Common Stock, which is listed on the OTCQB Market, and there can be no assurance that a trading market will develop further or be maintained for our Common Stock in the future. The trading price of our Common Stock is likely to be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

●	the new drug candidates we acquire for commercialization;

●	the product candidates we seek to pursue, and our ability to obtain rights to develop those product candidates;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	actual or anticipated adverse results or delays in our pre-clinical studies and clinical trials;

●	our failure to get any of our new drug candidates approved;

●	unanticipated serious safety and environmental concerns related to the use and research activities of any of our new drug candidates;

●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

●	conditions or trends in the healthcare, biotechnology and pharmaceutical industries;

●	introduction of new products offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to maintain an adequate rate of growth and manage such growth;

●	issuances of debt or equity securities by us;

●	sales of our securities by us or our stockholders in the future, or the perception that such sales could occur;

●	trading volume of our Common Stock;

●	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

●	general political and economic conditions in U.S. and other countries and territories where we conduct our business;

●	effects of natural or man-made catastrophic events; and

●	adverse regulatory decisions;

●	additions or departures of key scientific or management personnel;

●	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

●	disputes or other developments relating to patents and other proprietary rights and our ability to obtain protection for our products;

●	our dependence on third parties, including CROs and scientific and medical advisors;

●	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

●	actual or anticipated variations in quarterly operating results;

●	failure to meet or exceed the estimates and projections of the investment community;

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the stocks of small-cap healthcare, biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our Common Stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

Any trading market for our Common Stock that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading prices for our Common Stock could be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our stock price and any trading volume to decline.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plan or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, including issuance of equity securities pursuant to any future stock incentive plan to our officers, directors, employees and non-employee consultants for their services to us, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Common Stock. Further, any future sales of our Common Stock by us or resales of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

The elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

ABVC Bylaws eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our Bylaws provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

Our Common Stock may be subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our Common Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s Common Stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

Our Subsidiary BioLite has its laboratories located in Hsinchu Biomedical Science Park, with an address of 20, Sec. 2, Shengyi Rd., 2nd Floor, Zhubei City, Hsinchu County 302, Taiwan (R.O.C.). On January 1, 2015, BioLite Taiwan entered into a lease agreement with the National Science Park Administrative Office (Hsinchu City)  under which it rents two dormitory buildings in Hsinchu City, Taiwan for a period of five years. The rent increases by a small percentage each year during the term of the lease agreement. During the fiscal years of 2019 and 2018, BioLite paid approximately $64,901 and $61,845, respectively for the rent.  In addition, BioLite leases four spaces as its laboratories in Hsinchu City, Taiwan. BioLite Taiwan and the National Science Park Administrative Office (Hsinchu City) entered into four five-year term leases which commenced respectively on May 12, 2014, January 1, 2015, January 1, 2016 and January 1, 2016.  The aggregate leasing area amounts to approximately 36,425 square meters (equivalent to approximately 392,075 square feet), of which BioLite Taiwan leased 678 square meters (equivalent to approximately 7,298 square feet) on the second floor of the building. The leased space counts for approximately 1.9% of the total space of the building. In the fiscal year of 2019 and 2018, BioLite incurred rental expenses relating the laboratory spaces in the amount of approximately $9,000 per month.  BioLite paid $9,486 and $37,592 for the years ended December 31, 2019 and 2018, respectively.

Another of our Subsidiary BioKey is headquartered in Fremont, California. BioKey’s office lease will end on February 28, 2021 and the office occupies approximately 28,186 square feet.  BioKey’s space consists of offices, research and production laboratories, and manufacturing facilities. BioKey has an option to extend the lease for its offices in Fremont a period of five years commencing February 28, 2021, and BioKey may exercise this option for 5 more years. The total BioKey’s rental expenses were $275,638 and $271,642 for the years ended December 31, 2019 and 2018, respectively.

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

Quarter Ended	High Bid*	Low Bid*

3/31/19	37.80	26.10
6/30/19	27.00	11.95
9/30/19	13.00	5.12
12/31/19	7.18	2.00
3/31/20	5.05	1.80

3/31/18	36.00	36.00
6/30/18	36.00	34.02
9/30/18	36.00	29.70
12/31/18	36.00	27.00

* as adjusted for the 1-for-18 reverse stock split effective on May 8, 2019.

b) Holders.  As of May 11, we had approximately 660 shareholders of record of our common stock.

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

e) Performance graph.  Not applicable.

f) Sale of unregistered securities.

Except that disclosed in the Company’s quarterly reports filed with the SEC during the fiscal year of 2019, we have sold of unregistered securities during the fiscal years of 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the twelve months ended December 31, 2019, the Company generated $701,719 in revenue, mainly from the CDMO business unit.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2019 and 2018, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2019 and 2018, the Company has not earned the royalty under the BHK Collaborative Agreements.

Co-Development Agreement with Rgene Corporation

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 8 of our Consolidated Financial Statements included in Form 10-K). Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize certain products that are included in the Sixth Product as defined in the Addendum. Under the terms of the Co-Dev Agreement, Rgene should pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. Besides of $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development cost shall be equally shared by both BriVision and Rgene.

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

Collaborative Agreement with BioFirst Corporation

On July 24, 2017, American BriVision Corporation entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of Yuangene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 8 of our Consolidated Financial Statements included in Form 10-K).

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

On June 30, 2019, we entered into a stock purchase agreement with BioFirst, pursuant to which BioFirst shall convert its right to receive $3,000,000 in connection with the BioFirst Collaborative Agreement to the right to receive 428,571 shares of the Company’s common stock. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 was fully expensed as research and development expense during the year ended September 30, 2017.

On August 5, 2019, we entered into a stock purchase agreement with BioFirst, pursuant to which, the Company issued 414,702 shares of the Company’s common stock to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst in connection with a payment that were due to related party prior to the conversion.

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

Revenue Generation

Most of our licensed products are still under development and trial stage. During the twelve months ended December 31, 2019 and 2018, we generated $701,719 and $6,956 in revenues, primarily from the CDMO business unit.

Research and Development

During the twelve months ended December 31, 2019 and 2018, we spent approximately $1,048,535 and $988,721 on research and development, respectively, which consisted primarily of research and development partners for various projects, such as Vitargus, MDD, ADHD, and etc.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2019 and 2018, the Company’s cash and cash equivalents amounted $144,295 and $226,688, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2019 and 2018, the Company’s restricted cash equivalents amounted $16,148 and $16,093 respectively.

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

Collaborative Revenues — The Company recognizes collaborative revenues generated through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company related to one or more of the following: nonrefundable upfront license fees, development and commercial milestones, partial or complete reimbursement of research and development costs, and royalties on net sales of licensed products. Each type of payments results in collaborative revenues except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. To date, the company has not received any royalty revenues. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the collaboration partners.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 and $2,613,114 for the year ended December 31, 2019 and 2018, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2019, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $15,928 and $19,486 for year ended December 31, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the year ended December 31, 2019 and 2018.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $22,314 and $28,800 for the year ended December 31, 2019 and 2018, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the year ended December 31, 2019 and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

Results of Operations — Year Ended December 31, 2019 Compared to Year Ended December 31, 2018.

Revenues. We generated $701,719 and $6,956 in revenues for the year ended December 31, 2019 and 2018, respectively. The increase of $694,763, or approximately 9,988%, was primarily due to the incremental revenue contributed by our CDMO business unit.

Operating Expenses.  Our operating expenses were $4,140,360 in the year ended December 31, 2019 as compared to $2,606,239 in the year ended December 31, 2018. Our total operating expenses increased by $1,534,121 during the year ended December 31, 2019 from 2018. Such increase in operating expenses was mainly attributed to the increase in selling, general and administrative expenses by $1,480,775 mainly due to the increase in professional service fees that relates to company’s up-list and general expenses that occurred for our new business unit of CDMO.

Other Income (expense).  The other expenses was ($551,503) in the year ended December 31, 2019 as compared to ($3,645,064) in the year ended December 31, 2018. The decrease of $3,093,561, or approximately 85%, was primarily due to no additional investment / impairment loss and additional income from the milestone achievement regarding our MDD project, which is sponsored by Taiwan’s Government.

Net Loss. The net loss was $3,933,240 for the year ended December 31, 2019 compared to $6,064,530 for the year ended December 31, 2018. The Company’s net loss decreased by $2,131,290 or approximately 35% during the twelve month period ended December 31, 2019 from 2018.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2019 ($)	As of December 31, 2018 ($)

Current Assets	878,238	566,476
Current Liabilities	6,814,193	10,987,786
Working Capital (deficit)	(5,935,955)	(10,421,310)

Cash Flow from Operating Activities

During the year ended December 31, 2019 and 2018, the net cash used in operating activities were ($3,134,526) and ($900,531), respectively. The decrease in the amount of $2,233,995 was primarily due to the net loss with increase in accounts receivables and increase in due from related parties, partially offset by the stock based compensation for nonemployees and increased in accrued expenses and other liabilities during the year ended December 31, 2019.

Cash Flow from Investing Activities

During the year ended December 31, 2019 and 2018, the net cash used in investing activities was ($35,297) and the net cash generated was ($156,372), respectively. The increase in the amount of $121,075 was primarily due to there was no proceeds from sales of investment in equity securities during the year ended December 31, 2019.

Cash Flow from Financing Activities

During the year ended December 31, 2019 and 2018, the net cash provided by financing activities were $3,087,489 and $896,864, respectively. The net cash provided by financing activities increased by $2,190,625 during the compared periods because we obtained more funding through short-term bank loans and convertible notes during the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Audit ● Tax ● Consulting ● Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American BriVision (Holding) Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American BriVision (Holding) Corporation and subsidiaries (collectively “the Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity(deficit), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with the U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 14 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

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

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2019.
Diamond Bar, California
May 14, 2020

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. Suite 206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$144,295	$226,688
Restricted cash and cash equivalents	16,148	16,093
Accounts receivable, net	163,566	-
Accounts receivable - related parties, net	143,278	-
Other receivable	-	39,005
Due from related parties	333,682	59,477
Inventory	-	1,318
Prepaid expense and other current assets	77,269	223,895
Total Current Assets	878,238	566,476

Property and equipment, net	520,930	510,066
Operating lease right-of-use assets	524,445	-
Goodwill, net	-	-
Long-term investments	3,364,619	3,488,169
Deferred tax assets	1,460,033	1,347,995
Prepaid expenses – noncurrent	135,443	-
Security deposits	44,103	27,418
Total Assets	$6,927,811	$5,940,124

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	23,995	-
Short-term bank loans	1,918,500	899,250
Long-term bank loans - current portion	13,403	39,835
Notes payable	100,200	510,447
Accrued expenses and other current liabilities	2,007,573	1,243,158
Advance from customers	13,085	-
Operating lease liabilities – current portion	304,248	-
Due to related parties	425,689	7,745,096
Convertible notes payable – current portion	820,000	300,000
Convertible notes payable - related parties, current portion	1,187,500	250,000
Total Current Liabilities	6,814,193	10,987,786

Long-term bank loan	-	15,257
Tenant security deposit	2,880	-
Operating lease liabilities – noncurrent portion	235,555	-
Convertible notes payable – related parties	-	250,000
Accrued interest	-	27,467
Total Liabilities	7,052,628	11,280,510

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 authorized, 19,478,168 and 11,884,804 issued and outstanding	19,478	11,885
Additional paid-in capital	28,180,348	14,983,714
Stock subscription receivable	(4,063,320)	-
Accumulated deficit	(15,851,223)	(12,209,446)
Other comprehensive income	663,753	655,851
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ deficit	(150,964)	(5,657,996)
Noncontrolling interest	26,147	317,610
Total Equity (Deficit)	(124,817)	(5,340,386)

Total Liabilities and Equity (Deficit)	$6,927,811	$5,940,124

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018

Revenues	$701,719	$6,956

Cost of revenues	20,137	185,280

Gross profit	681,582	(178,324)

Operating expenses
Selling, general and administrative expenses	3,069,493	1,588,718
Research and development expenses	1,048,553	988,721
Stock based compensation	22,314	28,800
Total operating expenses	4,140,360	2,606,239

Loss from operations	(3,458,778)	(2,784,563)

Other income (expense)
Interest income	23,344	5,212
Interest expense	(482,014)	(462,751)
Rental income	19,487	11,924
Rental income – related parties	4,400
Impairment loss	-	(2,613,114)
Investment loss	-	(395,476)
Gain/Loss on foreign exchange changes	407	7,307
Gain/Loss on investment in equity securities	(210,086)	(193,012)
Other income (expense)	92,959	(5,154)
Total other expenses	(551,503)	(3,645,064)

Loss before provision income tax	(4,010,281)	(6,429,627)

Provision for income tax	(77,041)	(365,097)

Net loss	(3,933,240)	(6,064,530)

Net loss attributable to noncontrolling interests	(291,464)	(489,151)

Net loss attributed to ABVC and subsidiaries	(3,641,776)	(5,575,379)
Foreign currency translation adjustment	7,902	(87,912)
Comprehensive Loss	$(3,633,874)	$(5,663,291)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.21)	$(0.48)

Weighted average number of common shares outstanding:
Basic and diluted	17,498,543	11,607,103

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock						Treasury Stock
	Number of shares	Amounts	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balance at December 31, 2017	11,874,814	$11,875	-	$14,874,924	$(6,634,067)	$743,763	(275,347)	$(9,100,000)	$806,761	$703,256
Issuance of common shares	9,990	10	-	79,990	-	-		-	-	80,000
Stock based compensation	-	-	-	28,800	-	-		-	-	28,800
Net loss for the period	-	-	-	-	(5,575,379)	-		-	(489,151)	(6,064,530)
Cumulative transaction adjustments	-	-	-	-	-	(87,912)		-	-	(87,912)
Balance at December 31, 2018	11,884,804	11,885	-	14,983,714	(12,209,446)	655,851	(275,347)	(9,100,000)	317,610	(5,340,386)
Issuance of common shares	7,592,700	7,593	(4,063,320)	13,174,320	-	-		-	-	9,118,593
Stock based compensation				22,314						22,314
Net loss for the period	-	-	-	-	(3,641,777)	-		-	(291,463)	(3,933,240)
Cumulative transaction adjustments	-	-	-	-	-	7,902		-	-	7,902
Balance at December 31, 2019	19,478,168	19,478	(4,063,320)	28,180,348	(15,851,223)	663,753	(275,347)	(9,100,000)	26,147	(124,817)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Cash flows from operating activities
Net loss from continuing operations	$(3,933,240)	$(6,064,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,086	43,610
Allowance for inventory valuation and obsolescence loss	-	$180,387
Stock based compensation for nonemployees	22,314	28,800
Loss on disposal of investment	-	396,025
Loss on investment in equity securities	210,086	2,805,577
Other non-cash income and expenses	(5,747)	-
Deferred tax	(80,692)	(366,947)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(120,739)	3,420
Decrease (increase) in prepaid expenses and deposits	(27,617)	(136)
Decrease (increase) in due from related parties	(282,092)	7,807
Decrease (increase) in inventory	1,306	14,798
Increase (decrease) in accounts payable	50,244	(98,350)
Increase (decrease) in notes payable	(4,861)	-
Increase (decrease) in accrued expenses and other current liabilities	801,434	506,929
Increase (decrease) in advanced from others	1,909	287,755
Increase (decrease) in due to related parties	178,083	1,354,324
Net cash used in operating activities	(3,134,526)	(900,531)

Cash flows from investing activities
Proceeds from sale of investment	-	(156,372)
Loan to affiliates	(17,496)	-
Long-term equity investment	(17,801)	-
Net cash used in investing activities	(35,297)	(156,372)

Cash flows from financing activities
Issuance of common stock for acquisition	531,147	-
Issuance of common shares for stock-based compensation	552,962	-
Proceeds from short-term bank loan	1,000,000	-
Proceeds from convertible notes	1,207,500	800,000
Proceeds from short-term borrowing from third parties	657,466	181,272
Borrowings from related parties	-	211,020
Repayment of borrowings from related parties	(820,000)	(257,000)
Repayment of long-term bank loans	(41,586)	(38,428)
Net cash provided by financing activities	3,087,489	896,864

Effect of exchange rate changes on cash and cash equivalents	(4)	(4,016)

Net decrease in cash and cash equivalents	(82,338)	(164,055)

Cash and cash equivalents
Beginning	242,781	406,836
Ending	$160,443	$242,781

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$167,126	$210,536
Income taxes paid	$2,050	$1,850

Non-cash financing and investing activities
Common shares issued for employees and consultants	$325,740	$80,000
Capital contribution from related parties under common control	$7,872,340	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2019 and 2018, the Company’s cash and cash equivalents amounted $144,295 and $226,688, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2019 and 2018, the Company’s restricted cash equivalents amounted $16,148 and $16,093 respectively.

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

Collaborative Revenues — The Company recognizes collaborative revenues generated through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company related to one or more of the following: nonrefundable upfront license fees, development and commercial milestones, partial or complete reimbursement of research and development costs, and royalties on net sales of licensed products. Each type of payments results in collaborative revenues except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. To date, the company has not received any royalty revenues. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the collaboration partners.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 and $2,613,114 for the year ended December 31, 2019 and 2018, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2019, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $15,928 and $19,486 for year ended December 31, 2019 and 2018, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the year ended December 31, 2019 and 2018.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $22,314 and $28,800 for the year ended December 31, 2019 and 2018, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the year ended December 31, 2019 and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

3. CHANGE IN GOING CONCERN UNCERTAINTY

In connection with preparing financial statements for the year ended December 31, 2018, the Company evaluated the relevant conditions and events such as recurring losses from operations and a working capital deficit, and concluded there were substantial doubt about the company’s ability to continue as a going concern. For the year ended December 31, 2019, the Company determined that substantial doubt about the Company’s ability to continue as a going concern no longer exists. In May 2020, the Company received capital contributions of approximately $1,602,040 in cash from private placements, and the management also agreed to defer salary payments of next twelve months in the amount of $920,000 and previously unpaid salaries of approximately $645,000 to May 2021. In April 2020, convertible notes payable including principal and accrued interest in the aggregate amount of approximately $1,456,780 were converted to common stock, and the note holders and related parties for loans in the aggregate amount of approximately $367,000 agreed not to claim for the repayment of the loans before May 2021. The Company believes it will be able to meet its obligations as they become due within one year after the date that these financial statements are issued. Those factors have resolved the relevant conditions and events that raised substantial doubt about the entity’s ability to continue as a going concern.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2019 and 2018, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2019 and 2018, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On August 5, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation (“BioFirst”). Pursuant to the Purchase Agreement, the Company issued 414,702 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst (the “Total Payment”) in connection with a payment that were due to related party prior to the conversion.

5. INVENTORY

Inventory consists of the following:

	December 31, 2019	December 31, 2018

Merchandise	$-	$1,318
Finished goods	94,727	100,736
Work-in-process	20,676	20,243
Raw materials	57,904	56,691
Allowance for inventory valuation and obsolescence loss	(173,307)	(177,670)
Inventory, net	$-	$1,318

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018

Land	$371,195	$363,416
Buildings and leasehold improvements	2,225,386	290,403
Machinery and equipment	987,234	87,356
Office equipment	178,409	21,292
	3,762,224	762,467
Less: accumulated depreciation	(3,241,294)	(252,401)
Property and equipment, net	$520,930	$510,066

Depreciation expenses were $55,086 and $43,610 for year ended December 31, 2019 and 2018, respectively.

7. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	December 31,	December 31,	Accounting
Name of related party	2019	2018	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.72%	0.72%	Cost Method
BioHopeKing Corporation	7.13%	7.13%	Cost Method
BioFirst Corporation	15.89%	15.84%	Equity Method
Rgene Corporation	31.61%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	December 31, 2019	December 31, 2018
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,367	$7,213
Genepharm Biotech Corporation	22,493	22,021
BioHopeKing Corporation	1,998,310	1,956,429
Sub total	2,028,170	1,985,663
Equity Method Investments, net
BioFirst Corporation	1,336,449	1,502,506
Rgene Corporation	-	-
Total	$3,364,619	$3,488,169

(a)	BioFirst Corporation (the “BioFirst):

The Company holds an equity interest in BioFirst Corporation, (the “BioFirst”), accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2019 and 2018, the Company owns 15.89% and 15.84% common stock shares of BioFirst, respectively.

Summarized financial information for the Company's equity method investee, BioFirst, is as follows:

Balance Sheet

	December 31, 2019	December 31, 2018

Current Assets	$1,350,701	$7,551,898
Noncurrent Assets	7,450,032	1,608,460
Current Liabilities	2,060,460	1,648,206
Noncurrent Liabilities	78,888	-
Shareholders' Equity	6,661,385	7,512,152

Statement of operation

	Year Ended December 31,
	2019	2018

Net sales	$43,975	$44,694
Gross profit	(37,160)	(35,639)
Net loss	(972,303)	(1,569,813)
Share of losses from investments accounted for using the equity method	(210,086)	(193,012)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the Company. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2019 and 2018, the Company owns 31.61% and 31.62% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	December 31, 2019	December 31, 2018

Current Assets	$82,254	$98,168
Noncurrent Assets	62,768	14,779
Current Liabilities	312,950	261,685
Noncurrent Liabilities	-	-
Shareholders’ Equity (Deficit)	(167,928)	(148,738)

Statement of operations

	Year Ended December 31,
	2019		2018

Net sales	$		$
Gross Profit
Net loss		(53,877)		(120,065)
Share of loss from investments accounted for using the equity method		-		-

(4)	Disposition of long-term investment

During the year ended December 31, 2018, the Company sold 552,000 shares of common stock of BioHopeKing Corporation (the “BHK”) at prices ranging from NT$25, equivalent $0.82, to NT$32, equivalent $1.05, to two directors of BHK and 25 individuals. As a result of the transactions, the Company recognized investment loss of $395,476 for the same period.

On October 15, 2018 and November 2, 2018, the Company subsequently purchased an aggregate of 200,000 and 366,200 shares of common stock of BHK at NT$10, equivalent to $0.33, and NT$50, equivalent $1.64, from one of directors of BHK and eleven shareholders of BHK, respectively. The percentage of ownership accordingly increased to 7.13% as of December 31, 2019 and 2018.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Year Ended December 31,
	2019	2018

Share of equity method investee losses	$(210,086)	$(193,012)
Impairments		-
Total losses on equity investments	$(210,086)	$(193,012)

8. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note as of December 31, 2019 and 2018. On January 21, 2020, Yu and Wei entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Yu and Wei” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Yu and Wei”. The aggregate principal amount plus accrued interest expenses are $354,722, and the Company agreed to issue to the Holders an aggregate of 192,784 shares of the Company’s common stock, and warrants to purchase 192,784 shares of the Company’s common stock.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note as of December 31, 2019 and 2018. On January 21, 2020, Keypoint entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Keypoint” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Keypoint”. The aggregate principal amount plus accrued interest expenses are $292,826, and the Company agreed to issue to the Holders an aggregate of 159,145 shares of the Company’s common stock, and warrants to purchase 159,145 shares of the Company’s common stock.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory notes (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira. (“Odaira”), pursuant to which the Company received $250,000. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaria Note as of December 31, 2019. On January 21, 2020, Odiara entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Odaira” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Odaira”. The aggregate principal amount plus accrued interest expenses are $284,036, and the Company agreed to issue to the Holders an aggregate of 154,368 shares of the Company’s common stock, and warrants to purchase 154,368 shares of the Company’s common stock.

On May 30 and July 10, 2019, the Company issued two (2) twelve-month term unsecured convertible promissory notes (the “KSL Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “KSL”), pursuant to which the Company received $160,000 and $90,000, respectively. The KSL Note bears interest at 20% per annum. The Company shall pay to the KSL an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KSL Note, which is on May 29, 2020 and July 9, 2020,. At any time from the date hereof until this KSL Note has been satisfied, the KSL may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KSL Note. On May 13, 2020, the company has received an acknowledgement letter from KSL that they will not claim the repayment of loan for 12 month.

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note as of December 31, 2019.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note as of December 31, 2019. On April 5, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses are $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 126,530 shares of Common Stock.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note as of December 31, 2019. On April 5, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses are $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 162,908 shares of Common Stock.

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hawlin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020 , and the company has not received any indication from NEA that it wants to claim the repayment of loan for 12 month. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note as of December 31, 2019.

As of December 31, 2019 and 2018, the aggregate carrying values of the convertible debentures were $2,007,500 and $800,000, respectively; and accrued convertible interest was $181,852 and $27,467, respectively.

Total interest expenses in connection with the above convertible notes payable were $145,514 and $27,467 for the year ended December 31, 2019 and 2018, respectively.

9. BANK LOANS

(1)	Short-term bank loan consists of the following:

	December 31,	December 31,
	2019	2018
Cathay United Bank	$250,500	$245,250
CTBC Bank	668,000	654,000
Cathay Bank	1,000,000	-
Total	$1,918,500	$899,250

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $250,500. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $250,500. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $250,500 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $250,500 for one year, which is due on September 6, 2020. As of December 31, 2019 and 2018, the effective interest rates per annum were 2.22%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $5,395 and $5,073 for the year ended December 31, 2019 and 2018, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $322,000, and NT$10,000,000, equivalent to $322,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $668,000 for 6 months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $668,000 for 6 months, which is due on July 19, 2020. The loan balances bear interest at a fixed rate of 1.63% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan is also personal guaranteed by the Company’s chairman and BioFirst.

Interest expenses were $10,563 and $10,919 for the year ended December 31, 2019 and 2018, respectively.

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

In addition, on January 8, 2019, each of the Company and BriVision, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BriVision (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for 7 months, which is due on October 31, 2020. On March 31, 2020, the Company extended the Loan Agreement with the same term for 7 months, which is due on October 31, 2020.

Interest expenses were $59,586 and $0 for the year ended December 31, 2019 and 2018, respectively.

(2)	Long-term bank loan consists of the following:

	December 31,	December 31,
	2019	2018
Cathay United Bank	$13,403	$55,092
Less: current portion of long-term bank loan	(13,403)	(39,835)
Total	$-	$15,257

On April 30, 2010, BioLite Taiwan entered a seven-year bank loan of NT$8,900,000, equivalent to $288,360, with Cathay United Bank. The term started April 30, 2010 with maturity date at April 30, 2017. On April 30, 2017, BioLite Taiwan extended the original loan agreement for additional three years with the new maturity date at April 30, 2020. The loan balance bears interest at a floating rate of prime rate plus variable rates from 0.77% to 1.17%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. As of December 31, 2019 and 2018, the actual interest rates per annum were 2.24%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $859 and $1,719 for the year ended December 31, 2019 and 2018, respectively.

10. NOTES PAYABLE

On December 27, 2018, BioLite Taiwan issued a promissory note of NT$450,000, equivalent to $14,715, to Taipei Veterans General Hospital to repay the clinical experiment costs. The note has been paid in full on January 2, 2019.

On March 27, 2018, BioLite Taiwan and two individuals entered into a promissory note, (the “Hsu and Chow Promissory Note”), for borrowing an aggregate amount of NT$4,660,000, equivalent to $155,800, for the period from March 27, 2018 to June 26, 2018. On September 26, 2018, BioLite Taiwan extended the original loan agreement through December 26, 2018. On September 26, 2019, BioLite Taiwan renewed and amended the contract with the “Hsu” only and extend the maturity date to December 26, 2019. The principal of the Hsu new Promissory Note bears interest at 13.6224% per annum. This Note was secured by common stock shares of ABVC and was also personal guaranteed by the Chairman of BioLite Taiwan. Interest expense was $20,769 and $17,499 for the year ended December 31, 2019 and 2018, respectively.

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $100,200, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. Interest expense was $11,778 and $0 for the year ended December 31, 2019 and 2018, respectively.

As of December 31, 2018, BioLite Taiwan also entered various unsecured loan agreement bearing interest at fixed rates at 12% per annum in aggregate of NT$10,500,000, equivalent to $339,932, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. Interest expense was $27,728 for the year ended December 31, 2018.

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

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.

Accounts receivable – related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2019	2018
GenePharm Inc.	$142,225	$-
Rgene	1,053
Total	$143,278	$-

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2019	2018
Rgene	$36,332	$19,477
AsiaGene	3,578	-
BioFirst	137,151	-
BioFirst (Australia)	40,000	40,000
BioHopeKing Corporation	115,946	-
LBG USA	675	-
Total	$333,682	$59,477

(1)	As of December 31, 2019 and 2018, the Company has advanced an aggregate amount of $29,194 and $13,719 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. As of December 31, 2019 and 2018, the accrued interest was $7,138 and $5,758, respectively.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,343, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. As of December 31, 2019, the accrued interest was $235.

(3)	On July 12, 2019, the Company had an aggregate amount of loan with BioFirst of $150,000 to meet its working capital needs, pursuant to which the interest bears at 12% per annum. The company paid back $21,317 in 2019. The remaining loan balance was $128,683 as of December 31, 2019. This loan is matured on July 11, 2020 and bears interest at 1% per month (or equivalent to 12% per annum). As of December 31, 2019, the accrued interest was $8,468.

(4)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand. As of December 31, 2019 and December 31, 2018, the outstanding loan balance were $40,000.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”), pursuant to which it is collaborative with BHK to develop and commercialize BLI-1401-2 (Botanical Drug) Triple Negative Breast Cancer (TNBC) Combination Therapy (BLI-1401-2 Products) in Asian countries excluding Japan for all related intellectual property rights, and has developed it for medicinal use in collaboration with outside researchers. The development costs shall be shared 50/50 between BHK and the Company. The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2019 and 2018, the other receivable from related parties was $115,946 and $0, respectively.

(6)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2019 and 2018, the outstanding advance balance was $675 and $0, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2019	2018
Lion Arts Promotion Inc	$-	$65,495
LionGene Corporation	10,275	458,348
BioFirst Corporation	24,182	6,428,643
AsiaGene	24,017	160,000
YuanGene	9,205	92,690
The Jiangs	40,031	539,920
Kimho	21,500	-
Euro Asia	12,000	-
Due to shareholders	284,479	-
Total	$425,689	$7,745,096

(1)	In September, 2018, BioLite Taiwan has borrowed an aggregate amount of NT$2,950,000, equivalent to $94,990, from LION ARTS for working capital purpose. These loans bear interest at fixed rates at 12% per annum with various maturity dates through April 14, 2020. On August 1, 2019, the Company entered into a Conversion Agreements to convert all of the remaining balance of $97,864 to 13,981 shares of the Company’s common stock at a conversion price of $7.00 per share.

(2)	In November 2018, BioLite Taiwan has borrowed an aggregate amount of NT$13,295,000, equivalent to $430,817 from LionGene for working capital purpose. The advances bear 0% interest rate and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreements to convert the all of remaining balance of $428,099, to 61,157 shares of the Company’s common stock at a conversion price of $7.00 per share.

On October 15, 2019, LionGene has advanced funds to the Company for working capital purpose in an aggregate amount of NTD $300,000, equivalent to $10,020, The advances bear 1% interest rate and as of December 31, 2019, the accrued interest rate is $255.

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

During the year ended December 31, 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2019, the aggregate amount of outstanding balance and accrued interest is $24,182.

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

Since 2018, AsiaGene has advanced the Company an aggregate amount of $24,017 for working capital purpose. This advance bears 0% interest rate.

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

Since 2018, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate.

(6)	Since 2018, Mr. Tsung-Shann Jiang, Mr. Chang-Jen Jiang, Ms. Shu-Ling Jiang, and Ms. Mei-Ling Jiang have entered into various loans with the Company for working capital purpose in an aggregate amount of $795,340. These loans bear interest at 12% per annum and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $837,726 to 119,675 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2018, the Jiangs have also advanced funds to the Company for working capital purpose in an aggregate amount of $353,050. The advances bear 0% interest rate and are due on demand. On August 4, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $353,050 to 50,436 shares of the Company’s common stock at a conversion price of $7.00 per share.

As of December 31, 2019, the Jiangs has advanced an aggregate amount of $40,031, to the Company for working capital purpose. The advances bear 0% interest rate.

(7)	On July 2, 2019, the Company entered into an agreement with Kimho, starting from September 2019 with a fixed monthly retainer of $7,500 before the IPO and the amount will be increased to $13,000 after IPO. As of December 31, 2019 and 2018, the outstanding services charge was $21,500 and $0, respectively.

(8)	As of December 31, 2019 and 2018, Euro Asia has advanced of $12,000 and $0, respectively, to the Company for working capital purpose. The advances bear 0% interest rate.

(9)	During the year ended December 31, 2019, for working capital purpose, the Company entered into several agreements with our shareholders. The advances bear interest from 12% to 13.6224% per annum. As of December 31, 2019 and 2018, the aggregate amount of outstanding advance balance and accrued interest was $284,479 and $0, respectively.

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

As stated in Note 10, in August 2019, the Company entered into several Conversion Agreements to all creditors that are listed under below table of “due to related parties” in consideration for a total of $4,872,340 owed by the Company to various creditors based on outstanding loan agreements. Under the Conversion Agreements, creditor agrees to convert the amount of debt into the Company’s common stock at a price of $7.00 per share.

	Amount of Debt Converted	Number of Shares Issued

Lion Arts Promotion Inc	$97,864	13,981
LionGene Corporation	428,099	61,157
BioFirst Corporation	2,902,911	414,702
AsiaGene Corporation	160,000	22,858
YuanGene Corporation	92,690	13,242
The Jiangs	1,190,776	170,111
Total	$4,872,340	696,051

13. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year ended December 31, 2019 and 2018.

	For the Year Ended
	December 31, 2019	December 31, 2018
Numerator:
Net loss attributable to ABVC’s common stockholders	$(3,641,776)	$(5,575,379)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	17,498,543	11,607,103
Weighted-average shares outstanding - Diluted	17,498,543	11,607,103

Loss per share
-Basic	$(0.21)	$(0.48)
-Diluted	$(0.21)	$(0.48)

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

The adoption of ASC 842 had a substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $577,830 and operating lease liabilities of $598,937 comprised of $301,105 of current operating lease liabilities and $297,832 of non-current operating lease liabilities on the consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 also resulted in a cumulative-effect adjustment of $(21,107) to the opening balance of accumulated deficit.

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

December, 2019
ASSETS
Operating lease right-of-use assets	$524,445

LIABILITIES
Operating lease liabilities (current)	304,248
Operating lease liabilities (noncurrent)	$235,555

Supplemental Information

The table below presents supplemental information related to operating leases during the year ended December 31, 2019.

Cash paid for amounts included in the measurement of operating lease liabilities	$301,437
Weighted average remaining lease term	3.08 years
Weighted average discount rate	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases

2020	$309,330
2021	92,614
2022	50,307
2023	50,307
2024	50,307
Total future minimum lease payments, undiscounted	552,865
Less: Imputed interest	13,062
Present value of future minimum lease payments	$539,803

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

16. SUBSEQUENT EVENTS

On March 12, 2020, the board of directors of the Company approved and adopted an amendment to the Company’s Articles of Incorporation (the “Amendment”), to increase the authorized shares of the common stock, par value $0.001 per share, from 20,000,000 to 100,000,000, such that, after including the previously authorized 20,000,000 shares of preferred stock, par value $0.001 per share, the aggregate number of shares of stock that the Company has authority to issue is 120,000,000 shares. On April 2, 2020, the Certificates of Amendment (the “Certificates of Amendment”) to effectuate the Amendment to became effective after the Certificate of Amendment being filed with the Secretary of State of the State of Nevada.

On January 21, 2020, the Company entered into three note agreements with existing note investors who executed the agreements in 2018. These three investors are Guoliang Yu and Yingfei Wei Family Trust, Keypoint Technology Ltd., and Yoshinobu Odaira. The new agreements bear the same term as other notes investors who executed the contract in 2019. On April 5, 2020, the “Company entered into exchange agreements. Pursuant to the Exchange Agreements, the Holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $931,584, and the Company agreed to issue to the Holders an aggregate of 506,297 shares of the Company’s common stock, and warrants to purchase 506,297 shares of the Company’s common stock.

On April 20, 2020, the Company entered into certain exchange agreements separately with Kuo, Li Shen, Chang, Ping Shan, Lin, Shan Tyan, and Liu, Ching Hsuan in connection with the convertible promissory notes issued by the Company on August 28 and September 4, 2019. Pursuant to the Exchange Agreements, the Holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $515,196, and the Company agreed to issue to the Holders an aggregate of 289,438 shares of the Company’s common stock, and warrants to purchase 289,438 shares of the Company’s common stock.

In May 2020, the Company received capital contributions of approximately $1,602,040 in cash from 40 investors through private placements with the term of $2.25 per share and a free warrant attaches with each Common stock that was purchased. The exercise price of the warrant will be at $6 dollars with a mandatory redamation at $9 dollars.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2019 because we lack effective monitoring of financial controls and lack segregation of duties in financial reporting due to the small size of our financial staff (one person).

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during year ended December 31, 2019.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of the date of this annual report, the name, age, and position of each executive officer and director and the term of office of each such person.

Set forth below is certain biographical information regarding each of our directors and officers as of the date of this annual report.

Name	Age	Title
Eugene Jiang	32	Chairman of the Board
Chihliang An	38	Chief Financial Officer (“CFO”)
Dr. Tsang Ming Jiang	58	Director
Dr. Ming-Fong Wu	43	Independent Director
Norimi Sakamoto	48	Independent Director
Yen-Hsin Chou	30	Independent Director
Dr. Tsung-Shann (T.S.) Jiang	65	Chief Strategy Officer and Director
Dr. Chang-Jen Jiang	63	Director
Dr. Shin-Yu Miao	56	Independent Director
Yoshinobu Odaira	71	Independent Director
Shih-Chen Tzeng	62	Independent Director
Dr. Hwalin Lee	84	Director
Dr. Howard Doong	61	Chief Executive Officer (“CEO”)
Dr. Chi-Hsin (Richard) King	70	Chief Scientific Officer (“CSO”)

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

Dr. Howard Doong, Ph. D. and M.D., CEO, was appointed as the Company’s new CEO on September 15, 2017. In addition to the position at the Company, Dr. Doong also serves as the CEO and Chief Scientific Officer (“CSO”) of LifeCode Biotechnology Company (“LifeCode”), a Taiwan company in the biotechnology business, since 2017. At the same time, he also serves as the CSO of Wuhan Frasergen Genomic Medicine Company (“Wuhan Frasergen Genomic”), a Chinese company in the biotechnology business, since 2016. He served as the CSO of Cold Spring Biotech Corporation, a Taiwan corporation in the biotechnology business from 2014 to 2016. He served as the CEO of iKnowledge-Care Bioscience Corp, a Taiwan company in the biotechnology business from 2014 to 2015. He served as the director of Taipei Veteran General Hospital-LihPao Laboratory of Cancer Genomic Medicine from 2012 to 2013. He served as the Vice President and director of Quality Assurance, TrimGen Corporation, a Maryland corporation in the biotechnology business from 2009 to 2011. Dr. Doong received his Ph.D. degree from University of Chicago, the Department of Organismal Biology and Anatomy and the Department of Surgery. He received his M.D and Ph.D. degree from Harvard-MIT Division of Health Sciences and Technology. He received his M.S. degree from the University of New Hampshire, Genetics Program and B.S. degree from Fu-Jen Catholic University, Taiwan, Department of Biology.

Mr. Chihliang An, 38 years old, was the Managing Director of Investment Team at Yinyai Investment (Hong Kong) since September 2018 to June 2019. Prior to that, Mr. An served as a Senior Director of Sales and Operations at Goertek (USA) from March 2017 to August 2018 and a Director of Finance at BioKey, Inc., which is a wholly-owned subsidiary of the Company now, from March 2015 to February 2017. Mr. Chihliang An received a Bachelor of Art degree in Statistics from Tamkang University in Taiwan in 2003 and an MBA in Finance from University of Kentucky in 2007.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Doong (1)	2019	200,000							200,000
	2018	100,000	-	-	-	-	-	-	100,000
	2017	33,333	-	-	-	-	-	-	33,333

Chun Mu Hung (2)	2018	14,434	-	-	-	-	-	-	14,434
	2017	13,333	-	-	-	-	-	-	13,333

Eugene Jiang (3)	2018	60,000	-	-	-	-	-	-	60,000
	2017	60,000	-	-	-	-	-	-	60,000

Kira Huang (4)	2018	-	-	-	-	-	-	-	-
	2017	40,500	-	-	-	-	-	-	40,500

Chihliang An (5)	2019	200,000							200,000

Tsung-Shann Jiang (6)	2019	200,000							200,000

Richard Chi-Hsin King (7)	2019	200,000							200,000
	2018	100,000							100,000
	2017	50,000							50,000

(1)	Dr. Doong was appointed as the CEO on September 15, 2017.

(2)	Mr. Hung was appointed as the CFO, Secretary and Treasury on September 15, 2017 and resigned as the CFO, Secretary and Treasurer on May 4, 2018.

(3)	Mr. Jiang resigned as the CEO and President of the Company on September 15, 2017. On September 1, 2019, Mr. Jiang was appointed as the CBO.

(4)	Ms. Huang resigned as the CFO, Secretary and Treasurer of the Company on September 15, 2017.

(5)	Mr. An was appointed as the CFO on September 1, 2019.

(6)	Dr. Jiang was appointed as the CSTRO on September 1, 2019

(7)	Dr. King was appointed as the CSO on September 15, 2017

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

Stock Option Plan

We adopted an Equity Incentive Plan on February 17, 2016.

Grants of Plan-Based Awards

We did not issue 10,000 shares of common stock under the 2016 Plan during the fiscal year of 2019. An aggregate of 140,277 shares were granted to the employees pursuant to the 2016 Plan as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2019:

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

Option Exercises and Stock Vested

No options have been awarded by the Company as of December 31, 2019.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2019.

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

Employment Contracts

Dr. Howard Doong has entered into an employment agreements (“Doong Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $100,000. As of December 31, 2017, we paid Mr. Doong 20,833 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under Doong Employment Agreement, Dr. Doong is employed as our CEO and President of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary. On August 21, 2019, all of the Board members present at the Meeting, unanimously reelected Dr. Howard Doong as the Chief Executive Officer (“CEO”), which shall become effective on September 1, 2019 for a term of three years.

On August 21, 2019, all of the Board members present at the Meeting unanimously appointed Mr. Chihliang An as the Company’s Chief Financial Officer (“CFO”) effective from September 1, 2019 for a term of three years.

Mr. Chun Mu Hung has entered into an employment agreement (“Hung Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $40,000. On May 4, 2018, Mr. Hung resigned as the CFO, Secretary and Treasurer of the Company, effective immediately.

Dr. Chi-Hsin Richard King has entered into an employment agreements (“King Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $50,000. As of December 31, 2017, we paid Mr. King 10,416 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under King Employment Agreement, Dr. King is employed as the CSO of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary. On August 21, 2019, all of the Board members present at the Meeting, unanimously reelected Dr. Richard King as the Chief Scientific Officer (“CSO”), which shall become effective on September 1, 2019 for a term of three years

On August 21, 2019, all of the Board members present at the Meeting, except Eugene Jiang, appointed Mr. Eugene Jiang, the current Chairman of the Board, as the Chief Business Officer, effective since September 1, 2019 for a term of three years. Mr. Eugene Jiang excused himself from the discussion regarding his appointment as the Chief Business Officer of the Company during the Board meeting.

On August 21, 2019, all of the Board members present at the Meeting, except Dr. Tsung-Shann Jiang, reelected Dr. Tsung-Shann Jiang as the Chief Strategy Officer, effective since September 1, 2019 for a term of three years. Dr. Tsung-Shann Jiang excused himself from the discussion regarding his appointment as the Chief Strategy Officer of the Company during the Board meeting.

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 11, 2020 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of May 11, 2020, we had 19,488,168 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Howard Doong	18,404	*
Eugene Jiang (1)	36,876	*
Chihliang An	13,334	*
Chi-Hsin (Richard) King	869	*
Yen-Hsin Chou	1,012	*
Dr. Shin-Yu Miao (2)	67,845	*
Dr. Tsang-Ming Jiang (3)	10,103	*
Dr. Ming-Fong Wu	-	-
Norimi Sakamoto	-	-
Dr. Tsung-Shann Jiang (4)	11,786,196	60.5%
Dr. Chang-Jen Jiang	4,600	*
Yoshinobu Odaira	-	-
Shih-Chen Tzeng	-	-

Dr. Hwalin Lee	133,314	1.4%

All officers and directors as a group (Twelve (12) persons)	12,072,553	61.9%

*	less than 1%.

(1)	Eugene Jiang held 11,702 shares of the Company’s common stock through his ownership in BioLite, Inc., which held 2,771,441 shares of the Company’s common stock and the rest through direct ownership.

(2)	Dr. Shin-Yu Miao held 2,179 shares of the Company’s common stock through her ownership in BioFirst and the rest through direct ownership.

(3)	Dr. Tsang-Ming Jiang held 4,036 shares of common stock in the Company through his ownership in BioLite, Inc and the rest through direct ownership.

(4)	Dr. Tsung-Shann Jiang held 8,296,968 shares of common stock through his ownership in YuanGene Corporation, 617,750 shares of the Company’s common stock through AsianGene Corporation, 16,845 shares through Rgene Corporation, 193,913 shares through BioLite, Inc., 299,708 shares through BioFirst, and the rest through direct ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2019 and 2018, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2019 and 2018, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On August 5, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation (“BioFirst”). Pursuant to the Purchase Agreement, the Company issued 414,702 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst (the “Total Payment”) in connection with a payment that were due to related party prior to the conversion.

Convertible Notes

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note as of December 31, 2019 and 2018. On January 21, 2020, Yu and Wei entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Yu and Wei” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Yu and Wei”. The aggregate principal amount plus accrued interest expenses are $354,722, and the Company agreed to issue to the Holders an aggregate of 192,784 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 192,784 shares of Common Stock.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note as of December 31, 2019 and 2018. On January 21, 2020, Keypoint entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Keypoint” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Keypoint”. The aggregate principal amount plus accrued interest expenses are $292,826, and the Company agreed to issue to the Holders an aggregate of 159,145 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 159,145 shares of Common Stock.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory notes (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira. (“Odaira”), pursuant to which the Company received $250,000. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on Feb 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaria Note as of December 31, 2019. On January 21, 2020, Odiara entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Odaira” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Odaira”. The aggregate principal amount plus accrued interest expenses are $284,036, and the Company agreed to issue to the Holders an aggregate of 154,368 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 154,368 shares of Common Stock.

On May 30 and July 10, 2019, the Company issued two (2) twelve-month term unsecured convertible promissory notes (the “KSL Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “KSL”), pursuant to which the Company received $160,000 and $90,000, respectively. The KSL Note bears interest at 20% per annum. The Company shall pay to the KSL an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KSL Note, which is on May 29, 2020 and July 9, 2020,. At any time from the date hereof until this KSL Note has been satisfied, the KSL may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KSL Note. On May 13, 2020, the company has received an acknowledgement letter from KSL that they will not claim the repayment of loan for 12 month.

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note as of December 31, 2019.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note as of December 31, 2019. On April 5, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses are $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 126,530 shares of Common Stock.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note as of December 31, 2019. On April 5, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses are $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 162,908 shares of Common Stock.

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hawlin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020 , and the company has not received any indication from NEA that it wants to claim the repayment of loan for 12 month. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note as of December 31, 2019.

As of December 31, 2019 and 2018, the aggregate carrying values of the convertible debentures were $2,007,500 and $800,000, respectively; and accrued convertible interest was $181,852 and $27,467, respectively.

Total interest expenses in connection with the above convertible notes payable were $145,514 and $27,467 for the year ended December 31, 2019 and 2018, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended December 31,
	2019	2018
Audit Fees	$83,000	$27,400
Audit Related Fees	-	-
Tax Fees	-	2,000
All Other Fees	-	-
Total Fees	$83,000	$29,400

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
4.1	Form of Warrant (7)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Deve Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An +
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors +
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors +
14.1	Code of Ethics (21)
21.1	List of subsidiaries (22)
23.1	Consent of KCCW Accountancy Corp +
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016. (3.4)

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(22)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2020.

American BriVision (Holding) Corporation

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong	President and Chief Executive Officer	May 15, 2020
Howard Doong

/s/ Eugene Jiang	Chairman of the Board of Directors	May 15, 2020
Eugene Jiang

/s/ Eugene Jiang	Chief Financial Officer	May 15, 2020
Chihliang An

/s/ Yen-Hsin Chou	Director	May 15, 2020
Yen-Hsin Chou

/s/ Shin-Yu Miao	Director	May 15, 2020
Shin-Yu Miao

/s/ Tsang-Ming Jiang	Director	May 15, 2020
Tsang-Ming Jiang

/s/ Ming-Fong Wu	Director	May 15, 2020
Ming-Fong Wu

/s/ Norimi Sakamoto	Director	May 15, 2020
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	May 15, 2020
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	May 15, 2020
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	May 15, 2020
Yoshinobu Odaira

/s/ Shih-Chen Tzeng	Director	May 15, 2020
Shih-Chen Tzeng

/s/ Hwalin Lee	Director	May 15, 2020
Hwalin Lee