Form 10-Q
period 2020-03-31
American BriVision (Holding) Corp
filed 2020-06-30
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 26, 2020, there were 19,488,168 shares of common stock, par value per share $0.001, issued and outstanding.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K and its amendment filed with the Securities and Exchange Commission (the “SEC” OR “Commission”); in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, and information contained in other reports that we file with the SEC. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: the effects of the COVID-19 outbreak, including on the demand for our products; the duration of the COVID-19 outbreak and severity of such outbreak in regions where we operate; the pace of recovery following the COVID-19 outbreak; our ability to implement cost containment and business recovery strategies; the adverse effects of the COVID-19 outbreak on our business or the market price of our ordinary shares; competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

As used in this Report, the terms “we”, “us”, “our”, and “our Company” and “the Company” refer to American BriVision (Holding) Corporation and its subsidiaries, unless otherwise indicated.

i

EXPLANATORY NOTE

On May 13, 2020, American BriVision Holding Corporation (the “Company”) furnished to the Commission a report on Form 8-K to report that the Company relied on an order issued by the Commission on March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”), and availed itself a 45-day extension for filing of its interim financial statements on Form 10-Q for the fiscal quarter ended March 31, 2020. This Form 10-Q is being filed in reliance on the Order.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$123,645	$144,295
Restricted cash and cash equivalents	16,148	16,148
Accounts receivable, net	110,217	163,566
Accounts receivable - related parties, net	143,677	143,278
Due from related parties	337,778	333,682
Inventory, net	-	-
Prepaid expense and other current assets	71,026	77,269
Total Current Assets	802,491	878,238

Property and equipment, net	505,408	520,930
Operating lease right-of-use assets	449,683	524,445
Goodwill, net	-	-
Long-term investments	3,264,200	3,364,619
Deferred tax assets	1,487,364	1,460,033
Prepaid expenses – noncurrent	112,173	135,443
Security deposits	43,890	44,103
Total Assets	$6,665,209	$6,927,811

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$20,363	$23,995
Short-term bank loans	1,910,250	1,918,500
Short-term loan	100,000	-
Long-term bank loans - current portion	3,332	13,403
Notes payable	99,300	100,200
Accrued expenses and other current liabilities	2,502,749	2,007,573
Advance from customers	13,089	13,085
Operating lease liabilities – current portion	282,715	304,248
Due to related parties	715,303	425,689
Convertible notes payable – current portion	820,000	820,000
Convertible notes payable - related parties, current portion	1,187,500	1,187,500
Total Current Liabilities	7,654,601	6,814,193

Tenant security deposit	2,880	2,880
Operating lease liability – noncurrent portion	179,994	235,555
Total Liabilities	7,837,475	7,052,628

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized,
19,488,168 and 19,478,168 shares issued and outstanding	19,488	19,478
Additional paid-in capital	28,222,862	28,180,348
Stock subscription receivable	(3,837,580)	(4,063,320)
Accumulated deficit	(17,098,761)	(15,851,223)
Other comprehensive income	657,302	663,753
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ deficit	(1,136,689)	(150,964)
Noncontrolling interest	(35,577)	26,147
Total Equity (Deficit)	(1,172,266)	(124,817)

Total Liabilities and Equity (Deficit)	$6,665,209	$6,927,811

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	March 31, 2020	March 31, 2019

Revenues	$78,786	$212,242

Cost of revenues	3,959	1,499

Gross profit	74,827	210,743

Operating expenses
Selling, general and administrative expenses	1,152,889	510,803
Research and development expenses	92,790	421,956
Stock-based compensation	525	8,550
Total operating expenses	1,246,204	941,309

Loss from operations	(1,171,377)	(730,566)

Other income (expense)
Interest income	10,720	189
Interest expense	(131,517)	(129,886)
Rental income	5,231	(4,291)
Rental income – related parties	1,200	400
Gain/Loss on foreign exchange changes	2	(3)
Gain/Loss on investment in equity securities	(70,411)	(66,205)
Other income (expense)	6,322	(500)
Total other expenses	(178,453)	(200,296)

Loss before provision income tax	(1,349,830)	(930,862)

Provision for income tax	(40,568)	(57,545)

Net loss	(1,309,262)	(873,317)

Net loss attributable to noncontrolling interests	(61,724)	(81,646)

Net loss attributed to ABVC and subsidiaries	(1,247,538)	(791,671)
Foreign currency translation adjustment	(6,451)	(86,786)
Comprehensive loss	$(1,253,989)	$(878,457)

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	19,484,542	14,965,665

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	2020	2019

Cash flows from operating activities
Net loss	$(1,309,262)	$(873,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,174	13,940
Stock based compensation for nonemployees	525	8,550
Gain/Loss on investment in equity securities	70,411	66,205
Other non-cash income and expenses	(2,333)	(553)
Deferred tax	(40,568)	(48,028)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	52,950	(116,334)
Decrease (increase) in prepaid expenses and deposits	27,834	29,237
Decrease (increase) in other receivable	-	39,005
Decrease (increase) in due from related parties	(7,536)	1,252
Decrease (increase) in inventory	-	797
Increase (decrease) in accounts payable	(3,632)	(37,353)
Increase (decrease) in accrued expenses and other current liabilities	500,743	305,214
Increase (decrease) in due to related parties	68,750	11,857
Net cash used in operating activities	(630,944)	(599,528)

Cash flows from investing activities
Long-term equity investment	-	(17,801)
Net cash used in investing activities	-	(17,801)

Cash flows from financing activities
Issuance of common stock for acquisition	267,740	531,147
Proceeds from short-term bank loan	-	1,000,000
Proceeds from short-term borrowing from third parties	280,940
Borrowings from related parties	71,688	312,660
Repayment of borrowings from related parties	-	(460,000)
Repayment of long-term bank loans	(9,981)	(10,016)
Net cash provided by financing activities	610,387	1,373,791

Effect of exchange rate changes on cash and cash equivalents	(93)	(1,809)

Net increase (decrease) in cash and cash equivalents	(20,650)	754,653

Cash and cash equivalents
Beginning	160,443	242,781
Ending	$139,793	$997,434

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$10,446	$26,592
Income taxes paid	$-	$1,250

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Common Stock		Stock	Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	controlling Interest	Equity (Deficit)
Balance at December 31, 2018	11,885,468	$11,885	$-	$14,983,714	$(12,209,446)	$655,851	(275,347)	$(9,100,000)	$317,610	$(5,340,386)
Issuance of common shares	1,642,291	1,642	-	692,577	-	-	-	-	-	694,219
Effects of restructuring	4,166,530	4,167	-	(4,167)	-	-	-	-	-	-
Stock based compensation	-	-	-	8,550	-	-	-	-	-	8,550
Net loss for the period	-	-	-	-	(791,671)	-	-	-	(81,646)	(873,317)
Cumulative transaction adjustments	-	-	-	-	-	(15,412)	-	-	-	(15,412)
Balance at March 31, 2019	17,694,289	$17,694	$-	$15,680,674	$(13,001,117)	$640,439	(275,347)	$(9,100,000)	$235,964	$(5,526,346)

	Common Stock		Stock	Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	controlling Interest	Equity (Deficit)
Balance at December 31, 2019	19,478,168	$19,478	$(4,063,320)	$28,180,348	$(15,851,223)	$663,753	(275,347)	$(9,100,000)	$26,147	$(124,817)
Issuance of common shares	10,000	10	225,740	41,989	-	-		-	-	267,739
Stock based compensation				525						525
Net loss for the period	-	-	-	-	(1,247,538)	-		-	(61,724)	(1,309,262)
Cumulative transaction adjustments	-	-	-	-	-	(6,451)		-	-	(6,451)
Balance at March 31, 2020	19,488,168	$19,488	$(3,837,580)	$28,222,862	$(17,098,761)	$657,302	(275,347)	$(9,100,000)	$(35,577)	$(1,172,266)

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

Reverse Merger

On February 8, 2016, a Share Exchange Agreement (the “Share Exchange Agreement”) was entered into by and among American BriVision (Holding) Corporation, American BriVision Corporation (“BriVision”), and Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of common stock (the “Common Stock”) of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”).

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents amounted $123,645 and $144,295, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2020 and December 31, 2019, the Company’s restricted cash equivalents amounted $16,148 and $16,148, respectively.

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

●       Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three month ended March 31, 2020 and 2019.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2020, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,598 and $4,424 for three months ended March 31, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2020 and 2019.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $525 and $8,550 for the three months ended March 31, 2020 and 2019, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2020 and 2019. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

4. INVENTORY

Inventory consists of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Finished goods	$94,508	$94,727
Work-in-process	20,491	20,676
Raw materials	57,384	57,904
Allowance for inventory valuation and obsolescence loss	(172,383)	(173,307)
Inventory, net	$-	$-

5. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
Land	$367,861	$371,195
Buildings and leasehold improvements	2,224,270	2,225,386
Machinery and equipment	986,237	987,234
Office equipment	176,861	178,409
	3,755,229	3,762,224
Less: accumulated depreciation	(3,249,821)	(3,241,294)
Property and equipment, net	$505,408	$520,930

Depreciation expenses were $11,174 and $13,940 for three months ended March 31, 2020 and 2019, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	March 31,	December 31,	Accounting
Name of related party	2020	2019	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.72%	0.72%	Cost Method
BioHopeKing Corporation	7.13%	7.13%	Cost Method
BioFirst Corporation	15.89%	15.89%	Equity Method
Rgene Corporation	31.61%	31.61%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	March 31, 2020	December 31, 2019
Non-marketable Cost Method Investments, net	(Unaudited)
Braingenesis Biotechnology Co., Ltd.	$7,301	$7,367
Genepharm Biotech Corporation	22,291	22,493
BioHopeKing Corporation	1,980,361	1,998,310
Sub total	2,009,953	2,028,170
Equity Method Investments, net
BioFirst Corporation	1,254,247	1,336,449
Rgene Corporation	-	-
Total	$3,264,200	$3,364,619

(a)	BioFirst Corporation (the “BioFirst):

The Company holds an equity interest in BioFirst Corporation, (the “BioFirst”), accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2020 and December 31, 2019, the Company owns 15.89% and 15.89% common stock shares of BioFirst, respectively.

Summarized financial information for the Company's equity method investee, BioFirst, is as follows:

Balance Sheet

	March 31, 2020	December 31, 2019
	(Unaudited)
Current Assets	$1,235,043	$1,350,701
Noncurrent Assets	7,238,415	7,450,032
Current Liabilities	2,105,938	2,060,460
Noncurrent Liabilities	65,847	78,888
Shareholders' Equity	6,301,673	6,661,385

Statement of operation

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net sales	$12,110	$10,334
Gross profit	1,578	1,882
Net loss	(325,652)	(307,034)
Share of losses from investments accounted for using the equity method	(70,411)	(66,205)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the Company. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2020 and December 31, 2019, the Company owns 31.61% and 31.61% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Current Assets	$136.936	$82,254
Noncurrent Assets	161,255	62,768
Current Liabilities	462,667	312,950
Noncurrent Liabilities	62,801	-
Shareholders’ Deficit	(227,277)	(167,928)

Statement of operations

	Three Months Ended March 31,
	2020		2019
	(Unaudited)
Net sales	$		$
Gross Profit
Net loss		(21,889)		(22,662)
Share of loss from investments accounted for using the equity method		-		-

(4)	Disposition of long-term investment

During the year ended December 31, 2018, the Company sold 552,000 shares of common stock of BioHopeKing Corporation (the “BHK”) at prices ranging from NT$25, equivalent $0.82, to NT$32, equivalent $1.05, to two directors of BHK and 25 individuals. As a result of the transactions, the Company recognized investment loss of $395,476 for the same period.

On October 15, 2018 and November 2, 2018, the Company subsequently purchased an aggregate of 200,000 and 366,200 shares of common stock of BHK at NT$10, equivalent to $0.33, and NT$50, equivalent $1.64, from one of directors of BHK and eleven shareholders of BHK, respectively. The percentage of ownership accordingly increased to 7.13% as of March 31, 2020 and December 31, 2019.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Share of equity method investee losses	$(70,411)	$(66,205)

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

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note as of March 31, 2020.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note as of December 31, 2019. On April 20, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses are $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 126,530 shares of Common Stock.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note as of December 31, 2019. On April 20, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses are $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 162,908 shares of Common Stock.

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hawlin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020 , and the company has not received any indication from NEA that it wants to claim the repayment of loan for 12 month. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, the aggregate carrying values of the convertible debentures were $2,007,500 and $2,007,500, respectively; and accrued convertible interest was $277,066 and $181,852, respectively.

Total interest expenses in connection with the above convertible note payable were $95,214 and $16,000 for the three months ended March 31, 2020 and 2019, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	March 31,	December 31,
	2020	2019
Cathay United Bank	$248,250	$250,500
CTBC Bank	662,000	668,000
Cathay Bank	1,000,000	1,000,000
Total	$1,910,250	$1,918,500

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $248,250. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $248,250. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $248,250 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $248,250 for one year, which is due on September 6, 2020. As of March 31, 2020 and 2019, the effective interest rates per annum were 2.22%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,378 and $1,330 for the three months ended March 31, 2020 and 2019, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $331,000, and NT$10,000,000, equivalent to $331,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $662,000 for 6 months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $662,000 for 6 months, which is due on July 19, 2020. The loan balances bear interest at a fixed rate of 1.63% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan is also personal guaranteed by the Company’s chairman and BioFirst.

Interest expenses were $2,755 and $2,604 for the three months ended March 31, 2020 and 2019, respectively.

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

In connection with the Note and Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang and Dr. George Lee, executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Note plus interest are fully paid and satisfied. Dr. Tsung Shann Jiang is the Chairman and Chief Executive Officer of BioLite Holding, Inc. and Dr. George Lee serves as the Chairman of the board of directors of BioKey, Inc, which became a wholly-owned subsidiary of the Company effective by operation of law on or about February 5, 2019.

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

Interest expenses were $13,740 and $9,527 for the three months ended March 31, 2020 and 2019, respectively.

(2)	Long-term bank loan consists of the following:

	March 31,	December 31,
	2020	2019
Cathay United Bank	$3,332	$13,403
Less: current portion of long-term bank loan	(3,332)	(13,403)
Total	$-	$-

On April 30, 2010, BioLite Taiwan entered a seven-year bank loan of NT$8,900,000, equivalent to $288,360, with Cathay United Bank. The term started April 30, 2010 with maturity date at April 30, 2017. On April 30, 2017, BioLite Taiwan extended the original loan agreement for additional three years with the new maturity date at April 30, 2020. The loan balance bears interest at a floating rate of prime rate plus variable rates from 0.77% to 1.17%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. As of March 31, 2020 and 2019, the actual interest rates per annum were 2.24%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $56 and $284 for the three months ended March 31, 2020 and 2019, respectively.

9. NOTES PAYABLE

On December 27, 2018, BioLite Taiwan issued a promissory note of NT$450,000, equivalent to $14,715, to Taipei Veterans General Hospital to repay the clinical experiment costs. The note has been paid in full on January 2, 2019.

On March 27, 2018, BioLite Taiwan and two individuals entered into a promissory note, (the “Hsu and Chow Promissory Note”), for borrowing an aggregate amount of NT$4,660,000, equivalent to $155,800, for the period from March 27, 2018 to June 26, 2018. On September 26, 2018, BioLite Taiwan extended the original loan agreement through December 26, 2018. On September 26, 2019, BioLite Taiwan renewed and amended the contract with the “Hsu” only and extend the maturity date to December 26, 2019. The principal of the Hsu new Promissory Note bears interest at 13.6224% per annum. This Note was secured by common stock shares of ABVC and was also personal guaranteed by the Chairman of BioLite Taiwan. Interest expense was $5,269 and $5,085 for the three months ended March 31, 2020 and 2019, respectively.

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $99,300, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. Interest expense was $2,988 and $2,916 for the three months ended March 31, 2020 and 2019, respectively.

10. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as the Chairman of the board of directors of BioKey, Inc

Accounts receivable – related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2020	2019
GenePharm Inc.	$142,225	$142,225
Rgene	1,052	1,053
Amkey	400	-
Total	$143,677	$143,278

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2020	2019
Rgene	$36,903	$36,332
AsiaGene	3,645	3,578
BioFirst	141,650	137,151
BioFirst (Australia)	40,000	40,000
BioHopeKing Corporation	114,905	115,946
LBG USA	675	675
Total	$337,778	$333,682

(1)	As of March 31, 2020, and December 31, 2019, the Company has advanced an aggregate amount of $36,903 and $36,332 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. On January 1, 2020, the contract has been renewed for another year, when the new maturity date now is on December 31, 2020. As of March 31, 2020, and December 31, 2019, the outstanding loan balance was $28,953 and $29,194, and accrued interest was $7,950 and $7,138, respectively.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,310, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. On January 1, 2020, the agreement has been renewed for another year, when the new maturity date now is on December 31, 2020. As of March 31, 2020, and December 31, 2019, the outstanding loan balance was $3,310 and $3,340, and accrued interest was $335 and $238, respectively.

(3)	On July 12, 2019, the Company had an aggregate amount of loan with BioFirst of $150,000 to meet its working capital needs, pursuant to which the interest bears at 12% per annum. The Company paid back $21,317 in 2019. The remaining loan balance was $128,683 as of December 31, 2019. This loan is matured on July 11, 2020 and bears interest at 1% per month (or equivalent to 12% per annum). As of March 31, 2020, and December 31, 2019, the outstanding loan balance was $128,683, and accrued interest was $12,967 and $8,468, respectively.

(4)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand. As of March 31, 2020 and December 31, 2019, the outstanding loan balances were $40,000.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of March 31, 2020 and 2019, due from related parties was $114,905 and $115,946, respectively.

(6)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of March 31, 2020 and 2019, the outstanding advance balances were $675.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2020	2019
LionGene Corporation	$10,481	$10,275
BioFirst Corporation	218,261	24,182
AsiaGene	24,017	24,017
YuanGene	9,205	9,205
The Jiangs	58,503	40,031
Kimho	55,000	21,500
Euro Asia	12,000	12,000
Due to shareholders	233,832	284,479
Due to employees	94,004	-
Total	$715,303	$425,689

(1)	In September, 2018, BioLite Taiwan has borrowed an aggregate amount of NT$2,950,000, equivalent to $94,990, from LION ARTS for working capital purpose. These loans bear interest at fixed rates at 12% per annum with various maturity dates through April 14, 2020. On August 1, 2019, the Company entered into a Conversion Agreements to convert all of the remaining balance of $97,864 to 13,981 shares of the Company’s common stock at a conversion price of $7.00 per share (see Note 11). As such, no balance is due as of March 31, 2020 and December 31, 2019.

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

On October 15, 2019, LionGene has advanced funds to the Company for working capital purpose in an aggregate amount of NTD $300,000, equivalent to $9,930, The advances bear 1% interest rate and as of March 31, 2020, the accrued interest rate is $551.

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

On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 3). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst. On June 30, 2019, the Company entered into a Stock Purchase Agreement with BioFirst, pursuant to which the Company agreed to issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst.

Since 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of March 31, 2020, the aggregate amount of outstanding balance and accrued interest is $218,261.

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

Since 2018, AsiaGene has advanced the Company an aggregate amount of $24,017 for working capital purpose. This advance bears 0% interest rate and is due on demand.

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

Since 2018, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

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

As of March 31, 2020, the Jiangs has advanced an aggregate amount of $58,503, to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(7)	On July 2, 2019, the Company entered into an agreement with Kimho, starting from September 2019 with a fixed monthly retainer of $7,500 before the IPO and the amount will be increased to $13,000 after IPO. As of March 31, 2020 and December 31, 2019, the outstanding services charge was $55,000 and $21,500, respectively.

(8)	As of March 31, 2020 and December 31, 2019, Euro Asia has advanced of $12,000 and $12,000, respectively, to the Company for working capital purpose. The advances bear 0% interest rate.

(9)	During the three months ended March 31, 2020, for working capital purpose, the Company entered into several agreements with our shareholders. The advances bear interest from 12% to 13.6224% per annum. As of March 31, 2020 and 2019, the aggregate amount of outstanding advance balance and accrued interest was $233,832 and $284,479, respectively.

(10)	During the three months ended March 31, 2020, the Company had advances from employees for working capital purpose. The outstanding balance due to one employee amounted to $71,688 as of March 31, 2020. This loan bears interest rate of 1.5% per annum, and is due on demand. The outstanding balance due to one other employee amounted to $22,316 as of March 31, 2020. This loan bears zero interest rate and is due on demand.

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

On March 12, 2020, the board of directors of the Company approved and adopted an amendment to the Company’s Articles of Incorporation, to increase the authorized shares of its common stock, par value $0.001 per share, from 20,000,000 to 100,000,000 shares.

13. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three months ended March 31, 2020 and 2019.

	For the Three Month Ended
	March 31, 2020	March 31, 2019
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,247,538)	$(791,671)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	19,484,542	14,965,665
Stock options		-
Weighted-average shares outstanding - Diluted	19,484,542	14,965,665

Loss per share
-Basic	$(0.06)	$(0.05)
-Diluted	$(0.06)	$(0.05)

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

The Company has no finance leases. The Company’s leases primarily include various office and laboratory spaces, copy machine, and vehicles under various operating lease arrangements. The Company’s operating leases have remaining lease terms of up to approximately four years.

ASSETS	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$449,683	$524,445
LIABILITIES
Operating lease liabilities (current)	282,715	304,248
Operating lease liabilities (noncurrent)	179,994	235,555

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2020	2019
Operating lease expenses	$77,527	$73,802

Other information related to leases is presented below:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$77,527	$73,802

	March 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	2.79 years	3.08 years

Weighted Average Discount Rate:
Operating leases	1.21%	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2020 ((excluding the three months ended March 31, 2020)	$232,438
2021	92,101
2022	49,805
2023	49,805
2024	49,805
Total future minimum lease payments, undiscounted	473,954
Less: Imputed interest	11,245
Present value of future minimum lease payments	$462,709

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

16. SUBSEQUENT EVENTS

On April 5, 2020, the Company entered into certain exchange agreements separately with certain U.S. and non-U.S. holders of certain convertible promissory notes issued by the Company on January 21, 2020. The non-U.S. holders are qualified as “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The U.S. holder is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. Pursuant to the Exchange Agreements, the holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $931,584.07, and the Company agreed to issue to the holders an aggregate of 506,297 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 506,297 shares of Common Stock.

On April 20, 2020, the Company entered into certain exchange agreements separately with additional non-U.S. holders of certain convertible promissory notes issued by the Company on August 28 and September 4, 2019. The non-U.S. holders are qualified as “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the Exchange Agreements, the holders agreed to deliver such notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $515,195.84, and the Company agreed to issue to the holders an aggregate of 289,438 shares of the Company’s common stock, par value $0.001 per, and warrants to purchase 289,438 shares of Common Stock.

In May 2020, the Company received capital contributions of approximately $1,602,040 in cash from 40 investors through private placements of the sale of certain number of Common Stocks for the purchase price of $2.25 per share of Common Stock and a free warrant attaches with each Common stock that was purchased. The exercise price of the warrant will be at $6.00 per common stock with a mandatory redemption at $9.00 per common stock pursuant to the terms and conditions of the warrants.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited consolidated financial statements for the three months ended March 31, 2020 and 2019, and notes thereto contained elsewhere in this Report, our annual report on Form 10-K for the twelve months ended December 31, 2019 and 2018. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

Our Business

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

Business Objectives

The Company is operating its core business based on 2 main activities that can generate current and future revenues, merchandise sales and collaborative revenues. The following are examples of both how/when the Company recognizes revenue based on the types of payments the Company receives and examples of collaborative agreement that we have executed with strategic partners.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

Seasonality of Business

Our CDMO business is affected by seasonal trends, with higher levels of sales in our first, second and third quarters. These trends primarily result from the timing of seasonal activities from customers and holiday periods slow donw in the forth quarter.

Global Economic Uncertainty

Due to the COVID-19, our revenue of the first quarter had been impacted significantly and with a continue of shelter-in-place order during the second quarter, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, so the company can start operating normally.

Summary of Critical Accounting Policies

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

Stock Reverse Split

On March 12, 2019, the Board of Directors of the Company by unanimous written consent in lieu of a meeting approved to i) effect a stock reverse split at the ratio of 1-for-18 (the “Reverse Split”) of both the authorized Common Stock and the issued and outstanding Common Stock and ii) to amend the articles of incorporation of the Company to reflect the Reverse Split. The Board approved and authorized the Reverse Split without obtaining approval of the Company’s shareholders pursuant to Section 78.207 of Nevada Revised Statutes. On May 3, 2019, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to effect the Reverse Split with the Secretary of State of Nevada. The Financial Industry Regulatory Authority (“FINRA”) informed the Company that the Reverse Split was effective on May 8, 2019. All shares and related financial information in this Form 10-Q reflect this 1-for-18 reverse stock split.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents amounted $123,645 and $144,295, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2020 and December 31, 2019, the Company’s restricted cash equivalents amounted $16,148 and $16,148, respectively.

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

●       Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three months ended March 31, 2020 and 2019.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2020, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,598 and $4,424 for three months ended March 31, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2020 and 2019.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $525 and $8,550 for the three months ended March 31, 2020 and 2019, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2020 and 2019. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts.

Results of Operations — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	March 31, 2020	March 31, 2019

Revenues	$78,786	$212,242

Cost of revenues	3,959	1,499

Gross profit	74,827	210,743

Operating expenses
Selling, general and administrative expenses	1,152,889	510,803
Research and development expenses	92,790	421,956
Stock-based compensation	525	8,550
Total operating expenses	1,246,204	941,309

Loss from operations	(1,171,377)	(730,566)

Other income (expense)
Interest income	10,720	189
Interest expense	(131,517)	(129,886)
Rental income	5,231	(4,291)
Rental income – related parties	1,200	400
Gain/Loss on foreign exchange changes	2	(3)
Gain/Loss on investment in equity securities	(70,411)	(66,205)
Other income (expense)	6,322	(500)
Total other expenses	(178,453)	(200,296)

Loss before provision income tax	(1,349,830)	(930,862)

Provision for income tax	(40,568)	(57,545)

Net loss	(1,309,262)	(873,317)

Net loss attributable to noncontrolling interests	(61,724)	(81,646)

Net loss attributed to ABVC and subsidiaries	(1,247,538)	(791,671)
Foreign currency translation adjustment	(6,451)	(86,786)
Comprehensive Income (Loss)	$(1,253,989)	$(878,457)

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	19,484,542	14,965,665

Revenues. We generated $78,786 and $212,242 in revenues for the three months ended March 31, 2020 and 2019, respectively; and incurred $3,959 and $1,499 in cost of sales for the three months ended March 31, 2020 and 2019, respectively. The decrease in revenues was mainly due to the impact of COVID-19 onto our CDMO business sector.

Operating Expenses.  Our operating expenses have increased by $304,895, or 32%, to $1,246,204 for the three months ended March 31, 2020 from $941,309 for the three months ended March 31, 2019. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses.

Our selling, general and administrative expenses increased by $642,086, or 126%, mainly due to the increase in salary expenses.

Our research and development expenses decreased by $329,167 or approximately 78% primarily because there were no major milestone payments during the three months ended March 31, 2020.

Other Income (Expense). Our other expense was $178,453 for the three months ended March 31, 2020 as compared to $200,296 for the three months ended March 31, 2019, representing an increase of $21,843, or (11%). The increase was principally caused by the increase in overall interest income, rental incomes, and other income, partially offset by the increase in interest expense and loss on investment in equity securities.

Interest income was $10,720 for the three months ended March 31, 2020 as compared to $189 for the three months ended March 31, 2019. The increase of $10,531, or approximately 5,572%, was primarily due to the interest income for various related-party loans.

Rental income, including related parties, was $6,431 for the three months ended March 31, 2020 as compared to ($3,891) for the three months ended March 31, 2019. The increase of $10,322, or approximately 265%, was primarily contributed by our CDMO’s customers for their dedicatedly operational needs.

Other income was $6,322 for the three months ended March 31, 2020 as compared to ($500) for the three months ended March 31, 2019. The increase of $6,822, or approximately 1,364%, was primarily due to the adjustments of income tax regarding salaries.

Loss on investment in equity securities was $70,411 for the three months ended March 31, 2020 as compared to $66,205 for the three months ended March 31, 2019, representing an increase of $4,206, or 6%. The increase in loss on investment in equity securities was mainly due to less share of losses from investments in BioFirst accounted for using the equity method during the three months ended March 31, 2020.

Net Loss. As a result of the above factors, our net loss was $1,309,262 for the three months ended March 31, 2020 compared to $873,317 for the three months ended March 31, 2019, representing an increase of $435,945, or 50%.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Current Assets	$802,491	$878,238
Current Liabilities	$7,654,601	$6,814,193
Working Capital (deficit)	$(6,852,110)	$(5,935,955)

Cash Flow from Operating Activities

During the three months ended March 31, 2020 and 2019, the net cash used in operating activities were $630,944 and $599,528, respectively. The increase in the amount used in operating activities of $31,416 was primarily due to the increased net loss and decrease in other receivable, partially offset by the increase in accrued expense and other current liabilities, and increase in due to related parties during the three months ended March 31, 2020.

Cash Flow from Investing Activities

During the three months ended March 31, 2020, the net cash used in investing activities was $0, compared to the net cash used in investing activities was $17,801 for the three months ended March 31, 2019. The increase in net cash provided by investing activities in the amount of $17,801 was primarily because there were no payments from long-term investment during the three months ended March 31, 2020.

Cash Flow from Financing Activities

During the three months ended March 31, 2020 and 2019, the net cash provided by financing activities were $610,387 and $1,373,791, respectively. The net cash provided by financing activities decreased by $763,404 during the compared periods mainly because we obtained less funding from short-term bank loans and related parties during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2020 to continue to remediate the material weaknesses identified:

●	To continue providing applicable training for our financial and accounting staff to enhance their understanding of U.S. GAAP and internal control over financial reporting.

●	To expand involvement of qualified external consultants to supervise and review our financial reporting process.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal year to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Nil.

ITEM 1A. RISK FACTORS.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on May 15, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

		Incorporated by reference to			Filed
Exhibit No.	Description	Form	Exhibit	Filing Date	herewith

2.1	Share Exchange Agreement, dated February 8, 2016	8-K	10.1	February 16, 2016
3.1	Articles of Incorporation of the Company	SB-2	3.01	June 28, 2002
3.2	Bylaws of the Company	SB-2	3.01	June 28, 2002
3.3	Certificate of Amendment to Articles of Incorporation	8-K	4.1	March 28, 2016
3.4	Certificate of Amendment to Articles of Incorporation	S-1	3.4	September 13, 2016
3.5	Certificate of Amendment to Articles of Incorporation	8-K	3.1	April 7, 2020
4.1	Form of Warrant	8-K	4.1	April 24, 2020
10.1	Collaboration Agreement dated December 29, 2015	8-K	10.2	February 16, 2016
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016	8-K	99.1	June 9, 2016
10.3	Employment Agreement with Kira Huang	10-K	10.3	January 12, 2017
10.4	Addendum to the Collaboration Agreement dated January 12, 2017	8-K	99.1	February 22, 2017
10.5	Collaboration Agreement with BioFirst dated July 24, 2017	8-K	10.1	July 24, 2017
10.6	Co-Deve Agreement with Rgene dated May 26, 2017	8-K	99.1	May 39, 2017
10.7	Employment Agreement with Dr. Howard Doong	8-K	10.1	September 20, 2017
10.8	Employment Agreement with Dr. Chi-Hsin Richard King	8-K	10.3	September 20, 2017
10.9	Employment Agreement with Chihliang An	10-K	10.9	May 15, 2020
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation	8-K	10.1	February 1, 2019
10.11	Promissory Note entered by American BriVision (Holding) Corporation	8-K	10.2	February 1, 2019
10.12	Form of Commercial Security Agreement	8-K	10.3	February 1, 2019
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person	8-K	10.1	April 24, 2020
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person	8-K	10.2	April 14, 2020
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors	10-K	10.15	May 15, 2020
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors	10-K	10.16	May 15, 2020
14.1	Code of Ethics	S-1/A	14.1	November 14, 2016
21.1	List of subsidiaries	S-1	21.1	September 13, 2016
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: June 29, 2020	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)