Form 10-Q
period 2020-06-30
American BriVision (Holding) Corp
filed 2020-08-14
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2020, there were 19,538,168 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$390,221	$144,295
Restricted cash and cash equivalents	16,148	16,148
Accounts receivable, net	201,811	163,566
Accounts receivable - related parties, net	144,878	143,278
Due from related parties	769,421	333,682
Inventory, net	-	-
Prepaid expense and other current assets	82,375	77,269
Total Current Assets	1,604,854	878,238

Property and equipment, net	507,803	520,930
Operating lease right-of-use assets	383,094	524,445
Goodwill, net	-	-
Long-term investments	2,196,601	3,364,619
Deferred tax assets	1,580,258	1,460,033
Prepaid expenses – noncurrent	115,223	135,443
Security deposits	44,528	44,103
Total Assets	$6,432,361	$6,927,811

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,812	$23,995
Short-term bank loans	1,685,000	1,918,500
Short-term loan	100,000	-
Long-term bank loans – current portion	-	13,403
Notes payable	147,518	100,200
Accrued expenses and other current liabilities	2,914,757	2,007,573
Advance from customers	13,921	13,085
Operating lease liabilities – current portion	219,572	304,248
Due to related parties	478,231	425,689
Convertible notes payable – current portion	820,000	820,000
Convertible notes payable – related parties, current portion	1,187,500	1,187,500
Total Current Liabilities	7,574,311	6,814,193
Paycheck Protection Program Loan Payable	124,400	-
Tenant security deposit	4,680	2,880
Operating lease liability – noncurrent portion	172,995	235,555
Total Liabilities	7,876,386	7,052,628

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 19,488,168 and 19,478,168 shares issued and outstanding	19,488	19,478
Additional paid-in capital	28,222,937	28,180,348
Subscribed stock	1,697,051	-
Stock subscription receivable	(3,611,840)	(4,063,320)
Accumulated deficit	(18,948,058)	(15,851,223)
Other comprehensive income	646,734	663,753
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ deficit	(1,073,688)	(150,964)
Noncontrolling interest	(370,337)	26,147
Total Equity (Deficit)	(1,444,025)	(124,817)

Total Liabilities and Equity (Deficit)	$6,432,361	$6,927,811

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$226,513	$191,782	$305,299	$404,024

Cost of revenues	4,236	13,352	8,195	14,851

Gross profit	222,277	178,430	297,104	389,173

Operating expenses
Selling, general and administrative expenses	1,277,133	571,669	2,430,022	1,082,472
Research and development expenses	139,082	87,769	231,872	509,725
Stock-based compensation	75	7,800	600	16,350
Total operating expenses	1,416,290	667,238	2,662,494	1,608,547

Loss from operations	(1,194,013)	(488,808)	(2,365,390)	(1,219,374)

Other income (expense)
Interest income	9,350	1,066	20,070	1,255
Interest expense	(140,525)	(132,686)	(272,042)	(262,572)
Rent income	5,249	13,591	10,480	9,700
Rent income – related parties	1,200	-	2,400	-
Impairment loss	(944,204)	-	(944,204)	-
Investment loss	(38,937)	-	(38,937)	-
Gain/Loss on foreign exchange changes	8,656	(407)	8,658	404
Gain/Loss on investment in equity securities	(109,656)	(51,219)	(180,067)	(117,424)
Other income	170,179	2,398	176,501	1,898
Total other expenses	(1,038,688)	(166,443)	(1,217,141)	(366,739)

Loss before provision income tax	(2,232,701)	(655,251)	(3,582,531)	(1,586,113)

Provision for income tax	(48,644)	(40,798)	(89,212)	(98,343)

Net loss	(2,184,057)	(614,453)	(3,493,319)	(1,487,770)

Net loss attributable to noncontrolling interests	(334,760)	(56,877)	(396,484)	(138,523)

Net loss attributed to ABVC and subsidiaries	(1,849,297)	(557,576)	(3,096,835)	(1,349,247)
Foreign currency translation adjustment	(10,568)	61,061	(17,019)	(25,725)
Comprehensive loss	$(1,859,865)	$(496,515)	$(3,113,854)	$(1,374,972)

Net loss per share:
Basic and diluted	$(0.09)	$(0.03)	$(0.16)	$(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	19,488,168	17,422,988	19,486,355	16,201,114

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	2020	2019

Cash flows from operating activities
Net loss	$(3,493,319)	$(1,487,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,599	29,631
Stock based compensation for nonemployees	600	17,276
Gain/Loss on investment in equity securities	180,067	117,424
Other non-cash income and expenses	(5,886)	(2,288)
Investment loss	983,141	-
Deferred tax	(92,062)	(101,193)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(39,845)	(258,963)
Decrease (increase) in prepaid expenses and deposits	20,091	14,993
Decrease (increase) in due from related parties	(438,174)	(82,681)
Decrease (increase) in inventory	-	1,043
Increase (decrease) in accounts payable	(16,183)	9,158
Increase (decrease) in notes payable	51,240	(14,535)
Increase (decrease) in accrued expenses and other current liabilities	736,046	563,112
Increase (decrease) in advanced from others	836	-
Increase (decrease) in due to related parties	44,778	(201,707)
Net cash used in operating activities	(2,047,071)	(1,396,500)

Cash flows from investing activities
Net proceeds from sale of investment	33,300	-
Loan to related parties	-	(3,230)
Long-term equity investment	-	(17,746)
Net cash provided by (used in) investing activities	33,300	(20,976)

Cash flows from financing activities
Issuance of common stock for private placement	1,697,051	-
Issuance of common stock for stock-based compensation	493,480	-
Proceeds from issuance of common stock for acquisition	-	531,147
Proceeds from convertible notes	-	160,000
Proceeds from short-term loan	100,000	1,000,000
Proceeds from long-term loan	124,400	-
Net proceeds from short term borrowings from third parties	31,850	-
Net proceeds from short term borrowings from related parties	71,688	519,384
Repayment of borrowings from related parties	-	(460,000)
Repayment of long-term bank loans	(263,362)	(19,013)
Net cash provided by financing activities	2,255,107	1,731,518

Effect of exchange rate changes on cash and cash equivalents	4,590	(392)

Net increase in cash and cash equivalents	245,926	313,650

Cash and cash equivalents
Beginning	160,443	242,781
Ending	$406,369	$556,431

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$59,812	$2,050
Income taxes paid	$-	$183,166

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Common Stock			Stock	Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscribed Stock	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2018	11,885,468	$11,885	$-	$	$14,983,714	$(12,209,446)	$655,851	(275,347)	$(9,100,000)	$317,610	$(5,340,386)
Issuance of common shares	1,642,291	1,642	-	-	692,577	-	-		-	-	694,219
Effects of restructuring	4,166,530	4,167	-	-	(4,167)	-	-		-	-	-
Stock based compensation	-	-	-	-	8,550	-	-		-	-	8,550
Net loss for the period	-	-	-	-	-	(791,671)	-		-	(81,646)	(873,317)
Cumulative transaction adjustments	-	-	-	-	-		(15,412)		-	-	(15,412)
Balance at March 31, 2019	17,694,289	17,694	-	-	15,680,674	(13,001,117)	640,439	(275,347)	(9,100,000)	235,964	(5,526,346)
Issuance of common shares	428,571	429			2,999,571						3,000,000
Stock based compensation					7,800						7,800
Net loss for the period						(557,576)				(56,877)	(614,453)
Cumulative transaction adjustments							(8,429)				(8,429)
Balance at June 30, 2019	18,122,860	$18,123	$-	$-	$18,688,045	$(13,558,693)	$632,010	(275,347)	$(9,100,000)	$179,087	$(3,141,428)

	Common Stock			Stock	Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscribed Stock	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2019	19,478,168	$19,478	$	$(4,063,320)	$28,180,348	$(15,851,223)	$663,753	(275,347)	$(9,100,000)	$26,147	$(124,817)
Issuance of common shares	10,000	10	-	225,740	41,989	-	-		-	-	267,739
Stock based compensation			-	-	525		-				525
Net loss for the period	-	-	-	-		(1,247,538)	-		-	(61,724)	(1,309,262)
Cumulative transaction adjustments	-	-	-	-	-		(6,451)		-	-	(6,451)
Balance at March 31, 2020	19,488,168	19,488	-	(3,837,580)	28,222,862	(17,098,761)	657,302	(275,347)	(9,100,000)	(35,577)	(1,172,266)
Issuance of common shares			1,697,051	225,740							1,922,791
Stock based compensation					75						75
Net loss for the period						(1,849,297)				(334,760)	(2,184,057)
Cumulative transaction adjustments							(10,568)				(10,568)
Balance at June 30, 2020	19,488,168	$19,488	$1,697,051	$(3,611,840)	$28,222,937	$(18,948,058)	$646,734	(275,347)	$(9,100,000)	$(370,337)	$(1,444,025)

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents amounted $390,221 and $144,295, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2020 and December 31, 2019, the Company’s restricted cash equivalents amounted $16,148 and $16,148, respectively.

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

Collaborative Revenues — The Company recognizes collaborative revenues generated through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company related to one or more of the following: non-refundable upfront license fees, development and commercial milestones, partial or complete reimbursement of research and development costs, and royalties on net sales of licensed products. Each type of payments results in collaborative revenues except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. To date, we have not received any royalty revenues. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the collaboration partners.

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

(i)	Non-refundable upfront payments

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, the Company recognizes revenue from the related non-refundable upfront payments based on the relative standalone selling price prescribed to the license compared to the total selling price of the arrangement. The revenue is recognized when the license is transferred to the collaboration partners and the collaboration partners are able to use and benefit from the license. To date, the receipt of non-refundable upfront fees was solely for the compensation of past research efforts and contributions made by the Company before the collaborative agreements entered into and it does not relate to any future obligations and commitments made between the Company and the collaboration partners in the collaborative agreements.

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

The former category of milestone payments consists of those triggered by development and regulatory activities in the territories specified in the collaborative agreements. Management concluded that each of these payments constitute substantive milestone payments. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company, (iii) each of the milestone payments is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, the Company recognizes any revenue from these milestone payments in the period in which the underlying triggering event occurs.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $944,204 for the three and six month ended June 30, 2020. Other-than-temporary impairments of equity investments were $0 for the three and six months ended June 30, 2019.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2020, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,759 and $4,296 for the three months ended June 30, 2020 and 2019, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $7,357 and $8,720 for six months ended June 30, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and six months ended June 30, 2020 and 2019.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $75 and $8,726 for the three months ended June 30, 2020 and 2019, respectively. Total non-employee stock-based compensation expenses were $600 and $17,276 for the six months ended June 30, 2020 and 2019, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2020 and 2019. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of June 30, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of June 30, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

4. INVENTORY

Inventory consists of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Finished goods	$96,429	$94,727
Work-in-process	21,048	20,676
Raw materials	58,945	57,904
Allowance for inventory valuation and obsolescence loss	(176,422)	(173,307)
Inventory, net	$-	$-

5. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
Land	$377,863	$371,195
Buildings and leasehold improvements	2,227,619	2,225,386
Machinery and equipment	989,228	987,234
Office equipment	181,505	178,409
	3,776,215	3,762,224
Less: accumulated depreciation	(3,268,412)	(3,241,294)
Property and equipment, net	$507,803	$520,930

Depreciation expense were $10,425 and $15,691 for the three months ended June 30, 2020 and 2019, respectively.

Depreciation expenses were $21,599 and $29,631 for six months ended June 30, 2020 and 2019, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	June 30,	December 31,	Accounting
Name of related party	2020	2019	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.72%	0.72%	Cost Method
BioHopeKing Corporation	6.85%	7.13%	Cost Method
BioFirst Corporation	15.89%	15.89%	Equity Method
Rgene Corporation	31.61%	31.61%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	June 30, 2020	December 31, 2019
Non-marketable Cost Method Investments, net	(Unaudited)
Braingenesis Biotechnology Co., Ltd.	$7,500	$7,367
Genepharm Biotech Corporation	22,897	22,493
BioHopeKing Corporation	989,599	1,998,310
Sub total	1,019,996	2,028,170
Equity Method Investments, net
BioFirst Corporation	1,176,605	1,336,449
Rgene Corporation	-	-
Total	$2,196,601	$3,364,619

(a)	BioFirst Corporation (the “BioFirst):

The Company holds an equity interest in BioFirst Corporation, (the “BioFirst”), accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2020 and December 31, 2019, the Company owns 15.89% and 15.89% common stock shares of BioFirst, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	June 30, 2020	December 31, 2019
	(Unaudited)
Current Assets	$1,094,018	$1,350,701
Noncurrent Assets	7,327,261	7,450,032
Current Liabilities	2,042,882	2,060,460
Noncurrent Liabilities	103,058	78,888
Shareholders’ Equity	6,275,339	6,661,385

Statement of operation

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Net sales	$25,730	$20,446
Gross profit	3,261	4,214
Net loss	(832,818)	(543,582)
Share of losses from investments accounted for using the equity method	(180,067)	(117,424)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2020 and December 31, 2019, the Company owns 31.61% and 31.61% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Current Assets	$81,705	$82,254
Noncurrent Assets	244,821	62,768
Current Liabilities	881,742	312,950
Noncurrent Liabilities	55,450	-
Shareholders’ Deficit	(610,666)	(167,928)

Statement of operations

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Net sales	$2,237	$-
Gross Profit	(331,565)	-
Net loss	(391,686)	(49,896)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the year ended December 31, 2018, the Company sold 552,000 shares of common stock of BioHopeKing Corporation (the “BHK”) at prices ranging from NT$25, equivalent $0.82, to NT$32, equivalent $1.05, to two directors of BHK and 25 individuals. As a result of the transactions, the Company recognized investment loss of $395,476 for the same period.

On October 15, 2018 and November 2, 2018, the Company purchased an aggregate of 200,000 and 366,200 shares of common stock of BHK at NT$10, equivalent to $0.33, and NT$50, equivalent $1.64, from one of directors of BHK and eleven shareholders of BHK, respectively. The percentage of ownership accordingly increased to 7.13% as of March 31, 2020 and December 31, 2019.

On June 30, 2020, the Company sold 50,000 shares of common stock of BHK at price of NT$24, equivalent $0.82, to an individual. As a result of the transactions, the Company recognized investment loss of $38,937 and impairment loss of $944,204 for the same period.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Share of equity method investee losses	$(180,067)	$(117,424)

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

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note as of June 30, 2020.

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

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hawlin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020, and the company has not received any indication from NEA that it wants to claim the repayment of loan for 12 month. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the aggregate carrying values of the convertible debentures were $2,007,500 and $2,007,500, respectively; and accrued convertible interest was $377,441 and $181,852, respectively.

Total interest expenses in connection with the above convertible note payable were $100,375 and $18,755 for the three months ended June 30, 2020 and 2019, respectively. Total interest expenses in connection with the above convertible note payable were $195,589 and $34,755 for the six months ended June 30, 2020 and 2019, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	June 30,	December 31,
	2020	2019
Cathay United Bank	$255,000	$250,500
CTBC Bank	680,000	668,000
Cathay Bank	750,000	1,000,000
Total	$1,685,000	$1,918,500

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $255,000. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $255,000. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $255,000 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $255,000 for one year, which is due on September 6, 2020. As of June 30, 2020 and 2019, the effective interest rates per annum were 2.22%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,285 and $1,352 for the three months ended June 30, 2020 and 2019, respectively.

Interest expenses were $2,663 and $2,682 for the six months ended June 30, 2020 and 2019, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $340,000, and NT$10,000,000, equivalent to $340,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $680,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $680,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $680,000 for six months, which is due on January 15, 2021. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan is also personal guaranteed by the Company’s chairman and BioFirst.

Interest expenses were $2,828 and $2,648 for the three months ended June 30, 2020 and 2019, respectively.

Interest expenses were $5,583 and $5,252 for the six months ended June 30, 2020 and 2019, respectively.

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

In addition, on January 8, 2019, each of the Company and BriVision, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BriVision (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 30, 2020, the Company repaid the principal amount of $250,000. The outstanding loan balance was $750,000 as of June 30, 2020.

Interest expenses were $20,582 and $16,206 for the three months ended June 30, 2020 and 2019, respectively.

Interest expenses were $34,322 and $25,733 for the six months ended June 30, 2020 and 2019, respectively.

(2)	Long-term bank loan consists of the following:

	June 30,	December 31,
	2020	2019
Cathay United Bank	$-	$13,403
Less: current portion of long-term bank loan	-	(13,403)
Total	$-	$-

Cathay United Bank

On April 30, 2010, BioLite Taiwan entered a seven-year bank loan of NT$8,900,000, equivalent to $288,360, with Cathay United Bank. The term started April 30, 2010 with maturity date at April 30, 2017. On April 30, 2017, BioLite Taiwan extended the original loan agreement for additional three years with the new maturity date at April 30, 2020. The loan balance bears interest at a floating rate of prime rate plus variable rates from 0.77% to 1.17%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The loan was collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. On April 30, 2020, the loan was paid off in full.

Interest expenses were $7 and $233 for the three months ended June 30, 2020 and 2019, respectively.

Interest expenses were $63 and $517 for the six months ended June 30, 2020 and 2019, respectively.

9. PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

On April 14, 2020, the Company received a loan in the amount of $124,400 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll.

The loan was granted pursuant to a promissory note dated April 14, 2020 issued by the Company, which matures on April 13, 2022 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is two years after the date of the promissory note. In addition, the Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on the date that is seven months after the date of the promissory note, with all subsequent interest payments to be due on the same day of each month after that. No collateral or personal guarantees are required.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $102,000, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. As of June 30, 2020 and December 31, 2019, the balance due to this individual amounted to $102,000 and $100,200, respectively. Interest expense was $3,014 and $2,907 for the three months ended June 30, 2020 and 2019, respectively. Interest expense was $6,002 and $5,814 for the six months ended June 30, 2020 and 2019, respectively.

On January 1, 2011, BioLite Inc, the Company's subsidiary, entered a collaborative agreement with Medical and Pharmaceutical Industry Technology and Development Center (“PITDC”), a Taiwanese company. Pursuant to the collaborative agreement, PITDC granted the Company the sole licensing right for drug and therapeutic use of depressive disorders related patent and technology expired in November 2026. The total consideration for obtaining such grant was NT$17,000,000 (equivalent approximately $573,500), of which NT$3,400,000 (equivalent approximately $114,710) is due within 30 days upon signing the agreement and the remaining balance of NT$13,600,000 (equivalent approximately $458,000) is due pursuant to a milestone payment schedule. In addition, the Company is required to pay PITDC 10% of sublicensing revenues net of related research and development cost and royalties at a range from 1% to 3% of sales of drugs. The Company paid the upfront payment of NT$3,400,000 (equivalent approximately $114,710) in 2011, the first milestone payment of NT$2,550,000 (equivalent approximately $86,000) in 2012, and the third milestone payment of NT$2,125,000 (equivalent approximately $71,700) in 2013. The Company recorded these amounts as research and development expenses when incurred. Pursuant to the in-licensing collaboration agreement with PITDC, the Company is required to pay PITDC 10% of sublicensing revenues to PITDC. On April 30, 2020, the Company recorded notes payable to PITDC for the fourth milestone payment of NT$1,338,750 (equivalent to $45,518). As of June 30, 2020 and December 31, 2019, the accrued milestone payment was $45,518 and $0, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020.

12. RELATED PARTIES TRANSACTIONS

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as the Chairman of the board of directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC

Accounts receivable – related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2020	2019
GenePharm Inc.	$142,225	$142,225
Rgene	1,053	1,053
Amkey	1,600	-
Total	$144,878	$143,278

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2020	2019
Rgene	$39,233	$36,332
AsiaGene	3,847	3,578
BioFirst	146,150	137,151
BioFirst (Australia)	361,487	40,000
BioHopeKing Corporation	118,029	115,946
LBG USA	675	675
BioLite Japan	100,000	-
Total	$769,421	$333,682

(1)	As of June 30, 2020, and December 31, 2019, the Company has advanced an aggregate amount of $39,233 and $36,332 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. On January 1, 2020, the contract has been renewed for another year, when the new maturity date now is on December 31, 2020. As of June 30, 2020, and December 31, 2019, the outstanding loan balance was $31,711 and $29,194; and accrued interest was $7,522 and $7,138, respectively.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,397, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. On January 1, 2020, the agreement has been renewed for another year, when the new maturity date now is on December 31, 2020. As of June 30, 2020, and December 31, 2019, the outstanding loan balance was $3,397 and $3,340, and accrued interest was $450 and $238, respectively.

(3)	On July 12, 2019, the Company had an aggregate amount of loan with BioFirst of $150,000 to meet its working capital needs, pursuant to which the interest bears at 12% per annum. The Company paid back $21,317 in 2019. The remaining loan balance was $128,683 as of December 31, 2019. This loan is matured on July 11, 2020 and bears interest at 1% per month (or equivalent to 12% per annum). As of June 30, 2020, and December 31, 2019, the outstanding loan balance was $128,683, and accrued interest was $17,467 and $8,468, respectively.

(4)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to June 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $321,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan will be matured on June 30, 2021 with an interest rate of 12% per annum. As of June 30, 2020, and December 31, 2019, the outstanding loan balances was $361,487 and $40,000, respectively.

(5)

On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of June 30, 2020 and December 31, 2019, due from related parties was $118,029 and $115,946, respectively.

(6)

On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of June 30, 2020 and December 31, 2019, the outstanding advance balances were $675.

(7)

On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $100,000 and the advance bear 0% interest rate. As of June 30, 2020 and December 31, 2019, the outstanding advance balances was $100,000 and $0, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2020	2019
LionGene Corporation	$11,072	$10,275
BioFirst Corporation	64,266	24,182
AsiaGene	24,017	24,017
YuanGene	9,205	9,205
The Jiangs	26,031	40,031
Kimho	52,000	21,500
Euro Asia	30,000	12,000
Due to shareholders	189,952	284,479
Due to employees	71,688	-
Total	$478,231	$425,689

(1)

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

On October 15, 2019, LionGene has advanced funds to the Company for working capital purpose in an aggregate amount of NTD $300,000, equivalent to $10,190, The advances bear 1% interest rate per month. As of June 30, 2020, and December 31, 2019, the outstanding principal of loans was $10,190 and $10,020, and accrued interest was $882 and $255, respectively. Interest expenses in connection with these loans were $306 and $0 for the three months ended June 30, 2020 and 2019, respectively. Interest expenses in connection with these loans were $600 and $0 for the six months ended June 30, 2020 and 2019, respectively.

(2)

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

Since 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of June 30, 2020, the aggregate amount of outstanding balance and accrued interest is $64,266.

(3)

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

As of June 30, 2020, AsiaGene has advanced the Company an aggregate amount of $24,017 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)

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

As of June 30, 2020, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

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

Since 2018, the Jiangs have advanced funds to the Company for working capital purpose in an aggregate amount of $353,050. The advances bear 0% interest rate and are due on demand. On August 4, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $353,050 to 50,436 shares of the Company’s common stock at a conversion price of $7.00 per share.

On Nov 15, 2019, the Jiangs has advanced funds to the Company for working capital purpose in an aggregate amount of NTD $300,000, equivalent to $10,190, The advances bear 1% interest rate per month. As of June 30, 2020, and December 31, 2019, the outstanding principal of loans was $10,190 and $10,030, and accrued interest was $768 and $154, respectively. Interest expenses in connection with these loans were $306 and $0 for the three months ended June 30, 2020 and 2019, respectively. Interest expenses in connection with these loans were $600 and $0 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Jiangs has advanced an aggregate amount of $15,073, to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand.

(7)	On July 2, 2019, the Company entered into an agreement with Kimho, starting from September 2019 with a fixed monthly retainer of $7,500 before the IPO and the amount will be increased to $13,000 after IPO. As of June 30, 2020 and December 31, 2019, the outstanding services charge was $52,000 and $21,500, respectively.

(8)	As of June 30, 2020 and December 31, 2019, Euro Asia has advanced of $30,000 and $12,000, respectively, to the Company for working capital purpose. The advances bear 0% interest rate.

(9)

On September 30, 2018, one of company’s shareholder had advanced funds to the Company for working capital purpose in an aggregate amount of NTD $4,660,000, equivalent to $158,288, The advances bear 13.6224% interest rate per annum. As of June 30, 2020, and December 31, 2019, the outstanding principal of loans was $158,288 and $155,800, and accrued interest was $347 and $0, respectively. Interest expenses in connection with these loans were $6,003 and $5,730 for the three months ended June 30, 2020 and 2019, respectively. Interest expenses in connection with these loans were $12,006 and $11,460 for the six months ended June 30, 2020 and 2019, respectively.

The outstanding balance due to one other shareholder amounted to $31,317 as of June 30, 2020. This loan bears zero interest rate and is due on demand.

(10)	During the six months ended June 30, 2020, the Company had advances from employees for working capital purpose. The outstanding balance due to one employee amounted to $71,688 as of June 30, 2020. This loan bears interest rate of 1.5% per annum, and is due on demand.

13. EQUITY

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

As stated in Note 12, in August 2019, the Company entered into several Conversion Agreements to all creditors that are listed under below table of “due to related parties” in consideration for a total of $4,872,340 owed by the Company to various creditors based on outstanding loan agreements. Under the Conversion Agreements, creditor agrees to convert the amount of debt into the Company’s common stock at a price of $7.00 per share.

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

In May 2020, the Company received capital contributions of $1,697,051 in cash from 42 investors through private placements of the sale of certain number of Common Stocks for the purchase price of $2.25 per share of Common Stock and a free warrant attaches with each Common stock that was purchased. As of June 30, 2020, the shares have not been issued and the Company recorded the advanced receipts as subscribed stock.

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and six months ended June 30, 2020 and 2019.

	For the Three Month Ended
	June 30, 2020	June 30, 2019
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,849,297)	$(557,576)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	19,488,168	17,422,988
Stock options		-
Weighted-average shares outstanding - Diluted	19,488,168	17,422,988

Loss per share
-Basic	$(0.09)	$(0.03)
-Diluted	$(0.09)	$(0.03)

	For the Six Month Ended
	June 30, 2020	June 30, 2019
Numerator:
Net loss attributable to ABVC’s common stockholders	$(3,096,835)	$(1,349,247)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	19,486,355	16,201,114
Stock options		-
Weighted-average shares outstanding - Diluted	19,486,355	16,201,114

Loss per share
-Basic	$(0.16)	$(0.08)
-Diluted	$(0.16)	$(0.08)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

15. LEASE

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

ASSETS	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$383,094	$524,445
LIABILITIES
Operating lease liabilities (current)	219,572	304,248
Operating lease liabilities (noncurrent)	172,995	235,555

Supplemental Information

The following provides details of the Company’s lease expenses:

	Six Months Ended June 30,
	2020	2019
Operating lease expenses	$154,559	$134,445

Other information related to leases is presented below:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$154,559	$134,445

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	2.58 years	3.08 years

Weighted Average Discount Rate:
Operating leases	0.55%	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2020 (excluding the six months ended June 30, 2020)	$155,778
2021	93,434
2022	51,110
2023	51,110
2024	51,110
Total future minimum lease payments, undiscounted	402,542
Less: Imputed interest	9,975
Present value of future minimum lease payments	$392,567

16. BUSINESS COMBINATION

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

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of June 30, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of June 30, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

Seasonality of Business

Our CDMO business is affected by seasonal trends, with higher levels of sales in our first, second and third quarters. These trends primarily result from the timing of seasonal activities from customers and holiday periods slowdown in the forth quarter.

Global Economic Uncertainty

Due to the COVID-19, our revenue of the first half of year in 2020 had been impacted significantly. As we have not seen a stronger signal to indicate that overall global economic will be back to normal in the third quarter, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, then the company can start operating normally.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents amounted $390,221 and $144,295, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2020 and December 31, 2019, the Company’s restricted cash equivalents amounted $16,148 and $16,148, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $944,240 for the three and six months ended June 30, 2020. Other-than-temporary impairments of equity investments were $0 for the three and six months ended June 30, 2019.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2020, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,759 and $4,296 for the three months ended June 30, 2020 and 2019, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $7,357 and 8,720 for six months ended June 30, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and six months ended June 30, 2020 and 2019.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $75 and $8,726 for the three months ended June 30, 2020 and 2019, respectively. Total non-employee stock-based compensation expenses were $600 and $17,276 for the six months ended June 30, 2020 and 2019, respectively.

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

Results of Operations — Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	June 30, 2020	June 30, 2019

Revenues	$226,513	$191,782

Cost of revenues	4,236	13,352

Gross profit	222,277	178,430

Operating expenses
Selling, general and administrative expenses	1,277,133	571,669
Research and development expenses	139,082	87,769
Stock-based compensation	75	7,800
Total operating expenses	1,416,290	667,238

Loss from operations	(1,194,013)	(488,808)

Other income (expense)
Interest income	9,350	1,066
Interest expense	(140,525)	(132,686)
Rent income	5,249	13,591
Rent income – related parties	1,200	-
Impairment loss	(944,204)	-
Investment loss	(38,937)	-
Gain/Loss on foreign exchange changes	8,656	(407)
Gain/Loss on investment in equity securities	(109,656)	(51,219)
Other income	170,179	2,398
Total other expenses	(1,038,688)	(166,443)

Loss before provision income tax	(2,232,701)	(655,251)

Provision for income tax	(48,644)	(40,798)

Net loss	(2,184,057)	(614,453)

Net loss attributable to noncontrolling interests	(334,760)	(56,877)

Net loss attributed to ABVC and subsidiaries	(1,849,297)	(557,576)
Foreign currency translation adjustment	(10,568)	61,061
Comprehensive Loss	$(1,859,865)	$(496,515)

Net loss per share:
Basic and diluted	$(0.09)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	19,488,168	17,422,988

Revenues. We generated $226,513 and $191,782 in revenues for the three months ended June 30, 2020 and 2019, respectively; and incurred $4,236 and $13,352 in cost of sales for the three months ended June 30, 2020 and 2019, respectively. The increase in revenues was mainly due to the company’s CDMO business sector was able to obtain and complete the project through their R&D activities.

Operating Expenses.  Our operating expenses have increased by $749,052, or 112%, to $1,416,290 for the three months ended June 30, 2020 from $667,238 for the three months ended June 30, 2019. Such increase in operating expenses was mainly due to the increase in both selling, general and administrative expenses and research and development expenses.

Our selling, general and administrative expenses increased by $705,464, or 123%, mainly due to the increase in company’s marketing and up-list related expenses, and salary expenses.

Our research and development expenses increased by $51,313 or approximately 58% primarily because there were major milestone payments that were occurred during the three months ended June 30, 2020.

Other Income (Expense). Our other expense was ($1,038,688) for the three months ended June 30, 2020 as compared to ($166,443) for the three months ended June 30, 2019, representing an increased expense of $872,245, or 524%. The increase was principally caused by the increase in impairment loss, investment loss, and loss on investment in equity securities, partially offset by the increase in interest income and other income.

Impairment loss was $944,204 for the three months ended June 30, 2020 as compared to $0 for the three months ended June 30, 2019. The increase of $944,204 was due to our re-assessment of valuation based on the latest market consensus and trading price.

Investment loss was $38,937 for the three months ended June 30, 2020 as compared to $0 for the three months ended June 30, 2019. The increase of investment loss of $38,937 was mainly due to our liquidation of stocks at lower than historical book value based on the market condition.

Loss on investment in equity securities was $109,656 for the three months ended June 30, 2020 as compared to $51,219 for the three months ended June 30, 2019, representing an increased loss of $58,437, or 114%, which was mainly due to the investment in a related party, BioFirst, accounted for using the equity method during the three months ended June 30, 2020.

Interest income was $9,350 for the three months ended June 30, 2020 as compared to $1,066 for the three months ended June 30, 2019. The increase of $8,284, or approximately 777%, was primarily due to the interest income from various related-party loans.

Other income was $170,179 for the three months ended June 30, 2020 as compared to $2,398 for the three months ended June 30, 2019. The increase of $167,781, or approximately 6,997%, was primarily due to the adjustments of tax refund contributed by BioFirst based on the co-development agreement.

Net Loss. As a result of the above factors, our net loss was $2,184,057 for the three months ended June 30, 2020 compared to $614,453 for the three months ended June 30, 2019, representing a decrease of $1,569,604, or 255%.

Results of Operations — Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	June 30, 2020	June 30, 2019

Revenues	$305,299	$404,024

Cost of revenues	8,195	14,851

Gross profit	297,104	389,173

Operating expenses
Selling, general and administrative expenses	2,430,022	1,082,472
Research and development expenses	231,872	509,725
Stock-based compensation	600	16,350
Total operating expenses	2,662,494	1,608,547

Loss from operations	(2,365,390)	(1,219,374)

Other income (expense)
Interest income	20,070	1,255
Interest expense	(272,042)	(262,572)
Rent income	10,480	9,700
Rent income – related parties	2,400	-
Impairment loss	(944,204)	-
Investment loss	(38,937)	-
Gain/Loss on foreign exchange changes	8,658	404
Gain/Loss on investment in equity securities	(180,067)	(117,424)
Other income	176,501	1,898
Total other expenses	(1,217,141)	(366,739)

Loss before provision income tax	(3,582,531)	(1,586,113)

Provision for income tax	(89,212)	(98,343)

Net loss	(3,493,319)	(1,487,770)

Net loss attributable to noncontrolling interests	(396,484)	(138,523)

Net loss attributed to ABVC and subsidiaries	(3,096,835)	(1,349,247)
Foreign currency translation adjustment	(17,019)	(25,725)
Comprehensive Loss	$(3,113,854)	$(1,374,972)

Net loss per share:
Basic and diluted	$(0.16)	$(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	19,486,355	16,201,114

Revenues. We generated $ 305,299 and $ 404,024 in revenues for the six months ended June 30, 2020 and 2019, respectively; and incurred $ 8,195 and $ 14,851 in cost of sales for the six months ended June 30, 2020 and 2019, respectively. The decrease in revenues was mainly due to the impact of COVID-19 onto our CDMO business sector. Even though our operation was not required to shut down during the shelter-in-place period, several clients had decided to postpone the progress of their current and new projects that we have been engaged with.

Operating Expenses.  Our operating expenses have increased by $1,053,947, or 66%, to $ 2,662,494 for the six months ended June 30, 2020 from $1,608,547 for the six months ended June 30, 2019. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses.

Our selling, general and administrative expenses increased by $ 1,347,550, or 124%, mainly due to the increase in company’s marketing and up-list related expenses, and salary expenses.

Our research and development expenses decreased by $277,853 or approximately -55 % primarily because there were less milestone payments during the six months ended June 30, 2020.

Other Income (Expense). Our other expense was ($1,217,141) for the six months ended June 30, 2020 as compared to ($366,739) for the six months ended June 30, 2019, representing an increased expense of $850,402, or 232%. The increase was principally caused by the increase in impairment loss, investment loss, and loss on investment in equity securities, partially offset by the increase in interest income and other income.

Impairment loss was $944,204 for the six months ended June 30, 2020 as compared to $0 for the six months ended June 30, 2019. The increase of $944,204 was due to our re-assessment of valuation based on the latest market consensus and trading price.

Investment loss was $38,937 for the six months ended June 30, 2020 as compared to $0 for the six months ended June 30, 2019. The increase of $38,937 was mainly due to our liquidation of stocks at lower than historical book value based on the market condition.

Loss on investment in equity securities was $180,067 for the six months ended June 30, 2020 as compared to $117,424 for the six months ended June 30, 2019, representing an increase of $62,643, or 53%, which was mainly due to the investment in a related party, BioFirst, accounted for using the equity method during the six months ended June 30, 2020.

Interest income was $20,070 for the six months ended June 30, 2020 as compared to $1,255 for the six months ended June 30, 2019. The increase of $18,815, or approximately 1,499%, was primarily due to the interest income from various related-party loans.

Other income was $176,501 for the six months ended June 30, 2020 as compared to $1,898 for the six months ended June 30, 2019. The increase of $174,603, or approximately 9,199%, was primarily due to the adjustments of tax refund contributed by BioFirst based on the co-development agreement.

Net Loss. As a result of the above factors, our net loss was $3,493,319 for the six months ended June 30, 2020 compared to $1,487,770 for the six months ended June 30, 2019, representing an decrease of $2,005,549, or -135%.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
Current Assets	$1,604,854	$878,238
Current Liabilities	$7,574,311	$6,814,193
Working Capital (deficit)	$(5,969,457)	$(5,935,955)

Cash Flow from Operating Activities

During the six months ended June 30, 2020 and 2019, the net cash used in operating activities were $2,047,071 and $1,396,500, respectively. The increase in the amount used in operating activities of $650,571 was primarily due to the increased net loss and due from related parties, partially offset by the increase in non-cash based investment loss and loss on investment in equity securities, and accrued expense during the six months ended June 30, 2020.

Cash Flow from Investing Activities

During the six months ended June 30, 2020, the net cash provided by in investing activities was $33,300, compared to the net cash used in investing activities was ($20,976) for the six months ended June 30, 2019. The increase in net cash provided by investing activities in the amount of $54,276 was primarily due to the net proceeds from sale of investment during the six months ended June 30, 2020.

Cash Flow from Financing Activities

During the six months ended June 30, 2020 and 2019, the net cash provided by financing activities were $2,255,107 and $1,731,518, respectively. The net cash provided by financing activities increased by $523,589 during the compared periods mainly because our success of fundraising activities through private placements, partially offset by the prepayment of long-term bank loan during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Nil.

ITEM 1A. RISK FACTORS.

Except as disclosed below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on May 15, 2020.

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus (“COVID-19”). The spread of the COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has caused different countries and cities to mandate curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus.

The negative impact of COVID-19 on our operations is ongoing and the extent of which remains uncertain and potentially wide-spread, including:

●	our ability to successfully execute our long-term growth strategy during these uncertain times;

●	supply chain disruptions in projects ABV-1504, ABV-1505 and ABV-1601, resulting from reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

●	our ability to perform on-site due-diligence for project ABV-1505 (MDD Phase II completed new drug candidate) and ABV-1701 (Vitargus FIH completed medical device) with our potential partners/collaborators in US, Mainland China, and Japan;

●	our ability to access capital sources and maintain compliance with our credit facilities, as well as the ability of our key customers, suppliers, and vendors to do the same in regard to their own obligations; and

●	diversion of management and employee attention and resources from key business activities and risk management outside of COVID-19 response efforts, including maintenance of internal controls.

The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis and therefore, despite our efforts and developments to combat the virus, there can be no assurance that these measures will prove successful. The extent to which COVID-19 continues to impact the Company’s business, sales, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Incorporated by reference to
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed herewith

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: August 14, 2020	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)