Form 10-Q
period 2020-09-30
American BriVision (Holding) Corp
filed 2020-11-17
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-91436

American BriVision (Holding) Corporation.

(Exact name of Registrant as specified in its charter)

Nevada	26-0014658
State or jurisdiction of incorporation or organization	IRS Employer Identification Number

44370 Old Warm Springs Blvd.

Fremont, CA 94538

Tel: (510) 668-0881

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2020, there were 20,813,903 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$135,705	$144,295
Restricted cash and cash equivalents	16,148	16,148
Accounts receivable, net	146,715	163,566
Accounts receivable - related parties, net	146,078	143,278
Due from related parties	632,517	333,682
Inventory, net	-	-
Prepaid expense and other current assets	100,626	77,269
Total Current Assets	1,177,789	878,238

Property and equipment, net	506,159	520,930
Operating lease right-of-use assets	1,842,988	524,445
Goodwill, net	-	-
Long-term investments	1,192,070	3,364,619
Deferred tax assets	1,648,579	1,460,033
Prepaid expenses – noncurrent	116,918	135,443
Security deposits	44,882	44,103
Total Assets	$6,529,385	$6,927,811

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$23,074	$23,995
Short-term bank loans	1,698,750	1,918,500
Short-term loan	100,000	-
Long-term bank loans – current portion	-	13,403
Notes payable	126,917	100,200
Accrued expenses and other current liabilities	2,730,783	2,007,573
Advance from customers	13,417	13,085
Operating lease liabilities – current portion	311,740	304,248
Due to related parties	540,866	425,689
Convertible notes payable – current portion	250,000	820,000
Convertible notes payable – related parties, current portion	250,000	1,187,500
Total Current Liabilities	6,045,547	6,814,193
Paycheck Protection Program Loan Payable	124,400	-
Tenant security deposit	20,030	2,880
Operating lease liability – noncurrent portion	1,531,248	235,555
Total Liabilities	7,721,225	7,052,628

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 20,393,903 and 19,478,168 shares issued and outstanding	20,394	19,478
Additional paid-in capital	29,948,811	28,180,348
Subscribed stock	2,153,231	-
Stock subscription receivable	(3,386,100)	(4,063,320)
Accumulated deficit	(20,794,104)	(15,851,223)
Other comprehensive income	621,350	663,753
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ deficit	(536,418)	(150,964)
Noncontrolling interest	(655,422)	26,147
Total Equity (Deficit)	(1,191,840)	(124,817)

Total Liabilities and Equity (Deficit)	$6,529,385	$6,927,811

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$115,553	$197,733	$420,852	$601,757

Cost of revenues	8,619	2,797	16,814	17,648

Gross profit	106,934	194,936	404,038	584,109

Operating expenses
Selling, general and administrative expenses	1,262,199	1,041,319	3,692,821	2,140,140
Research and development expenses	134,501	269,239	366,374	778,964
Total operating expenses	1,396,700	1,310,558	4,059,195	2,919,104

Loss from operations	(1,289,766)	(1,115,622)	(3,655,157)	(2,334,995)

Other income (expense)
Interest income	19,571	6,024	39,641	7,279
Interest expense	(16,311)	(111,968)	(288,353)	(374,540)
Rent income	4,774	4,574	15,254	14,274
Rent income – related parties	1,200	1,600	3,600	1,600
Impairment loss	(8,507)	-	(952,711)	-
Investment loss	665	-	(38,272)	-
Gain/Loss on foreign exchange changes	(90)	(2)	8,569	402
Gain/Loss on investment in equity securities	(887,231)	(64,689)	(1,067,298)	(182,113)
Other income	(171)	(1,047)	176,330	851
Total other expenses	(886,100)	(165,508)	(2,103,240)	(532,247)

Loss before provision income tax	(2,175,866)	(1,281,130)	(5,758,397)	(2,867,242)

Provision for income tax	(44,735)	48,555	(133,947)	(49,788)

Net loss	(2,131,131)	(1,329,685)	(5,624,450)	(2,817,454)

Net loss attributable to noncontrolling interests	(285,085)	(114,826)	(681,569)	(253,349)

Net loss attributed to ABVC and subsidiaries	(1,846,046)	(1,214,859)	(4,942,881)	(2,564,105)
Foreign currency translation adjustment	(25,384)	(61,061)	(42,403)	(86,786)
Comprehensive loss	$(1,871,430)	$(1,275,920)	$(4,985,284)	$(2,650,891)

Net loss per share:
Basic and diluted	$(0.09)	$(0.06)	$(0.25)	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	19,488,168	19,020,824	19,486,959	17,333,902

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	2020	2019
Cash flows from operating activities
Net loss	$(5,624,450)	$(2,817,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,329	43,893
Stock based compensation for nonemployees	999,820	356,809
Gain/Loss on investment in equity securities	1,067,298	182,113
Other non-cash income and expenses	(15,360)	(4,022)
Investment loss	990,982	-
Deferred tax	(136,797)	(52,638)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	14,051	(102,527)
Decrease (increase) in prepaid expenses and deposits	47,310	23,965
Decrease (increase) in due from related parties	381,918	(283,831)
Decrease (increase) in inventory	-	1,298
Increase (decrease) in accounts payable	(921)	2,838
Increase (decrease) in notes payable	22,806	(14,490)
Increase (decrease) in accrued expenses and other current liabilities	429,051	572,969
Increase (decrease) in advanced from others	332	376,639
Increase (decrease) in due to related parties	(582,242)	75,729
Net cash used in operating activities	(2,375,873)	(1,638,709)

Cash flows from investing activities
Net proceeds from sale of investment	137,088	-
Loan to related parties	(469,627)	(17,388)
Long-term equity investment	-	(17,691)
Net cash used in investing activities	(332,539)	(35,079)

Cash flows from financing activities
Issuance of common stock for private placement	2,153,231	-
Proceeds from issuance of common stock for acquisition	-	531,147
Proceeds from convertible notes	-	957,500
Proceeds from short-term loan	100,000	1,000,000
Proceeds from long-term loan	124,400	-
Net proceeds from short term borrowings from third parties	512,212	846,300
Net proceeds from short term borrowings from related parties	72,433
Repayment of borrowings from related parties	-	(820,000)
Repayment of long-term bank loans	(263,483)	(31,703)
Net cash provided by financing activities	2,698,793	2,483,244

Effect of exchange rate changes on cash and cash equivalents	1,029	(437)

Net increase (decrease) in cash and cash equivalents	(8,590)	809,019

Cash and cash equivalents
Beginning	160,443	242,781
Ending	$151,853	$1,051,800

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$130,309	$103,099
Income taxes paid	$-	$2,050
Non-cash financing and investing activities
Common shares issued for debt conversion	$1,446,780	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock			Stock	Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscribed Stock	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2018	11,885,468	$11,885	$-	$	$14,983,714	$(12,209,446)	$655,851	(275,347)	$(9,100,000)	$317,610	$(5,340,386)
Issuance of common shares	1,642,291	1,642	-	-	692,577	-	-		-	-	694,219
Effects of restructuring	4,166,530	4,167	-	-	(4,167)	-	-		-	-	-
Stock based compensation	-	-	-	-	8,550	-	-		-	-	8,550
Net loss for the period	-	-	-	-	-	(791,671)	-		-	(81,646)	(873,317)
Cumulative transaction adjustments	-	-	-	-	-		(15,412)		-	-	(15,412)
Balance at March 31, 2019	17,694,289	17,694	-	-	15,680,674	(13,001,117)	640,439	(275,347)	(9,100,000)	235,964	(5,526,346)
Issuance of common shares	428,571	429	-	-	2,999,571	-	-	-	-	-	3,000,000
Stock based compensation	-	-	-	-	7,800	-	-	-	-	-	7,800
Net loss for the period	-	-	-	-	-	(557,576)	-	-	-	(56,877)	(614,453)
Cumulative transaction adjustments	-	-	-	-	-	-	(8,429)	-	-	-	(8,429)
Balance at June 30, 2019	18,122,860	18,123	-	-	18,688,045	(13,558,693)	632,010	(275,347)	(9,100,000)	179,087	(3,141,428)
Issuance of common shares	1,355,308	1,355	-	(4,289,060)	9,486,339	-	-	-	-	-	5,198,634
Stock based compensation	-	-	-	-	5,739	-	-	-	-	-	5,739
Net loss for the period	-	-	-	-	-	(1,214,859)	-	-	-	(114,826)	(1,329,685)
Cumulative transaction adjustments	-	-	-	-	-	-	(3,069)	-	-	-	(3,069)
Balance at September 30, 2019	19,478,168	$19,478	$-	$(4,289,060)	$28,180,123	$(14,773,552)	$628,941	(275,347)	$(9,100,000)	$64,261	$730,191

	Common Stock			Stock	Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscribed tock	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2019	19,478,168	$19,478	$-	$(4,063,320)	$28,180,348	$(15,851,223)	$663,753	(275,347)	$(9,100,000)	$26,147	$(124,817)
Issuance of common shares	10,000	10	-	225,740	41,989	-	-		-	-	267,739
Stock based compensation			-	-	525		-				525
Net loss for the period	-	-	-	-		(1,247,538)	-		-	(61,724)	(1,309,262)
Cumulative transaction adjustments	-	-	-	-	-		(6,451)		-	-	(6,451)
Balance at March 31, 2020	19,488,168	19,488	-	(3,837,580)	28,222,862	(17,098,761)	657,302	(275,347)	(9,100,000)	(35,577)	(1,172,266)
Issuance of common shares	-	-	1,697,051	225,740	-	-	-	-	-	-	1,922,791
Stock based compensation	-	-	-	-	75	-	-	-	-	-	75
Net loss for the period	-	-	-	-	-	(1,849,297)	-	-	-	(334,760)	(2,184,057)
Cumulative transaction adjustments	-	-	-	-	-	-	(10,568)	-	-	-	(10,568)
Balance at June 30, 2020	19,488,168	19,488	1,697,051	(3,611,840)	28,222,937	(18,948,058)	646,734	(275,347)	(9,100,000)	(370,337)	(1,444,025)
Issuance of common shares	905,735	906	456,180	225,740	1,725,874	-	-	-	-	-	2,408,700
Net loss for the period	-	-	-	-	-	(1,846,046)	-	-	-	(285,085)	(2,131,131)
Cumulative transaction adjustments	-	-	-	-	-	-	(25,384)	-	-	-	(25,384)
Balance at September 30, 2020	20,393,903	$20,394	$2,153,231	$(3,386,100)	$29,948,811	$(20,794,104)	$621,350	(275,347)	$(9,100,000)	$(655,422)	$(1,191,840)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American BriVision (Holding) Corporation (the “Company” or “Holding entity”), a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology to fulfill unmet medical needs and focuses on the development of new drugs and medical devices derived from plants.  BriVision develops its pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company to identify drugs that BriVision believes demonstrate efficacy and safety. Once a drug appears to be a good candidate for development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia and Taiwan to conduct a Phase II clinical trial. At present, clinical trials for the Company’s drugs and medical devices are being conducted at such world-famous institutions as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center. BriVision had no predecessor operations prior to its formation on July 21, 2015.

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

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents amounted $135,705 and $144,295, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of September 30, 2020 and December 31, 2019, the Company’s restricted cash equivalents amounted $16,148 and $16,148, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $8,507 and $952,711 for the three and nine month ended September 30, 2020. Other-than-temporary impairments of equity investments were $0 for the three and nine months ended September 30, 2019.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2020, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,612 and $3,646 for the three months ended September 30, 2020 and 2019, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $10,969 and $12,365 for nine months ended September 30, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and nine months ended September 30, 2020 and 2019.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $999,220 and $339,533 for the three months ended September 30, 2020 and 2019, respectively. Total non-employee stock-based compensation expenses were $999,820 and $356,809 for the nine months ended September 30, 2020 and 2019, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2020 and 2019. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 12). Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. During the year ended December 31, 2017, the Company has received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company has recognized investment loss of $549. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

The Company and Rgene signed an amendment to the Co-Dev Agreement on November 10, 2020, pursuant to which both parties agreed to delete AB-1507 HER2/neu Positive Breast Cancer Combination Therapy and AB 1527 Ovary Cancer Combination Therapy and add ABV-1519 EGFR Positive Non-Small Cell Lung Cancer Combination Therapy and ABV-1526 Large Intestine / Colon / Rectal Cancer Combination Therapy to the products to be co-developed and commercialized. Other provisions of the Co-Dev Agreement remain in full force and effect.

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, American BriVision Corporation entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 12).

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

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement (“Purchase Agreement 2”) with BioFirst Corporation (“BioFirst”). Pursuant to Purchase Agreement 2, the Company issued 414,702 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst (the “Total Payment”) in connection with a loan provided to BriVision from BioFirst.

4. INVENTORY

Inventory consists of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Finished goods	$97,847	$94,727
Work-in-process	21,357	20,676
Raw materials	59,811	57,904
Allowance for inventory valuation and obsolescence loss	(179,015)	(173,307)
Inventory, net	$-	$-

5. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Land	$383,420	$371,195
Buildings and leasehold improvements	2,229,480	2,225,386
Machinery and equipment	990,889	987,234
Office equipment	184,083	178,409
	3,787,872	3,762,224
Less: accumulated depreciation	(3,281,713)	(3,241,294)
Property and equipment, net	$506,159	$520,930

Depreciation expense were $8,730 and $14,262 for the three months ended September 30, 2020 and 2019, respectively.

Depreciation expenses were $30,329 and $43,893 for nine months ended September 30, 2020 and 2019, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	September 30,	December 31,	Accounting
Name of related party	2020	2019	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.72%	0.72%	Cost Method
BioHopeKing Corporation	5.98%	7.13%	Cost Method
BioFirst Corporation	15.89%	15.89%	Equity Method
Rgene Corporation	31.61%	31.61%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,610	$7,367
Genepharm Biotech Corporation	23,234	22,493
BioHopeKing Corporation	876,648	1,998,310
Sub total	907,492	2,028,170
Equity Method Investments, net
BioFirst Corporation	284,578	1,336,449
Rgene Corporation	-	-
Total	$1,192,070	$3,364,619

(a)	BioFirst Corporation (the “BioFirst):

The Company holds an equity interest in BioFirst Corporation, (the “BioFirst”), accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2020 and December 31, 2019, the Company owns 15.89% and 15.89% common stock shares of BioFirst, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	September 30, 2020	December 31, 2019
	(Unaudited)
Current Assets	$2,401,916	$1,350,701
Noncurrent Assets	2,435,255	7,450,032
Current Liabilities	2,594,396	2,060,460
Noncurrent Liabilities	86,415	78,888
Shareholders’ Equity	2,156,360	6,661,385

Statement of operation

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Net sales	$134,759	$32,235
Gross profit	6,397	5,048
Net loss	(4,936,294)	(842,838)
Share of losses from investments accounted for using the equity method	(1,067,298)	(182,113)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2020 and December 31, 2019, the Company owns 31.61% and 31.61% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Current Assets	$83,651	$82,254
Noncurrent Assets	403,105	62,768
Current Liabilities	1,052,028	312,950
Noncurrent Liabilities	103,497	-
Shareholders’ Deficit	(668,769)	(167,928)

Statement of operations

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Net sales	$16,449	$-
Gross Profit	(332,763)	-
Net loss	(441,678)	(59,717)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the year ended December 31, 2018, the Company sold 552,000 shares of common stock of BioHopeKing Corporation (the “BHK”) at prices ranging from NT$25, equivalent $0.82, to NT$32, equivalent $1.05, to two directors of BHK and 25 individuals. As a result of the transactions, the Company recognized investment loss of $395,476 for the same period.

On October 15, 2018 and November 2, 2018, the Company purchased an aggregate of 200,000 and 366,200 shares of common stock of BHK at NT$10, equivalent to $0.33, and NT$50, equivalent $1.64, from one of directors of BHK and eleven shareholders of BHK, respectively. The percentage of ownership accordingly increased to 7.13% as of December 31, 2019.

During the nine months ended September 30, 2020, the Company sold 204,000 shares of common stock of BHK at price of NT$24, equivalent $0.82, to several individuals, and the percentage of ownership was 5.98% as of September 30, 2020. As a result of the transactions, the Company recognized investment loss of $38,272 and impairment loss of $952,711 for the same period.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Share of equity method investee losses	$(1,067,298)	$(182,113)

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

On May 30 and July 10, 2019, the Company issued two (2) twelve-month term unsecured convertible promissory notes (the “KSL Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “KSL”), pursuant to which the Company received $160,000 and $90,000, respectively. The KSL Note bears interest at 20% per annum. The Company shall pay to KSL an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KSL Note, which is on May 29, 2020 and July 9, 2020. At any time from the issuance date until the KSL Note has been satisfied, the KSL may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $0.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of the embedded beneficial conversion feature present in the KSL Note. On May 13, 2020, the Company received an acknowledgement letter from KSL that they will not claim the repayment of loan for 12 months. On November 9, 2020, the Company entered into an agreement with “KSL”. The aggregate principal amount plus accrued interest expenses are $270,272, and KSL agreed to use the full amount to purchase certain securities pursuant to a securities purchase agreement (the “SPA”); KSL agreed to purchase and the Company agreed to sell to 120,121 shares of the Company’s common stock and warrants for a purchase price of $270,272 (the “Offering”).

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note as of September 30, 2020. On September 30, 2020, the Company paid off the convertible promissory note of $306,667, including principal and accrued and unpaid interest expense.

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

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hawlin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the aggregate carrying values of the convertible debentures were $500,000 and $2,007,500, respectively; and accrued convertible interest was $56,519 and $181,852, respectively.

Total interest expenses in connection with the above convertible note payable were ($23,472) and $18,755 for the three months ended September 30, 2020 and 2019, respectively. Total interest expenses in connection with the above convertible note payable were $172,117 and $53,510 for the nine months ended September 30, 2020 and 2019, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	September 30,	December 31,
	2020	2019
Cathay United Bank	$258,750	$250,500
CTBC Bank	690,000	668,000
Cathay Bank	750,000	1,000,000
Total	$1,698,750	$1,918,500

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $258,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $258,750. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $258,750 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $258,750 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $258,750 for one year, which is due on September 6, 2021.As of September 30, 2020 and 2019, the effective interest rates per annum were 2.22%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,256 and $1,351 for the three months ended September 30, 2020 and 2019, respectively.

Interest expenses were $3,919 and $4,025 for the nine months ended September 30, 2020 and 2019, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $345,000, and NT$10,000,000, equivalent to $345,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $690,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $690,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $690,000 for six months, which is due on January 15, 2021. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan is also personal guaranteed by the Company’s chairman and BioFirst.

Interest expenses were $2,896 and $2,646 for the three months ended September 30, 2020 and 2019, respectively.

Interest expenses were $8,479 and $7,879 for the nine months ended September 30, 2020 and 2019, respectively.

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

In addition, on January 8, 2019, each of the Company and BriVision, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BriVision (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 30, 2020, the Company repaid the principal amount of $250,000. The outstanding loan balance was $750,000 as of September 30, 2020.

Interest expenses were $12,458 and $16,899 for the three months ended September 30, 2020 and 2019, respectively.

Interest expenses were $46,780 and $42,632 for the nine months ended September 30, 2020 and 2019, respectively.

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

Interest expenses were $0 and $163 for the three months ended September 30, 2020 and 2019, respectively.

Interest expenses were $63 and $745 for the nine months ended September 30, 2020 and 2019, respectively.

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

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $103,500, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. As of September 30, 2020 and December 31, 2019, the balance due to this individual amounted to $103,500 and $100,200, respectively. Interest expense was $3,070 and $2,899 for the three months ended September 30, 2020 and 2019, respectively. Interest expense was $9,072 and $8,696 for the nine months ended September 30, 2020 and 2019, respectively.

On January 1, 2011, BioLite Inc, the Company's subsidiary, entered a collaborative agreement with Medical and Pharmaceutical Industry Technology and Development Center (“PITDC”), a Taiwanese company. Pursuant to the collaborative agreement, PITDC granted the Company the sole licensing right for drug and therapeutic use of depressive disorders related patent and technology expired in November 2026. The total consideration for obtaining such grant was NT$17,000,000 (equivalent approximately $586,500), of which NT$3,400,000 (equivalent approximately $117,300) is due within 30 days upon signing the agreement and the remaining balance of NT$13,600,000 (equivalent approximately $469,200) is due pursuant to a milestone payment schedule. In addition, the Company is required to pay PITDC 10% of sublicensing revenues net of related research and development cost and royalties at a range from 1% to 3% of sales of drugs. The Company paid the upfront payment of NT$3,400,000 (equivalent approximately $117,300) in 2011, the first milestone payment of NT$2,550,000 (equivalent approximately $87,975) in 2012, and the third milestone payment of NT$2,125,000 (equivalent approximately $73,313) in 2013. The Company recorded these amounts as research and development expenses when incurred. Pursuant to the in-licensing collaboration agreement with PITDC, the Company is required to pay PITDC 10% of sublicensing revenues to PITDC. On April 30, 2020, the Company recorded notes payable to PITDC for the fourth milestone payment of NT$1,338,750 (equivalent to $46,187). As of September 30, 2020 and December 31, 2019, the accrued milestone payment was $23,417 and $0, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as the Chairman of the board of directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2020	2019
GenePharm Inc.	$142,225	$142,225
Rgene	1,053	1,053
Amkey	2,800	-
Total	$146,078	$143,278

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2020	2019
Rgene	$40,709	$36,332
AsiaGene	4,007	3,578
BioFirst	-	137,151
BioFirst (Australia)	367,361	40,000
BioHopeKing Corporation	119,765	115,946
LBG USA	675	675
BioLite Japan	100,000	-
Total	$632,517	$333,682

(1)	As of September 30, 2020, and December 31, 2019, the Company has advanced an aggregate amount of $40,709 and $36,332 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. On January 1, 2020, the contract has been renewed for another year, when the new maturity date now is on December 31, 2020. As of September 30, 2020, and December 31, 2019, the outstanding loan balance was $30,705 and $29,194; and accrued interest was $10,004 and $7,138, respectively.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,397, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. On January 1, 2020, the agreement has been renewed for another year, when the new maturity date now is on December 31, 2020. As of September 30, 2020, and December 31, 2019, the outstanding loan balance was $3,450 and $3,340, and accrued interest was $557 and $238, respectively.

(3)	On July 12, 2019, the Company had an aggregate amount of loan with BioFirst of $150,000 to meet its working capital needs, pursuant to which the interest bears at 12% per annum. The Company paid back $21,317 in 2019. The remaining loan balance was $128,683 as of December 31, 2019. This loan is matured on July 11, 2020 and bears interest at 1% per month (or equivalent to 12% per annum). As of September 30, 2020, and December 31, 2019, the outstanding loan balance was $0, and accrued interest was $0 and $8,468, respectively.

(4)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to June 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $321,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan will be matured on June 30, 2021 with an interest rate of 12% per annum. As of September 30, 2020, and December 31, 2019, the outstanding loan balances was $367,361 and $40,000, respectively.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of September 30, 2020 and December 31, 2019, due from related parties was $119,765 and $115,946, respectively.

(6)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of September 30, 2020 and December 31, 2019, the outstanding advance balances were $675.

(7)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $100,000 and the advance bear 0% interest rate. As of September 30, 2020 and December 31, 2019, the outstanding advance balances was $100,000 and $0, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2020	2019
LionGene Corporation	$3,657	$10,275
BioFirst Corporation	160,871	24,182
AsiaGene	24,017	24,017
YuanGene	9,205	9,205
The Jiangs	26,449	40,031
Kimho	13,000	21,500
Euro Asia	30,000	12,000
Due to shareholders	201,234	284,479
Due to employees	72,433	–
Total	$540,866	$425,689

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

On October 15, 2019, LionGene has advanced funds to the Company for working capital purpose in an aggregate amount of NTD $300,000, equivalent to $10,350, The advances bear 1% interest rate per month. As of September 30, 2020, and December 31, 2019, the outstanding principal of loans was $2,488 and $10,020, and accrued interest was $1,169 and $255, respectively. Interest expenses in connection with these loans were $284 and $0 for the three months ended September 30, 2020 and 2019, respectively. Interest expenses in connection with these loans were $884 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

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

Since 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of September 30, 2020 and December 31, 2019, the aggregate amount of outstanding balance and accrued interest is $160,871 and $24,182, respectively.

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

As of September 30, 2020 and December 31, 2019, AsiaGene has advanced the Company an aggregate amount of $24,017 for working capital purpose. This advance bears 0% interest rate and is due on demand.

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

As of September 30, 2020 and December 31, 2019, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

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

On November 15, 2019, the Jiangs advanced funds to the Company for working capital purpose in an aggregate amount of NTD $300,000, equivalent to $10,350, The advances bear 1% interest rate per month. As of September 30, 2020, and December 31, 2019, the outstanding principal of loans was $10,350 and $10,030, and accrued interest was $1,090 and $154, respectively. Interest expenses in connection with these loans were $307 and $0 for the three months ended September 30, 2020 and 2019, respectively. Interest expenses in connection with these loans were $907 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the outstanding balance due to the Jiangs amounted to $26,449 and $40,031, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(7)	On July 2, 2019, the Company entered into an agreement with Kimho for consulting service, with such services to begin in September 2019. As of September 30, 2020 and December 31, 2019, the outstanding services charge was $13,000 and $21,500, respectively. This agreement was terminated on July 15, 2020.

(8)	As of September 30, 2020 and December 31, 2019, Euro Asia has advanced of $30,000 and $12,000, respectively, to the Company for working capital purpose. The advances bear 0% interest rate.

(9)

On September 30, 2018, one of company’s shareholder had advanced funds to the Company for working capital purpose in an aggregate amount of NTD $4,660,000, equivalent to $160,770, The advances bear 13.6224% interest rate per annum. As of September 30, 2020, and December 31, 2019, the outstanding principal of loans was $160,770 and $155,800, and accrued interest was $347 and $0, respectively. Interest expenses in connection with these loans were $321 and $5,112 for the three months ended September 30, 2020 and 2019, respectively. Interest expenses in connection with these loans were $12,006 and $15,364 for the nine months ended September 30, 2020 and 2019, respectively.

The outstanding balance due to one other shareholder/employee amounted to $40,117 as of September 30, 2020. This loan bears zero interest rate and is due on demand. In October, 2020, the Company and the shareholder/employee entered into an agreement to convert all outstanding loan to common stock at $2.00 per share (see Note 17).

(10)	During the nine months ended September 30, 2020, the Company had advances from employees for working capital purpose. The outstanding balance due to one employee amounted to $72,433 as of September 30, 2020. This loan bears interest rate of 1.5% per annum, and is due on demand.

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

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s Common Stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. On October 1, 2017, the Company and Kameyama agreed to extend the service period for one more year expiring on September 30, 2018. As a result, the non-employee stock-based compensation related to this consulting agreement was $28,800 and $5,400 for the years ended December 31, 2018 and 2017, respectively. On March 28, 2018, the Company issued 4,828 shares of the Company’s common stock at $1.60 per share in a total of $7,725 to Kameyama in connection with this consulting agreement. On October 13, 2020, the Company entered into an exchange agreement with “Kameyama”. The aggregate unpaid salary amount is $49,388, and the Company agreed to issue to “Kameyama” an aggregate of 24,694 shares of the Company’s common stock.

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

In May 2020, the Company received capital contributions of $1,697,051 in cash from 42 investors through private placements of the sale of certain number of Common Stocks for the purchase price of $2.25 per share of Common Stock and a free warrant attaches with each Common stock that was purchased. As of September 30, 2020, the shares have not been issued and the Company recorded the advanced receipts as subscribed stock.

During the nine months ended September 30, 2020, the Company received capital contributions of $456,180 in cash from 5 investors through private placements of the sale of the Company’s common stock for the purchase price of $2.25 per share and a free warrant attached with each common stock purchased. As of September 30, 2020, these common shares have not been issued and the Company recorded these advanced receipts as subscribed stock.

During the nine months ended September 30, 2020, the Company entered into a consulting agreement with a service provider for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 50,000 shares of unrestricted common shares, valued at the closing price of $2.9 per share on the grant date. As of September 30, 2020, these shares have been issued.

On July 8, 2020, the Company entered an agreement with View Trade Securities Inc. (“ViewTrade”) to engage ViewTrade as the placement agent and the Company’s advisor with respect to its ongoing capital events. The Company and ViewTrade are currently revising the agreement to provide that ViewTrade will only provide the Company with advisory services. Pursuant to the agreement, the Company agreed to pay View Trade 60,000 restricted common shares of the Company and 60,000 warrants to purchase common shares of the Company at an exercise price of $6 per share for a period of 5 years with cashless exercise provision. As of September 30, 2020, these shares have been issued, and the Company recorded consulting fee of $135,000 during the nine months ended September 30, 2020.

On September 30, 2020, the Company issued aggregated common shares of 795,735 to six previous note holders, who had converted their outstanding principals and accrued and unpaid interests during the nine months ended September 30, 2020, including the debt conversion to the following:

a.	Keypoint converted the aggregated amount of $292,826 at the conversion price of $1.84 on April 5, 2020, in exchange for 159,145 shares of the Company’s common stock, and warrants to purchase 159,145 shares of the Company’s common stock.

b.	The Odaira converted the aggregated amount of $284,036 at the conversion price of $1.84 on April 5, 2020, in exchange for 154,368 shares of the Company’s common stock, and warrants to purchase 154,368 shares of the Company’s common stock.

c.	The C.L.L. converted the aggregated amount of $289,974 at the conversion price of $1.78 on April 20, 2020, in exchange for 162,908 shares of the Company’s common stock, and warrants to purchase 162,908 shares of the Company’s common stock.

d.	The KLS converted the aggregated amount of $225,222 at the conversion price of $1.78 on April 20, 2020, in exchange for 126,530 shares of the Company’s common stock, and warrants to purchase 126,530 shares of the Company’s common stock.

e.	The Yu and Wei converted the aggregated amount of $354,722 at the conversion price of $1.84 on April 5, 2020, in exchange for 192,784 shares of the Company’s common stock, and warrants to purchase 192,784 shares of the Company’s common stock.

See Note 7 for more details in connection with the above debt conversion.

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended
	September 30, 2020	September 30, 2019
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,846,046)	$(1,214,859)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	19,488,168	19,020,824
Stock options		–
Weighted-average shares outstanding - Diluted	19,488,168	19,020,824

Loss per share
-Basic	$(0.09)	$(0.06)
-Diluted	$(0.09)	$(0.06)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Numerator:
Net loss attributable to ABVC’s common stockholders	$(4,942,881)	$(2,564,105)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	19,486,959	17,333,902
Stock options		–
Weighted-average shares outstanding - Diluted	19,486,959	17,333,902

Loss per share
-Basic	$(0.25)	$(0.15)
-Diluted	$(0.25)	$(0.15)

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

The Company has no finance leases. The Company’s leases primarily include various office and laboratory spaces, copy machine, and vehicles under various operating lease arrangements. The Company’s operating leases have remaining lease terms of up to approximately five years.

ASSETS	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$1,842,988	$524,445
LIABILITIES
Operating lease liabilities (current)	311,740	304,248
Operating lease liabilities (noncurrent)	1,531,248	235,555

Supplemental Information

The following provides details of the Company’s lease expenses:

	Nine Months Ended September 30,
	2020	2019
Operating lease expenses	$233,262	$195,923

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$233,262	$195,923

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	3.33 years	3.08 years

Weighted Average Discount Rate:
Operating leases	0.55%	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2020 (excluding the nine months ended September 30, 2020)	$79,090
2021	323,163
2022	339,936
2023	356,840
2024	373,745
2025	395,077
Total future minimum lease payments, undiscounted	1,867,851
Less: Imputed interest	24,863
Present value of future minimum lease payments	$1,842,988

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

17. SUBSEQUENT EVENTS

On October 30, 2020, the Company issued an aggregate of 545,182 shares of common stock in lieu of unpaid salaries of certain employees under the 2016 Equity Incentive Plan, as amended, at a conversion price of $2 per share; the total amount of converted salaries was $1,090,361.

Recent Financing

On November 11, 2020, the Company conducted a closing with regard to certain securities purchase agreements (the “SPAs”) dated October 23, 2020, separately with two non-U.S. investors (the “Investors”). Each of the Investors agreed to purchase and the Company agreed to sell to each of the Investors 1,111,112  shares of the Company’s common stock, par value $0.001 (“Common Stock”), and warrants (the “Warrants”) to purchase 1,111,112  shares of Common Stock, for a purchase price of $2,500,000 (the “Offering”). The Warrants are exercisable upon issuance and will expire three years from the date of issuance. The initial exercise price of the Warrants is $6.00, subject to stock, splits, stock dividend and other similar events. In addition, when the closing price of the Common Stock equals or exceeds $9.00 per share for twenty Trading Days (as defined in the Exchange Agreements) during any thirty-day period, the Company shall have the right to require the Investors to exercise all or any portion of the Warrants for a cash exercise. The aggregate net proceeds of the Offering were $5,000,000. The Company and the Investors further agreed to amend the terms of the SPA to permit the closing of the offering to occur on a rolling basis.

The Company paid the following fees to a FINRA member firm in connection with the Offering: (i) a cash  success fee of $175,000 and (ii) warrants to purchase a number of shares of Common Stock equal to 7% of the number of shares of Common Stock sold in the Offering, at an exercise price per share equal to $6.00 subject to adjustment (the “Comp Warrants”). The Comp Warrants are exercisable on a cashless basis, at the holder’s discretion.

On October 23, 2020, the Company entered into a Securities Purchase Agreement (the “October SPA”) with one accredited investor. Pursuant to the October SPA, the Company sold and issued a convertible promissory note (the “October Note”) in the principal amount of $2,500,000 to the investor and received the payment from such investor on October 30, 2020.

The October Note was issued on October 23, 2020 and the maturity date of the Note is the twenty-four (24) month anniversary from the issuance date (the “Maturity Date”). Upon the Maturity Date, the Company shall pay to the holder, in cash, an amount representing all outstanding principal amount and accrued and unpaid interest under the October Note. The October Note bears an interest rate of ten percent (10%) per annum and may be convertible into shares of the Company’s common stock at a fixed conversion price of $2.25 per share. The holder of the October Note may elect to convert part or all of the outstanding balance of the October Note from the issuance date until the Maturity Date. The Company may prepay the outstanding amount at any time, in whole or in part, without any penalty.

Pursuant to the terms of an agreement entered into between the Company and a FINRA member firm, such firm shall receive (i) a cash success fee of $78,750 and (ii) upon conversion of the October Note, warrants equal to 7.0% of the number of shares of Common Stock received by the investor at the time of conversion (“Note Warrants”). The Comp Warrants are exercisable on a cashless basis, at the holder’s discretion.

The issuance and sale of the Common Stock, the Investor Warrants, Comp Warrants, Note Warrants and the shares of Common Stock underlying the Investor Warrants, the Comp Warrants and the October Note were made in reliance on an exemption from registration contained in either Regulation D or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

Amendment to Collaboration Agreement - ABV-2002 Corneal Storage Media

On November 4, 2020, the Company executed an amendment to its collaboration agreement with BioFirst to add BFC-1403 Intraocular Irrigation Solution and BFC-1404 Corneal Storage Solution to its agreement. BFC-1404 is utilized during a corneal transplant procedure to replace a damaged or diseased cornea while BFC-1403 has broader utilization during a variety of ocular procedures.

Initially the Company will focus on BFC-1404, a solution utilized to store a donor cornea prior to either penetrating keratoplasty (full thickness cornea transplant) or endothelial keratoplasty (back layer cornea transplant). Designated ABV-2002 under the Company’s product identification system, the solution is comprised of a specific poly amino acid that protects ocular tissue from damage caused by external osmolarity exposure during pre-surgery storage. The specific polymer in ABV 2002 can adjust osmolarity to maintain a range of 330 to 390 mOsM thereby permitting hydration within the corneal stroma during the storage period. Stromal hydration results in (a) maintaining acceptable corneal transparency and (b) prevents donor cornea swelling. ABV-2002 also contains an abundant phenolic phytochemical found in plant cell walls that provides antioxidant antibacterial properties and neuroprotection.

Early testing by BioFirst indicates that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost. Categorized as a Class I Medical Device that has the lowest risk to patients, the Company intends to submit a Premarket Notification 510(K) submission to the FDA before the end of 2021 to demonstrate the device is at least as safe and effective as current products on the market.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this prospectus. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Industry Data” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the twelve months ended December 31, 2019, the Company generated $701,719 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services.

Business Overview

American BriVision (Holding) Corporation (the “Company” or “Holding entity”), a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, is a clinical stage biopharmaceutical company focused on development of new drugs and medical devices, all of which are derived from plants.

Medicines derived from plants have a long history of relieving or preventing many diseases and, typically, have exhibited fewer side effects than drugs developed from animals or chemical ingredients. Perhaps the most famous example is aspirin, which evolved from a compound found in the bark and leaves of the willow tree and was later marketed by Bayer starting in 1899. Aspirin has very few serious side effects and has proven to be one of the most successful drugs in medical history. Some 50 years later, scientists identified anticancer compounds in the rosy periwinkle, which Eli Lilly subsequently produced for the treatment of leukemia and Hodgkins disease. Other well-known examples of successful botanical drugs include the cancer-fighting Taxol, isolated from the Pacific yew tree.

The Company develops its pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company’s scientists and other specialists known to the Company to identify drugs that it believes demonstrate efficacy and safety based on the Company’s internal qualifications. Once a drug is shown to be a good candidate for further development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia and Taiwan. In almost all cases, research institutions in each of those countries are eager to work with the company to move forward with Phase II clinical trials.

Currently, institutions conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1701, Vitargus® in vitrectomy surgery, First-in-Human, Medical Device Principal Investigator: Andrew Chang, MD, Ph.D., Sydney Eye Hospital, Australia

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II, NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II, NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, NCE drug Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1702, A Phase II Study of BLEX 404 Oral Liquid to Evaluate the Safety and Infection Control in Patients with International Prognostic Scoring System (IPSS) Intermediate-1, Intermediate-2 or High-Risk Myelodysplastic Syndrome (MDS) and Chronic Myelomonocytic Leukemia (CMML)

Upon successful completion of the Phase II trial, the Company will seek a partner – a large pharmaceutical company – to complete a Phase III study, submit the New Drug Application (NDA), and commercialize the drug upon approval by the FDA and Taiwan FDAs. The Company expects to seek its first commercialization partner in 2021 for Vitargus, its vitreous substitute that helps to maintain a round shape and retinal location during vitrectomy surgery.

Another part of the Company’s business is conducted by BioKey, a wholly owned subsidiary, that is engaged in research and development, manufacturing, and distribution of generic drugs and nutraceuticals with strategic partners. BioKey provides a wide range of services, including, API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing.

On February 8, 2019, the Company, BioLite Holding, Inc. (“BioLite”), BioKey, Inc. (“BioKey”), BioLite Acquisition Corp., a direct wholly-owned subsidiary of the Company (“Merger Sub 1”), and BioKey Acquisition Corp., a direct wholly-owned subsidiary of the Company (“Merger Sub 2”) (collectively referred to as the “Parties”) completed the business combination pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated January 31, 2018, pursuant to which the Company acquired BioLite and BioKey via issuing shares of the Company’s Common Stock to the shareholders of BioLite and BioKey. As a result, BioLite and BioKey became two wholly-owned subsidiaries of the Company on February 8, 2019. The Company issued an aggregate of 104,558,777 shares of Common Stock (prior to the reverse stock split in 2019) to the shareholders of both BioLite and BioKey under a registration statement on Form S-4 (file number 333-226285), which became effective by operation of law on or about February 5, 2019.

BioLite was incorporated under the laws of the State of Nevada on July 27, 2016, with 500,000,000 shares authorized, par value $0.0001. BioLite’s key subsidiaries include BioLite BVI, Inc. (“BioLite BVI”) that was incorporated in the British Virgin Islands on September 13, 2016 and BioLite , Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 2006. BioLite Taiwan has been in the business of developing new drugs for over ten years.

BioLite and BioLite BVI are holding companies and have not carried out substantive business operations of their own.

In January 2017, BioLite, BioLite BVI, BioLite Taiwan, and certain shareholders of BioLite Taiwan entered into a share purchase / exchange agreement (the “BioLite Share Purchase / Exchange Agreement”). Pursuant to the BioLite Share Purchase / Exchange Agreement, the shareholder participants to the BioLite Share Purchase / Exchange Agreement sold their equity in BioLite Taiwan and used the proceeds from such sales to purchase shares of Common Stock of BioLite at the same price per share, resulting in their owning the same number of shares of Common Stock as they owned in BioLite Taiwan. Upon closing of the Share Purchase/ Exchange Agreement in August 2017, BioLite owns, via BioLite BVI, approximately 73% of BioLite Taiwan. The other shareholders who did not enter this Share Purchase/ Exchange Agreement retain their equity ownership in BioLite Taiwan.

BioKey was incorporated on August 9, 2000 in the State of California. It is engaged primarily in research and development, manufacturing, and distribution of generic drugs and nutraceuticals with strategic partners. BioKey provides a wide range of services, including, API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase 1 through phase 3) and commercial manufacturing. It also licenses out its technologies and initiates joint research and development processes with other biotechnology, pharmaceutical, and nutraceutical companies.

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

As of September 30, 2020, no Series A Convertible Preferred Stock has been issued by the Company.

Increasing the Authorized Shares

On March 12, 2020, our board of directors approved and adopted an amendment to the Company’s Articles of Incorporation, to increase the authorized shares of the common stock, par value $0.001 per share, from 20,000,000 to 100,000,000, such that, after including the previously authorized 20,000,000 shares of preferred stock, par value $0.001 per share, the aggregate number of shares of stock that the Company has authority to issue is 120,000,000 shares. The amendment became effective on April 2, 2020.

Recent Financing

On November 11, 2020, we conducted a closing with regard to certain securities purchase agreements (the “SPAs”) dated October 23, 2020, separately with two non-U.S. investors (the “Investors”). Each of the Investors agreed to purchase and the Company agreed to sell to each of the Investors 1,111,112 shares of the Company’s common stock, par value $0.001 (“Common Stock”), and warrants (the “Warrants”) to purchase 1,111,112 shares of Common Stock, for a purchase price of $2,500,000 (the “Offering”). The Warrants are exercisable upon issuance and will expire three years from the date of issuance. The initial exercise price of the Warrants is $6.00, subject to stock, splits, stock dividend and other similar events. In addition, when the closing price of the Common Stock equals or exceeds $9.00 per share for twenty Trading Days (as defined in the Exchange Agreements) during any thirty-day period, the Company shall have the right to require the Investors to exercise all or any portion of the Warrants for a cash exercise. The aggregate net proceeds of the Offering were $5,000,000. The Company and the Investors further agreed to amend the terms of the SPA to permit the closing of the offering to occur on a rolling basis.

The Company paid the following fees to a FINRA member firm in connection with the Offering: (i) a cash  success fee of $175,000 and (ii) warrants to purchase a number of shares of Common Stock equal to 7% of the number of shares of Common Stock sold in the Offering, at an exercise price per share equal to $6.00 subject to adjustment (the “Comp Warrants”). The Comp Warrants are exercisable on a cashless basis, at the holder’s discretion.

On October 23, 2020, we entered into a Securities Purchase Agreement (the “October SPA”) with one accredited investor. Pursuant to the October SPA, the Company sold and issued a convertible promissory note (the “October Note”) in the principal amount of $2,500,000 to the investor and received the payment from such investor on October 30, 2020.

The October Note was issued on October 23, 2020 and the maturity date of the Note is the twenty-four (24) month anniversary from the issuance date (the “Maturity Date”). Upon the Maturity Date, the Company shall pay to the holder, in cash, an amount representing all outstanding principal amount and accrued and unpaid interest under the October Note. The October Note bears an interest rate of ten percent (10%) per annum and may be convertible into shares of the Company’s common stock at a fixed conversion price of $2.25 per share. The holder of the October Note may elect to convert part or all of the outstanding balance of the October Note from the issuance date until the Maturity Date. The Company may prepay the outstanding amount at any time, in whole or in part, without any penalty.

Pursuant to the terms of an agreement entered into between the Company and a FINRA member firm, such firm shall receive (i) a cash success fee of $78,750 and (ii) upon conversion of the October Note, warrants equal to 7.0% of the number of shares of Common Stock received by the investor at the time of conversion (“Note Warrants”). The warrants are exercisable on a cashless basis, at the holder’s discretion.

The issuance and sale of the Common Stock, the Investor Warrants, Comp Warrants, Note Warrants and the shares of Common Stock underlying the Investor Warrants, the Comp Warrants and the October Note were made in reliance on an exemption from registration contained in either Regulation D or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

Entry into Securities Purchase Agreements

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

On August 28, 2019 and September 4, 2019, the Company issued convertible promissory notes in the aggregate principal amount plus accrued interest expenses are $515,196 to Kuo, Li Shen, Chang, Ping Shan, Lin, Shan Tyan, and Liu, Ching Hsuan. On April 20, 2020, the Company entered into separate exchange agreements with each note holder. Pursuant to the exchange agreements, the note holders agreed to cancel the notes and the Company agreed to issue to the holders an aggregate of 289,438 shares of the Company’s common stock and warrants to purchase 289,438 shares of the Company’s common stock.

In May 2020, the Company received capital contributions of approximately $1,602,040 in cash from 40 investors through private placements with the term of $2.25 per share and a free warrant attaches with each Common stock that was purchased. The exercise price of the warrant will be at $6.00 with a mandatory exercise price of $9.00.

Pursuant to the terms of an agreement entered into between the Company and a FINRA member firm, such firm shall receive (i) a cash success fee of $60,831.65 (ii) a warrant to purchase 37,852 shares of Common Stock with an exercise price of $2.25 per share, and (iii) a warrant to purchase 37,852 shares of Common Stock with an exercise price of $6.00 per share.

Recent PPP Loan

On April 14, 2020, the Company received a loan in the amount of $124,400 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated April 14, 2020 issued by the Company, which matures on April 13, 2022 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is two years after the date of the promissory note. On October 23, American BriVision (Holding) Corporation (the “Company”) has started the application with the US Government regarding the loan forgiveness program

Recent Research Results

On May 23, 2019, the Company announced its internal Phase II clinical study results of ABV-1504 for Major Depression Disorder (“MDD”). The clinical study results showed that PDC-1421, the active pharmaceutical ingredient of ABV-1504, met the pre-specified primary endpoint of the Phase II clinical trial and significantly improved the symptoms of MDD.

The Phase II clinical study was a randomized, double-blind, placebo-controlled, multi-center trial, in which 60 adult patients with confirmed moderate to severe MDD were treated with PDC-1421 in either low dose (380 mg) or high dose (2 x 380 mg) compared with placebo administration, three times a day for six weeks. PDC-1421 high dose (2 x 380 mg) met the pre-specified primary endpoint by demonstrating a highly significant 13.2-point reduction in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score by Intention-To-Treat (ITT) analysis, averaged over the 6-week treatment period (overall treatment effect) from baseline, as compared to 9.2-point reduction of the placebo group. By Per-Protocol (PP) analysis, PDC-1421 showed a dose dependent efficacy toward MDD in which high dose (2 x 380 mg) gave 13.4-point reduction in MADRS total score from baseline and low dose (380 mg) gave 10.4-point reduction as compared to a 8.6-point in the placebo group. The Company has decided to use the high dose formula in the Phase III clinical trial of ABV-1504.

On September 9, 2020 the Company issued a full clinical study report (CSR) of Vitargus® First-in-Human Phase I Clinical Trial. The safety and preliminary efficacy findings from this study, combined with the unique properties of Vitargus® (BFC-1401), are supportive of further development for its use during vitrectomy surgery in patients requiring vitreous replacement.

The study was an open label, Phase I study undertaken at a single study center in Sydney, Australia. A total of 11 participants were enrolled for the study in which each participant had been diagnosed with either (1) a complex or rhegmatogenous retinal detachment or chronic retinal detachment with failure of gas or silicone oil treatment or (2) a vitreous hemorrhage that requires vitrectomy surgery. The study found that Vitargus® was well-tolerated as a vitreous substitute without any apparent toxicity to ocular tissues. Further, there was no indication of an increased overall safety risk with Vitargus®.

On November 9, 2020 the Company issued a full clinical study report (CSR) of its ABV-1505 Phase II Part I clinical trial conducted at the University of California, San Francisco (UCSF) for the treatment of adult Attention-Deficit Hyperactivity Disorder (ADHD).

The Phase II Part I clinical study for treating ADHD found that the PDC-1421 Capsule was safe, well tolerated and efficacious during its treatment and the follow-up period with six adult patients. For the primary endpoints, the percentages of improvement in Adult Attention-Deficit/Hyperactivity Disorder Rating Scale-Investigator Rated-IV (ADHD-RS-IV) score from baseline to 8 weeks treatment were 83.3% (N=5) in the Intention-To-Treat (ITT) population and 80.0% (N=4) in the Per-Protocol (PP) population. Both low and high doses of PDC-1421 Capsule met the primary end points by passing the required 40% population in ADHD-RS-IV test scores.

Overall, the results from this study, which demonstrate the therapeutic value of PDC-1421, support further clinical development of ABV-1505 for the treatment of adult ADHD.

On November 4, 2020, we executed an amendment to our collaboration agreement with BioFirst to add BFC-1403 Intraocular Irrigation Solution and BFC-1404 Corneal Storage Solution to our agreement. BFC-1404 is utilized during a corneal transplant procedure to replace a damaged or diseased cornea while BFC-1403 has broader utilization during a variety of ocular procedures.

Initially the Company will focus on BFC-1404, a solution utilized to store a donor cornea prior to either penetrating keratoplasty (full thickness cornea transplant) or endothelial keratoplasty (back layer cornea transplant). Designated ABV-2002 under the Company’s product identification system, the solution is comprised of a specific poly amino acid that protects ocular tissue from damage caused by external osmolarity exposure during pre-surgery storage. The specific polymer in ABV 2002 can adjust osmolarity to maintain a range of 330 to 390 mOsM thereby permitting hydration within the corneal stroma during the storage period. Stromal hydration results in (a) maintaining acceptable corneal transparency and (b) prevents donor cornea swelling. ABV-2002 also contains an abundant phenolic phytochemical found in plant cell walls that provides antioxidant antibacterial properties and neuroprotection.

Early testing by BioFirst indicates that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost. Categorized as a Class I Medical Device which has the lowest risk to patients, the Company intends to submit a Premarket Notification 510(K) submission to the FDA before the end of 2021 to demonstrate the device is at least as safe and effective as current products on the market.

Strategy

Key elements of our business strategy include:

●	Advancing to the pivotal trial phase of ABV-1701 Vitargus for the treatments of Retinal Detachment or Vitreous Hemorrhage, which we expect to generate revenues in the future.

●	Focusing on licensing ABV-1504 for the treatment of major depressive disorder after the successful completion of its Phase II clinical trials.

●	Completing Phase II, Part 2 clinical trial for ABV-1505 for the treatment of attention deficit hyperactivity disorder ADHD.

●	Out licensing drug candidates and medical device candidates to major pharmaceutical companies for phase III and pivotal clinical trials, as applicable, and further marketing if approved by the FDA.

We plan to augment our core research and development capability and assets by conducting Phase I and II clinical trials for investigational new drugs and medical devices in the fields of CNS, Hematology/Oncology and Ophthalmology.

Our management team has extensive experiences across a wide range of new drug and medical device development and we have in-licensed new drug and medical device candidates from large research institutes and universities in both the U.S. and Taiwan. Through an assertive product development approach, we expect that we will build a substantial portfolio of Oncology/ Hematology, CNS and Ophthalmology products. We primarily focus on Phase I and II research of new drug candidates and out license the post-Phase-II products to pharmaceutical companies; we do not expect to devote substantial efforts and resources to building the disease-specific distribution channels.

Business Objectives

The Company is operating its core business based on collaborative activities that can generate current and future revenues through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company related to one or more of the following: nonrefundable upfront license fees, development and commercial milestones, partial or complete reimbursement of research and development costs, and royalties on net sales of licensed products. Each type of payments results in collaborative revenues except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. To date, we have not received any royalty revenues. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the collaboration partners.

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

Examples of collaborative agreements the Company has entered into are as follows:

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2020 and December 31, 2019, the Company has not earned royalties under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2020 and December 31, 2019, the Company has not earned the royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 11). Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. During the year ended December 31, 2017, the Company has received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company has recognized investment loss of $549. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

The Company and Rgene signed an amendment to the Co-Dev Agreement on November 10, 2020, pursuant to which both parties agreed to delete AB-1507 HER2/neu Positive Breast Cancer Combination Therapy and AB 1527 Ovary Cancer Combination Therapy and add ABV-1519 EGFR Positive Non-Small Cell Lung Cancer Combination Therapy and ABV-1526 Large Intestine / Colon / Rectal Cancer Combination Therapy to the products to be co-developed and commercialized. Other provisions of the Co-Dev Agreement remain in full force and effect.

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

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement (“Purchase Agreement 2”) with BioFirst Corporation (“BioFirst”). Pursuant to Purchase Agreement 2, the Company issued 414,702 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst (the “Total Payment”) in connection with a loan provided to BriVision from BioFirst.

On November 4, 2020, the Company executed an amendment to the collaboration agreement with BioFirst to add BFC-1403 Intraocular Irrigation Solution and BFC-1404 Corneal Storage Solution to the agreement. BFC-1404 is utilized during a corneal transplant procedure to replace a damaged or diseased cornea while BFC-1403 has broader utilization during a variety of ocular procedures.

Initially the Company will focus on BFC-1404, a solution utilized to store a donor cornea prior to either penetrating keratoplasty (full thickness cornea transplant) or endothelial keratoplasty (back layer cornea transplant). Designated ABV-2002 under the Company’s product identification system, the solution is comprised of a specific poly amino acid that protects ocular tissue from damage caused by external osmolarity exposure during pre-surgery storage. The specific polymer in ABV 2002 can adjust osmolarity to maintain a range of 330 to 390 mOsM thereby permitting hydration within the corneal stroma during the storage period. Stromal hydration results in (a) maintaining acceptable corneal transparency and (b) prevents donor cornea swelling. ABV-2002 also contains an abundant phenolic phytochemical found in plant cell walls that provides antioxidant antibacterial properties and neuroprotection.

Early testing by BioFirst indicates that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost. Categorized as a lower risk Class I Medical Device, the Company intends to submit a Premarket Notification 510(K) submission to the FDA before the end of 2021 to demonstrate the device is at least as safe and effective as current products on the market.

BioKey Revenues

In addition to collaborative agreements, ABVC earns revenue through its wholly owned BioKey subsidiary which provides a wide range of Contract Development & Manufacturing Organization (“CDMO”) services including API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (from Phase I through Phase III) and commercial manufacturing of pharmaceutical products.

In addition, BioKey provides a variety of regulatory services tailored to the needs of its customers, which include proofreading and regulatory review of submission documents related to formulation development, clinical trials, marketed products, generics, nutraceuticals and OTC products and training presentations. In addition to supporting ABVC’s new drug development, BioKey submits INDs, NDAs, ANDAs, and DMFs to the FDA, on ABVC’s behalf in compliance with new electronic submission guidelines of the FDA.

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. We have taken every precaution possible to ensure the safety of our employees.

Due to the COVID-19, our revenue for the first half of fiscal 2020 was significantly impacted. As we have not seen a stronger signal to indicate that overall global economic will be back to normal in the third quarter, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, then the company can start operating normally. The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

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

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents amounted $135,705 and $144,295, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of September 30, 2020 and December 31, 2019, the Company’s restricted cash equivalents amounted $16,148 and $16,148, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $8,507 and $952,711 for the three and nine month ended September 30, 2020. Other-than-temporary impairments of equity investments were $0 for the three and nine months ended September 30, 2019.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2020, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,612 and $3,646 for the three months ended September 30, 2020 and 2019, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $10,969 and $12,365 for nine months ended September 30, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and nine months ended September 30, 2020 and 2019.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $999,220 and $5,737 for the three months ended September 30, 2020 and 2019, respectively. Total non-employee stock-based compensation expenses were $999,820 and $22,087 for the nine months ended September 30, 2020 and 2019, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2020 and 2019. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations — Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	September 30, 2020	September 30, 2019

Revenues	$115,553	$197,733

Cost of revenues	8,619	2,797

Gross profit	106,934	194,936

Operating expenses
Selling, general and administrative expenses	1,262,199	1,041,319
Research and development expenses	134,501	269,239
Total operating expenses	1,396,700	1,310,558

Loss from operations	(1,289,766)	(1,115,622)

Other income (expense)
Interest income	19,571	6,024
Interest expense	(16,311)	(111,968)
Rent income	4,774	4,574
Rent income – related parties	1,200	1,600
Impairment loss	(8,507)	-
Investment loss	665	-
Gain/Loss on foreign exchange changes	(90)	(2)
Gain/Loss on investment in equity securities	(887,231)	(64,689)
Other income	(171)	(1,047)
Total other expenses	(886,100)	(165,508)

Loss before provision income tax	(2,175,866)	(1,281,130)

Provision for income tax	(44,735)	48,555

Net loss	(2,131,131)	(1,329,685)

Net loss attributable to noncontrolling interests	(285,085)	(114,826)

Net loss attributed to ABVC and subsidiaries	(1,846,046)	(1,214,859)
Foreign currency translation adjustment	(25,384)	(61,061)
Comprehensive Loss	$(1,871,430)	$(1,275,920)

Net loss per share:
Basic and diluted	$(0.09)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	19,488,168	19,020,824

Revenues. We generated $115,553 and $191,733 in revenues for the three months ended September 30, 2020 and 2019, respectively; and incurred $8,619 and $2,797 in cost of sales for the three months ended September 30, 2020 and 2019, respectively. The decrease in revenues was mainly due to the impact of COVID-19 onto our CDMO business sector. Even though our operation was not required to shut down during the shelter-in-place period, several clients had decided to postpone the progress of their current and new projects that we have been engaged with.

Operating Expenses.  Our operating expenses have increased by $86,142, or 7%, to $1,396,700 for the three months ended September 30, 2020 from $1,310,558 for the three months ended September 30, 2019. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses, partially offset by the decrease in research and development expenses.

Our selling, general and administrative expenses increased by $220,880, or 21%, mainly due to the increase in company’s marketing and up-list related expenses, and salary expenses.

Our research and development expenses decreased by $134,738 or approximately -50% primarily because there was no major milestone payments occurred during the three months ended September 30, 2020.

Other Income (Expense). Our other expense was ($886,100) for the three months ended September 30, 2020 as compared to ($165,508) for the three months ended September 30, 2019, representing an increased expense of $720,592, or 435%. The increase was principally caused by the loss on investment in equity securities, partially offset by the decrease in interest expense.

Loss on investment in equity securities was $887,231 for the three months ended September 30, 2020 as compared to $64,689 for the three months ended September 30, 2019, representing an increased loss of $822,542, or 1,272%, which was mainly due to the investment in a related party, BioFirst, accounted for using the equity method during the three months ended June 30, 2020.

Interest expense was $16,311 for the three months ended Sept 30, 2020 as compared to $111,968 for the three months ended September 30, 2019. The decrease of $95,657, or approximately -85%, was primarily due to the completion of note conversion in the prior quarter.

Net Loss. As a result of the above factors, our net loss was $2,131,131 for the three months ended September 30, 2020 compared to $1,329,685 for the three months ended September 30, 2019, representing a increase of $801,446, or 60%.

Results of Operations — Nine Months Ended September 30, 2020 Compared to Nine months Ended September 30, 2019.

The following table presents, for the nine months indicated, our consolidated statements of operations information.

	September 30, 2020	September 30, 2019

Revenues	$420,852	$601,757

Cost of revenues	16,814	17,648

Gross profit	404,038	584,109

Operating expenses
Selling, general and administrative expenses	3,692,821	2,140,140
Research and development expenses	366,374	778,964

Total operating expenses	4,059,195	2,919,104

Loss from operations	(3,655,157)	(2,334,995)

Other income (expense)
Interest income	39,641	7,279
Interest expense	(288,353)	(374,540)
Rent income	15,254	14,274
Rent income – related parties	3,600	1,600
Impairment loss	(952,711)	-
Investment loss	(38,272)	-
Gain/Loss on foreign exchange changes	8,569	402
Gain/Loss on investment in equity securities	(1,067,298)	(182,113)
Other income	176,330	851
Total other expenses	(2,103,240)	(532,247)

Loss before provision income tax	(5,758,397)	(2,867,242)

Provision for income tax	(133,947)	(49,788)

Net loss	(5,624,450)	(2,817,454)

Net loss attributable to noncontrolling interests	(681,569)	253,349

Net loss attributed to ABVC and subsidiaries	(4,942,881)	(2,564,105)
Foreign currency translation adjustment	(42,403)	(86,786)
Comprehensive Loss	$(4,985,284)	$(2,650,891)

Net loss per share:
Basic and diluted	$(0.25)	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	19,486,959	17,333,902

Revenues. We generated $ 420,852 and $ 601,757 in revenues for the nine months ended September 30, 2020 and 2019, respectively; and incurred $ 16,814 and $17,648 in cost of sales for the nine months ended September 30, 2020 and 2019, respectively. The decrease in revenues was mainly due to the impact of COVID-19 onto our CDMO business sector. Even though our operation was not required to shut down during the shelter-in-place period, several clients had decided to postpone the progress of their current and new projects that we have been engaged with.

Operating Expenses.  Our operating expenses have increased by $1,140,091, or 39%, to $ 4,059,195 for the nine months ended September 30, 2020 from $2,919,104 for the nine months ended September 30, 2019. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses.

Our selling, general and administrative expenses increased by $1,552,681, or 73%, mainly due to the increase in company’s marketing and up-list related expenses, and salary expenses.

Our research and development expenses decreased by $412,590 or approximately -53 % primarily because there were less milestone payments during the nine months ended September 30, 2020.

Other Income (Expense). Our other expense was ($2,103,240) for the nine months ended September 30, 2020 as compared to ($532,247) for the nine months ended September 30, 2019, representing an increased expense of $1,570,993, or 295%. The increase was principally caused by the increase in impairment loss, investment loss, and loss on investment in equity securities, partially offset by the increase in interest income and other income.

Impairment loss was $952,711 for the nine months ended September 30, 2020 as compared to $0 for the nine months ended September 30, 2019. The increase of $952,711 was due to our re-assessment of valuation based on the latest market consensus and trading price.

Investment loss was $38,272 for the nine months ended September 30, 2020 as compared to $0 for the nine months ended September 30, 2019. The increase of $38,272 was mainly due to our liquidation of stocks at lower than historical book value based on the market condition.

Loss on investment in equity securities was $1,067,298 for the nine months ended September 30, 2020 as compared to $182,113 for the nine months ended September 30, 2019, representing an increase of $885,185, or 486%, which was mainly due to the investment in a related party, BioFirst, accounted for using the equity method during the nine months ended September 30, 2020.

Interest income was $39,641 for the nine months ended September 30, 2020 as compared to $7,279 for the nine months ended September 30, 2019. The increase of $32,362, or approximately 445%, was primarily due to the interest income from various related-party loans.

Other income was $176,330 for the nine months ended September 30, 2020 as compared to $851 for the nine months ended September 30, 2019. The increase of $175,479, or approximately 20,620%, was primarily due to the adjustments of tax refund contributed by BioFirst based on the co-development agreement.

Net Loss. As a result of the above factors, our net loss was $5,624,450 for the nine months ended September 30, 2020 compared to $2,817,454 for the nine months ended September 30, 2019, representing an decrease of $2,806,996, or -100%.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Current Assets	$1,177,789	$878,238
Current Liabilities	$6,045,547	$6,814,193
Working Capital (deficit)	$(4,867,758)	$(5,935,955)

Cash Flow from Operating Activities

During the nine months ended September 30, 2020 and 2019, the net cash used in operating activities were $2,375,873 and $1,638,709, respectively. The increase in the amount used in operating activities of $737,164 was primarily due to the increased net loss and due to related parties, partially offset by the increase in stock based compensation for nonemployees, non-cash based investment loss, loss on investment in equity securities, and accrued expense during the nine months ended September 30, 2020.

Cash Flow from Investing Activities

During the nine months ended September 30, 2020, the net cash used in investing activities was $332,539, compared to the net cash used in investing activities was $35,079 for the nine months ended September 30, 2019. The increase in net cash used by investing activities in the amount of $297,460 was primarily due to the loan to related parties, partially offset by the net proceeds from sale of investment during the nine months ended September 30, 2020.

Cash Flow from Financing Activities

During the nine months ended September 30, 2020 and 2019, the net cash provided by financing activities were $2,698,793 and $2,483,244, respectively. The net cash provided by financing activities increased by $215,549 during the compared periods mainly because our success of fundraising activities through private placements, partially offset by the prepayment of long-term bank loan during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Nil.

ITEM 1A. RISK FACTORS.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on May 15, 2020 and Form 10-Q filed with SEC on August 14, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than the sales disclosed below, there were no sales of equity securities during the nine months ended September 30, 2020. Unless otherwise noted, no underwriters were utilized, and no commissions or fees were paid with respect to any of the transactions disclosed below. We relied on Section 4(a)(2) and/or Regulation D or Regulation S of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

On September 30, 2020, the Company issued an aggregate of 795,735 shares of Common Stock to six previous note holders, who had converted their outstanding principals and accrued and unpaid interests in the year of 2020.

Closing of Exchange Agreements

As disclosed previously, on April 5, 2020 and April 20, 2020, American BriVision (Holding) Corporation (the “Company”) entered into certain exchange agreements (the “Exchange Agreements”) separately with certain U.S. and non-U.S. holders (each, a “Holder”, collectively, the “Holders”) who are holders of certain convertible promissory notes issued by the Company (collectively, the “Notes”). Pursuant to the Exchange Agreements, the Company agreed to issue to the Holders an aggregate of 795,735 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”, such shares, the “Note Holders’ Shares”), and warrants (the “Note Holders’ Warrants”) to purchase 795,735 shares of Common Stock.

Each Note Holder’s Warrant is exercisable upon issuance and will expire three years from the date of issuance. The initial exercise price of the Note Holders’ Warrants is $5.00, subject to stock, splits, stock dividend and other similar events. In addition, when the closing price of the Common Stock equals or exceeds $9.00 per share for twenty Trading Days (as defined in the Exchange Agreements) during any thirty-day period, the Company shall have the right to require the Holders to exercise all or any portion of the Note Holders’ Warrants for a cash exercise.

The form of the Exchange Agreements and the form of Note Holders’ Warrants is filed as Exhibits 10.1 and 4.1 to the Current Report on Form 8-K filed on April 14, and April 24, 2020, and such document is incorporated herein by reference.

On September 30, 2020, the Company has issued such Note Holders’ Shares and Note Holders’ Warrants to the Holders and closed the transactions contemplated by the Exchange Agreements. The Note Holders’ Shares and Note Holders’ Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation S and Regulation D promulgated thereunder.

The Company intended to use the proceeds from the transactions contemplated by the Exchange Agreements for working capital research and development that is related to our pipeline, and other general corporate purposes.

Issuance of Shares to Consultants and Advisors

The Company has retained several consultants and advisors for future financing activities and public relations services.

On September 30, 2020, the Company has issued to ViewTrade Securities, Inc. (“ViewTrade”) 60,000 shares of Common Stock (“ViewTrade Shares”) and a warrant (“ViewTrade Warrant”, together with ViewTrade Shares, “ViewTrade Securities”) to purchase 60,000 shares of Common Stock, as compensation for services rendered as the Company’s capital markets advisor.

The ViewTrade Warrant is exercisable upon issuance and will expire five years from the date of issuance. The initial exercise price of the ViewTrade Warrants is $6.00, subject to stock, splits, stock dividend and other similar events.

On September 30, 2020, the Company also issued to Ever Adventure inv. (Formosa) Consultant Co., Ltd. (or its designee), Jinwei International Co., Ltd. (or its designee), and Thalia Media Ltd. (or its designee) (the “Consultants”) 120,000 shares, 180,000 shares and 120,000 shares of Common Stock (collectively, “Consultants’ Shares”), respectively, as their compensation as the Company’s investor relations and business development advisors. Each Consultant has entered into certain consulting agreement with the Company. The securities described above were not registered under the Securities Act, or any state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nil.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Incorporated by reference to
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed herewith

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American BriVision (Holding) Corporation

Dated: November 17, 2020	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)