Form 10-K
period 2020-12-31
American BriVision (Holding) Corp
filed 2021-03-16
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Registrant’s Telephone number, including area code: (510)-668-0881

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2021 was $73,261,578, based on the closing price of $3.00 on June 30, 2020.

As of March 15, 2021, the registrant had 24,420,526 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

AMERICAN BRIVISION (HOLDING) CORPORATION

Form 10-K

For the Fiscal Year Ended December 31, 2020

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

ITEM 1. DESCRIPTION OF BUSINESS

Industry Overview

The biotechnology industry focuses on developing breakthrough products and technologies to combat various types of diseases through efficient industrial manufacturing process. Biotechnology is an important business sector in the world’s economies and plays a key role in human health. Companies engaged in biotechnology generally require large amounts of capital investment for their research & development activities and it may take up to tens of years to develop and commercialize a new drug or a new medical device. ABVC (“we” or the “Company”) is an early stage biotechnology company with a pipeline of six new drugs and one medical device under development, all of which are licensed from related parties of the Company.

Our Mission

We devote our resources to building a sophisticated biotech company and becoming a pioneer in the biopharmaceutical industry in the U.S. and Taiwan with a global vision. Dr. Howard Doong, our Chief Executive Officer, and Dr. Tsung-Shann Jiang, the founder and majority shareholder of the Company, understand the challenges and opportunities of the biotech industry in Taiwan and the U.S. ABVC’s mission is to provide therapeutic solutions to significant unmet medical needs and to improve health and quality of human life by developing innovative botanical drugs to treat central nervous system (“CNS”), oncology/ hematology and eye diseases.

Business Overview

The Company develops its pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company’s scientists and other specialists known to the Company to identify drugs or medical devices that it believes demonstrate efficacy and safety based on the Company’s internal qualifications. Once a drug or medical device is shown to be a good candidate for further development and ultimately commercialization, ABVC licenses the drug or medical device from the original researchers and begins to introduce the drugs or medical devices clinical plan to highly respected principal investigators in the United States, Australia and Taiwan. In almost all cases, we have found that research institutions in each of those countries are eager to work with the Company to move forward with Phase II clinical trials.

Currently, institutions conducting phase II clinical trials in partnership with ABVC include:

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Pivotal Study in Australia, Principal Investigator: Andrew Chang, MD, Ph.D., Sydney Eye Hospital, Australia

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II, NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II, NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, NCE drug Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1501, A Phase I/II, Open Label Study to Evaluate the Safety and Efficacy of BLEX 404 Oral Liquid Combined with Docetaxel Monotherapy in Patients with Stage IV or Recurrent Breast Cancer Patients

●	Medical Device: ABV-2002, Class I/II through 510K for market launch, Corneal Storage Media, Technology Licensing in progress

Upon successful completion of a Phase II trial, ABVC will seek a partner – a large pharmaceutical company – to complete a Phase III study, submit the New Drug Application (NDA), and commercialize the drug or medical device upon approval by the US FDA, Taiwan TFDA and other country regulatory authorities. We expect to seek our first commercialization partner in 2021 for Vitargus, our vitreous substitute that helps to maintain a round shape and retinal location during vitrectomy surgery.

Another part of our business is conducted by BioKey, a wholly owned subsidiary. BioKey provides a wide range of services, including, API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing.

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

Name Change and Cusip Number

The Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the Company’s corporate name to “ABVC BioPharma, Inc.” and approved and adopted the Certificate of Amendment to affect same at the 2020 annual meeting of shareholders (the “Annual Meeting”). Nevada’s Secretary of State approved the name change on March 8, 2021, but since are still in the FINRA approval process for such name change, the new name is not yet effective. Stock certificates will remain valid and stockholders are not required to submit their stock certificates for exchange as a result of the name change. New stock certificates issued by the Company will be printed with the Company’s new name, ABVC BioPharma, Inc.; existing stock certificates will remain valid.

The Company’s new cusip number is 0091F106. The Company’s stock symbol remains ABVC.

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

On April 20, 2020, the Company entered into certain exchange agreements separately with Kuo, Li Shen, Chang, Ping Shan, Lin, Shan Tyan, and Liu, Ching Hsuan in connection with the convertible promissory notes issued by the Company on August 28 and September 4, 2019. Pursuant to the Exchange Agreements, the Holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $515,196, and the Company agreed to issue to the Holders an aggregate of 289,438 shares of the Company’s common stock, and warrants to purchase 289,438 shares of the Company’s common stock, at an exercise price of $1.78 per share.

In May 2020, the Company received capital contributions of approximately $1,602,040 in cash from 40 investors through private placements with the term of $2.25 per share and a free warrant attaches with each Common stock that was purchased. The exercise price of the warrant will be at $6.00 with a mandatory exercise price of $9.00.

On November 11, 2020, the Company conducted a closing with regard to certain securities purchase agreements (the “SPAs”) dated October 23, 2020, separately with two non-U.S. investors (the “Investors”). Each of the Investors agreed to purchase and the Company agreed to sell to each of the Investors 1,111,112 shares of the Company’s common stock, and warrants to purchase 1,111,112 shares of common stock, for a purchase price of $2,500,000, making the aggregate net proceeds to the Company $5,000,000. The warrants are exercisable upon issuance and expires three years from the date of issuance. The initial exercise price of the warrants is $6.00, subject to stock, splits, stock dividend and other similar events. In addition, when the closing price of the common stock equals or exceeds $9.00 per share for twenty Trading Days (as defined in the exchange agreements) during any thirty-day period, the Company shall have the right to require the investors to exercise all or any portion of the warrants for a cash exercise. The Company and the investors further agreed to amend the terms of the SPA to permit the closing of the offering to occur on a rolling basis.

Our Pipeline

I.	ABV- 1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (“TNBC”)

●	ABV- 1501 is developed from BLI-1401-2 whose active pharmaceutical ingredient is Yukiguni Maitake Extract 404. Memorial Sloan Kettering Cancer Center (“MSKCC”) conducted the Phase I clinical trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom), which is very similar to Yukiguni Maitake Extract 404. The Phase I trial focused on Grifola frondosa extract’s immunological effects on breast cancer patients. The results of the Phase I trial showed that oral administration of a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood.

●	Our Investigational New Drug (“IND”) application of ABV-1501 for the Phase II clinical trials referenced with MSKCC Maitake and such Phase II IND was approved in March 2016 by the U.S. FDA.

●	We are currently collaborating with BHK and in the process to file clinical trial application to the Taiwan FDA (“TFDA”) for conducting this combination therapy trial in Taiwan.

●	As an alternative route to approval, we are also working towards setting up a clinical site in the U.S. to obtain IRB approval of our IND application, which based on a recent adopted policy in Taiwan, the TFDA will then automatically approve.

II.	ABV-1504 Major Depressive Disorder (“MDD”)

We are developing and researching ABV-1504, a botanical reuptake inhibitor that targets norepinephrine. Prior to clinical trials, we conducted radioligand-binding assay tests on ABV-1504. Radioligand-binding assays are used to characterize the binding effects of a drug to its target receptor. In the case of ABV-1504, the receptors of radioligand-binding assays are norepinephrine, dopamine and serotonin. The radioligand-binding assay test on norepinephrine was conducted from May 3 to May 8, 2007 and the radioligand-binding assay test on dopamine and serotonin was administered from November 26 to December 5, 2007. The result of radioligand-binding assay to norepinephrine of ABV-1504was 2.102 μg/ml of IC50, which indicated ABV-1504’s high inhibitory efficiency on norepinephrine. The results of radioligand-binding assay to dopamine and serotonin were not as good as to norepinephrine, which indicated lower inhibitory efficiency. Because research has shown that norepinephrine inhibitors can alleviate the level of depression, our research team saw ABV-1504’s potential to treat depression and decided to commence the clinical trial process of ABV-1504.

In 2013, ABVC successfully completed the Phase I clinical trial of ABV-1504. The primary objective of the Phase I study was to assess the safety profile of ABV-1504. The safety endpoint was assessed based on the results of physical examinations, vital signs, laboratory data, electrocardiograms (“ECG”), Columbia-Suicide Severity Rating Scale evaluation and a number of adverse events during the study period. We began recruiting healthy people as subjects for the Phase I trial in Taiwan on October 30, 2012. For the Phase I trial, we screened 85 healthy volunteers at the Taipei Veterans General Hospital and eventually enrolled 30 people as trial subjects. We divided the subjects into four cohort groups and administered ABV-1504oral capsules of 380 mg, 1140 mg, 2280 mg, and 3800 mg to the subjects in each cohort group, respectively. BioLite visited the first subject the first time on November 13, 2012 and the last subject the last time on July 5, 2013. During the said period, no subject had a serious adverse event nor discontinued the trial due to any adverse events. ABVC did not observe any clinically significant findings in physical examinations, vital signs, electrocardiogram, laboratory measurements, and C-SSRS throughout the treatment period. However, ABVC observed the following mild adverse events: two subjects with flatulence and one subject with constipation in the single-dose 380mg cohort of seven subjects; one subject with somnolence and one subject with stomatitis ulcer in the single-dose 2,280 mg cohort. Comparatively, two subjects with somnolence and one subject with stomatitis ulcer were observed in the placebo group of seven subjects. ABVC did not observe any suicidal ideation or behavior throughout the trial period. ABV-1504’s Phase I clinical trial results reflected that the oral administration of ABV-1504 to healthy volunteers was safe and well-tolerated at the dose levels of from 380 mg to 3,800 mg.

ABVC received an IND approval to proceed with the Phase II clinical trial of ABV-1504 from the F.D.A. in March 2014 and an IND approval of its Phase II trial from the Taiwan F.D.A. in June 2014. For the Phase II trial, BioLite administered oral capsules to 72 MDD patients (the trial subjects) in a randomized, double-blind study with a placebo control group to assess ABV-1504’s efficacy and safety profile, primarily in accordance with the Montgomery-Åsberg Depression Rating Scale (“MADRS”). ABVC via BioLite began recruiting Phase II subjects in March 2015 at the following study sites, Taipei Veterans General Hospital, Linkou Chang Gung Memorial Hospital, Taipei City Hospital-Songde Branch, Tri-Service General Hospital, Wan Fang Hospital and started recruiting MDD patients at Stanford Depression Research Clinic. The first five sites are in Taiwan and the last one is in the United States. The primary endpoint of the Phase II trial is to see changes of the subjects’ MADRS total scores from the baseline scores of the placebo subjects within the first six weeks. The secondary objectives of the Phase II trial are to evaluate the efficacy and safety profile of ABV-1504 on other rating scales with secondary endpoints of (i) demonstrating changes in MADRS total scores from baseline scores within the second to seventh weeks and (ii) showing changes in the total scores on Hamilton Rating Scale for Depression (HAM-D-17), Hamilton Rating Scale for Anxiety (HAM-A), Depression and Somatic Symptoms Scale (DSSS), Clinical Global Impression Scale (CGI) from the baseline scores in the second, fourth, sixth and seventh week. ABVC plans to measure the percentages of partial responders (subjects with a 25% to 50% decrease of total MADRS scores from the baseline score) and responders (subjects with 50% or more decrease of total MADRS scores from the baseline score) by the second, fourth, sixth and seventh week. Additionally, ABVC intends to monitor the subjects’ performance in accordance with the Safety Assessments and Columbia-Suicide Severity Rating Scale from the screening stage to each subject’s last visit as well as to analyze the differences in the mean changes of MADRS, HAM-D-17, HAM-A, DSSS, CGI and Columbia-Suicide Severity Rating Scale scores of the subjects administered with ABV-1504 and the placebo group in the second, fourth, sixth and seventh week.

On May 23, 2019, the Company announced the Phase II clinical study results of ABV-1504. The clinical study results showed that PDC-1421, the active pharmaceutical ingredient of ABV-1504, met the pre-specified primary endpoint of the Phase II clinical trial and significantly improved the symptoms of MDD. The Phase II clinical study was a randomized, double-blind, placebo-controlled, multi-center trial, in which sixty (60) adult patients with confirmed moderate to severe MDD were treated with PDC-1421 in either low dose (380 mg) or high dose (2 x 380 mg) compared with placebo administration, three times a day for six weeks. PDC-1421 high dose (2 x 380 mg) met the pre-specified primary endpoint by demonstrating a highly significant 13.2-point reduction in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score by Intention-To-Treat (ITT) analysis, averaged over the 6-week treatment period (overall treatment effect) from baseline, as compared to 9.2-point reduction of the placebo group. By Per-Protocol (PP) analysis, PDC-1421 showed a dose dependent efficacy toward MDD in which high dose (2 x 380 mg) gave 13.4-point reduction in MADRS total score from baseline and low dose (380 mg) gave 10.4-point reduction as compared to a 8.6-point in the placebo group. Based on the trial results as set forth above, the Company has decided to use the high dose formula for ABV-1504’s Phase III clinical trial.

III.	ABV-1505 Attention Deficit Hyperactivity Disorder (“ADHD”)

We developed the ADHD indication from the same API of ABV-1504. Also ABV-1505 shares similar pharmaceutical mechanism of action as ABV-1504 in as much as ABV-1505 shows the potential of increasing the level of norepinephrine in the human’s nervous system by inhibiting its reabsorption. Because of ABV-1505’s sufficient similarity with ABV-1504, in January 2016 the FDA approved our IND application to conduct ABV-1505’s Phase II clinical trial based on its preclinical research and the Phase I trial results of ABV-1504.

For the Phase II trial, ABVC plans to recruit a maximum number of 105 ADHD patients as trial subjects in the United States and Taiwan, to whom ABVC intends to administer ABV-1505 oral capsules. ABVC together with its CROs designed a randomized, double-blind dose escalation study with a placebo-controlled group to assess the efficacy and safety profile of ABV-1505, primarily against the ADHD Rating Scale-IV (“ADHD-RS-IV”). The primary endpoint of the Phase II trial is a 40% or higher improvement on the ADHD-RS-IV from the respective baseline scores within a period of up to eight weeks. The secondary objective is to determine the efficacy and safety profile of ABV-1505 on other rating scales with secondary endpoints of (i) improvements of the total ADHD symptom scores from the respective baseline scores on the Conners’ Adult ADHD Rating Scale-Self Report: Short Version (“CAARS-S:S”) 18-Item for a treatment period of eight weeks at maximum; and (ii) achievement of scores of two or lower on both the Clinical Global Impression-ADHD- Severity (“CGI-ADHD-S”) and Clinical Global Impression-ADHD-Improvement (“CGI-ADHD-I”) from the subjects’ respective baseline scores. As of the date of this prospectus, ABVC was engaging with the University of California San Francisco (“UCSF”) for conducting the Phase II trial which consists of Part I and Part II. Part I clinical protocol, entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part I”, was initiated on January 14, 2020. Part I was a single center, open label, dose escalation evaluation with two dosage levels in six subjects. Six subjects were initially evaluated for safety and efficacy assessments at low-dose (1 capsule of PDC-1421, three times a day (TID)) for 28 days. A safety checkpoint was evaluated at day-28 for entering the high-dose (2 capsules TID). The subjects who passed the checkpoint were evaluated for safety and efficacy assessments at high-dose (2 capsules of PDC-1421 TID) for 28 days. On July 15, 2020, the last patient last visit (LPLV) marked the final step toward the completion of the ABV-1505 Phase II Part I clinical trial for the treatment of adult ADHD. On October 24, 2020, a full clinical study report (CSR) of ABV-1505 Phase II Part I clinical trial was issued. The study results showed that the PDC-1421 Capsule was safe, well tolerated and efficacious during its treatment and the follow-up period with six adult patients. For the primary endpoints, the percentages of improvement in ADHD-RS-IV score from baseline to 8 weeks treatment were 83.3% (N=5) in the ITT population and 80.0% (N=4) in the PP population. Both low and high doses of PDC-1421 Capsule met the primary end points by passing the required 40% population in ADHD-RS-IV test scores. Overall, the results from this study, which demonstrate the therapeutic value of PDC-1421, support further Phase II Part II clinical development of ABV-1505 for the treatment of adult ADHD.

IV.	ABV-1702 to treat Myelodysplastic syndromes (“MDS”)

ABVC started the preparation for ABV-1702’s Phase II clinical trials after receiving its IND approval from the FDA in July 2016. ABVC plans to recruit fifty-two subjects in the United States who are diagnosed with either IPSS int-1, IPSS int-2 or high risk MDS or CMML and may take azacitidine as part of the subjects’ prescription. Azacitidine is an FDA-approved drug used to treat MDS. ABVC intends to administer ABV-1702 in the oral liquid form along with azacitidine. The Phase II trial is divided into two parts, where Part 1 is to determine the safety and recommended dose level (“RDL”) of ABV-1702 in combination with azacitidine and Part 2 is to determine whether ABV-1702 under the established RDL reduces bactericidal and fungicidal infection in the subjects’ respiratory systems. The primary endpoint of Part 1 Phase II trial is to assess the safety and RDL profile of ABV-1702 administered with azacitidine by measuring ABV-1702’s prohibited toxicity. The secondary endpoints of Phase II Part 1 are to determine the safety, time-to-first infection after first dose (Day 1) of the first azacitidine treatment cycle, reduction in treatment requirements and duration of infections, enhancement of immune responses, improvements of response rates, progression, and survival rates of the subjects under such ABV-1702 - azacitidine combination treatment. The primary endpoint of Part 2 of Phase II is to determine whether ABV-1702 under the established RDL reduces bactericidal and fungicidal infection risks in the subjects’ respiratory systems in combination with azacitidine as compared to the control group with incidence of infections and incidence/frequency of inpatient hospitalization due to infections. The secondary endpoints of Part 2 of Phase II are to determine the safety, time-to-first infection after first dose (Day 1) of the first azacitidine treatment cycle, reduction in required dosage and duration of infection, enhancement of immune responses, improvement of response rate, progression, and survival rates of the subjects under the trial conditions. In April 2016, BioLite submitted a letter to the FDA in response to its queries with additional information about the proposed Phase II trial.

As of the date of this prospectus, ABVC intends to commence the Phase II clinical trials of ABV-1702 in the fourth quarter of 2021 although neither BioLite nor ABVC can guaranty that the Phase II trial will be initiated as planned. Due to the scarcity of MDS cases, BioLite applied for the orphan drug designation for ABV-1702 or BLI-1301.

V.	ABV-1703 Pancreatic Cancer

ABVC developed a new indication for Pancreatic Cancer from Maitake Extract, which is named as ABV-1703 and out licensed it to Rgene for the preparation of its IND application with the FDA. On August 25, 2017, ABV-1703’s Phase II trial was approved by FDA. Pursuant to the ABVC-Rgene Co-development Agreement, ABVC is responsible for coordinating and conducting the clinical trials of ABV-1703 globally and Rgene is responsible for preparing the related FDA applications. As of the date of this prospectus, we are engaging Cedars-Sinai Medical Center in the U.S. to conduct the Phase II clinical trial and plan to initiate the Phase II trial in the third quarter of 2021. We plan to submit ABV-1703’s Phase II clinical trial IND to the Taiwan FDA after we commence the clinical trials in the United States. However, there is no guaranty that we would be able to launch the Phase II trials of ABV-1703 as planned in either the U.S. or Taiwan.

VI.	ABV-1601 Treating Depression in Cancer Patients

We developed the treatment of depression in cancer patient indication from the same API as ABV-1504. In addition, ABV-1601 shares the similar pharmaceutical mechanism of action of ABV-1504 in as much as ABV-1601 shows the potential of increasing the level of norepinephrine in human’s nervous system by inhibiting its reabsorption. Because of ABV-1601’s sufficient similarity with ABV-1504, the FDA approved our ABV-1601-001 clinical protocol under IND 112567 (the same IND as for ABV-1504) in December 2018.

For the Phase II trial, ABVC plans to recruit a maximum number of 54 cancer patients with depression, to whom ABVC intends to administer ABV-1601 oral capsules. ABVC is engaging the Principal Investigator at Cedars-Sinai Medical Center in the U.S. which designed a randomized, double-blind dose escalation study with a comparator-controlled group to assess the efficacy and safety profile of ABV-1601, primarily against Montgomery-Åsberg Depression Rating Scale (MADRS) total score. The primary endpoint of the Phase II trial is change in MADRS, Hospital Anxiety and Depression Scale (HADS), and subscales (HADS-A and HADS-D), and Clinical Global Impression Scale (CGI) total scores from baseline in patients taking PDC-1421 compared to the comparator. As of the date of this prospectus, the Part I of Phase II clinical protocol, which is an open trial, has been approved by Cedars-Sinai Medical Center IRB Committee. This study was initiated in the first quarter of 2021.

VII.	ABV-1701 Vitreous Substitute for Vitrectomy and Collaboration Agreement with BioFirst

On July 24, 2017, BriVision, one of our wholly-owned subsidiaries entered into a collaboration agreement (the “BioFirst Agreement”) with BioFirst, pursuant to which BioFirst granted BriVision the global license to co-develop BFC-1401 Vitreous Substitute for Vitrectom (“BFC-1401”) for medical purposes. BioFirst is a related party to the Company because BioFirst and YuanGene Corporation (“YuanGene”), the Company’s controlling shareholder, are under common control, being both controlled by the controlling beneficiary shareholder of YuanGene.

According to the BioFirst Agreement, we are to co-develop and commercialize BFC-1401 or ABV-1701 with BioFirst and are obligated to pay BioFirst $3,000,000 (the “Total Payment”) in cash or common stock of BriVision on or before September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaboration Agreement, was to be paid upon execution of the BioFirst Agreement. BriVision is entitled to receive 50% of the future net licensing income or net sales profit when ABV-1701 is sublicensed or commercialized. On June 30, 2019, the Company and BioFirst entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company will issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst in connection with the BioFirst Collaborative Agreement. For more information about the BioFirst Agreement and Purchase Agreement, please refer to the current reports on Form 8-K filed on July 24, 2017 and July 12, 2019.

On November 7, 2016, the application of Phase I clinical trial prepared and submitted by BioFirst was approved by the Human Research Ethics Committee, Australia (“HREC”), and on November 14, 2016, it was approved by the Therapeutic Goods Administration, Australia (“TGA”).

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

The primary endpoint of this Phase I clinical trial was to evaluate the safety and tolerability of a single intravitreal dose of Vitargus in patients as a vitreous substitute during vitrectomy surgery for retinal detachment. Intravitreal is a route of administration of a drug or other substance, in which the substance is delivered into the eyes. The secondary endpoint of this Phase I clinical trial is to assess retinal attachment and Virtagus degradation at day 90 and to assess best corrected visual acuity (“BVCA”) after vitrectomy surgery. BVCA refers to the best possible vision a person can achieve. The primary and second endpoints are required by HREC for the purpose of evaluation of our Phase I clinical trial application. We enrolled an aggregate number of 10 patient subjects in this trial. On November 17, 2016, we received the approval from the Data and Safety Monitoring Board for the first subject, and nine more subjects were enrolled thereafter. In this trial, Vitargus was injected into the vitreous cavity of vitrectomised eyes, whose vitreous gel was removed from the vitreous cavity after a vitrectomy surgery. On August 24, 2020, a full clinical study report (CSR) of ABV-1701 Phase I clinical trial was issued. The study results showed that ABV-1701 (Vitargus) was well-tolerated as a vitreous substitute without any apparent toxicity to ocular tissues. Further, there was no indication of an increased overall safety risk with Vitargus. For efficacy, participants showed significant improvement in visual acuity. The optical properties of Vitargus allowed the patients to see well and facilitated visualisation of the fundus immediately following surgery. In addition, since Vitargus set as a stable semisolid gel adhering to the retina, it maintained its position without requiring the patient to remain face-down following surgery.

We are currently planning the pivotal study for ABV-1701 and the necessary step to obtain the Premarket Approval for this medical device. The pivotal study for ABV-1701 is designed to be a multi-nation and multi-site clinical trial involving several countries, including Australia, the U.S.A., Japan, Thailand, Taiwan, and the People’s Republic of China. The pivotal study will be initiated in Australia in the third quarter of 2021.

Co-development Agreement with Rgene

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company. Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-17 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. In addition to the $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both BriVision and Rgene.

By June 1, 2017, the Company had delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. During the year ended December 31, 2017, the Company received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company has recognized investment loss of $549. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

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

BioKey

BioKey provides a variety of regulatory services tailored to the needs of its customers, which include proofreading and regulatory review of submission documents related to formulation development, clinical trials, marketed products, generics, nutraceuticals and OTC products and training presentations. In addition to supporting ABVC’s new drug development, ABVC’s CDMO SBU submits INDs, NDAs, ANDAs, and DMFs to the FDA, on behalf of clients, in compliance with new electronic submission guidelines of the FDA. ABVC provides regulatory consulting services for the entire lifecycle of its clients’ drug development projects.

GMP Manufacturing

ABVC owns a certified GMP manufacturing facility, through BioKey, that is qualified to deliver small quantities of drugs for use by its clients in clinical trials from Phase I to Phase III. The GMP facility can manufacture direct API or blend fill-in capsules, manual and automated encapsulation, wet granulation or tray drying process, tablet compression and coating process, packaging solid dosage forms for ANDA and IND submission.

ABVC manufacturing facility consists of the GMP suite, product development area, analytical laboratory, food processing area, caged GMP storage area, receiving area and two warehouses. The facility was established in December 2008 and received its first drug manufacturing license in June 2009. ABVC’s current drug manufacturing license allows it to manufacture drug products under IND for human clinical trials thereon until the expiration of such license on December 2, 2021.

Market Distribution Strategy

We focus primarily on developing botanical drugs, which are intended for use in the diagnosis, cure, mitigation or treatment of disease in humans. Together with our strategic partners, we plan to market, distribute and sell our drug products internationally once those drug candidates comply with the local authorities regulating drugs and foods. Currently, many countries follow the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the “ICH”) guidelines that are published by European Medicines to provide guidance on quality and safety of pharmaceutical development and new drug commercialization in Japan, the United States and Europe. All of our drug candidates first go through the United States FDA process for new drug development first and then seek regulatory approval from regulators equivalent to the FDA in the jurisdictions where we plan to distribute those candidates.

Intellectual Property

The new drug candidates are dependent on or are the subject of the following patents and patent applications.

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
1	granted	6911222	6/28/2005	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 1	The U.S.	MPITDC
2	granted	7175861	2/13/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 2	The U.S.	MPITDC
3	granted	7179496	2/20/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 3	The U.S.	MPITDC
4	granted	7223425	5/29/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 4	The U.S.	MPITDC
5	granted	0001337647	1/31/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Italy	MPITDC
6	granted	CH693499	9/15/2003	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Switzerland	MPITDC
7	granted	10220149	4/26/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Germany	MPITDC
8	granted	GB2383951	6/7/2006	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	United Kingdom	MPITDC
9	granted	4109907	6/6/2002	6/5/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Japan	MPITDC
10	granted	FR2834643	7/18/2003	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	France	MPITDC
11	granted	I295576	4/11/2008	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Taiwan	MPITDC
12	granted	DE202007003503 U1	8/23/2007	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Germany	MPITDC
13	granted	7531519	5/12/2009	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	The U.S.	MPITDC
14	granted	4620652	11/20/2006	11/19/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Japan	MPITDC
15	granted	I 314453	9/21/2006	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Taiwan	MPITDC
16	granted	I389713	3/21/2013	10/13/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	Taiwan	NHRI
17	granted	US 8197849 B2	6/12/2012	8/30/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	The U.S.	NHRI

18	granted	AU 2011/215775 B2	4/17/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Australia	NHRI
19	granted	KR 10-1428898	8/4/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Korea	NHRI
20	granted	CA 2786911 (C)	10/6/2015	2/10/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Canada	NHRI
21	granted	WO2011100469 A1	N/A(4)	N/A(4)	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	PCT	NHRI
22	granted	EP 2534200	4/8/2015	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	European Union (Germany, United Kingdom, France, Switzerland, Spain, Italy)	NHRI
23	granted	特許第 5885349號	2/9/2011	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Japan	NHRI
24	granted	ZL 201180005494.7	12/24/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	China	NHRI
25	granted	HK1178188	3/6/2015	6/21/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	Hong Kong (5)	NHRI
26	applied	US 16/936,032	9/4/2020	9/4/2040	Polygala extract for the treatment of major depresive disorder	US	ABVC
27	applied	TW 109130285	9/4/2020	9/4/2040	Polygala extract for the treatment of major depresive disorder	Taiwan	ABVC
28	applied	US17/120,965	12/20/2020	12/20/2040	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	U.S.	ABVC
29	applied	TW 110106546	2/24/2021	2/24/2041	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	Taiwan	ABVC

(1)	“MPITDC” stands for Medical and Pharmaceutical Industry Technology and Development Center, Taiwan.

(2)	“NHRI” stands for National Health Research Institutes, Taiwan.

(3)	The patent name is translated into English and the original patent name is written as “交联氧化透明质酸作为眼球玻璃体之替代物.”

(4)	The starting date and expiration date of patents under PTC are subject to the laws of the specific participating jurisdiction where the patent application is filed. We have subsequently submitted such patent to the jurisdictions listed in No.22 herein above.

(5)	NHRI has obtained standard patent in Hong Kong based on the registration of the patent (listed as No.24 herein) granted by the State Intellectual Property Office, People’s Republic of China.

Corporate History and Structure

ABVC was incorporated under the laws of the State of Nevada on February 6, 2002 and has three wholly-owned Subsidiaries: BriVision, BioLite Holding, Inc. and BioKey, Inc. BriVision was incorporated in July 2015 in the State of Delaware and is in the business of developing pharmaceutical products in North America.

BioLite Holding was incorporated under the laws of the State of Nevada on July 27, 2016, with 500,000,000 shares authorized, par value $0.0001. Its key Subsidiaries include BioLite BVI, Inc. (“BioLite BVI”) that was incorporated in the British Virgin Islands on September 13, 2016 and BioLite Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 2006. BioLite Taiwan has been in the business of developing new drugs for over twelve years. Certain shareholders of BioLite Taiwan exchanged approximately 73% of equity securities in BioLite Taiwan for the Common Stock in BioLite Holding in accordance with a share purchase/ exchange agreement (the “Share Purchase/ Exchange Agreement”). As a result, BioLite Holding owns via BioLite BVI approximately 73% of BioLite Taiwan. The other shareholders who did not enter this Share Purchase/ Exchange Agreement retain their equity ownership in BioLite Taiwan.

Incorporated in California on November 20, 2000, BioKey has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

Upon closing of the Mergers on February 8, 2019, BioLite and BioKey became two wholly-owned subsidiaries of ABVC.

The following chart illustrates the corporate structure of ABVC:

Competition

The healthcare industry is highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies and treatments. Significant competitive factors in our industry include product efficacy and safety; quality and breadth of an organization’s technology; skill of an organization’s employees and its ability to recruit and retain key employees; timing and scope of regulatory approvals; the average selling price of products; the availability of raw materials and qualified manufacturing capacity; manufacturing costs; intellectual property and patent rights and their protection; and our capabilities of securing competent collaborators. Market acceptance of our current products and product candidates will depend on a number of factors, including: (i) potential advantages over existing or alternative therapies or tests, (ii) the actual or perceived safety of similar classes of products, (iii) the effectiveness of sales, marketing, and distribution capabilities, and (iv) the scope of any approval provided by the FDA or foreign regulatory authorities.

Since we are a small biopharmaceutical company compared to other companies that we may compete against, it is our intention to license our products to much larger pharmaceutical, specialty pharmaceutical and generic drug companies with the financial, technical and human resources to compete effectively in the markets we address.

We anticipate that our license partners will face intense and increasing competition when and as our new drug candidates enter the markets, as advanced technologies become available and as generic forms of currently branded products become available. Finally, the development of new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete. There can be no assurance that any of our new drug candidates will be clinically superior or scientifically preferable to products developed or introduced by our competitors.

The following chart lists some, not all, of the biopharmaceutical companies that research, develop, commercialize, distribute or sell drugs that are in competition with our drug candidates.

Disease	Drug Name	Pharmaceutical Companies	Headquarters
Major Depressive Disorder	Cymbalta oral	Eli Lilly and Co., Inc.	IN
	Lexapro oral	Forest Laboratories, Inc.	NJ
		Pfizer Pharmaceuticals, Inc.	CT

Attention-Deficit	Adderall XR	Shire Development LLC	MA
Hyperactivity Disease	Ritalin	Novartis Pharmaceuticals Corporation	NJ
	Dexedrine	Amedra Pharmaceuticals LLC	PA

Myelodysplastic	Vidaza	Celgene Corporation	NJ
Syndromes	Dacogen	Astex Pharmaceuticals, Inc.	CA

Triple Negative Breast Cancer	Avastin	Genentech, Inc.	CA
	Erbitux (Cetuximab)	ImClone Systems Incorporated	NY

Pancreatic Cancer	Abraxane, Abraxis BioScience LLC	Los Angeles	CA
	Novartis Pharma Stein AG	Stein	Switzerland

Vitargus for the treatments	Alcon Laboratories, Inc.	Fort Worth	TX
of Retinal Detachment or Vitreous Hemorrhage	Arcadophta	Toulouse	France

Government Regulations

Currently, we are focusing on the research and development of six therapeutic candidates in the fields of CNS, oncology/hematology and autoimmune, for which regulatory approval must be received before we can commence marketing. In addition, our cGMP facility is subject to review by the FDA. Regulatory approval processes and FDA regulations for ABVC’s current and any future product candidates are discussed below.

Approval Process for Pharmaceutical Products

FDA Approval Process for Pharmaceutical Products

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. Pharmaceutical product development in the U.S. typically involves the performance of satisfactory nonclinical, also referred to as pre-clinical, laboratory and animal studies under the FDA’s Good Laboratory Practice, or GLP, regulation, the development and demonstration of manufacturing processes, which conform to FDA mandated current good manufacturing requirements, or cGMPs, including a quality system regulating manufacturing, the submission and acceptance of an IND application, which must become effective before human clinical trials may begin in the U.S., obtaining the approval of Institutional Review Boards, or IRBs, at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials, adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought, and the submission to the FDA for review and approval of an NDA. Satisfaction of FDA requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Pre-clinical tests generally include laboratory evaluation of a product candidate, its chemistry, formulation, stability and toxicity, as well as certain animal studies to assess its potential safety and efficacy. Results of these pre-clinical tests, together with chemistry, manufacturing controls and analytical data and the clinical trial protocol, which details the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, along with other requirements must be submitted to the FDA as part of an IND, which must become effective before human clinical trials can begin. The entire clinical trial and its protocol must be in compliance with what are referred to as good clinical practice, or GCP, requirements. The term, GCP, is used to refer to various FDA laws and regulations, as well as international scientific standards intended to protect the rights, health and safety of patients, define the roles of clinical trial sponsors and assure the integrity of clinical trial data.

An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold. Pre-clinical studies generally take several years to complete, and there is no guarantee that an IND based on those studies will become effective, allowing clinical testing to begin. In addition to FDA review of an IND, each medical site that desires to participate in a proposed clinical trial must have the protocol reviewed and approved by an independent IRB or Ethics Committee, or EC. The IRB considers, among other things, ethical factors, and the selection and safety of human subjects. Clinical trials must be conducted in accordance with the FDA’s GCP requirements. The FDA and/or IRB may order the temporary, or permanent, discontinuation of a clinical trial or that a specific clinical trial site be halted at any time, or impose other sanctions for failure to comply with requirements under the appropriate entity jurisdiction.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap.

In Phase I clinical trials, a product candidate is typically introduced either into healthy human subjects or patients with the medical condition for which the new drug is intended to be used. The main purpose of the trial is to assess a product candidate’s safety and the ability of the human body to tolerate the product candidate. Phase I clinical trials generally include less than 50 subjects or patients.

 During Phase 2 trials, a product candidate is studied in an exploratory trial or trials in a limited number of patients with the disease or medical condition for which it is intended to be used in order to: (i) further identify any possible adverse side effects and safety risks, (ii) assess the preliminary or potential efficacy of the product candidate for specific target diseases or medical conditions, and (iii) assess dosage tolerance and determine the optimal dose for Phase III trials.

Phase III trials are generally undertaken to demonstrate clinical efficacy and to further test for safety in an expanded patient population with the goal of evaluating the overall risk-benefit relationship of the product candidate. Phase III trials are generally designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the candidate product’s clinical efficacy and adequate information for labeling of the approved drug.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drug products are reviewed within ten months; most applications for priority review drugs are reviewed within six months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks.

REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Post-Approval Regulations

Even if a product candidate receives regulatory approval, the approval is typically limited to specific clinical indications. Further, even after regulatory approval is obtained, subsequent discovery of previously unknown problems with a product may result in restrictions on its use or even complete withdrawal of the product from the market. Any FDA-approved products manufactured or distributed by us are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse events or experiences. Further, drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic inspections by the FDA and state agencies for compliance with cGMPs, which impose rigorous procedural and documentation requirements upon us and our contract manufacturers. ABVC cannot be certain that ABVC or its present or future contract manufacturers or suppliers will be able to comply with cGMPs regulations and other FDA regulatory requirements. Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities, failure of the FDA to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

If the FDA approves one or more of our product candidates, ABVC must provide certain updated safety and efficacy information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs or other post-approval changes may necessitate additional FDA review and approval. The labeling, advertising, promotion, marketing and distribution of a drug must be in compliance with FDA and Federal Trade Commission, or FTC, requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

Foreign Regulatory Approval

Outside of the U.S., ABVC’s ability to market our product candidates will be contingent also upon its receiving marketing authorizations from the appropriate foreign regulatory authorities, whether or not FDA approval has been obtained. The foreign regulatory approval process in most industrialized countries generally encompasses risks similar to those ABVC will encounter in the FDA approval process. The requirements governing conduct of clinical trials and marketing authorizations, and the time required to obtain requisite approvals, may vary widely from country to country and differ from those required for FDA approval.

ABVC will be subject to additional regulations in other countries in which we market, sell and import our products, including Canada. ABVC or its distributors must receive all necessary approvals or clearance prior to marketing and/or importing our products in those markets.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety &Health Administration, the Environmental Protection Agency and state and local governments. In the U.S., sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Health Care Reform Law, as amended by the Health Care and Education Affordability Reconciliation Act, or ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines, imprisonment or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Employees

As of March 15, 2021, we, including the subsidiaries, have 34 employees, 30 of which are full-time, located in the U.S. and Taiwan.

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

The negative impact of COVID-19 on our operations is ongoing and the extent of which remains uncertain and potentially wide-spread, including:

●	our ability to successfully execute our long-term growth strategy during these uncertain times;

●	our ability to recruit the necessary number of patients to complete future clinical trials;

●	supply chain disruptions in projects ABV-1504, ABV-1505 and ABV-1601, resulting from reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

●	our ability to perform on-site due-diligence for project ABV-1505 (MDD Phase II completed new drug candidate) and ABV-1701 (Vitargus FIH completed medical device) with our potential partners/collaborators in US, Mainland China, and Japan;

●	our ability to access capital sources, as well as the ability of our key customers, suppliers, and vendors to do the same in regard to their own obligations; and

●	diversion of management and employee attention and resources from key business activities and risk management outside of COVID-19 response efforts, including maintenance of internal controls.

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

The Company acquired the sole licensing rights to develop and commercialize for therapeutic purposes six compounds from BioLite and the right to co-develop with BioFirst a medical device (collectively the “ABVC Pipeline Products”). As such, the Company is a clinical stage biopharmaceutical company with operations that generate unsubstantial revenues. The Company is establishing and implementing many important functions necessary to operate a business, including the clinical research and development of the ABVC Pipeline Products, further establishment of the Company’s managerial and administrative structure, accounting systems and internal financial controls

BioLite and BioKey are expected to continue to have limited revenue and remain unprofitable for an indefinite period of time.

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

The Company has limited capital resources and operations. The CDMO Unit generates limited amount of revenue that could partially support the operations of the Company. To date, its operations have been funded partially from the proceeds from financings or loans from its shareholders and management. From time to time, we may seek additional financing to provide the capital required to expand research and development (“R&D”) initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

If the Company does not raise sufficient capital to fund its ongoing development activities, it is likely that it will be unable to carry out its business plans, including R&D development and expansion of production facilities. Even if the Company obtains financing for near term operations and product development, the Company may require additional capital beyond the near term. Furthermore, additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed, its business, financial condition and results of operations would be materially adversely affected, and it could be forced to reduce or discontinue our operations.

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

Our growth is supported by continuous investment in time, resources and capital to identify and develop new products or new formulations for the market and market penetration. If we are unable to either develop new products on our own or acquire licenses for new products from other parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs and medical devices, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

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

The safety and preliminary efficacy findings from this study, combined with the unique properties of ABV-1701, are supportive of further investigation for its use following vitrectomy surgery in patients requiring vitreous replacement. However, new serious side effects of ABV-1701 may be uncovered as the clinical trials continue.

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

ABVC faces significant competition in seeking appropriate partners for its therapeutic candidates, and the negotiation process is time-consuming and complex. In order for ABVC to successfully partner its autoimmune, CNS and hematology therapeutic candidates, as well as Vitargus, its medical device, potential partners must view these medicinal candidates as economically valuable in markets they determine to be attractive in light of the terms that ABVC is seeking and compared to other available products for licensing by other companies. Even if ABVC is successful in its efforts to establish new strategic partnerships, the terms that ABVC agrees upon may not be favorable, and it may not be able to maintain such strategic partnerships if, for example, development or approval of an autoimmune therapeutic is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to any of ABVC’s therapeutic candidates could delay the development and commercialization of such candidates and reduce its competitiveness even if it reaches the market.

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

We conduct our operations internationally and the effect of business, legal and political risks associated with international operations may seriously harm our business.

Sales to customers outside the United States accounted for 0% for the year ended December 31, 2020 and 2019. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

●	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;

●	political and economic instability;

●	issues arising from cultural or language differences and labor unrest;

●	longer payment cycles and greater difficulty in collecting accounts receivable;

●	compliance with trade and technical standards in a variety of jurisdictions;

●	difficulties in staffing and managing international operations, including the risks associated with fraud, theft and other illegal conduct;

●	compliance with laws and regulations, including environmental, employment and tax laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

●	difficulties enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States and European countries;

●	operations may be affected by political tensions, trade disputes and similar matters, particularly between China and Taiwan or between China and the United States;

●	United States and foreign trade restrictions, including those that may limit the importation of technology or components to or from various countries or impose tariffs or quotas; and

●	imposition of currency exchange controls or taxes that make it impracticable or costly to repatriate funds from foreign countries.

We cannot assure you that risks relating to our international operations will not seriously harm our business.

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

Risks Related to the Company’s Financial Condition

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2020, our outstanding current liabilities were approximately $4.8 million, which consisted primarily of short-term bank loans and accrued expenses. On April 5 and 20, 2020, we entered into certain exchange agreements separately with certain U.S. and non-U.S. holders of certain convertible promissory notes in the aggregate amount of $1,446,780; pursuant to the exchange agreements, we issued to the Holders an aggregate of 795,735 shares of Common Stock and warrants to purchase 795,735 shares of Common Stock. On November 9, 2020, we entered into an exchange agreement with a certain non-U.S. holder of certain convertible promissory notes in the amount of $270,272; pursuant to the exchange agreements, we will issue to the holder an aggregate of 120,121 shares of Common Stock and warrants to purchase 120,121 shares of Common Stock. On October 23, 2020, we entered into a securities purchase agreement with a certain accredited investor. Pursuant to such securities purchase agreement, we issued a convertible promissory note in principal amount of $2,500,000 with a maturity date of twenty-four (24) month anniversary from the issuance date. The convertible promissory note bears an interest rate of ten percent (10%) per annum and may be convertible into our shares of common stock at a fixed conversion price of $2.25 per share. We also agreed to issue an aggregate of 545,182 options of common stock to some of our employees in lieu of their deferred salaries in an aggregate amount of $1,090,360.

Our disclosure controls and procedures were not effective as of December 31, 2020 and as a result of such we do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. The ineffective disclosure controls and procedures may lead to restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market prices for our Common Stock.

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

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this prospectus. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock without shareholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing shareholders.

We may create any additional series of preferred stock and issue such shares in the future although we do not have any present intention of doing so.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to expand our production facilities, Research and development (“R&D”) initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and growth. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on our current shareholders.

Our internal computer systems, or those of our third-party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a loss of clinical trial data for our new drug candidates which could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or new drug candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

The elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

ABVC Bylaws eliminate the personal liability of our directors and officers to us and our shareholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our Bylaws provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our shareholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our shareholders.

Risks Related to the Company’s Common Stock

The share price of our Common Stock is volatile and may be influenced by numerous factors, some of which are beyond our control.

There is currently only a limited public market for our Common Stock, which is listed on the OTCQB Market, and there can be no assurance that a trading market will develop further or be maintained for our Common Stock in the future. The trading price of our Common Stock is likely to be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

●	the new drug candidates we acquire for commercialization;

●	the product candidates we seek to pursue, and our ability to obtain rights to develop those product candidates;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	actual or anticipated adverse results or delays in our pre-clinical studies and clinical trials;

●	our failure to get any of our new drug candidates approved;

●	unanticipated serious safety and environmental concerns related to the use and research activities of any of our new drug candidates;

●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

●	conditions or trends in the healthcare, biotechnology and pharmaceutical industries;

●	introduction of new products offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to maintain an adequate rate of growth and manage such growth;

●	issuances of debt or equity securities by us;

●	sales of our securities by us or our shareholders in the future, or the perception that such sales could occur;

●	trading volume of our Common Stock;

●	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

●	general political and economic conditions in U.S. and other countries and territories where we conduct our business;

●	effects of natural or man-made catastrophic events; and

●	adverse regulatory decisions;

●	additions or departures of key scientific or management personnel;

●	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

●	disputes or other developments relating to patents and other proprietary rights and our ability to obtain protection for our products;

●	our dependence on third parties, including CROs and scientific and medical advisors;

●	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

●	actual or anticipated variations in quarterly operating results;

●	failure to meet or exceed the estimates and projections of the investment community;

●	other events or factors, many of which are beyond our control.

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

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other shareholders wanted it to occur.

Our executive officers, directors, and principal shareholders own, in the aggregate, approximately 62.9% of our outstanding Common Stock. As a result of their stockholdings, these shareholders are able to assert substantial control over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

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

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline and you may lose some or all of your investment.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our shares.

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future, and any return on investment may be limited to the value of our Common Stock. We plan to retain any future earnings to finance growth.

Under applicable Nevada law, we, as a Nevada corporation, generally may not make a distribution if i) we would not be able to pay our debts as they become due in the usual course of business, or ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

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

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plan or otherwise, could result in dilution of the percentage ownership of our shareholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, including issuance of equity securities pursuant to any future stock incentive plan to our officers, directors, employees and non-employee consultants for their services to us, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Common Stock. Further, any future sales of our Common Stock by us or resales of our Common Stock by our existing shareholders could cause the market price of our Common Stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

Our Common Stock may be subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for shareholders to sell our Common Stock.

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

ITEM 2. PROPERTIES

Our Subsidiary BioLite has its laboratories located in Hsinchu Biomedical Science Park, with an address of 20, Sec. 2, Shengyi Rd., 2nd Floor, Zhubei City, Hsinchu County 302, Taiwan (R.O.C.). On January 1, 2015, BioLite Taiwan entered into a lease agreement with the National Science Park Administrative Office (Hsinchu City) under which it rents two dormitory buildings in Hsinchu County, Taiwan for a period of five years. On January 1, 2020, BioLite Taiwan extended the contract for another five years. The new expiration date is on Dec 31, 2024. The rent increases by a small percentage each year during the term of the lease agreement. During the fiscal years of 2019 and 2018, BioLite paid approximately $50,038 and $43,619, respectively for the rent. In addition, BioLite leases two spaces as its laboratories in Hsinchu County, Taiwan. BioLite Taiwan and the National Science Park Administrative Office (Hsinchu City) entered into two five-year term leases which each commenced respectively on January 1, 2020. The aggregate leasing area amounts to approximately 678 square meters (equivalent to approximately 7,298 square feet) on the second floor of the building. The leased space counts for approximately 1.9% of the total space of the building. In the fiscal year of 2019 and 2018, BioLite incurred rental expenses relating the laboratory spaces in the amount of approximately $9,000 per month.  BioLite paid $64,506 and $9,912 for the years ended December 31, 2020 and 2019, respectively.

Another of our Subsidiary BioKey is headquartered in Fremont, California. BioKey’s office lease will end on February 28, 2026 and the office occupies approximately 28,186 square feet.  BioKey’s space consists of offices, research and production laboratories, and manufacturing facilities, which are GMP certified. BioKey has an option to extend the lease for its offices in Fremont for a period of five years commencing February 28, 2026, and BioKey may exercise this option for 5 more years. The total BioKey’s rental expenses were $403,776 and $306,876 for the years ended December 31, 2020 and 2019, respectively.

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

Quarter Ended	High Bid*	Low Bid*

12/31/20	5.50	2.75
9/30/20	4.00	2.60
6/30/20	3.00	1.05
3/31/20	5.05	1.80
12/31/19	7.18	2.00
9/30/19	13.00	5.12
6/30/19	27.00	11.95
3/31/19	37.80	26.10

* as adjusted for the 1-for-18 reverse stock split effective on May 8, 2019.

Holders. As of March 15, 2021, we had approximately 711 shareholders of record of our common stock.

Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

Securities authorized for issuance under equity incentive plans.

Equity Compensation Plan Information

The  following table discloses information as of December 31, 2020, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	545,182	$2.00	2,812,949
Equity compensation plans not approved by security holders	-	-	-
Total	545,182	$2.00	2,812,949

See, Item 11, Executive Compensation for additional details about our option plan.

Recent Sales of Unregistered Securities.

During the period covered by this report, the Company has not issued unregistered securities to any person, except as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and, unless otherwise indicated below, the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder regarding offshore offers and sales. All recipients had adequate access, though their relationships with the Registrant, to information about the Registrant.

Between January 1, 2018 and August 6, 2019, the Company issued convertible notes of an aggregate amount of $800,000 to three non-U.S. investors for the Company’s general working capital purposes in reliance on an exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended.

On February 8, 2019, after the Merger, the Company issued 74,997,546 shares to the shareholders of BioLite and 29,561,231 shares to the shareholders of BioKey.

On June 30, 2019, the Company entered into a Stock Purchase Agreement with BioFirst, pursuant to which the Company agreed to issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst. These common shares have been issued during the year ended December 31, 2019.

On August 1, 2019, the Company entered into certain agreements to convert certain related party debts in an aggregate amount of $4,872,340 into shares of our common stock at a conversion price of $7.00 per share, which are being issued as of the date of this prospectus.

On April 5, 2020 and April 20, 2020, the Company entered into certain exchange agreements separately with certain U.S. and non-U.S. holders who are holders of certain convertible promissory notes issued by the Company in the aggregate amount of $1,446,780. Pursuant to the exchange agreements, the Company agreed to issue to the Holders an aggregate of 795,735 shares of the Company’s common stock, and warrants to purchase 795,735 shares of common stock.

Each warrant is exercisable upon issuance and expires three years from the date of issuance. The initial exercise price of the warrant is $5.00, subject to stock, splits, stock dividend and other similar events. In addition, when the closing price of the common stock equals or exceeds $9.00 per share for twenty Trading Days (as defined in the exchange agreements) during any thirty-day period, the Company shall have the right to require the holders to exercise all or any portion of the note holders’ warrants for a cash exercise. On September 30, 2020, the Company has issued such note holders’ shares warrants to the holders and closed the transactions contemplated by the Exchange Agreements. The note holder’s shares and warrants were exempt from the registration requirements of the Securities Act, pursuant to Regulation S and Regulation D promulgated thereunder.

In May 2020, the Company received capital contributions of approximately $1,602,040 in cash from 40 investors through private placements of the sale of certain number of Common Stocks for the purchase price of $2.25 per share of Common Stock and a free warrant attaches with each Common stock that was purchased. The exercise price of the warrant is at $6.00 per common stock with a mandatory redemption at $9.00 per common stock pursuant to the terms and conditions of the warrants.

On July 8, 2020, the Company entered an agreement with View Trade Securities Inc. (“ViewTrade”) to engage ViewTrade as the placement agent and the Company’s advisor with respect to its ongoing capital events. Pursuant to the agreement, the Company agreed to pay View Trade (“ViewTrade Securities”) 60,000 restricted common shares of the Company and 60,000 warrants to purchase common shares of the Company at an exercise price of $6 per share for a period of 5 years with cashless exercise provision.

As of December 31, 2020, the Company has issued 60,000 shares of common stock to ViewTrade for the advisory services with an estimated value of $135,000. The warrants were never issued and the parties mutually agreed to terminate the agreement on November 19, 2020. As a termination fee, the Company agreed to issue ViewTrade 50,000 restricted common shares of the Company.

Also on November 19, 2020, the Company and ViewTrade agreed to a new Advisory agreement under which ViewTrade was engaged to provide advisory services only. In addition to a retainer fee, the Company agreed to issue 200,000 warrants, with an exercise price of $2.25, an industry standard cashless exercise provision, and a term of 5 years from November 19, 2020.

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

On September 30, 2020, the Company issued an aggregate of 795,735 shares of Common Stock to five previous note holders, who had converted their outstanding principals and accrued and unpaid interests during the nine months ended September 30, 2020.

On November 8, 2020, the Company entered into an exchange agreement with a holder of convertible promissory notes issued by the Company in the aggregate amount of $270,272. Pursuant to the exchange agreements, the Company agreed to issue to the Holder an aggregate of 120,121 shares of the Company’s common stock, and warrants to purchase 120,121 shares of common stock. On December 31, 2021, the Company issued an aggregated of 120,121 shares of Common Stock to the note holder.

On November 11, 2020, the Company conducted a closing with regard to certain securities purchase agreements (the “SPAs”) dated October 23, 2020, separately with two non-U.S. investors (the “Investors”). Each of the Investors agreed to purchase and the Company agreed to sell to each of the Investors 1,111,112 shares of the Company’s common stock, and warrants to purchase 1,111,112 shares of common stock, for a purchase price of $2,500,000. The warrants are exercisable upon issuance and expires three years from the date of issuance. The initial exercise price of the warrants is $6.00, subject to stock, splits, stock dividend and other similar events. In addition, when the closing price of the common stock equals or exceeds $9.00 per share for twenty Trading Days (as defined in the exchange agreements) during any thirty-day period, the Company shall have the right to require the investors to exercise all or any portion of the warrants for a cash exercise. The aggregate net proceeds of the Offering were $5,000,000. The Company and the investors further agreed to amend the terms of the SPA to permit the closing of the offering to occur on a rolling basis.

During the year ended December 31, 2020, the Company entered into consulting agreements with four service providers for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 521,887 shares of unrestricted common shares, valued at the closing price from $2 to $3.68 per share on the grant date. As of December 31, 2020, these shares have been issued.

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party),and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of December 31, 2020 and 2019, stock subscription receivable was $3,160,360 and $4,063,320, respectively.

The Company paid the following fees to a FINRA member firm in connection with the Offering: (i) a cash success fee of $175,000 and (ii) warrants to purchase a number of shares of Common Stock equal to 7% of the number of shares of Common Stock sold in this offering, at an exercise price per share equal to $6.00 subject to adjustment (the “Comp Warrants”). The Comp Warrants are exercisable on a cashless basis, at the holder’s discretion

ITEM 6. SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties contained in this report and the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the twelve months ended December 31, 2020, the Company generated $483,045 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services.

Business Overview

American BriVision Corporation, which was incorporated in July 2015 in the State of Delaware, is a clinical stage biopharmaceutical company focused on development of new drugs and medical devices, all of which are derived from plants.

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

The Company develops its pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company’s scientists and other specialists known to the Company to identify drugs that it believes demonstrate efficacy and safety based on the Company’s internal qualifications. Once a drug is shown to be a good candidate for further development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia and Taiwan. In almost all cases, we have found that research institutions in each of those countries are eager to work with the Company to move forward with Phase II clinical trials.

Currently, institutions conducting phase II clinical trials in partnership with ABVC include:

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Pivotal Study in Australia, Principal Investigator: Andrew Chang, MD, Ph.D., Sydney Eye Hospital, Australia

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II, NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II, NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, NCE drug Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1501, A Phase I/II, Open Label Study to Evaluate the Safety and Efficacy of BLEX 404 Oral Liquid Combined with Docetaxel Monotherapy in Patients with Stage IV or Recurrent Breast Cancer Patients

●	Medical Device: ABV-2002, Class I/II through 510K for market launch, Corneal Storage Media, Technology Licensing in progress

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

Another part of the Company’s business is conducted by BioKey, a wholly owned subsidiary, that is engaged in a wide range of services, including, API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing.

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

BioLite was incorporated under the laws of the State of Nevada on July 27, 2016, with 500,000,000 shares authorized, par value $0.0001. BioLite’s key subsidiaries include BioLite BVI, Inc. (“BioLite BVI”) that was incorporated in the British Virgin Islands on September 13, 2016 and BioLite, Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 2006. BioLite Taiwan has been in the business of developing new drugs for over ten years.

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

As of December 31, 2020, no Series A Convertible Preferred Stock has been issued by the Company.

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

The October Note was issued on October 23, 2020 and the maturity date of the October Note is the twenty-four (24) month anniversary from the issuance date (the “Maturity Date”). Upon the Maturity Date, the Company shall pay to the holder, in cash, an amount representing all outstanding principal amount and accrued and unpaid interest under the October Note. The October Note bears an interest rate of ten percent (10%) per annum and may be convertible into shares of the Company’s common stock at a fixed conversion price of $2.25 per share. The holder of the October Note may elect to convert part or all of the outstanding balance of the October Note from the issuance date until the Maturity Date. The Company may prepay the outstanding amount at any time, in whole or in part, without any penalty.

In connection with the October Note and pursuant to the terms of an agreement entered into between the Company and a FINRA member firm, such firm shall receive (i) a cash success fee of $78,750 and (ii) upon conversion of the October Note, warrants equal to 7.0% of the number of shares of Common Stock received by the investor at the time of conversion (“Note Warrants”). The warrants are exercisable on a cashless basis, at the holder’s discretion.

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

Recent PPP Loan

On April 14, 2020, the Company received a loan in the amount of $124,400 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated April 14, 2020 issued by the Company, which matures on April 13, 2022 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is two years after the date of the promissory note. On October 23, American BriVision (Holding) Corporation (the “Company”) has started the application with the US Government regarding the loan forgiveness program.

On January 29, 2021, BioKey received a loan in the amount of $132,331 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated January 27, 2021 issued by the Company, which matures on January 28, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, the Company will start the application with the US Government regarding the loan forgiveness program as soon as the US Government allows. No collateral or personal guarantees are required.

On February 7, 2021, the Company received a loan in the amount of $104,167 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from Cathay Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated February 7, 2021 issued by the Company, which matures on February 6, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, the Company will start the application with the US Government regarding the loan forgiveness program as soon as the US Government allows. No collateral or personal guarantees are required.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2020, the Company has not earned royalties under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2020, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, American BriVision Corporation entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation, a corporation incorporated under the laws of Taiwan (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 12).

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

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst. Pursuant to the Purchase Agreement, the Company issued 428,571 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst (the “Total Payment”) in connection with a certain collaborative agreement between the Company and BioFirst dated July 24, 2017 (the “Collaborative Agreement”). Pursuant to the Collaborative Agreement, BioFirst granted the Company the global licensing right to co-develop BFC-1401 or ABV-1701 Vitreous Substitute for Vitrectomy for medical purposes in consideration for the Total Payment.

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement (“Purchase Agreement 2”) with BioFirst. Pursuant to Purchase Agreement 2, the Company issued 414,702 shares of the Company’s common stock (the “Shares”) to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst (the “Total Payment”) in connection with a loan provided to BriVision from BioFirst.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2020 and 2019, the Company’s cash and cash equivalents amounted $4,273,208 and $144,295, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2020 and 2019, the Company’s restricted cash equivalents amounted $728,163 and $16,148, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $961,217 and $0 for the year ended December 31, 2020 and 2019, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2020, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $13,961and $15,928 for the year ended December 31, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,623,102 and $0 for   the years ended December 31, 2020 and 2019.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $2,523,877 and $22,314 for the years ended December 31, 2020 and 2019, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2020 and 2019.   GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Translation Adjustment

The accounts of the Company’s subsidiaries in Taiwan were maintained, and their financial statements were expressed, in New Taiwan Dollar (“NT$”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the NT$ as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, shareholder’s deficit are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) as a component of shareholders’ equity (deficit).

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying U.S. GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible instruments and expand the existing disclosure requirements over earnings per share as it relates to convertible instruments. This ASU will be effective for the fiscal year beginning January 1, 2022 and interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method. The Company is currently evaluating the impact of adopting ASU 2020-06.

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

Results of Operations  — Year Ended December 31, 2020 Compared to Year Ended December 31, 2019.

Revenues. We generated $483,045 and $701,719 in revenues for the year ended December 31, 2020 and 2019, respectively. The decrease of $218,674, or approximately -31%, was primarily due to the impact of COVID-19 on our CDMO business sector. Even though we were not required to shut down our operations during the shelter-in-place period, several clients decided to postpone the progress of their current and new projects with us.

Operating Expenses.  Our operating expenses were $8,970,105 in the year ended December 31, 2020 as compared to $4,140,360 in the year ended December 31, 2019. Our total operating expenses increased by $4,829,745 during the year ended December 31, 2020 from 2019. Such increase in operating expenses was mainly attributed to the increase in stock based compensation by $4,124,665 mainly due to the increase in professional service fees that relates to our up-list and general expenses that occurred for our CDMO business unit; and our recent action of converting unpaid employees’ salaries to common stock option.

Other Income (expense).  The other expenses was ($2,308,160) in the year ended December 31, 2020 as compared to ($551,503) in the year ended December 31, 2019. The decrease of $1,756,657, or approximately 319%, was principally caused by the increase in impairment loss, investment loss, and loss on investment in equity securities, partially offset by the increase in interest income and other income.

Impairment loss was $961,217 for the year ended December 31, 2020 as compared to $0 for the year ended December 31, 2019. The increase of $961,217 was due to our re-assessment of valuation based on the latest market consensus and trading price.

Investment loss was $40,589 for the year ended December 31, 2020 as compared to $0 for the year ended December 31, 2019. The increase of $40,589 was mainly due to our liquidation of stocks at lower than historical book value based on the market condition.

Loss on investment in equity securities was $1,168,733 for the year ended December 31, 2020 as compared to $210,086 for the year ended December 31, 2019, representing an increase of $958,647, or 456%, which was mainly due to the investment in a related party, BioFirst, accounted for using the equity method accounting treatment.

Interest income was $71,045 for the year ended December 31, 2020 as compared to $23,344 for year ended December 31, 2019. The increase of $47,701, or approximately 204%, was primarily due to the interest income from various related-party loans.

Other income was $174,770 for the year ended December 31, 2020 as compared to $92,959 for the year ended December 31, 2019. The increase of $81,811, or approximately 88%, was primarily due to the adjustments of tax refund contributed by BioFirst based on the co-development agreement.

Net Loss. The net loss was $10,593,584 for the year ended December 31, 2020 compared to $3,933,240 for the year ended December 31, 2019. The Company’s net loss increased by $6,660,344 or approximately 169% during the year ended December 31, 2020 from 2019.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2020	As of December 31, 2019

Current Assets	$6,172,966	$878,238
Current Liabilities	$4,844,391	$6,814,193
Working Capital (deficit)	$1,328,575	$(5,935,955)

Cash Flow from Operating Activities

During the year ended December 31, 2020 and 2019, the net cash used in operating activities were ($4,563,919) and ($3,134,526), respectively. The decrease in the amount of $1,429,393 was primarily due to the increased net loss and accrued expenses and other current liabilities, partially offset by the increase in stock based compensation for nonemployees, non-cash based investment loss, loss on investment in equity securities, and due to related parties during the year ended December 31, 2020.

Cash Flow from Investing Activities

During the year ended December 31, 2020 and 2019, the net cash used in investing activities was ($225,431) and the net cash generated was ($35,297), respectively. The decrease in the amount of $190,134 was primarily due to the loan to related parties and partially offset by the net proceeds from sale of investment during the year ended December 31, 2020.

Cash Flow from Financing Activities

During the year ended December 31, 2020 and 2019, the net cash provided by financing activities were $9,567,843 and $3,087,489, respectively. The net cash provided by financing activities increased by $6,480,354 during the compared periods because we obtained more funding through common stock, short-term bank loans and convertible notes during the year ended December 31, 2020 than in the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of KCCW Accountancy Corp, our independent registered public accounting firm, are set forth on pages F-1 through F-42 of this Report.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2019.

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019.

PAGES	F-6	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2020.

PAGES	F-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American BriVision (Holding) Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American BriVision (Holding) Corporation and subsidiaries (collectively “the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 16 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition of Stock-Based Compensation Cost for Stock Options Issued

As described in Note 14 to the consolidated financial statements, the Company granted stock options to its employees and consultant for unpaid salaries and consulting fee and estimated total stock compensation expense related to the issuance of stock options of $1,706,419 for the year ended December 31, 2020. The stock compensation cost was valued at the grant date, and management evaluated the fair value of these stock options at the grant date and recognized based on the vesting schedule.

We identified the recognition of stock options as a critical audit matter due to the significant judgments made by management when developing underlying assumptions.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding and evaluated the design and implementation of certain controls relating to significant judgments and assumptions developed by management. We evaluated and tested sources of data and assumptions used by management. In addition, we tested the completeness and accuracy of the underlying assumptions used by management.

/s/ KCCW Accountancy Corp.

We have served as the Company's auditor since 2019.

Diamond Bar, California

March 15, 2021

KCCW Accountancy Corp. 3333 S. Brea Canyon Road, Suite 206, CA 91765 USA

Tel: +1 909 348 7228 • Fax: +1 909 895-4155s

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$4,273,208	$144,295
Restricted cash and cash equivalents	728,163	16,148
Accounts receivable, net	159,712	163,566
Accounts receivable - related parties, net	143,435	143,278
Due from related parties	696,255	333,682
Inventory, net	-	-
Prepaid expense and other current assets	172,193	77,269
Total Current Assets	6,172,966	878,238

Property and equipment, net	514,834	520,930
Operating lease right-of-use assets	1,772,747	524,445
Goodwill, net	-	-
Long-term investments	1,190,727	3,364,619
Deferred tax assets	1,790,597	1,460,033
Prepaid expenses – noncurrent	119,315	135,443
Security deposits	45,519	44,103
Total Assets	$11,606,705	$6,927,811

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$23,044	$23,995
Short-term bank loans	1,629,000	1,918,500
Short-term loan	100,000	-
Long-term bank loans – current portion	-	13,403
Notes payable	106,800	100,200
Accrued expenses and other current liabilities	2,118,854	2,007,573
Advance from customers	12,070	13,085
Operating lease liabilities – current portion	316,178	304,248
Due to related parties	288,445	425,689
Convertible notes payable – current portion	-	820,000
Convertible notes payable – related parties, current portion	250,000	1,187,500
Total Current Liabilities	4,844,391	6,814,193
Paycheck Protection Program Loan Payable	124,400	-
Tenant security deposit	19,280	2,880
Operating lease liability – noncurrent portion	1,456,567	235,555
Convertible notes payable – noncurrent portion	2,500,000	-
Total Liabilities	8,944,638	7,052,628

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 24,420,526 and 19,478,168 shares issued and outstanding	24,420	19,478
Additional paid-in capital	40,751,807	28,180,348
Stock subscription receivable	(3,160,360)	(4,063,320)
Accumulated deficit	(25,642,387)	(15,851,223)
Accumulated other comprehensive income	564,860	663,753
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ deficit	3,438,340	(150,964)
Noncontrolling interest	(776,273)	26,147
Total Equity (Deficit)	2,662,067	(124,817)

Total Liabilities and Equity (Deficit)	$11,606,705	$6,927,811

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019
Revenues	$483,045	$701,719

Cost of revenues	18,716	20,137

Gross profit	464,329	681,582

Operating expenses
Selling, general and administrative expenses	4,273,468	3,069,493
Research and development expenses	549,658	1,048,553
Stock based compensation	4,146,979	22,314
Total operating expenses	8,970,105	4,140,360

Loss from operations	(8,505,776)	(3,458,778)

Other income (expense)
Interest income	71,045	23,344
Interest expense	(405,032)	(482,014)
Rent income	20,071	19,487
Rent income – related parties	4,800	4,400
Impairment loss	(961,217)	-
Investment loss	(40,589)	-
Gain/Loss on foreign exchange changes	(3,275)	407
Gain/Loss on investment in equity securities	(1,168,733)	(210,086)
Other income	174,770	92,959
Total other expenses	(2,308,160)	(551,503)

Loss before provision income tax	(10,813,936)	(4,010,281)

Provision for income tax	(220,352)	(77,041)

Net loss	(10,593,584)	(3,933,240)

Net loss attributable to noncontrolling interests	(802,420)	(291,464)

Net loss attributed to ABVC and subsidiaries	(9,791,164)	(3,641,776)
Foreign currency translation adjustment	(98,893)	7,902
Comprehensive loss	$(9,890,057)	$(3,633,874)

Net loss per share:
Basic and diluted	$(0.50)	$(0.21)

Weighted average number of common shares outstanding:
Basic and diluted	19,715,559	17,498,543

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities
Net loss	$(10,593,584)	$(3,933,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,142	55,086
Stock based compensation	4,146,979	22,314
Gain/Loss on investment in equity securities	1,168,733	210,086
Other non-cash income and expenses	(15,360)	(5,747)
Investment loss	1,001,806	-
Deferred tax	(223,201)	(80,692)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,696	(120,739)
Decrease (increase) in prepaid expenses and deposits	(15,778)	(27,617)
Decrease (increase) in due from related parties	20,645	(282,092)
Decrease (increase) in inventory	-	1,306
Increase (decrease) in accounts payable	(951)	50,244
Increase (decrease) in notes payable	-	(4,861)
Increase (decrease) in accrued expenses and other current liabilities	(359,822)	801,434
Increase (decrease) in advanced from others	(1,015)	1,909
Increase (decrease) in due to related parties	266,791	178,083
Net cash used in operating activities	(4,563,919)	(3,134,526)

Cash flows from investing activities
Net proceeds from sale of investment	147,804	-
Loan to related parties	(373,235)	(17,496)
Long-term equity investment	-	(17,801)
Net cash used in investing activities	(225,431)	(35,297)

Cash flows from financing activities
Issuance of common stock for cash	7,615,331	-
Issuance of common shares for stock-based compensation	-	552,962
Proceeds from issuance of common stock for acquisition	-	531,147
Proceeds from convertible notes	2,500,000	1,207,500
Repayment of short-term bank loan	(350,000)	-
Proceeds from short-term loan	100,000	1,000,000
Proceeds from long-term loan	124,400	-
Net (repayments of) proceeds from short term borrowings from third parties	(480,989)	657,466
Proceeds from (repayment of) borrowings from related parties	72,704	(820,000)
Repayment of long-term bank loans	(13,603)	(41,586)
Net cash provided by financing activities	9,567,843	3,087,489

Effect of exchange rate changes on cash and cash equivalents and restricted cash	62,435	(4)

Net increase (decrease) in cash and cash equivalents and restricted cash	4,840,928	(82,338)

Cash and cash equivalents and restricted cash
Beginning	160,443	242,781
Ending	$5,001,371	$160,443

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$208,556	$167,126
Income taxes paid	$-	$2,050
Non-cash financing and investing activities
Common shares issued for employees and consultants	$-	$325,740
Capital contribution from related parties under common control	$-	$7,872,340

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN BRIVISION (HOLDING) CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2018	11,884,804	$11,885	$-	$14,983,714	$(12,209,446)	$655,851	(275,347)	$(9,100,000)	$317,610	$(5,340,386)
Issuance of common shares	7,593,364	7,593	(4,063,360)	13,174,320	-	-	-	-		9,118,593
Stock based compensation	-	-	-	22,314	-	-	-	-		22,314
Net loss for the year	-	-	-	-	(3,641,777)		-	-	(291,463)	(3,933,240)
Cumulative transaction adjustments	-	-	-	-	-	7,902	-	-		7,902
Balance at December 31, 2019	19,478,168	19,478	(4,063,320)	28,180,348	(15,851,223)	663,753	(275,347)	(9,100,000)	26,147	(124,817)
Capital contribution	3,384,615	3,385	-	7,611,946	-	-	-	-	-	7,615,331
Stock based compensation for options granted	-	-	-	1,706,419	-	-	-	-	-	1,706,419
Stock based compensation for services	641,887	642	902,960	1,536,958	-	-	-	-	-	2,440,560
Debt conversion	915,856	915	-	1,716,136	-	-	-	-	-	1,717,051
Net loss for the year	-	-	-	-	(9,791,164)	-	-	-	(802,420)	(10,593,584)
Cumulative transaction adjustments	-	-	-	-	-	(98,893)	-	-	-	(98,893)
Balance at December 31, 2020	24,420,526	$24,420	$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067

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

Upon the consummation of the Share Exchange, BriVision became a wholly owned subsidiary of the Company.

Following the Share Exchange, the Company has abandoned prior business plan and is now pursuing BriVision’s historically proposed businesses, which focus on the development of new drugs and innovative medical devices to fulfill unmet medical needs. The business model of the Company is to integrate research achievements from world-famous institutions, conduct clinical trials of translational medicine for Proof of Concept (“POC”), out-license to international pharmaceutical companies, and explore global markets.

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

Stock Reverse Split

On March 12, 2019, the Board of Directors of the Company by unanimous written consent in lieu of a meeting approved to i) effect a stock reverse split at the ratio of 1-for-18 (the “Reverse Split”) of both the authorized common stock of the Company (the “Common Stock”) and the issued and outstanding Common Stock and ii) to amend the articles of incorporation of the Company to reflect the Reverse Split. The Board approved and authorized the Reverse Split without obtaining approval of the Company’s shareholders pursuant to Section 78.207 of Nevada Revised Statutes. On May 3, 2019, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to effect the Reverse Split with the Secretary of State of Nevada. The Financial Industry Regulatory Authority (“FINRA”) informed the Company that the Reverse Split was effective on May 8, 2019. All shares and related financial information in this Form 10-K reflect this 1-for-18 reverse stock split.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents amounted 4,273,208 and $144,295, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2020 and December 31, 2019, the Company’s restricted cash equivalents amounted $728,163 and $16,148, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $961,217 and $0 for the year ended December 31, 2020 and 2019, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2020, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $13,961and $15,928 for the year ended December 31, 2020 and 2019, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,623,102 and $0 for the year ended December 31, 2020 and 2019, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $2,523,877 and $22,314 for the year ended December 31, 2020 and 2019, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the year ended December 31, 2020 and 2019. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying U.S. GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible instruments and expand the existing disclosure requirements over earnings per share as it relates to convertible instruments. This ASU will be effective for the fiscal year beginning January 1, 2022 and interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method. The Company is currently evaluating the impact of adopting ASU 2020-06.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2020 and 2019, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2020 and 2019, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

Pursuant to the BioFirst Collaborative Agreement, the Company will co-develop and commercialize the Product with BioFirst and pay BioFirst in a total amount of $3,000,000 in cash or stock of the Company before December 31, 2018. The amount of $3,000,000 is in connection with the compensation for BioFirst’s past research efforts and contributions made by BioFirst before the BioFirst Collaborative Agreement was signed and it does not relate to any future commitments made by BioFirst and BriVision in this BioFirst Collaborative Agreement. In addition, the Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both BriVision and BioFirst.

On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision. The Company determined to fully expense the entire amount of $3,000,000 since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended December 31, 2017.

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

4. INVENTORY

Inventory consists of the following:

	December 31, 2020	December 31, 2019

Finished goods	$100,967	$94,727
Work-in-process	22,038	20,676
Raw materials	61,718	57,904
Allowance for inventory valuation and obsolescence loss	(184,723)	(173,307)
Inventory, net	$-	$-

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019

Land	$395,645	$371,195
Buildings and leasehold improvements	2,233,573	2,225,386
Machinery and equipment	994,544	987,234
Office equipment	189,760	178,409
	3,813,522	3,762,224
Less: accumulated depreciation	(3,298,688)	(3,241,294)
Property and equipment, net	$514,834	$520,930

Depreciation expense were $37,142 and $55,086 for the year ended December 31, 2020 and 2019, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	December 31,	December 31,	Accounting
Name of related party	2020	2019	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.70%	0.72%	Cost Method
BioHopeKing Corporation	5.90%	7.13%	Cost Method
BioFirst Corporation	15.99%	15.89%	Equity Method
Rgene Corporation	31.62%	31.61%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	December 31, 2020	December 31, 2019

Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,853	$7,367
Genepharm Biotech Corporation	23,974	22,493
BioHopeKing Corporation	890,564	1,998,310
Sub total	922,391	2,028,170
Equity Method Investments, net
BioFirst Corporation	268,336	1,336,449
Rgene Corporation	-	-
Total	$1,190,727	$3,364,619

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2020 and 2019, the Company owns 15.99% and 15.89% common stock shares of BioFirst, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	December 31, 2020	December 31, 2019

Current Assets	$1,299,822	$1,350,701
Noncurrent Assets	2,540,041	7,450,032
Current Liabilities	1,986,340	2,060,460
Noncurrent Liabilities	73,197	78,888
Stockholders’ Equity	1,780,326	6,661,385

Statement of operation

	Year Ended December 31,
	2020	2019

Net sales	$257,235	$43,975
Gross profit	10,121	(37,160)
Net loss	(5,401,074)	(972,303)
Share of losses from investments accounted for using the equity method	(1,168,733)	(210,086)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2020 and 2019, the Company owns 31.62% and 31.61% common stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	December 31, 2020	December 31, 2019

Current Assets	$123,958	$82,254
Noncurrent Assets	412,342	62,768
Current Liabilities	1,392,756	312,950
Noncurrent Liabilities	38,953	-
Shareholders’ Deficit	(895,409)	(167,928)

Statement of operations

	Year Ended December 31,
	2020	2019

Net sales	$16,595	$-
Gross Profit	(335,735)	-
Net loss	(641,636)	(53,877)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the year ended December 31, 2020, the Company sold 218,000 shares of common stock of BioHopeKing Corporation at price of NT$24, equivalent $0.85, to several individuals, and the percentage of ownership decreased to 5.90% as of December 31, 2020. As a result of the transactions, the Company recognized investment loss of $40,589 and impairment loss of $961,217 for the same period.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Year Ended December 31,
	2020	2019

Share of equity method investee losses	$(1,168,733)	$(210,086)

7. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note. On January 21, 2020, Yu and Wei entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Yu and Wei” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Yu and Wei”. The aggregate principal amount plus accrued interest expenses were $354,722, and the Company agreed to issue to the Holders an aggregate of 192,784 shares of the Company’s common stock, and warrants to purchase 192,784 shares of the Company’s common stock. As of December 31, 2020, these common shares have been issued.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note. On January 21, 2020, Keypoint entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Keypoint” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Keypoint”. The aggregate principal amount plus accrued interest expenses were $292,826, and the Company agreed to issue to the Holders an aggregate of 159,145 shares of the Company’s common stock, and warrants to purchase 159,145 shares of the Company’s common stock. As of December 31, 2020, these common shares have been issued.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory notes (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira. (“Odaira”), pursuant to which the Company received $250,000. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note. On January 21, 2020, Odaira entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Odaira” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Odaira”. The aggregate principal amount plus accrued interest expenses were $284,036, and the Company agreed to issue to the Holders an aggregate of 154,368 shares of the Company’s common stock, and warrants to purchase 154,368 shares of the Company’s common stock. As of December 31, 2020, these common shares have been issued.

On May 30 and July 10, 2019, the Company issued two (2) twelve-month term unsecured convertible promissory notes (the “KSL Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “KSL”), pursuant to which the Company received $160,000 and $90,000, respectively. The KSL Note bears interest at 20% per annum. The Company shall pay to KSL an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KSL Note, which is on May 29, 2020 and July 9, 2020. At any time from the issuance date until the KSL Note has been satisfied, the KSL may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $0.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of the embedded beneficial conversion feature present in the KSL Note. On May 13, 2020, the Company received an acknowledgement letter from KSL that they will not claim the repayment of loan for 12 months. On November 9, 2020, the Company entered into an agreement with “KSL”. The aggregate principal amount plus accrued interest expenses are $270,272, and KSL agreed to use the full amount to purchase certain securities pursuant to a securities purchase agreement; KSL agreed to purchase and the Company agreed to issue 120,121 shares of the Company’s common stock and warrants for a purchase price of $270,272. As of December 31, 2020, the Company issued to the Holders an aggregate of 120,121 shares of the Company’s common stock.

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note. As of December 31, 2020, the Company paid off the convertible promissory note of $306,667, including principal and accrued and unpaid interest expense.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note. On April 20, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses were $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, and warrants to purchase 126,530 shares of common stock. As of December 31, 2020, these common shares have been issued.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note. On April 20, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses were $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, and warrants to purchase 162,908 shares of common stock. As of December 31, 2020, these common shares have been issued.

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hwalin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note. On January 19, 2021, the Company paid off the convertible promissory note of $311,233, including principal and accrued and unpaid interest expense.

 On October 23, 2020, the Company entered into a Securities Purchase Agreement (the “October SPA”) with one accredited investor. Pursuant to the October SPA, the Company sold and issued a convertible promissory note (the “October Note”) in the principal amount of $2,500,000 to the investor and received the payment from such investor on October 30, 2020. The October Note was issued on October 23, 2020 and the maturity date of the October Note is the twenty-four (24) month anniversary from the issuance date (the “Maturity Date”). Upon the Maturity Date, the Company shall pay to the holder, in cash, an amount representing all outstanding principal amount and accrued and unpaid interest under the October Note. The October Note bears an interest rate of ten percent (10%) per annum and may be convertible into shares of the Company’s common stock at a fixed conversion price of $2.25 per share. The holder of the October Note may elect to convert part or all of the outstanding balance of the October Note from the issuance date until the Maturity Date. The Company may prepay the outstanding amount at any time, in whole or in part, without any penalty.

As of December 31, 2020 and 2019, the aggregate carrying values of the convertible debentures were $2,750,000 and $2,007,500, respectively; and accrued convertible interest was $104,551 and $181,852, respectively.

Total interest expenses in connection with the above convertible note payable were $240,420 and $145,514 for the year ended December 31, 2020 and 2019, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	December 31,	December 31,
	2020	2019

Cathay United Bank	$267,000	$250,500
CTBC Bank	712,000	668,000
Cathay Bank	650,000	1,000,000
Total	$1,629,000	$1,918,500

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $267,000. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $267,000. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $267,000 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $267,000 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $267,000 for one year, which is due on September 6, 2021. As of December 31, 2020 and 2019, the effective interest rates per annum was 2.1% and 2.22%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $5,280 and $5,395 for the year ended December 31, 2020 and 2019, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $356,000, and NT$10,000,000, equivalent to $356,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $712,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $712,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $712,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $712,000 for six months, which is due on July 15, 2021. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $11,395 and $10,563 for the year ended December 31, 2020 and 2019, respectively.

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

In connection with the Note and Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang and Dr. George Lee, executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Note plus interest are fully paid and satisfied. Dr. Tsung Shann Jiang is the Chairman and Chief Executive Officer of BioLite Holding, Inc. and Dr. George Lee serves as the Chairman of the board of directors of BioKey, Inc, which became a wholly-owned subsidiary of the Company effective by operation of law on or about February 5, 2019. On December 29, 2020, the Company entered into a new loan extension agreement and assignment of deposit account with the Bank, which allowed Dr. Tsung Shann Jiang and Dr. George Lee to be removed as guarantees from the list of Guaranty.

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, The Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. The outstanding loan balance was $650,000 as of December 31, 2020.

Interest expenses were $53,992 and $59,586 for the year ended December 31, 2020 and 2019, respectively.

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

Interest expenses were $63 and $859 for the year ended December 31, 2020 and 2019, respectively.

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

On February 27, 2021, the Company has submitted all required to East West Bank for the application of forgiveness.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $106,800, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. As of December 31, 2020 and 2019, the balance due to this individual amounted to $106,800 and $100,200, respectively. Interest expense was $12,204 and $11,778 for the year ended December 31, 2020 and 2019, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term. Accrued interest expense was $1,302 as of and for the year ended December 31, 2020.

12. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
AsiaGene Corporation (the “AsiaGene”)	Shareholder; entity controlled by controlling beneficiary shareholder of YuanGene
Eugene Jiang	Former President and Chairman
Keypoint Technology Ltd. (the “Keypoint’)	The Chairman of Keypoint is Eugene Jiang’s mother.
Lion Arts Promotion Inc. (the “Lion Arts”)	Shareholder of the Company
Yoshinobu Odaira (the “Odaira”)	Director of the Company
GenePharm Inc. (the “GenePharm”)	Dr. George Lee, Board Director of Biokey, is the Chairman of GenePharm.
Euro-Asia Investment & Finance Corp Ltd. (the “Euro-Asia”)	Shareholder of the Company
LBG USA, Inc. (the “LBG USA”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
LionGene Corporation (the “LionGene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene
Kimho Consultants Co., Ltd. (the “Kimho”)	Shareholder of the Company
Mr. Tsung-Shann Jiang, Ms. Shu-Ling Jiang, Mr. Chang-Jen Jiang, Ms. Mei-Ling Jiang, and Mr. Eugene Jiang (collectively the “Jiangs”)	Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company and Rgene, the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, Mr. Tsung-Shann Jiang’s wife, is the Chairman of Keypoint; and a member of board of directors of BioLite Inc.

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc.

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2020	2019
GenePharm Inc.	$142,225	$142,225
Rgene	-	1,053
Amkey	1,210	-
Total	$143,435	$143,278

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2020	2019
Rgene	$42,911	$36,332
AsiaGene	4,241	3,578
BioFirst	-	137,151
BioFirst (Australia)	373,235	40,000
BioHopeKing Corporation	123,583	115,946
LBG USA	675	675
BioLite Japan	150,000	-
Keypoint	1,610	-
Total	$696,255	$333,682

(1)	As of December 31, 2020 and 2019, the Company has advanced an aggregate amount of $31,684 and $29,194 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. On January 1, 2020, the contract has been renewed for another year, when the new maturity date now is on December 31, 2020. As of December 31, 2020, and December 31, 2019, the outstanding loan balance was $31,684 and $29,194; and accrued interest was $11,227 and $7,138, respectively.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,560, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan will be matured on December 31, 2019. On January 1, 2020, the agreement has been renewed for another year, when the new maturity date now is on December 31, 2020. As of December 31, 2020 and 2019, the outstanding loan balance was $3,560 and $3,343, and accrued interest was $681 and $235, respectively.

(3)	On July 12, 2019, the Company had an aggregate amount of loan with BioFirst of $150,000 to meet its working capital needs, pursuant to which the interest bears at 12% per annum. The Company paid back $21,317 in 2019. The remaining loan balance was $128,683 as of December 31, 2019. This loan is matured on July 11, 2020 and bears interest at 1% per month (or equivalent to 12% per annum). As of December 31, 2020 and 2019, the outstanding loan balance was $0 and $128,683, and accrued interest was $0 and $8,468, respectively.

(4)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to June 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $321,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan will be matured on June 30, 2021 with an interest rate of 12% per annum. As of December 31, 2020 and 2019, the outstanding loan balances was $373,235 and $40,000, respectively.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2020 and 2019, due from BHK was $123,583 and $115,946, respectively.

(6)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2020 and 2019, the outstanding advance balances were $675.

(7)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of December 31, 2020 and 2019, the outstanding advance balances was $150,000 and $0, respectively.

(8)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. As of December 31, 2020, the outstanding loan balance was $1,610.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2020	2019
LionGene Corporation	$-	$10,275
BioFirst Corporation	23,647	24,182
AsiaGene	-	24,017
YuanGene	9,205	9,205
The Jiangs	16,627	40,031
Kimho	-	21,500
Euro Asia	-	12,000
Due to shareholders	166,261	284,479
Due to employee	72,704	-
Total	$288,445	$425,689

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

On October 15, 2019, LionGene has advanced funds to the Company for working capital purpose in an aggregate amount of NTD $300,000, equivalent to $10,020, The advances bear 1% interest rate per month. As of December 31, 2020 and 2019, the outstanding principal of loans was $0 and $10,020, and accrued interest was $0 and $255, respectively. Interest expenses in connection with these loans were $955 and $255 for the year ended December 31, 2020 and 2019, respectively.

(2)

On January 26, 2017, BriVision and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. On February 2, 2019, BriVision and BioFirst agreed to extend the remaining loan balance of $693,000 for one year matured on February 1, 2020. Under the terms of the loan agreement, the loan bears interest at 12% per annum. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $693,000 to 99,000 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2017, BioLite Taiwan and BioFirst entered into several loan agreements for an aggregate amount of NT$19,430,000, equivalent to $625,646, to meet its working capital needs. Under the terms of the loan agreements, the loans bear interest at 12% per annum. The term of the loans has various maturity dates through May 27, 2020. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $625,646 to 89,378 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2017, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $597,128 to 85,304 shares of the Company’s common stock at a conversion price of $7.00 per share.

On April 12, 2017, BioLite BVI and BioFirst entered into a loan agreement for NT$30,000,000, equivalent to $987,134 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum). BioLite BVI and BioFirst extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2019. On May 12, 2019, the two parties extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2020. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $987,134 to 141,020 shares of the Company’s common stock at a conversion price of $7.00 per share.

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

Since 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2020 and 2019, the aggregate amount of outstanding balance and accrued interest is $23,647 and $24,182, respectively.

(3)

In September 2017, AsiaGene entered an investment and equity transfer agreement (the “Investment and Equity Transfer Agreement”) with Everfront Biotech Inc. (the “Everfront”), a third party. Pursuant to the Investment and Equity Transfer Agreement, Everfront agreed to purchase 2,000,000 common shares of the Company owned by AsiaGene at $1.60 per share in a total amount of $3,200,000, of which $160,000 is due before September 15, 2017 and the remaining amount of $3,040,000 is due before December 15, 2017. AsiaGene also agreed to loan the proceeds to the Company for working capital purpose. The non-secured loan bears 0% interest rate and is due on demand. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $160,000 to 22,858 shares of the Company’s common stock at a conversion price of $7.00 per share.

As of December 31, 2020 and 2019, AsiaGene has advanced the Company an aggregate amount of $0 and $24,017, respectively for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)

On January 18, 2018, the Company and YuanGene entered into a loan agreement for a total of $50,000 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the Company is required to pay interest monthly to the lender. The maturity date of this loan is January 19, 2019. On January 20, 2019, the two parties extended the loan with the same interest rate and amount for one year. The loan will be matured on January 19, 2020. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $50,000 to 7,143 shares of the Company’s common stock at a conversion price of $7.00 per share.

In January 2018, YuanGene Corporation has advanced an aggregate amount of $42,690 to the Company for working capital purpose. The advances bear 0% interest rate and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $42,690 to 6,099 shares of the Company’s common stock at a conversion price of $7.00 per share.

As of December 31, 2020 and 2019, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(5)

Since 2018, Mr. Tsung-Shann Jiang, Mr. Chang-Jen Jiang, Ms. Shu-Ling Jiang, and Ms. Mei-Ling Jiang have entered into various loans with the Company for working capital purpose in an aggregate amount of $795,340. These loans bear interest at 12% per annum and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $837,726 to 119,675 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2018, the Jiangs have advanced funds to the Company for working capital purpose in an aggregate amount of $353,050. The advances bear 0% interest rate and are due on demand. On August 4, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $353,050 to 50,436 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2020 and December 31, 2019, the outstanding balance due to the Jiangs amounted to $16,627 and $40,031, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(6)	On July 2, 2019, the Company entered into an agreement with Kimho for consulting service, with such services to begin in September 2019. As of December 31, 2020 and 2019, the outstanding services charge was $0 and $21,500, respectively.

(7)	As of December 31, 2020 and 2019, Euro Asia has advanced of $0 and $12,000, respectively, to the Company for working capital purpose. The advances bear 0% interest rate.

(8)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of December 31, 2020 and 2019, the outstanding principal and accrued interest was $166,261 and $284,479, respectively. Interest expenses in connection with these loans were $21,520 and $14,910 for the year ended December 31, 2020 and 2019, respectively.

(9)	During the year Ended December 31, 2020, the Company had advances from one employee for working capital purpose. The outstanding balance due to this employee amounted to $72,704 as of December 31, 2020. This loan bears interest rate of 1.5% per annum, and is due on demand.

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

On May 3, 2019, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, which was effective May 8, 2019 upon its receipt of the written notice from Financial Industry Regulatory Authority (“FINRA”). Pursuant to the Certificate of Amendment, the Company effectuated a 1-for-18 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 318,485,252 outstanding shares of the Company’s common stock were exchanged for 17,693,625 shares of the Company’s Common Stock. All shares and related financial information in this Form 10-K reflect this 1-for-18 reverse stock split.

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s Common Stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. On November 21, 2020, the Company entered into an agreement with Kameyama, pursuant to which the Company granted and issued 24,694 stock options to Kameyama related to unpaid consulting fees of $49,388 (see Note 14).

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party),and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of December 31, 2020 and 2019, stock subscription receivable was $3,160,360 and $4,063,320, respectively.

On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 3). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst. On June 30, 2019, the Company entered into a Stock Purchase Agreement with BioFirst, pursuant to which the Company agreed to issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst. These common shares have been issued during the year ended December 31, 2019.

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

On July 8, 2020, the Company entered an agreement with View Trade Securities Inc. (“ViewTrade”) to engage ViewTrade as the placement agent and the Company’s advisor with respect to its ongoing capital events. Pursuant to the agreement, the Company agreed to pay View Trade 60,000 restricted common shares of the Company and 60,000 warrants to purchase common shares of the Company at an exercise price of $6 per share for a period of 5 years with cashless exercise provision. As of December 31, 2020, the Company has issued 60,000 shares of common stock to ViewTrade for the consulting fee with an estimated value of $135,000. The warrants were never issued and the parties mutually agreed to terminate the agreement on November 19, 2020. As a termination fee, the Company agreed to issue ViewTrade 50,000 restricted common shares of the Company.

Also on November 19, 2020, the Company and ViewTrade agreed to a new Advisory agreement under which ViewTrade was engaged to provide advisory services only. In addition to a retainer fee, the Company agreed to issue 200,000 warrants, with an exercise price of $2.25, an industry standard cashless exercise provision, and a term of 5 years from November 19, 2020.

During the year  ended December 31, 2020, the Company entered into a consulting agreement with a service provider for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 50,000 shares of unrestricted common shares, valued at the closing price of $2.9 per share on the grant date. As of December 31, 2020, these shares have been issued.

During the year ended December 31, 2020, the Company received aggregated capital contributions of $7,615,331 in cash from 45 investors through private placements of the sale of the Company’s common stock for the purchase price of $2.25 per share and a free warrant attached with each common stock purchased. As of December 31, 2020, 3,384,615 shares of the Company’s common stock have been issued.

During the year ended December 31, 2020, the Company entered into consulting agreements with four service providers for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 521,887 shares of unrestricted common shares, valued at the closing price from $2 to $3.68 per share on the grant date. As of December 31, 2020, these shares have been issued.

During the year ended December 31, 2020, the Company issued aggregated common shares of 915,856  to six previous note holders, who had converted their outstanding principals and accrued and unpaid interests, including the debt conversion to the following:

a.	Keypoint converted the aggregated amount of $292,826 at the conversion price of $1.84 on April 5, 2020, in exchange for 159,145 shares of the Company’s common stock, and warrants to purchase 159,145 shares of the Company’s common stock.

b.	Odaira converted the aggregated amount of $284,036 at the conversion price of $1.84 on April 5, 2020, in exchange for 154,368 shares of the Company’s common stock, and warrants to purchase 154,368 shares of the Company’s common stock.

c.	C.L.L. converted the aggregated amount of $289,974 at the conversion price of $1.78 on April 20, 2020, in exchange for 162,908 shares of the Company’s common stock, and warrants to purchase 162,908 shares of the Company’s common stock.

d.	KLS converted the aggregated amount of $225,222 at the conversion price of $1.78 on April 20, 2020, in exchange for 126,530 shares of the Company’s common stock, and warrants to purchase 126,530 shares of the Company’s common stock.

e.	Yu and Wei converted the aggregated amount of $354,722 at the conversion price of $1.84 on April 5, 2020, in exchange for 192,784 shares of the Company’s common stock, and warrants to purchase 192,784 shares of the Company’s common stock.

f.	KSL converted the aggregated amount of $270,272 at the conversion price of $2.25 on November 9, 2020, in exchange for 120,121 shares of the Company’s common stock, and warrants to purchase 120,121 shares of the Company’s common stock.

See Note 7 for more details in connection with the above debt conversion.

14. STOCK OPTIONS

On October 30, 2020, the Company issued an aggregate of 545,182 shares of common stock in lieu of unpaid salaries of certain employees and unpaid consulting fees under the 2016 Equity Incentive Plan, as amended, at a conversion price of $2 per share; the total amount of converted salaries and consulting fees was $1,090,361. On November 21, 2020, the Company has entered into acknowledgement agreements and stock option purchase agreements with these employees and consultant; pursuant to which the Company granted stock options to purchase 545,182 shares of the Company’s common stock in lieu of common stock. The options were vested at the grant date and become exercisable for 10 years from the grant date.

Options issued and outstanding as of December 31, 2020, and their activities during the year then ended are as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Contractual
	Underlying	Exercise Price	Life Remaining	Aggregate
	Shares	Per Share	in Years	Intrinsic Value
Outstanding as of January 1, 2020	-	$-		$
Granted	545,182	2.00	9.89	616,056
Forfeited	-	-
Outstanding as of December 31, 2020	545,182	2.00	9.89	$616,056
Exercisable as of December 31, 2020	545,182	2.00	9.89	$616,056
Vested and expected to vest	545,182	$2.00	9.89	$616,056

The fair value of stock options granted for the year ended December 31, 2020 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended
December 31, 2019

Risk free interest rate	0.38%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	89.01%

The weighted average grant date fair value of options granted during 2020 was $3.13. There are 2,812,949 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2020. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $1,706,419 and $0 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there were no unvested options.

15. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the Year Ended December 31, 2020 and 2019.

	For the Year Ended
	December 31, 2020	December 31, 2019
Numerator:
Net loss attributable to ABVC’s common stockholders	$(9,791,164)	$(3,641,776)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	19,715,559	17,498,543
Stock options		–
Weighted-average shares outstanding - Diluted	19,715,559	17,498,543

Loss per share
-Basic	$(0.50)	$(0.21)
-Diluted	$(0.50)	$(0.21)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

16. LEASE

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

	December 31, 2020	December 31, 2019
ASSETS
Operating lease right-of-use assets	$1,772,747	$524,445
LIABILITIES
Operating lease liabilities (current)	316,178	304,248
Operating lease liabilities (noncurrent)	1,456,567	235,555

Supplemental Information

The following provides details of the Company’s lease expenses:

	Year Ended December 31,
	2020	2019
Operating lease expenses	$337,282	$301,437

Other information related to leases is presented below:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$337,282	$301,437

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	3.08 years	3.08 years

Weighted Average Discount Rate:
Operating leases	0.55%	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2021	$324,788
2022	341,527
2023	358,431
2024	375,337
2025	338,676
Thereafter	56,916
Total future minimum lease payments, undiscounted	1,795,675
Less: Imputed interest	22,930
Present value of future minimum lease payments	$1,772,745

17. BUSINESS COMBINATION

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

18. SUBSEQUENT EVENTS

On February 7, 2021, the entity of ABVC received a loan in the amount of $104,167 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from Cathay Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated February 7, 2021 issued by the Company, which matures on February 6, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, the Company will start the application with the US Government regarding the loan forgiveness program as soon as the US Government allows. No collateral or personal guarantees are required.

On January 29, 2021, the entity of BioKey received a loan in the amount of $132,331 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated January 27, 2021 issued by the Company, which matures on January 28, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, the Company will start the application with the US Government regarding the loan forgiveness program as soon as the US Government allows. No collateral or personal guarantees are required.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020 because of the lack in segregation of duties in financial reporting due to the small size of our financial staff.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during year ended December 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of the date of this annual report, the name, age, and position of each executive officer and director and the term of office of each such person.

Set forth below is certain biographical information regarding each of our directors and officers as of the date of this annual report.

Name	Age	Title
Eugene Jiang	34	Chairman of the Board
Chihliang An	40	Chief Financial Officer (“CFO”)
Dr. Tsang Ming Jiang	60	Director
Dr. Ming-Fong Wu	45	Independent Director
Norimi Sakamoto	50	Independent Director
Yen-Hsin Chou	32	Independent Director
Dr. Tsung-Shann (T.S.) Jiang	67	Chief Strategy Officer (“CSTRO”) and Director
Dr. Chang-Jen Jiang	65	Director
Dr. Shin-Yu Miao	57	Independent Director
Yoshinobu Odaira	72	Independent Director
Shih-Chen Tzeng	63	Independent Director
Dr. Hwalin Lee	84	Director
Dr. Howard Doong	63	Chief Executive Officer (“CEO”)
Dr. Chi-Hsin (Richard) King	71	Chief Scientific Officer (“CSO”)

Eugene Jiang has served as our CEO and President since the Company’s inception in July 2015 until he resigned on September 15, 2017. He remains the Chairman of the Board. From June 2015 until present, Mr. Jiang also serves as Director for BioLite Incorporation. He also serves as CEO for Genepro Investment Company since March 2010. Mr. Jiang obtained an EMBA degree from the University of Texas in Arrington in 2009. And in 2008, Mr. Jiang received a bachelor’s degree in Physical Education from Fu-Jen Catholic University.

Dr. Howard Doong, was appointed as the Company’s new CEO on September 15, 2017. In addition to the position at the Company, Dr. Doong also serves as the CEO and Chief Scientific Officer (“CSO”) of LifeCode Biotechnology Company (“LifeCode”), a Taiwan company in the biotechnology business, since 2017. At the same time, he also serves as the CSO of Wuhan Frasergen Genomic Medicine Company (“Wuhan Frasergen Genomic”), a Chinese company in the biotechnology business, since 2016. He served as the CSO of Cold Spring Biotech Corporation, a Taiwan corporation in the biotechnology business from 2014 to 2016. He served as the CEO of iKnowledge-Care Bioscience Corp, a Taiwan company in the biotechnology business from 2014 to 2015. He served as the director of Taipei Veteran General Hospital-LihPao Laboratory of Cancer Genomic Medicine from 2012 to 2013. He served as the Vice President and director of Quality Assurance, TrimGen Corporation, a Maryland corporation in the biotechnology business from 2006 to 2011. Before 2006, Dr. Doong was a professor at the University of Maryland School of Medicine and Biotechnology Institute, and a researcher at National Cancer Institute (NCI) of the National Institutes of Health (NIH). Dr. Doong received his Ph.D. degree from University of Chicago, the Department of Organismal Biology and Anatomy and the Department of Surgery. He received his M.D and Ph.D. degree from Harvard-MIT Division of Health Sciences and Technology. He received his M.S. degree from the University of New Hampshire, Genetics Program and B.S. degree from Fu-Jen Catholic University, Taiwan, Department of Biology.

Mr. Chihliang An, was the Managing Director of Investment Team at Yinyai Investment (Hong Kong) since September 2018 to June 2019. Prior to that, Mr. An served as a Senior Director of Sales and Operations at Goertek (USA) from March 2017 to August 2018 and a Director of Finance at BioKey, Inc., which is a wholly-owned subsidiary of the Company now, from March 2015 to February 2017. Mr. Chihliang An received a Bachelor of Art degree in Statistics from Tamkang University in Taiwan in 2003 and an MBA in Finance from University of Kentucky in 2007.

Dr. T.S. Jiang, has been the chairman of BioLite, Inc., a subsidiary of BioLite, Inc., since January 2010. Prior to BioLite, Dr. Jiang served as the president and/or chairman of multiple biotech companies in Taiwan, including PhytoHealth Corporation from 1998 to 2009 and AmCad BioMed Corporation from 2008 to 2009. In addition, Dr. Jiang is a director on various biotech associations, such as the Taiwan Bio Industry Organization (Taiwan) from 2006 to 2008 and the Chinese Herbs and Biotech Development Association in Taiwan from 2003 to 2006. Dr. Jiang was an assistant professor at University of Illinois from 1981 to 1987 and an associate professor at Rutgers, the State University of New Jersey from 1987 to 1990 and served as a professor at a few Taiwanese universities during a period from 1990 to 1993, such as National Taiwan University, National Cheng Kung University and Tunghai University. Dr. Jiang obtained his bachelor degree in Engineering and Chemical Engineering from National Taiwan University in Taiwan in 1976, masters and Ph.D. from Northwestern University in the U.S. in 1981 and Executive Master of Business Administration (“EMBA”) from National Taiwan University in Taiwan in 2007. As a successful entrepreneur, Dr. Jiang has developed and commercialized PG2 Lyo Injection, a new drug to treat cancer related fatigue. From 1998 to 2009, Dr. T. S. Jiang served as President of Phyto Health Corporation where he led a project team to develop PG2 Injectable. This product was extracted, isolated and purified from a type of Traditional Chinese Medicine. PG2 Injection was intended for cancer patients who had trouble recovering from severe fatigue. Dr. Jiang oversaw and managed the R&D department, daily corporate operations and business of Phyto Health Corporation when he was the President. PG2 Lyo Injection received approval on its NDA from Taiwan Food and Drug Administration in 2010 and later was launched into the Taiwan market in 2012. We believe that Dr. Jiang provides leadership and technological guidance on our strategic development and operations.

Dr. Tsang Ming Jiang, has served as a technical director at the Industrial Technology Research Institute in Taiwan since January 2017. Prior to joining the Industrial Technology Research Institute as a technical director, Dr. Jiang worked at the Company as chief information officer from November 2016 to January 2017, Ericsson as engineering manager from 2013 to 2016 and the Industrial Technology Research Institute as deputy director from October 2011 to February 2013. In addition, Dr. Jiang worked at several other research institutes, including University of Alaska Fairbanks, National Taiwan University and Chung Cheng University, with his research interest in cloud computing and Internet security, especially in the areas of virtualization, software-defined data centers, SDN enabled networks and big data analytics. Dr. Jiang received his Bachelor of Science in electrical engineering in 1982 and Master of Science in electrical engineering in 1984, both from National Taiwan University, and his Ph.D. in electrical engineering and computer science from University of Illinois at Chicago in 1988. Dr. Tsang Ming Jiang is a brother of Dr. Tsung-Shann Jiang, who together with his wife collectively owns 80% of Lion Arts Promotion, Inc. which has approximately 69.3% of ownership interest in the Company through YuanGene Corporation, a wholly-owned subsidiary of Lion Arts Promotion, Inc.

Dr. Ming-Fong Wu, is a senior physician at Taoyuan Hanqun Orthopedic Clinic from 2012. Prior to Taoyuan Hanqun Orthopedic Clinic, Dr. Wu worked as a physician at various private and public hospitals and clinics, such as National Taiwan University Hospital. Dr. Wu graduated from National Taiwan University College of Medicine in 2000 and has obtained his license to practice medicine and orthopedist’s license in Republic of China.

Norimi Sakamoto, currently serves at four enterprises, Shogun Maitake Canada Co., Ltd. as an executive officer and business development manager from 2015, Shogun Maitake Odaira Enterprise Ltd as an executive officer from 2017, Odaira Corporation Co., Ltd. as chief executive officer since 2014 and MyLife Corporation as president and chief executive officer since 2012. Ms. Sakamoto started her career in 1997 from Sumitomo Corporation Hokkaido Co., Ltd. in Japan. Ms. Sakamoto received her Bachelor Degree of Arts in travel and tourism from Davis and Elkins College in 1993 and Master of Science in urban studies from the University of New Orleans in 1995.

Yen-Hsin Chou, has served as a clerk at Mega Securities Co., Ltd. since 2011. Ms. Chou’s responsibilities primarily include selling various types of securities, including futures, funds and insurance, managing clients’ accounts and business development. Ms. Chou received a Bachelor Degree from Yuan Chi University School of Economics in 2011.

Dr. Chang-Jen Jiang, has been an attending doctor at the department of pediatrics of Eugene Women and Children Clinic since 2009. Previously, Dr. Chang-Jen worked as an attending doctor at the department of pediatrics of Keelung Hospital, the Ministry of Health and Welfare in Taiwan from 1994 to 2009. Before his position at Keelung Hospital, he was a chief doctor at the department of pediatrics, hematology and oncology of Mackay Memorial Hospital in Taiwan for three years until 1994. Dr. Chang-Jen Jiang obtained his doctor of medicine degree (the Taiwanese equivalent degree of MD) from Taipei Medical University in Taiwan in 1982 and started his career in Mackay Memorial Hospital. We believe that the Company will benefit from Dr. Jiang’s knowledge in biology and experiences in medical practice.

Dr. Shin-Yu Miao, has served as an associate professor at Ling Tung University Department of Applied Foreign Languages since 2004. She served as a lecturer from 1996 to 2004. Ms. Miao received her M.S. in Adult Education from the University of Manchester in 1995 and Ph.D. in Adult Education from the University of South Australia in 2004. We believe that Ms. Miao’s familiarity with biotech research centers will be a valuable resource for our drug development.

Yoshinobu Odaira, is an entrepreneur and has founded a number of Japanese agricultural companies, including Yukiguni Maitake, our licensing partner. In 1983, Mr. Odaira established Yukiguni Maitake, which became a public company in Japan in 1994. In 2015, Bain Capital Private Equity purchased Yukiguni Maitake through a tender offer. In addition to his success with Yukiguni Maitake, Mr. Odaira served as the CEO of Yukiguni Shoji Co., Ltd. since 1988 and the CEO of Odaira Shoji Co., Ltd. from 1989.  In 2015, Mr. Odaira founded two new companies, Shogun Maitake Canada Co., Ltd. in Canada and Odaira Kinoko Research Co., Ltd. in Japan. Yoshinobu Odaira graduated from the Ikazawa Junior High School in 1963. We believe that we will benefit from Mr. Odaira’s successful business experience.

Shih-Chen Tzeng, has served as a sales manager at SinoPac Securities Corp. (“SinoPac Securities”), a well-established brokerage firm in Taiwan, since 2000. SinoPac Securities has fifty-eight (58) branch offices in Taiwan and subsidiaries in Hong Kong, Shanghai and London. Shih-Chen Tszeng graduated from Dam Kang University in 1978 with a bachelor degree in Accounting. We believe the Company will benefit from Ms. Tszeng’s knowledge and experience with the securities industries.

Dr. Hwalin Lee, serves as the chairman of Phoeng Foundation since 2011 and will become the director and chairman of the board of directors of BioKey Surviving Corporation after the closing of the BioKey Merger. From 1986, Dr. Lee has been the chairman of the Chuan Lyu Foundation. From 1973 to 1989, Dr. Lee was the president of Deltan Corporation and prior to that he was senior research chemist at a couple of chemical companies. Dr. Hwalin Lee obtained a B.S. in pharmacy from National Taiwan University in 1957 and a Ph.D. in Pharmaceutical Chemistry from University of California, San Francisco in 1966. Dr. Lee qualifies as a director of the Company because he has extensive work experience in chemical companies and educational background in pharmaceutical chemistry.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Dr. Chi-Hsin Richard King—Chief Scientific Officer

Effective September 15, 2017, the Board appointed Dr. Chi-Hsin Richard King as the CSO of the Company. Dr. Chi-Hsin Richard King, 71, retired since July 2017. He served as the consultant at TaiGen Biotechnology Co. Ltd (“TaiGen”), a Taiwan company in the biotechnology business, from August 2016 to July 2017, the Senior Vice President at TaiGen from July 2008 to August 2016 and as the Vice President at Research and Development of TaiGen from June 2005 to July 2008. Dr. King served as the Director at Albany Molecular Research Inc. (“AMRI”), a New York corporation, from January 2003 to June 2005, the Assistant Director at Medicinal Chemistry Department of AMRI from January 2000 to December 2002 and the Assistant Director at Chemical Development Department of AMRI from August 1997 to January 2000. Dr. King received the Ph. D. degree of organic chemistry from University of Utah in March 1980, and B.S. degree of chemistry from National Taiwan Normal University in July 1972.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Doong (1)	2020	200,000			234,750				434,750
	2019	133,332			150,003				283,335

Chun Mu Hung (2)	2020	-			-				-
	2019	14,434	-	-	-	-	-		14,434

Chihliang An (3)	2020	200,000			156,500				356,500
	2019	133,332			100,002				233,334

Tsung-Shann Jiang (4)	2020	200,000			106,749				306,749
	2019	133,332			-				133,332

Richard Chi-Hsin King (5)	2020	200,000			234,750				434,750
	2019	133,332			150,010				283,342

Eugene Jiang (6)	2020	200,000			207,585				407,585
	2019	133,332			128,030				261,362

(1)	Dr. Doong was appointed as the CEO on September 15, 2017.

(2)	Mr. Hung was appointed as the CFO, Secretary and Treasury on September 15, 2017 and resigned as the CFO, Secretary and Treasurer on May 4, 2018.

(3)	Mr. An was appointed as the CFO on September 1, 2019.

(4)	Dr. Jiang was appointed as the CSTRO on September 1, 2019

(5)	Dr. King was appointed as the CSO on September 15, 2017

(6)	Eugene Jiang was appointed as CBO on September 1, 2019

(7)	All options disclosed in this table were issued in exchange for previously unpaid and accrued salary owed to each such individual, following the individuals agreement to convert such salary into options. The total amount of salary that was converted into options was $600,850.

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

Stock Option Plan

Our board approved and adopted the Amended and Restated 2016 Equity Incentive Plan on September 12, 2020 (the “Plan”), a copy of which is attached hereto as exhibit 10.17.

Grants of Plan-Based Awards

On May 29, 2020, the Company’s Board of Directors approved the following future option awards pursuant to the Plan, but such options may not be issued until the Compensation Committee or the Board further approves such issuance:

●	20,000 options to each director; such options are exercisable at $2.00 per share.

●	Options for 266,667 shares, 155,556 shares, and 211,111 shares to the CEO, CFO and CSO, respectively; the options are exercisable at $2.00 per share.

On November 21, 2020, the Company issued an aggregate of 545,182 options to purchase shares of Common Stock in lieu of unpaid salaries of certain employees (other than Officers and Directors) and unpaid consulting fees under the Plan, as amended; the total converted salaries was $1,090,361. The options are exercisable at $2.00 per share.

As of the date of this report, we have granted options under the Plan that can be exercised for an aggregate of 545,182  shares of Common Stock.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2020:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Howard Doong	85,715	10,715	-	2.00	Nov 20, 2031	-	-	-		-
			-					266,667	(1)	1,360,002	(2)

Chihliang An	54,762	9,524		2.00	Nov 20, 2031			155,556	(1)	793,336	(2)

Tsung-Shann Jiang	34,105	-		2.00	Nov 20, 2031

Richard Chi-Hsin King	82,144	14,286		2.00	Nov 20, 2031			211,111	(1)	1,076,666	(2)

Eugene Jiang	72,418	12,193		2.00	Nov 20, 2031

(1)

The Board approved granting these future options, but they have not been issued as of the date of this Report and may not be issued until the Compensation Committee or the Board further approves such issuance.

(2)	Based on $5.10 per share, which is the closing market price of our Common Stock as of December 31, 2020.

Compensation of Directors

We did not pay any compensation to our non-executive directors in fiscal year 2020.

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

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2021 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 15, 2021, we had 24,420,526 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Howard Doong	18,404	* %
Eugene Jiang (1)	732,716	*
Chihliang An	13,334	*
Chi-Hsin (Richard) King	869	*
Yen-Hsin Chou	5,679	*
Dr. Shin-Yu Miao (2)	67,378	*
Dr. Tsang-Ming Jiang	6,067	*
Dr. Ming-Fong Wu	-	*
Norimi Sakamoto	-	*
Dr. Tsung-Shann Jiang (3)(5)	12,103,971	49.6%
Dr. Chang-Jen Jiang (4)	5,949	*
Yoshinobu Odaira	163,702	*
Shih-Chen Tzeng	-	*
Dr. Hwalin Lee	133,314	*

All officers and directors as a group (Fourteen (14) persons)	13,251,383	54.3%
YuanGene Corporation (5)	8,296,968	34%

*	less than 1%.

(1)	Eugene Jiang held 701,989 shares of the Company’s common stock through his ownership in AsianGene, 5,352 shares of the Company’s common stock through his ownership in BioFirst, 202 shares of the Company’s common stock through his ownership in Rgene, and the rest of 25,173 shares through direct ownership.

(2)	Dr. Shin-Yu Miao held 1,705 shares of the Company’s common stock through her ownership in BioFirst, 7 shares of the Company’s common stock through his ownership in Rgene, and the rest of 65,666 through direct ownership.

(3)	Dr. Tsung-Shann Jiang held 8,296,968 shares of common stock through his ownership in YuanGene Corporation, 11,603 shares of the Company’s common stock through BioLite, 19,609 shares through Rgene Corporation, 143,264 shares through BioFirst, 674,723 shares through Lion Arts, 509,877 shares through LionGene, 8,850 shares through Genepro Investment, 213,120 shares through Keypoint, 64,215 shares through Shu-Ling Chiang, and the rest of 2,161,742 shares through direct ownership.

(4)	Dr. Chang-Jen Jiang held 1,343 shares of common stock in the Company through his ownership in BioFirst, 6 shares of the Company’s common stock through Rgene, and the rest of 4,600 shares through direct ownership.

(5)	YuanGene Corporation is a company wholly-owned by Lion Arts, which is owned by Shu-Ling Chiang (80%) and Dr. Tsung-Shann Jiang (20%); however, YuanGene appointed Eugene Jiang to have sole voting control over the shares held by YuanGene, the principal office address of which is 2nd floor, Building B, SNPF Plaza, Savalalo, Apia, Samoa.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2019, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Co-Development agreement with Rgene Corporation

On November 10, 2020, the Company and Rgene signed an amendment to the Co-Dev Agreement dated May 26, 2017, pursuant to which both parties agreed to delete AB-1507 HER2/neu Positive Breast Cancer Combination Therapy and AB 1527 Ovary Cancer Combination Therapy and add ABV-1519 EGFR Positive Non-Small Cell Lung Cancer Combination Therapy and ABV-1526 Large Intestine / Colon / Rectal Cancer Combination Therapy to the products to be co-developed and commercialized. Other provisions of the Co-Dev Agreement remain in full force and effect.

Collaborative agreement with BioFirst Corporation

On November 4, 2020, we executed an amendment to our collaboration agreement with BioFirst dated July 24, 2017, to add BFC-1403 Intraocular Irrigation Solution and BFC-1404 Corneal Storage Solution to our agreement. BFC-1404 is utilized during a corneal transplant procedure to replace a damaged or diseased cornea while BFC-1403 has broader utilization during a variety of ocular procedures.

Initially ABVC will focus on BFC-1404, a solution utilized to store a donor cornea prior to either penetrating keratoplasty (full thickness cornea transplant) or endothelial keratoplasty (back layer cornea transplant). Designated ABV-2002 under ABVC’s product identification system, the solution is comprised of a specific poly amino acid that protects ocular tissue from damage caused by external osmolarity exposure during pre-surgery storage. The specific polymer in ABV 2002 can adjust osmolarity to maintain a range of 330 to 390 mOsM thereby permitting hydration within the corneal stroma during the storage period. Stromal hydration results in (a) maintaining acceptable corneal transparency and (b) prevents donor cornea swelling. ABV-2002 also contains an abundant phenolic phytochemical found in plant cell walls that provides antioxidant antibacterial properties and neuroprotection.

Early testing by BioFirst indicates that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost. Categorized as a Class I Medical Device that has the lowest risk to patients, ABVC intends to submit a Premarket Notification 510(K) submission to the FDA before the end of 2021 to demonstrate the device is at least as safe and effective as current products on the market.

On July 12, 2019, the Company had an aggregate amount of loan with BioFirst of $150,000 to meet its working capital needs, pursuant to which the interest bears at 12% per annum. The Company paid back $21,317 in 2019. The remaining loan balance was $128,683 as of December 31, 2019. The loan matured on July 11, 2020.

On May 11, 2018, the Company and BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”) (an entity 100% owned by BioFirst and controlled by controlling beneficiary shareholder of YuanGene), entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to June 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into another loan agreement with BioFirst (Australia) for $321,487 to properly record R&D cost and tax refund allocation based on a co-development contract executed on July 24, 2017. The loan will mature on June 30, 2021 with an interest rate of 12% per annum. As of December 31, 2020, the outstanding loan balances was $373,235.

Other related party transactions

●	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the terms of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2020, the amount due was $123,583.

●	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $100,000 and the advance bear 0% interest rate. As of December 31, 2020 and December 31, 2019, the outstanding advance balances was $150,000 and $0, respectively

●	On January 26, 2017, BriVision and BioFirst entered into a loan agreement for a total commitment (non-secured indebtedness) of $950,000 to meet its working capital needs. On February 2, 2019, BriVision and BioFirst agreed to extend the remaining loan balance of $693,000 for one year matured on February 1, 2020. Under the terms of the loan agreement, the loan bears interest at 12% per annum. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $693,000 to 99,000 shares of the Company’s common stock at a conversion price of $7.00 per share.

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

On April 12, 2017, BioLite BVI and BioFirst entered into a loan agreement for NT$30,000,000, equivalent to $987,134 to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum). BioLite BVI and BioFirst extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2019. On May 12, 2019, the two parties extended the loan with the same interest rate and amount for one year. The loan will be matured on May 11, 2020. On August 1, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $987,134 to 141,020 shares of the Company’s common stock at a conversion price of $7.00 per share.

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

Since 2019, BioFirst has also advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2020, the aggregate amount of outstanding balance and accrued interest is $23,647.

●	Since 2018, Mr. Tsung-Shann Jiang (Director), Mr. Chang-Jen Jiang (Director), Ms. Shu-Ling Jiang, and Ms. Mei-Ling Jiang (collectively, the “Jiangs”) have entered into various loans with the Company for working capital purpose in an aggregate amount of $795,340. These loans bear interest at 12% per annum and are due on demand. On August 1, 2019, the Company entered into a Conversion Agreements to convert the remaining balance of $837,726 to 119,675 shares of the Company’s common stock at a conversion price of $7.00 per share.

Since 2018, the Jiangs have advanced funds to the Company for working capital purpose in an aggregate amount of $353,050. The advances bear 0% interest rate and are due on demand. On August 4, 2019, the Company entered into a Conversion Agreement to convert the remaining balance of $353,050 to 50,436 shares of the Company’s common stock at a conversion price of $7.00 per share.

On November 15, 2019, the Jiangs advanced funds to the Company for working capital purpose in an aggregate amount of NTD $300,000, equivalent to $10,680, The advances bear 1% interest rate per month. As of December 31, 2020, the outstanding principal of loans was $10,680 and accrued interest was $5,947.

As of December 31, 2020, the outstanding balance due to the Jiangs amounted to $16,627. These loans bear interest rate of 0% to 1% per month, and are due on demand.

●	On December 31, 2018, one of company’s shareholders had advanced funds to the Company for working capital purpose in an aggregate amount of NTD $4,660,000, equivalent to $165,896. The advances bear 13.6224% interest rate per annum. As of December 31, 2020, the outstanding principal of loans was $165,896 and accrued interest was $366.

●	On January 21, 2019, the Company received a loan in the amount of $500,000 from Cathay Bank (the “Bank”) pursuant to a business loan agreement (the “Loan Agreement”) entered by and between the Company and Bank on January 8, 2019 and a promissory note (the “Note”) executed by the Company on the same day. The Loan Agreement provides for a revolving line of credit in the principal amount of $1,000,000 with a maturity date (the “Maturity Date”) of January 1, 2020. The Note executed in connection with the Loan Agreement bears an interest rate (the “Regular Interest Rate”) equal to the sum of one percent (1%) and the prime rate as published in the Wall Street Journal (the “Index”) and the accrued interest shall become payable each month from February 1, 2019. If the Company defaults on the Note, the default interest rate shall become five percent (5%) plus the Regular Interest Rate.

In connection with the Note and Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang (the Company’s majority shareholder, Chief Strategy Officer and a Director, who is also the Chairman and Chief Executive Officer of BioLite Holding, Inc the Chairman and Chief Executive Officer of BioLite Holding, Inc.) and Dr. George Lee (Chairman of the board of directors of BioKey, Inc.), executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Note plus interest are fully paid and satisfied. On December 29, 2020, the Company entered into a new loan extension agreement and assignment of deposit account with the Bank, which allowed Dr. Tsung Shann Jiang and Dr. George Lee to be removed as guarantees from the list of Guaranty.

In addition, on January 8, 2019, each of the Company and BioKey, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. The outstanding loan balance was $650,000 as of December 31, 2020.

●	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan, an entity controlled by the Company’s controlling beneficiary shareholder. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bears 0% interest rate.

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

Doctor Independence

The Company currently has six independent directors, Dr. Ming-Fong Wu, Norimi Sakamoto, Yen-Hsin Chou, Dr. Shin-Yu Miao, Yoshinobu Odaira, and Shih-Chen Tzeng, as that term is defined under the Nasdaq listing standard.

Audit Committee & Financial Expert

The Audit Committee of the Board of Directors currently consists of Ms. Chou (Chair), Mr. Wu and Ms. Miao. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Ms. Chou, Mr. Wu and Ms. Maio are each an “independent director” under the listing standards of The NASDAQ Stock Market. The Board of Directors has also determined Ms. Chou is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.abvcpharma.com. Information contained on our website are not incorporated by reference into and do not form any part of this prospectus.  We have included the website address as a factual reference and do not intend it to be an active link to the website.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended December 31,
	2020	2019
Audit Fees	$280,000	$83,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$280,000	$83,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
4.1	Form of Warrant (7)
4.2	Description of Securities registered under Section 12 of the Exchange Act+
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Deve Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated Amercian BriVision (Holding) Corporation 2016 Equity Incentive +
14.1	Code of Ethics (23)
21.1	List of subsidiaries (24)
23.1	Consent of KCCW Accountancy Corp +
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016. (3.4)

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2021.

American BriVision (Holding) Corporation

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong	President and Chief Executive Officer	March 16, 2021
Howard Doong

/s/ Eugene Jiang	Chairman of the Board of Directors	March 16, 2021
Eugene Jiang

/s/ Chihliang An	Chief Financial Officer	March 16, 2021
Chihliang An

/s/ Yen-Hsin Chou	Director	March 16, 2021
Yen-Hsin Chou

/s/ Shin-Yu Miao	Director	March 16, 2021
Shin-Yu Miao

/s/ Tsang-Ming Jiang	Director	March 16, 2021
Tsang-Ming Jiang

/s/ Ming-Fong Wu	Director	March 16, 2021
Ming-Fong Wu

/s/ Norimi Sakamoto	Director	March 16, 2021
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	March 16, 2021
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	March 16, 2021
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	March 16, 2021
Yoshinobu Odaira

/s/ Shih-Chen Tzeng	Director	March 16, 2021
Shih-Chen Tzeng

/s/ Hwalin Lee	Director	March 16, 2021
Hwalin Lee

SUPPLEMENTAL INFORMATIONTO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

On February 11, 2021, the Company filed a Current Report on Form 8-K to disclose the shareholder meeting it held on February 8, 2021; the related shareholder notice and proxy card were attached as an exhibit to the Current Report on Form 8-K filed on January 8, 2021, which Report was furnished to the SEC. The Company did not send any other annual report or proxy material to its shareholders during the fiscal year ended December 31, 2019.