Form 10-Q
period 2021-03-31
ABVC BIOPHARMA, INC.
filed 2021-05-10
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-91436

ABVC BioPharma, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	26-0014658
State or jurisdiction of incorporation or organization	IRS Employer Identification Number

44370 Old Warm Springs Blvd.

Fremont, CA 94538

Tel: (510) 668-0881

(Address and telephone number of principal executive offices)

American BriVision (Holding) Corporation

(Former name, if changed since last report)

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

As of May 10, 2021, there were 24,420,526 shares of common stock, par value per share $0.001, issued and outstanding.

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

As used in this Report, the terms “we”, “us”, “our”, and “our Company” and “the Company” refer to ABVC BioPharma, Inc. and its subsidiaries, unless otherwise indicated.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,615,073	$4,273,208
Restricted cash and cash equivalents	718,163	728,163
Accounts receivable, net	392,532	159,712
Accounts receivable - related parties, net	145,075	143,435
Due from related parties	702,889	696,255
Inventory, net	-	-
Prepaid expense and other current assets	631,721	172,193
Total Current Assets	5,205,453	6,172,966

Property and equipment, net	504,952	514,834
Operating lease right-of-use assets	1,714,740	1,772,747
Goodwill, net	-	-
Long-term investments	1,126,884	1,190,727
Deferred tax assets	1,815,755	1,790,597
Prepaid expenses – noncurrent	117,639	119,315
Security deposits	40,639	45,519
Total Assets	$10,526,062	$11,606,705

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,334	$23,044
Short-term bank loans	1,615,250	1,629,000
Short-term loan	100,000	100,000
Notes payable	105,300	106,800
Accrued expenses and other current liabilities	2,135,912	2,118,854
Advance from customers	12,070	12,070
Operating lease liabilities – current portion	331,179	316,178
Other payable	44,103	-
Due to related parties	312,152	288,445
Convertible notes payable - related parties, current portion	-	250,000
Total Current Liabilities	4,666,300	4,844,391
Paycheck Protection Program loan payable	236,498	124,400
Tenant security deposit	11,080	19,280
Operating lease liability – noncurrent portion	1,383,560	1,456,567
Convertible notes payable – noncurrent portion	2,500,000	2,500,000
Total Liabilities	8,797,438	8,944,638

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 24,420,526 and 24,420,526 shares issued and outstanding	24,420	24,420
Additional paid-in capital	40,751,807	40,751,807
Stock subscription receivable	(2,934,620)	(3,160,360)
Accumulated deficit	(26,770,892)	(25,642,387)
Accumulated other comprehensive income	601,000	564,860
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	2,571,715	3,438,340
Noncontrolling interest	(843,091)	(776,273)
Total Equity	1,728,624	2,662,067

Total Liabilities and Equity	$10,526,062	$11,606,705

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	March 31, 2021	March 31, 2020

Revenues	$263,150	$78,786

Cost of revenues	1,245	3,959

Gross profit	261,905	74,827

Operating expenses
Selling, general and administrative expenses	1,167,595	1,152,889
Research and development expenses	121,315	92,790
Stock-based compensation	225,740	525
Total operating expenses	1,514,650	1,246,204

Loss from operations	(1,252,745)	(1,171,377)

Other income (expense)
Interest income	52,529	10,720
Interest expense	(130,229)	(131,517)
Rental income	4,867	5,231
Rental income – related parties	1,600	1,200
Gain/Loss on foreign exchange changes	951	2
Gain/Loss on investment in equity securities	(47,791)	(70,411)
Other income (expense)	71	6,322
Government grant income	124,400	-
Total other income (expenses)	6,398	(178,453)

Loss before provision income tax	(1,246,347)	(1,349,830)

Provision for income tax	(51,024)	(40,568)

Net loss	(1,195,323)	(1,309,262)

Net loss attributable to noncontrolling interests	(66,818)	(61,724)

Net loss attributed to ABVC and subsidiaries	(1,128,505)	(1,247,538)
Foreign currency translation adjustment	36,140	(6,451)
Comprehensive loss	$(1,092,365)	$(1,253,989)

Net loss per share:
Basic and diluted	$(0.05)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	24,420,526	19,484,542

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020

Cash flows from operating activities
Net loss	$(1,195,323)	$(1,309,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,928	11,174
Stock based compensation for nonemployees	225,740	525
Gain/Loss on investment in equity securities	47,791	70,411
Government grant income	(124,400)	-
Other non-cash income and expenses	-	(2,333)
Deferred tax	(51,024)	(40,568)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(238,484)	52,950
Decrease (increase) in prepaid expenses and deposits	(187,723)	27,834
Decrease (increase) in due from related parties	(18,229)	(7,536)
Increase (decrease) in accounts payable	(12,710)	(3,632)
Increase (decrease) in accrued expenses and other current liabilities	136,519	500,743
Increase (decrease) in due to related parties	1,841	68,750
Net cash used in operating activities	(1,413,074)	(630,944)

Cash flows from investing activities
Prepayment for equity investment	(281,952)	-
Net cash used in investing activities	(281,952)	-

Cash flows from financing activities
Issuance of common stock	40,448	267,740
Proceeds from short-term borrowing from third parties	-	280,940
Repayment of convertible notes	(250,000)	-
Proceeds from long-term loans	236,498	-
Borrowings from related parties	15,280	71,688
Repayment of long-term bank loans	-	(9,981)
Net cash provided by financing activities	42,226	610,387

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(15,335)	(93)

Net increase (decrease) in cash and cash equivalents and restricted cash	(1,668,135)	(20,650)

Cash and cash equivalents and restricted cash
Beginning	5,001,371	160,443
Ending	$3,333,236	$139,793

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$21,666	$10,446
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Stock	Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	controlling Interest	Equity (Deficit)
Balance at December 31, 2019	19,478,168	$19,478	$(4,063,320)	$28,180,348	$(15,851,223)	$663,753	(275,347)	$(9,100,000)	$26,147	$(124,817)
Issuance of common shares	10,000	10	225,740	41,989	-	-		-	-	267,739
Stock based compensation	-	-	-	525		-		-	-	525
Net loss for the period	-	-	-	-	(1,247,538)	-		-	(61,724)	(1,309,262)
Cumulative transaction adjustments	-	-	-	-	-	(6,451)	-	-	-	(6,451)
Balance at March 31, 2020	19,488,168	$19,488	$(3,837,580)	$28,222,862	$(17,098,761)	$657,302	(275,347)	$(9,100,000)	$(35,577)	$(1,172,266)

	Common Stock		Stock	Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of shares	Amounts	controlling Interest	Equity (Deficit)
Balance at December 31, 2020	24,420,526	$24,420	$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-	-	(1,128,505)	-	-		(66,818)	(1,195,323)
Cumulative transaction adjustments	-	-	-	-	-	36,140	-	-	-	36,140
Balance at March 31, 2021	24,420,526	$24,420	$(2,934,620)	$40,751,807	$(26,770,892)	$601,000	(275,347)	$(9,100,000)	$(843,091)	$1,728,624

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ABVC BioPharma, Inc. (the “Company”), formerly known as American BriVision (Holding) Corporation, a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology to fulfill unmet medical needs and focuses on the development of new drugs and medical devices derived from plants.  BriVision develops its pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company to identify drugs that BriVision believes demonstrate efficacy and safety. Once a drug appears to be a good candidate for development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia and Taiwan to conduct a Phase II clinical trial. At present, clinical trials for the Company’s drugs and medical devices are being conducted at such world-famous institutions as Memorial Sloan Kettering Cancer Center (“MSKCC”) and MD Anderson Cancer Center. BriVision had no predecessor operations prior to its formation on July 21, 2015.

Name Change

The Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the Company’s corporate name from American BriVision (Holding) Corporation to ABVC BioPharma, Inc. and approved and adopted the Certificate of Amendment to affect same at the 2020 annual meeting of shareholders (the “Annual Meeting”). The name change amendment to the Company’s Articles of Incorporation was filed with Nevada’s Secretary of State and became effective on March 8, 2021 and FINRA processed our request to change our name on April 30, 2021, which became effective as of May 3, 2021.

The Company’s stock symbol remains ABVC.

Reverse Merger

On February 8, 2016, a Share Exchange Agreement (the “Share Exchange Agreement”) was entered into by and among the Company, BriVision, and Euro-Asia Investment & Finance Corp. Limited, a company incorporated under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Euro-Asia”), being the owners of record of 164,387,376 (52,336,000 pre-stock split) shares of Common Stock of the Company, and the owners of record of all of the issued share capital of BriVision (the “BriVision Stock”).

Pursuant to the Share Exchange Agreement, upon surrender by the BriVision Shareholders and the cancellation by BriVision of the certificates evidencing the BriVision Stock as registered in the name of each BriVision Shareholder, and pursuant to the registration of the Company in the register of members maintained by BriVision as the new holder of the BriVision Stock and the issuance of the certificates evidencing the aforementioned registration of the BriVision Stock in the name of the Company, the Company issued 166,273,921 (52,936,583 pre-stock split) shares (the “Acquisition Stock”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s Common Stock to the BriVision Shareholders (or their designees), and 163,159,952 (51,945,225 pre-stock split) shares of the Company’s Common Stock owned by Euro-Asia were cancelled and retired to treasury. The Acquisition Stock collectively represented 79.70% of the issued and outstanding Common Stock of the Company immediately after the Closing, in exchange for the BriVision Stock, representing 100% of the issued share capital of BriVision in a reverse merger (the “Merger”).

Pursuant to the Merger, all of the issued and outstanding common shares of BriVision were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921 (52,936,583pre-stock split) common shares of the Company and BriVision had become a wholly owned subsidiary of the Company. The holders of Company’s Common Stock as of immediately prior to the Merger held an aggregate of 205,519,223(65,431,144 pre-stock split) shares of Company’s Common Stock. Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision had become a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents amounted $2,615,073 and $4,273,208, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2021 and December 31, 2020, the Company’s restricted cash equivalents amounted $718,163 and $728,163, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2021, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,503 and $3,598 for the three months ended March 31, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $525 for the three months ended March 31, 2021 and 2020, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2021 and 2020. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2021 and December 31, 2020, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2021 and December 31, 2020, the Company has not earned the royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 12). Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both BriVision and Rgene.

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

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 12).

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

4. INVENTORY

Inventory consists of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Finished goods	$99,549	$100,967
Work-in-process	21,729	22,038
Raw materials	60,851	61,718
Allowance for inventory valuation and obsolescence loss	(182,129)	(184,723)
Inventory, net	$-	$-

5. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Land	$390,088	$395,645
Buildings and leasehold improvements	2,231,712	2,233,573
Machinery and equipment	992,882	994,544
Office equipment	187,181	189,760
	3,801,863	3,813,522
Less: accumulated depreciation	(3,296,911)	(3,298,688)
Property and equipment, net	$504,952	$514,834

Depreciation expenses were $2,928 and $11,174 for three months ended March 31, 2021 and 2020, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	March 31,	December 31,	Accounting
Name of related party	2021	2020	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.70%	0.70%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	15.99%	15.99%	Equity Method
Rgene Corporation	31.62%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	March 31, 2021	December 31, 2020

Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,742	$7,853
Genepharm Biotech Corporation	23,638	23,974
BioHopeKing Corporation	878,056	890,564
Sub total	909,436	922,391
Equity Method Investments, net
BioFirst Corporation	217,448	268,336
Rgene Corporation	-	-
Total	$1,126,884	$1,190,727

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2021 and December 31, 2020, the Company owns 15.99% and 15.99% common stock shares of BioFirst, respectively. During the three months ended March 31, 2021, the Company made prepayment for equity investment in BioFirst to purchase additional 132,000 shares issued by BioFirst in the aggregate amount of $281,952.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	March 31, 2021	December 31, 2020

Current Assets	$1,216,963	$1,299,822
Non-current Assets	2,633,925	2,540,041
Current Liabilities	1,959,919	1,986,340
Non-current Liabilities	76,082	73,197
Stockholders’ Equity	1,814,887	1,780,326

Statement of operation

	Three Months Ended March 31,
	2021	2020

Net sales	$12,239	$12,110
Gross profit	7,080	1,578
Net loss	(220,855)	(325,652)
Share of losses from investments accounted for using the equity method	(47,791)	(70,411)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2021 and December 31, 2020, the Company owns 31.62% and 31.62% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	March 31, 2021	December 31, 2020

Current Assets	$107,682	$123,958
Noncurrent Assets	395,665	412,342
Current Liabilities	1,451,387	1,392,756
Noncurrent Liabilities	28,877	38,953
Shareholders’ Deficit	(976,917)	(895,409)

Statement of operations

	Three Months Ended March 31,
	2021	2020

Net sales	$-	$-
Gross Profit	-	-
Net loss	(95,395)	(21,889)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the year ended December 31, 2020, the Company sold 218,000 shares of common stock of BioHopeKing Corporation at price of NT$24, equivalent $0.85, to several individuals, and the percentage of ownership decreased to 5.90% as of December 31, 2020. As a result of the transactions, the Company recognized investment loss of $40,589 and impairment loss of $961,217 for the same period. As of March 31. 2021, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Three Months Ended March 31,
	2021	2020

Share of equity method investee losses	$(47,791)	$(70,411)

7. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note. On January 21, 2020, Yu and Wei entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Yu and Wei” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Yu and Wei”. The aggregate principal amount plus accrued interest expenses were $354,722, and the Company agreed to issue to the Holders an aggregate of 192,784 shares of the Company’s common stock, and warrants to purchase 192,784 shares of the Company’s common stock. As of March 31, 2021, these common shares have been issued.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note. On January 21, 2020, Keypoint entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Keypoint” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Keypoint”. The aggregate principal amount plus accrued interest expenses were $292,826, and the Company agreed to issue to the Holders an aggregate of 159,145 shares of the Company’s common stock, and warrants to purchase 159,145 shares of the Company’s common stock. As of March 31, 2021, these common shares have been issued.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory notes (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira. (“Odaira”), pursuant to which the Company received $250,000. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note. On January 21, 2020, Odaira entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Odaira” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Odaira”. The aggregate principal amount plus accrued interest expenses were $284,036, and the Company agreed to issue to the Holders an aggregate of 154,368 shares of the Company’s common stock, and warrants to purchase 154,368 shares of the Company’s common stock. As of March 31, 2021, these common shares have been issued.

On May 30 and July 10, 2019, the Company issued two (2) twelve-month term unsecured convertible promissory notes (the “KSL Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “KSL”), pursuant to which the Company received $160,000 and $90,000, respectively. The KSL Note bears interest at 20% per annum. The Company shall pay to KSL an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KSL Note, which is on May 29, 2020 and July 9, 2020. At any time from the issuance date until the KSL Note has been satisfied, the KSL may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $0.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of the embedded beneficial conversion feature present in the KSL Note. On May 13, 2020, the Company received an acknowledgement letter from KSL that they will not claim the repayment of loan for 12 months. On November 9, 2020, the Company entered into an agreement with “KSL”. The aggregate principal amount plus accrued interest expenses are $270,272, and KSL agreed to use the full amount to purchase certain securities pursuant to a securities purchase agreement; KSL agreed to purchase and the Company agreed to issue 120,121 shares of the Company’s common stock and warrants for a purchase price of $270,272. As of March 31, 2021, the Company issued to the Holders an aggregate of 120,121 shares of the Company’s common stock.

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note. As of March 31, 2021, the Company paid off the convertible promissory note of $306,667, including principal and accrued and unpaid interest expense.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note. On April 20, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses were $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, and warrants to purchase 126,530 shares of common stock. As of March 31, 2021, these common shares have been issued.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note. On April 20, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses were $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, and warrants to purchase 162,908 shares of common stock. As of March 31, 2021, these common shares have been issued.

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hwalin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note. As of March 31, 2021, the Company paid off the convertible promissory note of $311,233, including principal and accrued and unpaid interest expense.

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

As of March 31, 2021 and December 31, 2020, the aggregate carrying values of the convertible debentures were $2,500,000 and $2,750,000, respectively; and accrued convertible interest was $110,215 and $104,551, respectively.

Total interest expenses in connection with the above convertible note payable were $66,897 and $95,214 for the three months ended March 31, 2021 and 2020, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	March 31,	December 31,
	2021	2020
Cathay United Bank	$263,250	$267,000
CTBC Bank	702,000	712,000
Cathay Bank	650,000	650,000
Total	$1,615,250	$1,629,000

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $263,250. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $263,250. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $263,250 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $263,250 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $263,250 for one year, which is due on September 6, 2021. As of March 31, 2021 and December 31, 2020, the effective interest rates per annum was 2.1%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,383 and $1,378 for the three months ended March 31, 2021 and 2020, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $351,000, and NT$10,000,000, equivalent to $351,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $702,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $702,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $702,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $702,000 for six months, which is due on July 15, 2021. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $2,949 and $2,755 for the three months ended March 31, 2021 and 2020, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, The Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. The outstanding loan balance was $650,000 as of March 31, 2021.

Interest expenses were $3,927 and $13,740 for the three months ended March 31, 2021 and 2020, respectively.

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

On January 29, 2021, the entity of BioKey received a loan in the amount of $132,331 under the Paycheck Protection Program administered by the United States Small Business Administration from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated January 27, 2021 issued by the Company, which matures on January 28, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, the Company will start the application with the US Government regarding the loan forgiveness program as soon as the US Government allows. No collateral or personal guarantees are required.

On February 7, 2021, the entity of ABVC received a loan in the amount of $104,167 under the Paycheck Protection Program administered by the United States Small Business Administration from Cathay Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated February 7, 2021 issued by the Company, which matures on February 6, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, the Company will start the application with the US Government regarding the loan forgiveness program as soon as the US Government allows. No collateral or personal guarantees are required.

PPP loan Forgiveness

On February 27, 2021, the Company submitted all required to East West Bank for the application of forgiveness. During 2021, the PPP loan from East West Bank of $124,400 was waived by the SBA as a gesture of supporting the operation of the Company. The Company recorded the forgiveness of the PPP loan as government grant income during the three months ended March 31, 2021.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $105,300, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. As of March 31, 2021 and 2020, the balance due to this individual amounted to $105,300 and $106,800, respectively. Interest expense was $3,204 and $2,988 for the three months ended March 31, 2021 and 2020, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term. Accrued interest expense was $375 and $1,302 as of March 31, 2021 and December 31, 2020, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2021	2020
GenePharm Inc.	$142,225	$142,225
Amkey	2,850	1,210
Total	$145,075	$143,435

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2021	2020
Rgene	$43,266	$42,911
AsiaGene	4,287	4,241
BioFirst (Australia)	379,110	373,235
BioHopeKing Corporation	121,848	123,583
LBG USA	675	675
BioLite Japan	150,000	150,000
Keypoint	1,610	1,610
The Jiangs	2,093	-
Total	$702,889	$696,255

(1)	As of March 31, 2021, and December 31, 2020, the Company has advanced an aggregate amount of $43,266 and $42,911 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the maturity date was December 31, 2020. As of March 31, 2021, and December 31, 2020, the outstanding loan balance was $31,239 and $31,684; and accrued interest was $12,027 and $11,227, respectively.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,510, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan maturity date was December 31, 2020. As of March 31, 2021, and December 31, 2020, the outstanding loan balance was $3,510 and $3,560, and accrued interest was $777 and $681, respectively.

(3)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to June 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $321,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan will be matured on June 30, 2021 with an interest rate of 12% per annum. As of March 31, 2021 and December 31, 2020, the aggregate amount of outstanding loan and accrued interest was $379,110 and $373,235, respectively.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of March 31, 2021 and 2020, due from BHK was $121,848 and $123,583, respectively.

(5)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of March 31, 2021 and 2020, the outstanding advance balances was $675 and $675, respectively.

(6)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of March 31, 2021 and December 31, 2020, the outstanding advance balances was $150,000 and $150,000, respectively.

(7)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. As of March 31, 2021 and December 31, 2020, the outstanding loan balance was $1,610.

(8)	In January 2021, the Company has advanced funds to the Jiangs. The advances bear 0% interest rate and are due on demand. As of March 31, 2021 and December 31, 2020, the outstanding advance balances was $2,093 and $0, respectively

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2021	2020
BioFirst Corporation	$23,647	$23,647
AsiaGene	24,017	-
YuanGene	9,205	9,205
The Jiangs	18,750	16,627
Due to shareholders	163,566	166,261
Due to employee	72,967	72,704
Total	$312,152	$288,445

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of March 31, 2021 and December 31, 2020, the aggregate amount of outstanding balance and accrued interest is $23,647 and $23,647, respectively.

(2)

As of March 31, 2021, and December 31, 2020, AsiaGene has advanced the Company an aggregate amount of $24,017 and $0, respectively for working capital purpose. This advance bears 0% interest rate and is due on demand.

(3)	As of March 31, 2021, and December 31, 2020, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)

Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of March 31, 2021, and December 31, 2020, the outstanding balance due to the Jiangs amounted to $18,750 and $16,627, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(5)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of March 31, 2021 and December 31, 2020, the outstanding principal and accrued interest was $163,566 and $166,261, respectively. Interest expenses in connection with these loans were $5,298 and $5,269 for the three months ended March 31, 2021 and 2020, respectively.

(6)	Commencing January, 2020, the Company had advances from one employee for working capital purpose. The outstanding balance including accrued interest due to this employee amounted to $72,967 and $72,704 as of March 31, 2021 and December 31, 2020, respectively. This loan bears interest rate of 1.5% per annum, and is due on demand.

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of March 31, 2021 and December 31, 2020, stock subscription receivable was $2,934,620 and $3,160,360, respectively.

On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 3). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst. On June 30, 2019, the Company entered into a Stock Purchase Agreement with BioFirst, pursuant to which the Company agreed to issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst. These common shares were issued during the year ended December 31, 2019.

In August, 2019, the Company entered into several Conversion Agreements to all creditors that are listed under below table of “due to related parties” in consideration for a total of $4,872,340 owed by the Company to various creditors based on outstanding loan agreements. Under the Conversion Agreements, creditor agrees to convert the amount of debt into the Company’s common stock at a price of $7.00 per share.

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

During the year ended December 31, 2020, the Company received aggregated capital contributions of $7,615,331 in cash from 45 investors through private placements of the sale of the Company’s common stock for the purchase price of $2.25 per share and a free warrant attached with each common stock purchased. As of March 31, 2021, 3,384,615 shares of the Company’s common stock have been issued.

During the year ended December 31, 2020, the Company entered into consulting agreements with four service providers for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 521,887 shares of unrestricted common shares, valued at the closing price from $2 to $3.68 per share on the grant date. As of March 31, 2021, these shares have been issued.

As of March 31, 2021, the Company issued aggregated common shares of 915,856  to six previous note holders, who had converted their outstanding principals and accrued and unpaid interests, including the debt conversion to the following:

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

Options issued and outstanding as of December 31, 2020, and their activities during the year then ended are as follows:

			Weighted-
		Weighted-	Average
		Average	Contractual
	Number of	Exercise	Life	Aggregate
	Underlying Shares	Price Per Share	Remaining in Years	Intrinsic Value
Outstanding as of January 1, 2020	-	$-		$
Granted	545,182	2.00	9.89	616,056
Forfeited	-	-
Outstanding as of December 31, 2020	545,182	2.00	9.89	$616,056
Exercisable as of December 31, 2020	545,182	2.00	9.89	$616,056
Vested and expected to vest	545,182	$2.00	9.89	$616,056

The fair value of stock options granted for the year ended December 31, 2020 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended
December 31, 2020

Risk free interest rate	0.38%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	89.01%

The weighted average grant date fair value of options granted during 2020 was $3.13. There are 2,812,949 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2020. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $0 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there were no unvested options.

15. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,128,505)	$(1,247,538)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	24,420,526	19,484,542
Stock options		–
Weighted-average shares outstanding - Diluted	24,420,526	19,484,542

Loss per share
-Basic	$(0.05)	$(0.06)
-Diluted	$(0.05)	$(0.06)

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

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

The Company has no finance leases. The Company’s leases primarily include various office and laboratory spaces, copy machine, and vehicles under various operating lease arrangements. The Company’s operating leases have remaining lease terms of up to approximately five years.

	March 31, 2021	December 31, 2020
ASSETS
Operating lease right-of-use assets	$1,714,740	$1,772,747
LIABILITIES
Operating lease liabilities (current)	331,179	316,178
Operating lease liabilities (noncurrent)	1,383,560	1,456,567

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2021	2020
Operating lease expenses	$78,847	$77,527

Other information related to leases is presented below:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$78,847	$77,527

	March 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term:
Operating leases	3.58 years	3.08 years

Weighted Average Discount Rate:
Operating leases	1.45%	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2021(excluding three months ended March 31, 2021)	$253,618
2022	352,248
2023	359,591
2024	374,584
2025	338,676
Thereafter	56,916
Total future minimum lease payments, undiscounted	1,735,633
Less: Imputed interest	20,893
Present value of future minimum lease payments	$1,714,740

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

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the three months ended March 31, 2021, the Company generated $263,150 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services.

Business Overview

The Company operates through American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, is a clinical stage biopharmaceutical company focused on development of new drugs and medical devices, all of which are derived from plants.

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

Currently, institutions that have or are now conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II completed. NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 1 completed. NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, NCE drug Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

The following trials are expected to begin in  the second or third quarter of 2021:

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Pivotal Study in Australia, Principal Investigator: Andrew Chang, MD, Ph.D., Sydney Eye Hospital, Australia

●	Drug: ABV-1501, A Phase I/II, Open Label Study to Evaluate the Safety and Efficacy of BLEX 404 Oral Liquid Combined with Docetaxel Monotherapy in Patients with Stage IV or Recurrent Breast Cancer Patients

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

On February 8, 2019, the Company, BioLite Holding, Inc. (“BioLite”), BioKey, Inc. (“BioKey”), BioLite Acquisition Corp., a direct wholly-owned subsidiary of the Company and BioKey Acquisition Corp., a direct wholly-owned subsidiary of the Company completed the business combination pursuant to that certain Agreement and Plan of Merger dated January 31, 2018, pursuant to which the Company acquired BioLite and BioKey via issuing shares of the Company’s Common Stock to the shareholders of BioLite and BioKey. As a result, BioLite and BioKey became two wholly-owned subsidiaries of the Company on February 8, 2019. The Company issued an aggregate of 104,558,777 shares of Common Stock (prior to the reverse stock split in 2019) to the shareholders of both BioLite and BioKey under a registration statement on Form S-4 (file number 333-226285), which became effective by operation of law on or about February 5, 2019.

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

As of March 31, 2021, no Series A Convertible Preferred Stock has been issued by the Company.

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

Financings

Financing in November 2020

On November 11, 2020, we conducted a closing with regard to certain securities purchase agreements (the “SPAs”) dated October 23, 2020, separately with two non-U.S. investors (the “Investors”). Each of the Investors agreed to purchase and the Company agreed to sell to each of the Investors 1,111,112 shares of the Company’s Common Stock, and warrants (the “November Warrants”) to purchase 1,111,112 shares of Common Stock, for a purchase price of $2,500,000. The November Warrants are exercisable upon issuance and will expire three years from the date of issuance. The initial exercise price of the November Warrants is $6.00, subject to stock, splits, stock dividend and other similar events. In addition, when the closing price of the Common Stock equals or exceeds $9.00 per share for twenty Trading Days (as defined in the SPAs) during any thirty-day period, the Company shall have the right to require the Investors to exercise all or any portion of the November Warrants for a cash exercise. The aggregate net proceeds were $5,000,000. The Company and the Investors further agreed to amend the terms of the SPA to permit the closing of the offering to occur on a rolling basis.

The Company paid the following fees to a FINRA member firm in connection with such offering: (i) a cash success fee of $175,000 and (ii) warrants to purchase a number of shares of Common Stock equal to 7% of the number of shares of Common Stock sold in the Offering, at an exercise price per share equal to $6.00 subject to adjustment (the “Comp Warrants”). The Comp Warrants are exercisable on a cashless basis, at the holder’s discretion.

Financing in October 2020

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

The issuance and sale of the Common Stock, the Investor Warrants, Comp Warrants, Note Warrants and the shares of Common Stock underlying the Investor Warrants, the Comp Warrants and the October Note were made in reliance on an exemption from registration contained in either Regulation D or Regulation S of the Securities Act.

Financing in May 2020

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

Financing in April 2020

On January 21, 2020, the Company entered into three note agreements with existing note investors who executed the agreements in 2018. These three investors are Guoliang Yu and Yingfei Wei Family Trust, Keypoint Technology Ltd., and Yoshinobu Odaira. The new agreements bear the same term as other notes investors who executed the contract in 2019. On April 5, 2020, the Company entered into exchange agreements with such note holders. Pursuant to the exchange agreements, the Holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $931,584, and the Company agreed to issue to the Holders an aggregate of 506,297 shares of the Company’s common stock and warrants to purchase 506,297 shares of the Company’s common stock.

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

Recent PPP Loan

On April 14, 2020, the Company received a loan in the amount of $124,400 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated April 14, 2020 issued by the Company, which matures on April 13, 2022 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is two years after the date of the promissory note. On October 23, ABVC BioPharma, Inc.(the “Company”) has started the application with the US Government regarding the loan forgiveness program.

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

On September 9, 2020, the Company issued a full clinical study report (CSR) of Vitargus® First-in-Human Phase I Clinical Trial. The safety and preliminary efficacy findings from this study, combined with the unique properties of Vitargus® (BFC-1401), are supportive of further development for its use during vitrectomy surgery in patients requiring vitreous replacement.

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

On November 9, 2020 the Company issued a full clinical study report (CSR) of its ABV-1505 Phase II Part I clinical trial conducted at the University of California, San Francisco (UCSF) for the treatment of Adult Attention-Deficit Hyperactivity Disorder (ADHD). The Phase II Part I clinical study for treating ADHD found that the active ingredient of ABV-1505, PDC-1421, was safe, well tolerated and efficacious during its treatment and the follow-up period with six adult patients. For the primary endpoints, the percentages of improvement in Adult Attention-Deficit/Hyperactivity Disorder Rating Scale-Investigator Rated-IV (ADHD-RS-IV) score from baseline to 8 weeks treatment were 83.3% (N=5) in the Intention-To-Treat (ITT) population and 80.0% (N=4) in the Per-Protocol (PP) population. Both low and high doses of PDC-1421 Capsule met the primary end points by passing the required 40% population in ADHD-RS-IV test scores. Overall, the results from this study, which demonstrate the therapeutic value of PDC-1421, support further clinical development of ABV-1505 for the treatment of adult ADHD.

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

Strategy

Key elements of our business strategy include:

●	Advancing to the pivotal trial phase of ABV-1701 Vitargus for the treatments of Retinal Detachment or Vitreous Hemorrhage, which we expect to generate revenues in the future.

●	Focusing on licensing ABV-1504 for the treatment of major depressive disorder, MDD, after the successful completion of its Phase II clinical trials.

●	Completing Phase II, Part 2 clinical trial for ABV-1505 for the treatment of attention deficit hyperactivity disorder, ADHD.

●	Out licensing drug candidates and medical device candidates to major pharmaceutical companies for phase III and pivotal clinical trials, as applicable, and further marketing if approved by the FDA.

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

Business Objectives

The Company is operating its core business based on collaborative activities that can generate current and future revenues through research, development and/or commercialization joint venture agreements. The terms of these agreements typically include payment to the Company related to one or more of the following:

●	nonrefundable upfront license fees,

●	development and commercial milestones,

●	partial or complete reimbursement of research and development costs and

●	royalties on net sales of licensed products.

Each type of payments results in revenue except for revenue from royalties on net sales of licensed products, which are classified as royalty revenues. To date, we have not received any royalty revenues. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the joint venture partner.

As part of the accounting for these arrangements, the Company applies judgment to determine whether the performance obligations are distinct and develop assumptions in determining the stand-alone selling price for each distinct performance obligation identified in the collaboration agreements. To determine the stand-alone selling price, the Company relies on assumptions which may include forecasted revenues, development timelines, reimbursement rates for R&D personnel costs, discount rates and probabilities of technical and regulatory success.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of March 31, 2021, the Company had not completed the first phase II clinical trial.

(iv)	In addition to the milestone payments, BioLite Taiwan is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of March 31, 2021, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, BriVision entered into a co-development agreement (the “Rgene Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by the controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 12). Pursuant to the Rgene Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1703 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Rgene Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017 as compensation of BriVision’s past research efforts and contributions made by BriVision before the Rgene Agreement was executed. The payment does not relate to any future milestones attained by BriVision. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene. All development costs shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company delivered all research, technical data and development data to Rgene pursuant to the Rgene Agreement in return for a cash payment of $450,000 and 1,530,000 common shares of Rgene stock valued at $2,550,000, which in 2018 was accounted for using the equity method long-term investment. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions, the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements and Rgene’s ability to remain in business. All research projects that were initiated will be managed and funded equally by the Company and Rgene.

The Company and Rgene signed an amendment to the Rgene Agreement on November 10, 2020, pursuant to which both parties agreed to delete AB-1507 HER2/neu Positive Breast Cancer Combination Therapy and AB-1527 Ovary Cancer Combination Therapy and add ABV-1519 EGFR Positive Non-Small Cell Lung Cancer Combination Therapy and ABV-1526 Large Intestine / Colon / Rectal Cancer Combination Therapy to the products to be co-developed and commercialized. Other provisions of the Rgene Agreement remain in full force and effect.

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Agreement”) with BioFirst Corporation, a corporation incorporated under the laws of Taiwan (“BioFirst”), pursuant to which BioFirst granted the Company global licensing rights to medical use of ABV-1701 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is a Director and shareholders of BioFirst (See Note 12).

Pursuant to the BioFirst Agreement, the Company and BioFirst will co-develop and commercialize BFC-1401. The Company will pay BioFirst a total amount of $3,000,000 in cash or stock of the Company before September 30, 2018 as payment in full for BioFirst’s past research efforts and contributions made by BioFirst before the BioFirst Agreement was executed. The Company is entitled to receive 50% of any future net licensing revenue or net profit associated with Vitargus. All development cost will be equally shared by both BriVision and BioFirst.

On September 25, 2017, BioFirst delivered all research, technical, data and development data to BriVision. For the year ended September 30, 2017, the Company determined to fully expense the entire amount of $3,000,000 since the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended September 30, 2017.

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst. Pursuant to the Purchase Agreement, the Company issued 428,571 shares of the Company’s common stock to BioFirst as payment for $3,000,000 owed by the Company to BioFirst in connection with the BioFirst Agreement.

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement with BioFirst whereby the Company issued 414,702 shares of the Company’s common stock to BioFirst as repayment in full for a loan in the amount of $2,902,911 provided to BriVision from BioFirst.

On November 4, 2020, the Company executed an amendment to the BioFirst Agreement with BioFirst to add ABV-2001 Intraocular Irrigation Solution and ABV-2002 Corneal Storage Solution to the agreement. ABV-2002 is utilized during a corneal transplant procedure to replace a damaged or diseased cornea while ABV-2001 has broader utilization during a variety of ocular procedures.

Initially the Company will focus on ABV-2002, a solution utilized to store a donor cornea prior to either penetrating keratoplasty (full thickness cornea transplant) or endothelial keratoplasty (back layer cornea transplant). ABV-2002 is a solution comprised of a specific poly amino acid that protects ocular tissue from damage caused by external osmolarity exposure during pre-surgery storage. The specific polymer in ABV-2002 can adjust osmolarity to maintain a range of 330 to 390 mOsM thereby permitting hydration within the corneal stroma during the storage period. Stromal hydration results in (a) maintaining acceptable corneal transparency and (b) prevents donor cornea swelling. ABV-2002 also contains an abundant phenolic phytochemical found in plant cell walls that provides antioxidant antibacterial properties and neuroprotection.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents amounted $2,615,073 and $4,273,208, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2021 and December 31, 2020, the Company’s restricted cash equivalents amounted $718,163 and $728,163, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2021, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,503 and $3,598 for the three months ended March 31, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $525 for the three months ended March 31, 2021 and 2020, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2021 and 2020. GAAP  also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	March 31, 2021	March 31, 2020

Revenues	$263,150	$78,786

Cost of revenues	1,245	3,959

Gross profit	261,905	74,827

Operating expenses
Selling, general and administrative expenses	1,167,595	1,152,889
Research and development expenses	121,315	92,790
Stock-based compensation	225,740	525
Total operating expenses	1,514,650	1,246,204

Loss from operations	(1,252,745)	(1,171,377)

Other income (expense)
Interest income	52,529	10,720
Interest expense	(130,229)	(131,517)
Rent income	4,867	5,231
Rent income – related parties	1,600	1,200
Gain/Loss on foreign exchange changes	951	2
Gain/Loss on investment in equity securities	(47,791)	(70,411)
Other income (expense)	71	6,322
Government grant income	124,400	-
Total other income (expenses)	6,398	(178,453)

Loss before provision income tax	(1,246,347)	(1,349,830)

Provision for income tax	(51,024)	(40,568)

Net loss	(1,195,323)	(1,309,262)

Net loss attributable to noncontrolling interests	(66,818)	(61,724)

Net loss attributed to ABVC and subsidiaries	(1,128,505)	(1,247,538)
Foreign currency translation adjustment	36,140	(6,451)
Comprehensive Loss	$(1,092,365)	$(1,253,989)

Net loss per share:
Basic and diluted	$(0.05)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	24,420,526	19,484,542

Revenues. We generated $263,150 and $78,786 in revenues for the three months ended March 31, 2021 and 2020, respectively; and incurred $1,245 and $3,959 in cost of sales for the three months ended March 31, 2021 and 2020, respectively. The increase in revenues was mainly due to the recovery from the impact of COVID-19 onto our CDMO business sector.

Operating Expenses.  Our operating expenses have increased by $268,446, or 22%, to $1,514,650 for the three months ended March 31, 2021 from $1,246,204 for the three months ended March 31, 2020. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses and research and development expenses.

Our selling, general and administrative expenses and stock-based compensation increased by $239,921, or 21%, mainly due to the increase in company’s marketing and up-list related expenses.

Our research and development expenses increased by $28,525 or approximately 31% primarily because of new service agreements signed with vendors during the three months ended March 31, 2021.

Other Income (Expense). Our other income was $6,398 for the three months ended March 31, 2021 as compared to other expense $178,453 for the three months ended March 31, 2020. The change was principally caused by the increase in government grant income of $124,400 during the quarter, due to the grant of the PPP loan, as well as increase in interest income and decreasing loss on investment in equity securities.

Interest income was $52,529 for the three months ended March 31, 2021 as compared to $10,720 for the three months ended March 31, 2020. The increase of $41,809, or approximately 390%, was primarily due to the interest income for various related-party loans.

Loss on investment in equity securities was $47,791 for the three months ended March 31, 2021 as compared to $70,411 for the three months ended March 31, 2020. The decrease of $22,620, or approximately 32%, was primarily due to the loss on investment in BioFirst.

Other income and government grant income totaled $124,471 for the three months ended March 31, 2021 as compared to $6,322 for the three months ended March 31, 2020. The increase of $118,149, or approximately 1,869%, was primarily due to the grant of the PPP loans.

Net Loss. As a result of the above factors, our net loss was $1,195,323 for the three months ended March 31, 2021 compared to $1,309,262 for the three months ended March 31, 2020, representing a decrease of $113,939, or 9%.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Current Assets	$5,205,453	$6,172,966
Current Liabilities	$4,666,300	$4,844,391
Working Capital (deficit)	$539,153	$1,328,575

Cash Flow from Operating Activities

During the three months ended March 31, 2021 and 2020, the net cash used in operating activities were $1,413,074 and $630,944, respectively. The increase in the amount used in operating activities of $782,130 was primarily due to the increased accounts receivables, prepaid expenses and deposits, and accrued expenses and other current liabilities, partially offset by the decrease in net loss during the three months ended March 31, 2021.

Cash Flow from Investing Activities

During the three months ended March 31, 2021, the net cash used in investing activities was $281,952, compared to the net cash used in investing activities was $0 for the three months ended March 31, 2020. The increase was due to the prepayment for equity investment during the first quarter of 2021.

Cash Flow from Financing Activities

During the three months ended March 31, 2021 and 2020, the net cash provided by financing activities were $42,226 and $610,387, respectively. The decrease in net cash provided by financing activities were primarily due to proceeds from long-term loan and issuance of common stock for cash, partially offset by the repayment of convertible notes during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2021 to continue to remediate the material weaknesses identified:

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time ABVC and its Subsidiaries may become involved in legal proceedings and claims, or be threatened with other legal actions and claims, arising in the ordinary course of business relating to its intellectual property, product liability, regulatory compliance and/or marketing and advertising of its products. As of the date of this report, ABVC and its Subsidiaries were not involved or threatened with any legal actions and regulatory proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of  equity securities during the three months ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 21, 2021 we terminated our service agreement with Olde Monmouth Stock Transfer Co., Inc to serve as our transfer agent and appointed Vstock Transfer, LLC to serve as our new transfer agent. Vstock’s address is 18 Lafayette Place, Woodmere, NY 11598, phone number (212) 828 – 8436.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 +
4.1	Form of Warrant (7)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Deve Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated Amercian BriVision (Holding) Corporation 2016 Equity Incentive (26)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: May 10, 2021	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: May 10, 2021	By:	/s/ Chihliang An
Chihliang An
Chief Financial Officer (Principal Financial Officer)