Form 10-Q
period 2021-06-30
ABVC BIOPHARMA, INC.
filed 2021-08-12
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-91436

ABVC BioPharma, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	26-0014658
State or jurisdiction of incorporation or organization	IRS Employer Identification Number

44370 Old Warm Springs Blvd.

Fremont, CA 94538

Tel: (510) 668-0881

(Address and telephone number of principal executive offices)

(Former name, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ABVC	The Nasdaq Stock Market LLC

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

As of August 11, 2021, there were 24,470,526 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$924,841	$4,273,208
Restricted cash and cash equivalents	732,163	728,163
Accounts receivable, net	297,024	159,712
Accounts receivable - related parties, net	145,475	143,435
Due from related parties	710,257	696,255
Inventory, net	-	-
Prepaid expense and other current assets	817,889	172,193
Total Current Assets	3,627,649	6,172,966

Property and equipment, net	511,747	514,834
Operating lease right-of-use assets	1,636,436	1,772,747
Goodwill, net	-	-
Long-term investments	1,095,751	1,190,727
Deferred tax assets	1,912,356	1,790,597
Prepaid expenses – noncurrent	119,985	119,315
Security deposits	41,042	45,519
Total Assets	$8,944,966	$11,606,705

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$5,047	$23,044
Short-term bank loans	1,634,500	1,629,000
Short-term loan	100,000	100,000
Notes payable	107,400	106,800
Accrued expenses and other current liabilities	1,865,254	2,118,854
Advance from customers	10,985	12,070
Operating lease liabilities – current portion	337,170	316,178
Due to related parties	315,676	288,445
Convertible notes payable - related parties, current portion	-	250,000
Total Current Liabilities	4,376,032	4,844,391
Paycheck Protection Program loan payable	236,498	124,400
Tenant security deposit	17,180	19,280
Operating lease liability – noncurrent portion	1,299,267	1,456,567
Convertible notes payable – noncurrent portion	2,500,000	2,500,000
Total Liabilities	8,428,977	8,944,638

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 24,470,526 and 24,420,526 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	24,470	24,420
Additional paid-in capital	41,001,757	40,751,807
Stock subscription receivable	(2,708,880)	(3,160,360)
Accumulated deficit	(28,742,458)	(25,642,387)
Accumulated other comprehensive income	965,581	564,860
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	1,440,470	3,438,340
Noncontrolling interest	(924,481)	(776,273)
Total Equity	515,989	2,662,067

Total Liabilities and Equity	$8,944,966	$11,606,705

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$31,441	$226,513	$294,591	$305,299

Cost of revenues	646	4,236	1,891	8,195

Gross profit	30,795	222,277	292,700	297,104

Operating expenses
Selling, general and administrative expenses	1,231,692	1,277,133	2,399,287	2,430,022
Research and development expenses	358,878	139,082	480,193	231,872
Stock-based compensation	475,740	75	701,480	600
Total operating expenses	2,066,310	1,416,290	3,580,960	2,662,494

Loss from operations	(2,035,515)	(1,194,013)	(3,288,260)	(2,365,390)

Other income (expense)
Interest income	10,722	9,350	63,251	20,070
Interest expense	(82,671)	(140,525)	(212,900)	(272,042)
Rent income	53,331	5,249	58,198	10,480
Rent income – related parties	800	1,200	2,400	2,400
Impairment loss	-	(944,204)	-	(944,204)
Investment loss	-	(38,937)	-	(38,937)
Gain/Loss on foreign exchange changes	(5,758)	8,656	(4,807)	8,658
Gain/Loss on investment in equity securities	(53,591)	(109,656)	(101,382)	(180,067)
Other income	162	170,179	233	176,501
Government grant income	-	-	124,400	-
Total other expenses	(77,005)	(1,038,688)	(70,607)	(1,217,141)

Loss before provision income tax	(2,112,520)	(2,232,701)	(3,358,867)	(3,582,531)

Provision for income tax	(59,564)	(48,644)	(110,588)	(89,212)

Net loss	(2,052,956)	(2,184,057)	(3,248,279)	(3,493,319)

Net loss attributable to noncontrolling interests	(81,390)	(334,760)	(148,208)	(396,484)

Net loss attributed to ABVC and subsidiaries	(1,971,566)	(1,849,297)	(3,100,071)	(3,096,835)
Foreign currency translation adjustment	364,581	(10,568)	400,721	(17,019)
Comprehensive loss	$(1,606,985)	$(1,859,865)	$(2,699,350)	$(3,113,854)

Net loss per share:
Basic and diluted	$(0.08)	$(0.09)	$(0.13)	$(0.16)

Weighted average number of common shares outstanding:
Basic and diluted	24,421,082	19,488,168	24,420,804	19,486,355

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
Cash flows from operating activities
Net loss	$(3,248,279)	$(3,493,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,869	21,599
Stock based compensation for nonemployees	701,480	600
Gain/Loss on investment in equity securities	101,382	180,067
Government grant income	(124,400)	-
Other non-cash income and expenses	-	(5,886)
Investment loss	-	983,141
Deferred tax	(111,388)	(92,062)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(137,312)	(39,845)
Decrease (increase) in prepaid expenses and deposits	(219,020)	20,091
Decrease (increase) in due from related parties	(12,346)	(438,174)
Increase (decrease) in accounts payable	(17,997)	(16,183)
Increase (decrease) in notes payable	-	51,240
Increase (decrease) in accrued expenses and other current liabilities	201,591	736,046
Increase (decrease) in advance from others	(1,085)	836
Increase (decrease) in due to related parties	4,427	44,778
Net cash used in operating activities	(2,857,078)	(2,047,071)

Cash flows from investing activities
Net proceeds from sale of investment	-	33,300
Prepayment for equity investment	(421,974)	-
Net cash provided by (used in) investing activities	(421,974)	33,300

Cash flows from financing activities
Issuance of common stock for private placement	-	1,697,051
Issuance of common stock for stock-based compensation	-	493,480
Proceeds from short-term loan	-	100,000
Proceeds from short-term borrowing from third parties	-	31,850
Proceeds from short-term borrowing from related parties	-	71,688
Repayment of convertible notes	(306,836)	-
Proceeds from long-term loans	236,498	124,400
Repayment of long-term bank loans	(4,396)	(263,362)
Net cash provided by financing activities	(74,734)	2,255,107

Effect of exchange rate changes on cash and cash equivalents and restricted cash	9,419	4,590

Net increase (decrease) in cash and cash equivalents and restricted cash	(3,344,367)	245,926

Cash and cash equivalents and restricted cash
Beginning	5,001,371	160,443
Ending	$1,657,004	$406,369

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$69,623	$59,812
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Common Stock				Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscribed Stock		Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2019	19,478,168	$19,478	$		$(4,063,320)	$28,180,348	$(15,851,223)	$663,753	(275,347)	$(9,100,000)	$26,147	$(124,817)
Issuance of common shares	10,000	10		-	225,740	41,989	-	-		-	-	267,739
Stock based compensation				-	-	525		-				525
Net loss for the period	-	-		-	-		(1,247,538)	-		-	(61,724)	(1,309,262)
Cumulative transaction adjustments	-	-		-	-	-		(6,451)		-	-	(6,451)
Balance at March 31, 2020	19,488,168	19,488		-	(3,837,580)	28,222,862	(17,098,761)	657,302	(275,347)	(9,100,000)	(35,577)	(1,172,266)
Issuance of common shares				1,697,051	225,740							1,922,791
Stock based compensation						75						75
Net loss for the period							(1,849,297)				(334,760)	(2,184,057)
Cumulative transaction adjustments								(10,568)				(10,568)
Balance at June 30, 2020	19,488,168	$19,488		$1,697,051	$(3,611,840)	$28,222,937	$(18,948,058)	$646,734	(275,347)	$(9,100,000)	$(370,337)	$(1,444,025)

	Common Stock				Stock	Additional		Accumulated Other	Treasury Stock		Non
	Number of shares	Amounts	Subscribed Stock		Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Total Equity
Balance at December 31, 2020	24,420,526	$24,420	$		$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067
Stock based compensation				-	225,740			-				225,740
Net loss for the period	-	-		-	-		(1,128,505)	-		-	(66,818)	(1,195,323)
Cumulative transaction adjustments	-	-		-	-	-		36,140		-	-	36,140
Balance at March 31, 2021	24,420,526	24,420		-	(2,934,620)	40,751,807	(26,770,892)	601,000	(275,347)	(9,100,000)	(843,091)	1,728,624
Issuance of common shares for consulting service	50,000	50				249,950						250,000
Stock based compensation					225,740							225,740
Net loss for the period							(1,971,566)				(81,390)	(2,052,956)
Cumulative transaction adjustments								364,581				364,581
Balance at June 30, 2021	24,470,526	$24,470		$-	$(2,708,880)	$41,001,757	$(28,742,458)	$965,581	(275,347)	$(9,100,000)	$(924,481)	$515,989

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents amounted $924,841 and $4,273,208, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2021 and December 31, 2020, the Company’s restricted cash equivalents amounted $732,163 and $728,163, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 for the three and six months ended June 30, 2021. Other-than-temporary impairment of equity investments were $944,204 for the three and six months ended June 30, 2020.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2021, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,859 and $3,759 for the three months ended June 30, 2021 and 2020, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $5,362 and $7,357 for the six months ended June 30, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and six months ended June 30, 2021 and 2020, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $475,740 and $75 for the three months ended June 30, 2021 and 2020, respectively. Total non-employee stock-based compensation expenses were $701,480 and $600 for the six months ended June 30, 2021 and 2020, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2021 and 2020. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of June 30, 2021 and December 31, 2020, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of June 30, 2021 and December 31, 2020, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation. Pursuant to the Purchase Agreement, the Company issued 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst (the “Total Payment”) in connection with a certain collaborative agreement between the Company and BioFirst dated July 24, 2017 (the “Collaborative Agreement”). Pursuant to the Collaborative Agreement, BioFirst granted the Company the global licensing right to co-develop BFC-1401 or ABV-1701 Vitreous Substitute for Vitrectomy for medical purposes in consideration for the Total Payment.

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement (“Purchase Agreement 2”) with BioFirst Corporation. Pursuant to Purchase Agreement 2, the Company issued 414,702 shares of the Company’s common stock to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst in connection with a loan provided to BriVision from BioFirst.

4. INVENTORY

Inventory consists of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Finished goods	$101,534	$100,967
Work-in-process	22,162	22,038
Raw materials	62,065	61,718
Allowance for inventory valuation and obsolescence loss	(185,761)	(184,723)
Inventory, net	$-	$-

5. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Land	$397,868	$395,645
Buildings and leasehold improvements	2,234,317	2,233,573
Machinery and equipment	995,208	994,544
Office equipment	190,792	189,760
	3,818,185	3,813,522
Less: accumulated depreciation	(3,306,438)	(3,298,688)
Property and equipment, net	$511,747	$514,834

Depreciation expenses were $2,941 and $10,425 for three months ended June 30, 2021 and 2020, respectively.

Depreciation expenses were $5,869 and $21,599 for six months ended June 30, 2021 and 2020, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	June 30,	December 31,	Accounting
Name of related party	2021	2020	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.70%	0.70%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	15.99%	15.99%	Equity Method
Rgene Corporation	31.62%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,897	$7,853
Genepharm Biotech Corporation	24,109	23,974
BioHopeKing Corporation	895,567	890,564
Sub total	927,573	922,391
Equity Method Investments, net
BioFirst Corporation	168,178	268,336
Rgene Corporation	-	-
Total	$1,095,751	$1,190,727

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2021 and December 31, 2020, the Company owns 15.99% and 15.99% common stock shares of BioFirst, respectively. During the six months ended June 30, 2021, the Company made prepayment for equity investment in BioFirst to purchase additional 197,000 shares issued by BioFirst in the aggregate amount of $421,974.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	June 30, 2021	December 31, 2020
	(Unaudited)
Current Assets	$1,162,565	$1,299,822
Non-current Assets	2,605,784	2,540,041
Current Liabilities	1,948,839	1,986,340
Non-current Liabilities	58,745	73,197
Stockholders’ Equity	1,760,765	1,780,326

Statement of operation

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Net sales	$13,500	$25,730
Gross profit	3,203	3,261
Net loss	(465,704)	(832,818)
Share of losses from investments accounted for using the equity method	(101,382)	(180,067)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2021 and December 31, 2020, the Company owns 31.62% and 31.62% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Current Assets	$72,532	$123,958
Noncurrent Assets	390,079	412,342
Current Liabilities	1,573,057	1,392,756
Noncurrent Liabilities	19,695	38,953
Shareholders’ Deficit	(1,130,141)	(895,409)

Statement of operations

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Net sales	$-	$2,237
Gross Profit	-	(331,565)
Net loss	(228,451)	(391,686)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the year ended December 31, 2020, the Company sold 218,000 shares of common stock of BioHopeKing Corporation at price of NT$24, equivalent $0.85, to several individuals, and the percentage of ownership decreased to 5.90% as of December 31, 2020. As a result of the transactions, the Company recognized investment loss of $40,589 and impairment loss of $961,217 for the same period. As of June 30, 2021, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Share of equity method investee losses	$(101,382)	$(180,067)

7. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note. On January 21, 2020, Yu and Wei entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Yu and Wei” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Yu and Wei”. The aggregate principal amount plus accrued interest expenses were $354,722, and the Company agreed to issue to the Holders an aggregate of 192,784 shares of the Company’s common stock, and warrants to purchase 192,784 shares of the Company’s common stock. As of June 30, 2021, these common shares have been issued.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note. On January 21, 2020, Keypoint entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Keypoint” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Keypoint”. The aggregate principal amount plus accrued interest expenses were $292,826, and the Company agreed to issue to the Holders an aggregate of 159,145 shares of the Company’s common stock, and warrants to purchase 159,145 shares of the Company’s common stock. As of June 30, 2021, these common shares have been issued.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory notes (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira. (“Odaira”), pursuant to which the Company received $250,000. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note. On January 21, 2020, Odaira entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Odaira” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Odaira”. The aggregate principal amount plus accrued interest expenses were $284,036, and the Company agreed to issue to the Holders an aggregate of 154,368 shares of the Company’s common stock, and warrants to purchase 154,368 shares of the Company’s common stock. As of June 30, 2021, these common shares have been issued.

On May 30 and July 10, 2019, the Company issued two (2) twelve-month term unsecured convertible promissory notes (the “KSL Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “KSL”), pursuant to which the Company received $160,000 and $90,000, respectively. The KSL Note bears interest at 20% per annum. The Company shall pay to KSL an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KSL Note, which is on May 29, 2020 and July 9, 2020. At any time from the issuance date until the KSL Note has been satisfied, the KSL may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $0.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of the embedded beneficial conversion feature present in the KSL Note. On May 13, 2020, the Company received an acknowledgement letter from KSL that they will not claim the repayment of loan for 12 months. On November 9, 2020, the Company entered into an agreement with “KSL”. The aggregate principal amount plus accrued interest expenses are $270,272, and KSL agreed to use the full amount to purchase certain securities pursuant to a securities purchase agreement; KSL agreed to purchase and the Company agreed to issue 120,121 shares of the Company’s common stock and warrants for a purchase price of $270,272. As of June 30, 2021, the Company issued to the Holders an aggregate of 120,121 shares of the Company’s common stock.

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note. As of June 30, 2021, the Company paid off the convertible promissory note of $306,667, including principal and accrued and unpaid interest expense.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note. On April 20, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses were $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, and warrants to purchase 126,530 shares of common stock. As of June 30, 2021, these common shares have been issued.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note. On April 20, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses were $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, and warrants to purchase 162,908 shares of common stock. As of June 30, 2021, these common shares have been issued.

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hwalin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note. As of June 30, 2021, the Company paid off the convertible promissory note of $311,233, including principal and accrued and unpaid interest expense.

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

On May 17, 2021, the parties to the SPA signed Amendment No. 1 to Promissory Note (the “Amendment”). Pursuant to the Amendment, the Note shall also be automatically converted into shares of the Company’s common stock immediately following the Company’s receipt of conditional approval to list its common stock on the NASDAQ stock market, if and when the Company receives such approval, which cannot be guaranteed, at a conversion price equal to $2.25 per share.

We are anticipating that all convertible promissory note amounted $2,500,000 will all be converted into shares of the Company’s common stock by the third quarter of 2021. The promissory note consists of 1,111,112 shares of the Company’s Common Stock and warrants to purchase 1,111,112 shares of Common Stock, for a purchase price of $2,500,000. The Warrants are exercisable upon issuance and will expire three years from the date of issuance.

As of June 30, 2021 and December 31, 2020, the aggregate carrying values of the convertible debentures were $2,500,000 and $2,750,000, respectively; and accrued convertible interest was $172,715 and $104,551, respectively.

Total interest expenses in connection with the above convertible note payable were $62,500 and $100,375 for the three months ended June 30, 2021 and 2020, respectively.

Total interest expenses in connection with the above convertible note payable were $129,397 and $195,589 for the six months ended June 30, 2021 and 2020, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	June 30,	December 31,
	2021	2020
Cathay United Bank	$268,500	$267,000
CTBC Bank	716,000	712,000
Cathay Bank	650,000	650,000
Total	$1,634,500	$1,629,000

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $268,500. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $268,500. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $268,500 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $268,500 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $268,500 for one year, which is due on September 6, 2021. As of June 30, 2021 and December 31, 2020, the effective interest rates per annum was 2.1%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,421 and $1,285 for the three months ended June 30, 2021 and 2020, respectively.

Interest expenses were $2,804 and $2,663 for the six months ended June 30, 2021 and 2020, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $358,000, and NT$10,000,000, equivalent to $358,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $716,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $716,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $716,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $716,000 for six months, which is due on July 15, 2021. On July 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $716,000 for six months, which is due on January 14, 2022. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,032 and $2,828 for the three months ended June 30, 2021 and 2020, respectively.

Interest expenses were $5,981 and $5,583 for the six months ended June 30, 2021 and 2020, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, The Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. The outstanding loan balance was $650,000 as of June 30, 2021.

Interest expenses were $3,970 and $20,582 for the three months ended June 30, 2021 and 2020, respectively.

Interest expenses were $7,897 and $34,322 for the six months ended June 30, 2021 and 2020, respectively.

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

PPP loan Forgiveness

On February 27, 2021, the Company submitted all required to East West Bank for the application of forgiveness. During 2021, the PPP loan from East West Bank of $124,400 was waived by the SBA as a gesture of supporting the operation of the Company. The Company recorded the forgiveness of the PPP loan as government grant income during the six months ended June 30, 2021.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $107,400, for working capital purpose. As of the date of this report, BioLite Taiwan is still in discussion with the individual with respect to the terms of the unsecured loans. As of June 30, 2021 and December 31, 2020, the balance due to this individual amounted to $107,400 and $106,800, respectively. Interest expense was $3,222 and $3,014 for the three months ended June 30, 2021 and 2020, respectively. Interest expense was $6,426 and $6,002 for the six months ended June 30, 2021 and 2020, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term. On February 18, 2021, the Company extended the contract for six months under the same term. Accrued interest expense was $750 and $1,302 as of June 30, 2021 and December 31, 2020, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2021	2020
GenePharm Inc.	$142,225	$142,225
Amkey	3,250	1,210
Total	$145,475	$143,435

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2021	2020
Rgene	$46,201	$42,911
AsiaGene	-	4,241
BioFirst	591	-
BioFirst (Australia)	384,984	373,235
BioHopeKing Corporation	124,278	123,583
LBG USA	675	675
BioLite Japan	150,000	150,000
Keypoint	1,610	1,610
The Jiangs	1,918	-
Total	$710,257	$696,255

(1)	As of June 30, 2021, and December 31, 2020, the Company has advanced an aggregate amount of $46,201 and $42,911 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the maturity date was December 31, 2020. As of June 30, 2021, and December 31, 2020, the outstanding loan balance was $33,342 and $31,684; and accrued interest was $12,859 and $11,227, respectively.

(2)

On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,560, to meet its working capital needs.  Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan maturity date was December 31, 2020. As of June 30, 2021, and December 31, 2020, the outstanding loan balance was $0 and $3,560, and accrued interest was $0 and $681, respectively.

(3)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to June 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $321,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan will be matured on June 30, 2021 with an interest rate of 12% per annum. As of June 30, 2021 and December 31, 2020, the aggregate amount of outstanding loan and accrued interest was $384,984 and $373,235, respectively.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of June 30, 2021 and 2020, due from BHK was $124,278 and $123,583, respectively.

(5)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of June 30, 2021 and 2020, the outstanding advance balances was $675 and $675, respectively.

(6)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of June 30, 2021 and December 31, 2020, the outstanding advance balances was $150,000 and $150,000, respectively.

(7)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. As of June 30, 2021 and December 31, 2020, the outstanding loan balance was $1,610.

(8)	In January 2021, the Company has advanced funds to the Jiangs. The advances bear 0% interest rate and are due on demand. As of June 30, 2021 and December 31, 2020, the outstanding advance balances was $1,918 and $0, respectively

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2021	2020
BioFirst Corporation	$23,647	$23,647
AsiaGene	24,017	-
YuanGene	9,205	9,205
The Jiangs	18,750	16,627
Due to shareholders	166,828	166,261
Due to employee	73,229	72,704
Total	$315,676	$288,445

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of June 30, 2021 and December 31, 2020, the aggregate amount of outstanding balance and accrued interest is $23,647 and $23,647, respectively.

(2)	As of June 30, 2021, and December 31, 2020, AsiaGene has advanced the Company an aggregate amount of $24,017 and $0, respectively for working capital purpose. This advance bears 0% interest rate and is due on demand.

(3)	As of June 30, 2021, and December 31, 2020, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of June 30, 2021, and December 31, 2020, the outstanding balance due to the Jiangs amounted to $18,750 and $16,627, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(5)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of June 30, 2021 and December 31, 2020, the outstanding principal and accrued interest was $166,828 and $166,261, respectively. Interest expenses in connection with these loans were $5,694 and $6,003 for the three months ended June 30, 2021 and 2020, respectively. Interest expenses in connection with these loans were $10,992 and $12,006 for the six months ended June 30, 2021 and 2020, respectively.

(6)	Commencing January, 2020, the Company had advances from one employee for working capital purpose. The outstanding balance including accrued interest due to this employee amounted to $73,229 and $72,704 as of June 30, 2021 and December 31, 2020, respectively. This loan bears interest rate of 1.5% per annum, and is due on demand.

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of June 30, 2021 and December 31, 2020, stock subscription receivable was $2,708,880 and $3,160,360, respectively.

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

On July 8, 2020, the Company entered an agreement with View Trade Securities Inc. (“ViewTrade”) to engage ViewTrade as the placement agent and the Company’s advisor/consultant with respect to its ongoing capital events. Pursuant to the agreement, the Company agreed to pay View Trade 60,000 restricted common shares of the Company and 60,000 warrants to purchase common shares of the Company at an exercise price of $6 per share for a period of 5 years with cashless exercise provision. As of December 31, 2020, the Company has issued 60,000 shares of common stock to ViewTrade for the consulting fee with an estimated value of $135,000. The warrants were never issued and the parties mutually agreed to terminate the agreement on November 19, 2020. Pursuant to the termination agreements, the Company issued 50,000 shares of the Company’s common stock at a price of $5 per share as a termination fee on June 29, 2021, of which 6,000 shares were issued to WallachBeth Capital LLC (“WallachBeth”). In January 2021, WallachBeth entered into a consulting agreement with the Company pursuant to which the Company engaged WallachBeth to conduct due diligence and research work with respect to the Company. On June 29, 2021, WallachBeth was issued 6,000 shares of common stock as compensation for those services.

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

During the year ended December 31, 2020, the Company received aggregated capital contributions of $7,615,331 in cash from 45 investors through private placements of the sale of the Company’s common stock for the purchase price of $2.25 per share and a free warrant attached with each common stock purchased. As of June 30, 2021, 3,384,615 shares of the Company’s common stock have been issued.

During the year ended December 31, 2020, the Company entered into consulting agreements with four service providers for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 521,887 shares of unrestricted common shares, valued at the closing price from $2 to $3.68 per share on the grant date. These shares have been issued on October and December 2020.

As of June 30, 2021, the Company issued aggregated common shares of 915,856 to six previous note holders, who had converted their outstanding principals and accrued and unpaid interests, including the debt conversion to the following:

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

The weighted average grant date fair value of options granted during 2020 was $3.13. There are 2,812,949 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2020. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there were no unvested options.

15. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30, 2021	June 30, 2020
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,971,566)	$(1,849,297)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	24,421,082	19,488,168
Stock options		–
Weighted-average shares outstanding - Diluted	24,421,082	19,488,168

Loss per share
-Basic	$(0.08)	$(0.09)
-Diluted	$(0.08)	$(0.09)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Numerator:
Net loss attributable to ABVC’s common stockholders	$(3,100,071)	$(3,096,835)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	24,420,804	19,486,355
Stock options		–
Weighted-average shares outstanding - Diluted	24,420,804	19,486,355

Loss per share
-Basic	$(0.13)	$(0.16)
-Diluted	$(0.13)	$(0.16)

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

	June 30, 2021	December 31, 2020
ASSETS
Operating lease right-of-use assets	$1,636,436	$1,772,747
LIABILITIES
Operating lease liabilities (current)	337,170	316,178
Operating lease liabilities (noncurrent)	1,299,267	1,456,567

Supplemental Information

The following provides details of the Company’s lease expenses:

	Six Months Ended June 30,
	2021	2020
Operating lease expenses	$165,127	$154,559

Other information related to leases is presented below:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$165,127	$154,559

	June 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term:
Operating leases	3.33 years	3.08 years

Weighted Average Discount Rate:
Operating leases	1.44%	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2021(excluding six months ended June 30, 2021)	$169,720
2022	353,530
2023	360,682
2024	375,637
2025	338,676
Thereafter	56,916
Total future minimum lease payments, undiscounted	1,655,161
Less: Imputed interest	18,725
Present value of future minimum lease payments	$1,636,436

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

18. SUBSEQUENT EVENTS

On August 5, 2021, ABVC BioPharma, Inc. (the “Company”) closed its public offering (the “Offering”) of 1,100,000 units (the “Units”), with each Unit consisting of one share of the Company’s common stock (the “Common Stock”), one Series A warrant (the “Series A Warrants”) to purchase one share of common stock at an exercise price equal to $6.30 per share, exercisable until the fifth anniversary of the issuance date, and one Series B warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Public Warrants”) to purchase one share of common stock at an exercise price equal to $10.00 per share, exercisable until the fifth anniversary of the issuance date; the exercise price of the Public Warrants are subject to certain adjustment and cashless exercise provisions as described therein. The Company completed the Offering pursuant to its registration statement on Form S-1 (File No. 333-255112), originally filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021 (as amended, the “Original Registration Statement”), that the SEC declared effective on August 2, 2021 and the registration statement on Form S-1 (File No. 333-258404) that was filed and automatically effective on August 4, 2021 (the “S-1MEF,” together with the Original Registration Statement, the “Registration Statement”). The Units were priced at $6.25 per Unit, before underwriting discounts and offering expenses, resulting in gross proceeds of $6,875,000. The Offering was conducted on a firm commitment basis. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “ABVC” on August 3, 2021.

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the six months ended June 30, 2021, the Company generated $294,591 in revenue, contributed by $293,503 from the sale of Contract Development & Manufacturing Organization (“CDMO”) services, and $1,088 from consulting services provided to a related party.

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

The following trials are expected to begin in the fourth quarter of 2021 and first quarter of 2022:

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

As of June 30, 2021, no Series A Convertible Preferred Stock has been issued by the Company.

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

The October Note was issued on October 23, 2020 and the maturity date of the October Note is the twenty-four (24) month anniversary from the issuance date (the “Maturity Date”). Upon the Maturity Date, the Company shall pay to the holder, in cash, an amount representing all outstanding principal amount and accrued and unpaid interest under the October Note. The October Note bears an interest rate of ten percent (10%) per annum and may be convertible into shares of the Company’s common stock at a fixed conversion price of $2.25 per share. The October Note was initially only convertible at the holder’s discretion. However, on May 17, 2021, the parties signed an amendment, pursuant to which the October Note shall now also automatically convert into shares of Common Stock immediately following the Company’s receipt of conditional approval to list its Common Stock on the NASDAQ stock market, if and when we receive such approval, which cannot be guaranteed, at a conversion price equal to the then current conversion price. The Company may prepay the outstanding amount at any time, in whole or in part, without any penalty.

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

Financing in May 2020

In May 2020, the Company received capital contributions of approximately $1,697,051 in cash from 42 investors through private placements with the term of $2.25 per share and a free warrant attaches with each Common stock that was purchased. The exercise price of the warrant will be at $6.00 with a mandatory exercise price of $9.00.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of June 30, 2021, the Company had not completed the first phase II clinical trial.

(iv)	In addition to the milestone payments, BioLite Taiwan is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of June 30, 2021, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

Due to the COVID-19, our revenue for the first half of fiscal 2020 and 2021 were significantly impacted. As we have not seen a stronger signal to indicate that overall global economic will be back to normal in the third quarter, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, then the company can start operating normally. The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents amounted $924,841 and $4,273,208, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2021 and December 31, 2020, the Company’s restricted cash equivalents amounted $732,163 and $728,163, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three and six months ended June 30, 2021. Other-than-temporary impairments of equity investments were $944,204 for the three and six months ended June 30, 2020.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2021, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,859 and $3,759 for the three months ended June 30, 2021 and 2020, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $5,362 and $7,357 for the six months ended June 30, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and six months ended June 30, 2021 and 2020, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $475,740 and $75 for the three months ended June 30, 2021 and 2020, respectively. Total non-employee stock-based compensation expenses were $701,480 and $600 for the six months ended June 30, 2021 and 2020, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2021 and 2020. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations — Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	June 30, 2021	June 30, 2020

Revenues	$31,441	$226,513

Cost of revenues	646	4,236

Gross profit	30,795	222,277

Operating expenses
Selling, general and administrative expenses	1,231,692	1,277,133
Research and development expenses	358,878	139,082
Stock-based compensation	475,740	75
Total operating expenses	2,066,310	1,416,290

Loss from operations	(2,035,515)	(1,194,013)

Other income (expense)
Interest income	10,722	9,350
Interest expense	(82,671)	(140,525)
Rent income	53,331	5,249
Rent income – related parties	800	1,200
Impairment loss	-	(944,204)
Investment loss	-	(38,937)
Gain/Loss on foreign exchange changes	(5,758)	8,656
Gain/Loss on investment in equity securities	(53,591)	(109,656)
Other income (expense)	162	170,179
Total other income (expenses)	(77,005)	(1,038,688)

Loss before provision income tax	(2,112,520)	(2,232,701)

Provision for income tax	(59,564)	(48,644)

Net loss	(2,052,956)	(2,184,057)

Net loss attributable to noncontrolling interests	(81,390)	(334,760)

Net loss attributed to ABVC and subsidiaries	(1,971,566)	(1,849,297)
Foreign currency translation adjustment	364,581	(10,568)
Comprehensive Loss	$(1,606,985)	$(1,859,865)

Net loss per share:
Basic and diluted	$(0.08)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	24,421,082	19,488,168

Revenues. We generated $31,441 and $226,513 in revenues for the three months ended June 30, 2021 and 2020, respectively; and incurred $646 and $4,236 in cost of sales for the three months ended June 30, 2021 and 2020, respectively. The decrease in revenues was mainly due to the impact of COVID-19 on our CDMO business sector.

Operating Expenses.  Our operating expenses have increased by $650,020, or 46%, to $2,066,310 for the three months ended June 30, 2021 from $1,416,290 for the three months ended June 30, 2020. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses and research and development expenses.

Our selling, general and administrative expenses and stock-based compensation increased by $430,224, or 34%, mainly due to the increase in company’s marketing and up-list related expenses.

Our research and development expenses increased by $219,796 or approximately 158% primarily because of new service agreements signed with vendors during the three months ended June 30, 2021.

Other Income (Expense). Our other expense was $77,005 for the three months ended June 30, 2021 as compared to $1,038,688 for the three months ended June 30, 2020. The change was principally caused by the decrease in impairment loss of $944,204 during the quarter, and increase in interest income and rental income, as well as decreasing loss on investment in equity securities, while deducted from decrease in net other income.

Interest income was $10,722 for the three months ended June 30, 2021 as compared to $9,350 for the three months ended June 30, 2020. The increase of $1,372, or approximately 15%, was primarily due to the interest income for various related-party loans.

Loss on investment in equity securities was $53,591 for the three months ended June 30, 2021 as compared to $109,656 for the three months ended June 30, 2020. The decrease of $56,065, or approximately 51%, was primarily due to the loss on investment in BioFirst.

Other income and government grant income totaled $162 for the three months ended June 30, 2021 as compared to $170,179 for the three months ended June 30, 2020. The decrease of $170,017, or approximately 100%, was primarily due to the tax refund for greenlight project recorded in the first half year of 2020.

Net Loss. As a result of the above factors, our net loss was $2,052,956 for the three months ended June 30, 2021 compared to $2,184,057 for the three months ended June 30, 2020, representing a decrease of $131,101, or 6%.

Results of Operations — Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	June 30, 2021	June 30, 2020

Revenues	$294,591	$305,299

Cost of revenues	1,891	8,195

Gross profit	292,700	297,104

Operating expenses
Selling, general and administrative expenses	2,399,287	2,430,022
Research and development expenses	480,193	231,872
Stock-based compensation	701,480	600
Total operating expenses	3,580,960	2,662,494

Loss from operations	(3,288,260)	(2,365,390)

Other income (expense)
Interest income	63,251	20,070
Interest expense	(212,900)	(272,042)
Rent income	58,198	10,480
Rent income – related parties	2,400	2,400
Impairment loss	-	(944,204)
Investment loss	-	(38,937)
Gain/Loss on foreign exchange changes	(4,807)	8,658
Gain/Loss on investment in equity securities	(101,382)	(180,067)
Other income (expense)	233	176,501
Government grant income	124,400	-
Total other income (expenses)	(70,607)	(1,217,141)

Loss before provision income tax	(3,358,867)	(3,582,531)

Provision for income tax	(110,588)	(89,212)

Net loss	(3,248,279)	(3,493,319)

Net loss attributable to noncontrolling interests	(148,208)	(396,484)

Net loss attributed to ABVC and subsidiaries	(3,100,071)	(3,096,835)
Foreign currency translation adjustment	400,721	(17,019)
Comprehensive Loss	$(2,699,350)	$(3,113,854)

Net loss per share:
Basic and diluted	$(0.13)	$(0.16)

Weighted average number of common shares outstanding:
Basic and diluted	24,420,804	19,486,355

Revenues. We generated $294,591 and $305,299 in revenues for the six months ended June 30, 2021 and 2020, respectively; and incurred $1,891 and $8,195 in cost of sales for the six months ended June 30, 2021 and 2020, respectively. The decrease in revenues was mainly due to the recovery from the impact of COVID-19 onto our CDMO business sector.

Operating Expenses.  Our operating expenses have increased by $918,466, or 34%, to $3,580,960 for the six months ended June 30, 2021 from $2,662,494 for the six months ended June 30, 2020. Such increase in operating expenses was mainly due to the increase in research and development expenses and stock-based compensation.

Our selling, general and administrative expenses and stock-based compensation increased by $670,145, or 28%, mainly due to the increase in company’s marketing and up-list related expenses.

Our research and development expenses increased by $248,321 or approximately 107% primarily because of new service agreements signed with vendors during the six months ended June 30, 2021.

Other Income (Expense). Our other expense was $70,607 for the six months ended June 30, 2021 as compared to $1,217,141 for the six months ended June 30, 2020. The change was principally caused by the increase in government grant income of $124,400 during the quarter, due to the grant of the PPP loan, as well as increase in interest income and rental income and decreasing loss on investment in equity securities and other income.

Interest income was $63,251 for the six months ended June 30, 2021 as compared to $20,070 for the six months ended June 30, 2020. The increase of $43,181, or approximately 215%, was primarily due to the interest income for various related-party loans.

Loss on investment in equity securities was $101,382 for the six months ended June 30, 2021 as compared to $180,067 for the six months ended June 30, 2020. The decrease of $78,685, or approximately 44%, was primarily due to the loss on investment in BioFirst.

Other income and government grant income totaled $124,633 for the six months ended June 30, 2021 as compared to $176,501 for the six months ended June 30, 2020. The decrease of $51,868, or approximately 29%, was primarily due to the grant of the PPP loans, offsetting the decrease in other income of $176,268.

Net Loss. As a result of the above factors, our net loss was $3,248,279 for the six months ended June 30, 2021 compared to $3,493,319 for the six months ended June 30, 2020, representing a decrease of $245,040, or 7%.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Current Assets	$3,627,649	$6,172,966
Current Liabilities	$4,376,032	$4,844,391
Working Capital (deficit)	$(748,383)	$1,328,575

Cash Flow from Operating Activities

During the six months ended June 30, 2021 and 2020, the net cash used in operating activities were $2,857,078 and $2,047,071, respectively. The increase in the amount used in operating activities of $810,007 was primarily due to the increased accounts receivables, prepaid expenses and deposits, and accrued expenses and other current liabilities, decreased non-cash investment loss, and increased non-cash government grant income, partially offset by the decrease in amount due from related parties, increase in non-cash stock based compensation for nonemployees and decrease in net loss during the six months ended June 30, 2021.

Cash Flow from Investing Activities

During the six months ended June 30, 2021, the net cash used in investing activities was $421,974, compared to the net cash provided by investing activities was $33,300 for the six months ended June 30, 2020. The increase was due to the prepayment for equity investment during the six months ended June 30, 2021.

Cash Flow from Financing Activities

During the six months ended June 30, 2021, the net cash used in financing activities was $74,734, while the net cash provided by the six months ended June 30, 2020 was $2,255,107, respectively. The decrease in net cash provided by financing activities were primarily due to proceeds from private placement, partially offset by the repayment of convertible notes during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On June 29, 2021 we issued 6,000 shares of Common Stock to WallachBeth as compensation for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
4.1	Form of Warrant (7)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Deve Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated Amercian BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: August 11, 2021	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: August 11, 2021	By:	/s/ Chihliang An
Chihliang An
Chief Financial Officer (Principal Financial Officer)