Form 10-Q
period 2021-09-30
ABVC BIOPHARMA, INC.
filed 2021-11-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-40700

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

As of November 12, 2021, there were 28,609,388 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,715,609	$4,273,208
Restricted cash and cash equivalents	734,163	728,163
Short-term Investment	111,320	-
Accounts receivable, net	331,367	159,712
Accounts receivable - related parties, net	141,826	143,435
Due from related parties	561,085	696,255
Inventory, net	60,007	-
Prepayment for long-term investments	639,738	-
Prepaid expense and other current assets	815,916	172,193
Total Current Assets	7,111,031	6,172,966

Property and equipment, net	527,764	514,834
Operating lease right-of-use assets	1,554,280	1,772,747
Goodwill, net	-	-
Long-term investments	1,006,533	1,190,727
Deferred tax assets	1,993,789	1,790,597
Prepaid expenses – noncurrent	120,320	119,315
Security deposits	41,099	45,519
Total Assets	$12,354,816	$11,606,705

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$16,497	$23,044
Short-term bank loans	1,637,250	1,629,000
Short-term loan	-	100,000
Notes payable	-	106,800
Accrued expenses and other current liabilities	1,133,748	2,118,854
Advance from customers	10,985	12,070
Operating lease liabilities – current portion	342,131	316,178
Due to related parties	298,269	288,445
Convertible notes payable - related parties, current portion	-	250,000
Total Current Liabilities	3,438,880	4,844,391
Paycheck Protection Program loan payable	104,167	124,400
Tenant security deposit	9,880	19,280
Operating lease liability – noncurrent portion	1,212,148	1,456,567
Convertible notes payable – noncurrent portion	-	2,500,000
Total Liabilities	4,765,075	8,944,638

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 27,935,783 and 24,420,526 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	27,935	24,420
Additional paid-in capital	49,716,411	40,751,807
Stock subscription receivable	(2,483,140)	(3,160,360)
Accumulated deficit	(30,548,946)	(25,642,387)
Accumulated other comprehensive income	981,718	564,860
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	8,593,978	3,438,340
Noncontrolling interest	(1,004,237)	(776,273)
Total Equity	7,589,741	2,662,067

Total Liabilities and Equity	$12,354,816	$11,606,705

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$98,999	$115,553	$393,590	$420,852

Cost of revenues	393	8,619	2,284	16,814

Gross profit	98,606	106,934	391,306	404,038

Operating expenses
Selling, general and administrative expenses	1,579,996	1,262,199	3,979,283	2,693,001
Research and development expenses	263,424	134,501	743,617	366,374
Stock-based compensation	225,740	-	927,220	999,820
Total operating expenses	2,069,160	1,396,700	5,650,120	4,059,195

Loss from operations	(1,970,554)	(1,289,766)	(5,258,814)	(3,655,157)

Other income (expense)
Interest income	9,333	19,571	72,584	39,641
Interest expense	(38,677)	(16,311)	(251,577)	(288,353)
Rent income	2,624	4,774	60,822	15,254
Rent income – related parties	1,200	1,200	3,600	3,600
Impairment loss	-	(8,507)	-	(952,711)
Investment loss	-	665	-	(38,272)
Gain/Loss on foreign exchange changes	(5,999)	(90)	(10,806)	8,569
Gain/Loss on investment in equity securities	(91,765)	(887,231)	(193,147)	(1,067,298)
Other (expense) income	(404)	(171)	(171)	176,330
Government grant income	132,331	-	256,731	-
Total other expenses	8,643	(886,100)	(61,964)	(2,103,240)

Loss before provision income tax	(1,961,911)	(2,175,866)	(5,320,778)	(5,758,397)

Provision for income tax	(75,667)	(44,735)	(186,255)	(133,947)

Net loss	(1,886,244)	(2,131,131)	(5,134,523)	(5,624,450)

Net loss attributable to noncontrolling interests	(79,756)	(285,085)	(227,964)	(681,569)

Net loss attributed to ABVC and subsidiaries	(1,806,488)	(1,846,046)	(4,906,559)	(4,942,881)
Foreign currency translation adjustment	16,137	(25,384)	416,858	(42,403)
Comprehensive loss	$(1,790,351)	$(1,871,430)	$(4,489,701)	$(4,985,284)

Net loss per share:
Basic and diluted	$(0.07)	$(0.09)	$(0.20)	$(0.25)

Weighted average number of common shares outstanding:
Basic and diluted	26,882,181	19,488,168	25,053,522	19,486,959

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,134,523)	$(5,624,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,725	30,329
Stock based compensation for non employees	927,220	999,820
Gain/Loss on investment in equity securities	193,147	1,067,298
Government grant income	(256,731)	-
Other non-cash income and expenses	-	(15,360)
Investment loss	-	990,982
Deferred tax	(187,055)	(136,797)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(171,655)	14,051
Decrease (increase) in prepaid expenses and deposits	(647,219)	47,310
Decrease (increase) in due from related parties	(45,784)	381,918
Increase (decrease) in accounts payable	(6,547)	(921)
Increase (decrease) in inventory	(59,673)	-
Increase (decrease) in notes payable	-	22,806
Increase (decrease) in accrued expenses and other current liabilities	(338,928)	429,051
Increase (decrease) in advance from others	(1,085)	332
Increase (decrease) in due to related parties	178,570	(582,242)
Net cash used in operating activities	(5,541,538)	(2,375,873)

Cash flows from investing activities
Sale of investments	-	137,088
Loan to related parties	-	(469,627)
Purchase of investments	(110,700)	-
Purchases of property, plant and equipment	(17,503)
Prepayment for equity investment	(636,174)	-
Net cash used in investing activities	(764,377)	(332,539)

Cash flows from financing activities
Proceeds from short-term loan	-	100,000
Proceeds from short-term borrowing from third parties	-	512,212
Proceeds from short-term borrowing from related parties	-	72,433
Issuance of common stock	6,875,000	2,153,231
Payment for offering costs	(850,429)
Repayment of convertible notes	(306,836)	-
Repayment of short-term loan	(100,000)	-
Repayment of notes payable	(107,100)	-
Proceeds from long-term loans	236,498	124,400
Repayment of long-term bank loans	(4,396)	(263,483)
Net cash provided by financing activities	5,742,737	2,698,793

Effect of exchange rate changes on cash and cash equivalents and restricted cash	11,579	1,029

Net increase (decrease) in cash and cash equivalents and restricted cash	(551,599)	(8,590)

Cash and cash equivalents and restricted cash
Beginning	5,001,371	160,443
Ending	$4,449,772	$151,853

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$327,642	$130,309
Income taxes paid	$-	$-
Non-cash financing and investing activities
Common shares issued for debt conversion	$2,693,550	$1,446,780

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Common Stock				Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscribed Stock		Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2019	19,478,168	$19,478	$		$(4,063,320)	$28,180,348	$(15,851,223)	$663,753	(275,347)	$(9,100,000)	$26,147	$(124,817)
Issuance of common shares	10,000	10		-	225,740	41,989	-	-		-	-	267,739
Stock based compensation				-	-	525		-				525
Net loss for the period	-	-		-	-		(1,247,538)	-		-	(61,724)	(1,309,262)
Cumulative transaction adjustments	-	-		-	-	-		(6,451)		-	-	(6,451)
Balance at March 31, 2020	19,488,168	19,488		-	(3,837,580)	28,222,862	(17,098,761)	657,302	(275,347)	(9,100,000)	(35,577)	(1,172,266)
Issuance of common shares				1,697,051	225,740							1,922,791
Stock based compensation						75						75
Net loss for the period							(1,849,297)				(334,760)	(2,184,057)
Cumulative transaction adjustments								(10,568)				(10,568)
Balance at June 30, 2020	19,488,168	19,488		1,697,051	(3,611,840)	28,222,937	(18,948,058)	646,734	(275,347)	(9,100,000)	(370,337)	(1,444,025)
Issuance of common shares	905,735	906		456,180	225,740	1,725,874						2,408,700
Net loss for the period							(1,846,046)				(285,085)	(2,131,131)
Cumulative transaction adjustments								(25,384)				(25,384)
Balance at September 30, 2020	20,393,903	$20,394		2,153,231	$(3,386,100)	$29,948,811	$(20,794,104)	$621,350	(275,347)	$(9,100,000)	$(655,422)	$(1,191,840)

	Common Stock				Stock	Additional		Accumulated Other	Treasury Stock		Non
	Number of shares	Amounts	Subscribed Stock		Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Total Equity
Balance at December 31, 2020	24,420,526	$24,420	$		$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067
Stock based compensation				-	225,740			-				225,740
Net loss for the period	-	-		-	-		(1,128,505)	-		-	(66,818)	(1,195,323)
Cumulative transaction adjustments	-	-		-	-	-		36,140		-	-	36,140
Balance at March 31, 2021	24,420,526	24,420		-	(2,934,620)	40,751,807	(26,770,892)	601,000	(275,347)	(9,100,000)	(843,091)	1,728,624
Issuance of common shares for consulting service	50,000	50				249,950						250,000
Stock based compensation					225,740							225,740
Net loss for the period							(1,971,566)				(81,390)	(2,052,956)
Cumulative transaction adjustments								364,581				364,581
Balance at June 30, 2021	24,470,526	24,470		-	(2,708,880)	41,001,757	(28,742,458)	965,581	(275,347)	(9,100,000)	(924,481)	515,989
Issuance of common shares for cash	2,354,145	2,354				6,022,217						6,024,571
Issuance of common shares for debt conversion	1,111,112	1,111				2,692,437						2,693,548
Stock based compensation					225,740							225,740
Net loss for the period							(1,806,488)				(79,756)	(1,886,244)
Cumulative transaction adjustments								16,137				16,138
Balance at September 30, 2021	27,935,783	$27,935		$-	$(2,483,140)	$49,716,411	$(30,548,946)	$981,718	(275,347)	$(9,100,000)	$(1,004,237)	$7,589,741

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents amounted $3,715,609 and $4,273,208, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of September 30, 2021 and December 31, 2020, the Company’s restricted cash equivalents amounted $734,163 and $728,163, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 for the three and nine months ended September 30, 2021. Other-than-temporary impairment of equity investments were $8,507 and $952,711 for the three and nine months ended September 30, 2020.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2021, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,906 and $3,612 for the three months ended September 30, 2021 and 2020, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $8,268 and $10,969 for the nine months ended September 30, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and nine months ended September 30, 2021 and 2020, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $0 for the three months ended September 30, 2021 and 2020, respectively. Total non-employee stock-based compensation expenses were $927,220 and $999,820 for the nine months ended September 30, 2021 and 2020, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2021 and 2020. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2021 and December 31, 2020, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2021 and December 31, 2020, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On September 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation. Pursuant to the Purchase Agreement, the Company issued 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst (the “Total Payment”) in connection with a certain collaborative agreement between the Company and BioFirst dated July 24, 2017 (the “Collaborative Agreement”). Pursuant to the Collaborative Agreement, BioFirst granted the Company the global licensing right to co-develop BFC-1401 or ABV-1701 Vitreous Substitute for Vitrectomy for medical purposes in consideration for the Total Payment.

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement (“Purchase Agreement 2”) with BioFirst Corporation. Pursuant to Purchase Agreement 2, the Company issued 414,702 shares of the Company’s common stock to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst in connection with a loan provided to BriVision from BioFirst.

4. INVENTORY

Inventory consists of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Finished goods	$101,818	$100,967
Work-in-process	56,329	22,038
Raw materials	88,140	61,718
Allowance for inventory valuation and obsolescence loss	(186,280)	(184,723)
Inventory, net	$60,007	$-

5. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Land	$398,979	$395,645
Buildings and leasehold improvements	2,234,689	2,233,573
Machinery and equipment	1,013,044	994,544
Office equipment	191,308	189,760
	3,838,020	3,813,522
Less: accumulated depreciation	(3,310,256)	(3,298,688)
Property and equipment, net	$527,764	$514,834

Depreciation expenses were $2,856 and $8,730 for three months ended September 30, 2021 and 2020, respectively.

Depreciation expenses were $8,725 and $30,329 for nine months ended September 30, 2021 and 2020, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	September 30,	December 31,	Accounting
Name of related party	2021	2020	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.70%	0.70%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	15.99%	15.99%	Equity Method
Rgene Corporation	31.62%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,919	$7,853
Genepharm Biotech Corporation	24,177	23,974
BioHopeKing Corporation	898,068	890,564
Sub total	930,164	922,391
Equity Method Investments, net
BioFirst Corporation	76,369	268,336
Rgene Corporation	-	-
Total	$1,006,533	$1,190,727

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2021 and December 31, 2020, the Company owns 15.99% and 15.99% common stock shares of BioFirst, respectively. During the nine months ended September 30, 2021, the Company made prepayment for equity investment in BioFirst to purchase additional 297,000 shares to be issued by BioFirst in the aggregate amount of $639,738, recorded as prepayment for long-term investments as of September 30, 2021.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	September 30, 2021	December 31, 2020
	(Unaudited)
Current Assets	$1,752,070	$1,299,822
Non-current Assets	2,533,136	2,540,041
Current Liabilities	2,680,177	1,986,340
Non-current Liabilities	40,008	73,197
Stockholders’ Equity	1,565,021	1,780,326

Statement of Operations

	Nine months Ended September 30,
	2021	2020
	(Unaudited)
Net sales	$17,451	$134,759
Gross profit	5,414	6,397
Net loss	(887,230)	(4,936,294)
Share of losses from investments accounted for using the equity method	(193,147)	(1,067,298)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2021 and December 31, 2020, the Company owns 31.62% and 31.62% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Current Assets	$81,599	$123,958
Noncurrent Assets	376,369	412,342
Current Liabilities	1,765,628	1,392,756
Noncurrent Liabilities	9,897	38,953
Shareholders’ Deficit	(1,317,557)	(895,409)

Statement of Operations

	Nine months Ended September 30,
	2021	2020
	(Unaudited)
Net sales	$-	$16,449
Gross Profit	-	(332,763)
Net loss	(411,897)	(441,678)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the year ended December 31, 2020, the Company sold 218,000 shares of common stock of BioHopeKing Corporation at price of NT$24, equivalent $0.85, to several individuals, and the percentage of ownership decreased to 5.90% as of December 31, 2020. As a result of the transactions, the Company recognized investment loss of $40,589 and impairment loss of $961,217 for the same period. During the nine months ended September 30, 2021, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Nine months Ended September 30,
	2021	2020
	(Unaudited)
Share of equity method investee losses	$(193,147)	$(1,067,298)

7. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note. On January 21, 2020, Yu and Wei entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Yu and Wei” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Yu and Wei”. The aggregate principal amount plus accrued interest expenses were $354,722, and the Company agreed to issue to the Holders an aggregate of 192,784 shares of the Company’s common stock, and warrants to purchase 192,784 shares of the Company’s common stock. As of September 30, 2021, these common shares have been issued.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note. On January 21, 2020, Keypoint entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Keypoint” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Keypoint”. The aggregate principal amount plus accrued interest expenses were $292,826, and the Company agreed to issue to the Holders an aggregate of 159,145 shares of the Company’s common stock, and warrants to purchase 159,145 shares of the Company’s common stock. As of September 30, 2021, these common shares have been issued.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory notes (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira. (“Odaira”), pursuant to which the Company received $250,000. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note. On January 21, 2020, Odaira entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Odaira” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Odaira”. The aggregate principal amount plus accrued interest expenses were $284,036, and the Company agreed to issue to the Holders an aggregate of 154,368 shares of the Company’s common stock, and warrants to purchase 154,368 shares of the Company’s common stock. As of September 30, 2021, these common shares have been issued.

On May 30 and July 10, 2019, the Company issued two (2) twelve-month term unsecured convertible promissory notes (the “KSL Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “KSL”), pursuant to which the Company received $160,000 and $90,000, respectively. The KSL Note bears interest at 20% per annum. The Company shall pay to KSL an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KSL Note, which is on May 29, 2020 and July 9, 2020. At any time from the issuance date until the KSL Note has been satisfied, the KSL may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $0.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of the embedded beneficial conversion feature present in the KSL Note. On May 13, 2020, the Company received an acknowledgement letter from KSL that they will not claim the repayment of loan for 12 months. On November 9, 2020, the Company entered into an agreement with “KSL”. The aggregate principal amount plus accrued interest expenses are $270,272, and KSL agreed to use the full amount to purchase certain securities pursuant to a securities purchase agreement; KSL agreed to purchase and the Company agreed to issue 120,121 shares of the Company’s common stock and warrants for a purchase price of $270,272. As of September 30, 2021, the Company issued to the Holders an aggregate of 120,121 shares of the Company’s common stock.

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note. As of September 30, 2021, the Company paid off the convertible promissory note of $306,667, including principal and accrued and unpaid interest expense.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note. On April 20, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses were $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, and warrants to purchase 126,530 shares of common stock. As of September 30, 2021, these common shares have been issued.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note. On April 20, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses were $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, and warrants to purchase 162,908 shares of common stock. As of September 30, 2021, these common shares have been issued.

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hwalin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note. As of September 30, 2021, the Company paid off the convertible promissory note of $311,233, including principal and accrued and unpaid interest expense.

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

On May 17, 2021, the parties to the October SPA signed Amendment No. 1 to Promissory Note (the “Amendment”). Pursuant to the Amendment, the Note shall also be automatically converted into shares of the Company’s common stock immediately following the Company’s receipt of conditional approval to list its common stock on the NASDAQ stock market, if and when the Company receives such approval, at a conversion price equal to $2.25 per share. On July 21, 2021, The Company converted all convertible promissory note amounted $2,500,000 into 1,111,112 shares of the Company’s common stock and warrants.

As of September 30, 2021 and December 31, 2020, the aggregate carrying values of the convertible debentures were $0 and $2,750,000, respectively; and accrued convertible interest was $0 and $104,551, respectively.

Total interest expenses in connection with the above convertible note payable were $20,833 and ($23,472)  for the three months ended September 30, 2021 and 2020, respectively.

Total interest expenses in connection with the above convertible note payable were $150,230 and $ $172,117 for the nine months ended September 30, 2021 and 2020, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	September 30,	December 31,
	2021	2020
Cathay United Bank	$269,250	$267,000
CTBC Bank	718,000	712,000
Cathay Bank	650,000	650,000
Total	$1,637,250	$1,629,000

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $269,250. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $269,250. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $269,250 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $269,250 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $269,250 for one year, which is due on September 6, 2021. As of September 30, 2021 and December 31, 2020, the effective interest rates per annum was 2.1%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,417 and $1,256 for the three months ended September 30, 2021 and 2020, respectively.

Interest expenses were $4,221 and $3,919 for the nine months ended September 30, 2021 and 2020, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $359,000, and NT$10,000,000, equivalent to $359,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $718,000 for nine months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $718,000 for nine months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $718,000 for nine months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $718,000 for nine months, which is due on July 15, 2021. On July 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $718,000 for nine months, which is due on January 14, 2022. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,023 and $2,896 for the three months ended September 30, 2021 and 2020, respectively.

Interest expenses were $9,005 and $8,479 for the nine months ended September 30, 2021 and 2020, respectively.

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

In connection with the Note and Loan Agreement, on January 8, 2019, each of Dr. Tsung Shann Jiang and Dr. George Lee, executed a commercial guaranty (the “Guaranty”) to guaranty the loans for the Company pursuant to the Loan Agreement and Note, severally and individually, in the amount not exceeding $500,000 each until the entire Note plus interest are fully paid and satisfied. Dr. Tsung Shann Jiang is the Chairman and Chief Executive Officer of BioLite Holding, Inc. and Dr. George Lee serves as the Chairman of the board of directors of BioKey. On December 29, 2020, the Company entered into a new loan extension agreement and assignment of deposit account with the Bank, which allowed Dr. Tsung Shann Jiang and Dr. George Lee to be removed as guarantees from the list of Guaranty.

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, The Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On September 30, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The outstanding loan balance was $650,000 as of September 30, 2021.

Interest expenses were $4,014 and $12,458 for the three months ended September 30, 2021 and 2020, respectively.

Interest expenses were $11,911 and $46,780 for the nine months ended September 30, 2021 and 2020, respectively.

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

On January 29, 2021, BioKey received a loan in the amount of $132,331 under the Paycheck Protection Program administered by the United States Small Business Administration from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act, PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated January 27, 2021 issued by the Company, which matures on January 28, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. No collateral or personal guarantees are required.

On February 7, 2021, the Company received a loan in the amount of $104,167 under the Paycheck Protection Program administered by the United States Small Business Administration from Cathay Bank. According to the Coronavirus Aid, Relief, and Economic Security Act, PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated February 7, 2021 issued by the Company, which matures on February 6, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. No collateral or personal guarantees are required.

PPP loan Forgiveness

On February 27, 2021, the Company submitted all required to East West Bank for the application of forgiveness. During 2021, the PPP loan from East West Bank of $124,400 was forgiven by the SBA as a gesture of supporting the operation of the Company. On September 28, 2021, the second round of PPP loan of $132,331 was forgiven. The Company recorded the forgiveness of the PPP loan as government grant income in the amount of $132,331 and $256,731 for the three and nine months ended September 30, 2021.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $106,800, for working capital purpose. On September 11, 2021 the outstanding balance has been repaid in full. As of September 30, 2021 and December 31, 2020, the balance due to this individual amounted to $0 and $106,800, respectively. Interest expense was $2,142 and $3,014 for the three months ended September 30, 2021 and 2020, respectively. Interest expense was $8,568 and $6,002 for the nine months ended September 30, 2021 and 2020, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for nine months under the same term. On February 18, 2021, the Company extended the contract for nine months under the same term. On August 26, 2021, the loan with interest totaling $102,272 has been repaid in full. Accrued interest expense was $0 and $1,302 as of September 30, 2021 and December 31, 2020, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2021	2020
GenePharm Inc.	$141,826	$142,225
Amkey	-	1,210
Total	$141,826	$143,435

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2021	2020
Rgene	$47,756	$42,911
AsiaGene	-	4,241
BioFirst	1,110	-
BioFirst (Australia)	234,606	373,235
BioHopeKing Corporation	124,625	123,583
LBG USA	675	675
BioLite Japan	150,000	150,000
Keypoint	1,610	1,610
The Jiangs	703	-
Total	$561,085	$696,255

(1)	As of September 30, 2021, and December 31, 2020, the Company has advanced an aggregate amount of $47,756 and $42,911 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the maturity date was December 31, 2020. As of September 30, 2021, and December 31, 2020, the outstanding loan balance was $33,431 and $31,684; and accrued interest was $12,704 and $11,227, respectively. On January 1, 2021, BioLite Taiwan entered into a consultant services agreement with Rgene. The respective amount due from Rgene for the nine months ended September 30, 2021 and December 31, 2020 was $1,621 and $0, respectively.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,560, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan maturity date was December 31, 2020. As of September 30, 2021, and December 31, 2020, the outstanding loan balance was $0 and $3,560, and accrued interest was $0 and $681, respectively.

(3)	On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to September 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan will be matured on September 30, 2021 with an interest rate of 6.5% per annum. On September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. As of September 30, 2021 and December 31, 2020, the aggregate amount of outstanding loan and accrued interest was $234,606 and $373,235, respectively.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of September 30, 2021 and 2020, due from BHK was $124,625 and $123,583, respectively.

(5)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of September 30, 2021 and 2020, the outstanding advance balances was $675 and $675, respectively.

(6)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of September 30, 2021 and December 31, 2020, the outstanding advance balances was $150,000 and $150,000, respectively.

(7)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. The amount was settled during the third quarter of 2021. As of September 30, 2021 and December 31, 2020, the outstanding loan balance was $1,610 and $1,610, respectively.

(8)	In January 2021, the Company has advanced funds to the Jiangs. The advances bear 0% interest rate and are due on demand. As of September 30, 2021 and December 31, 2020, the outstanding advance balances was $703 and $0, respectively

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2021	2020
BioFirst Corporation	$19,611	$23,647
BioFirst (Australia)	59,392	-
AsiaGene	24,017	-
YuanGene	9,205	9,205
The Jiangs	18,750	16,627
Due to shareholders	167,294	166,261
Due to employee	-	72,704
Total	$298,269	$288,445

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of September 30, 2021 and December 31, 2020, the aggregate amount of outstanding balance and accrued interest is $19,611 and $23,647, respectively.

(2)	As of September 30, 2021, and December 31, 2020, BioFirst (Australia) has advanced the Company an aggregate amount of $59,392 and $0, respectively for new project purpose.

(3)	As of September 30, 2021, and December 31, 2020, AsiaGene has advanced the Company an aggregate amount of $24,017 and $0, respectively for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)	As of September 30, 2021, and December 31, 2020, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(5)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of September 30, 2021, and December 31, 2020, the outstanding balance due to the Jiangs amounted to $18,750 and $16,627, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(6)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of September 30, 2021 and December 31, 2020, the outstanding principal and accrued interest was $167,294 and $166,261, respectively. Interest expenses in connection with these loans were $5,679 and $5,440 for the three months ended September 30, 2021 and 2020, respectively. Interest expenses in connection with these loans were $16,670 and $17,430 for the nine months ended September 30, 2021 and 2020, respectively.

(7)	Commencing January, 2020, the Company had advances from one employee for working capital purpose. The outstanding balance including accrued interest due to this employee amounted to $0 and $72,704 as of September 30, 2021 and December 31, 2020, respectively. This loan bears interest rate of 1.5% per annum, and the loan with interest has been paid off during the third quarter of 2021.

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of September 30, 2021 and December 31, 2020, stock subscription receivable was $2,483,140 and $3,160,360, respectively.

On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst (See Note 3). On September 25, 2017, BioFirst has delivered all research, technical, data and development data to BriVision, and the Company has recorded the full amount of $3,000,000 due to BioFirst. On September 30, 2019, the Company entered into a Stock Purchase Agreement with BioFirst, pursuant to which the Company agreed to issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst. These common shares were issued during the year ended December 31, 2019.

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

During the year ended December 31, 2020, the Company received aggregated capital contributions of $7,615,331 in cash from 45 investors through private placements of the sale of the Company’s common stock for the purchase price of $2.25 per share and a free warrant attached with each common stock purchased. In December 2020, 3,384,615 shares of the Company’s common stock have been issued.

During the year ended December 31, 2020, the Company entered into consulting agreements with four service providers for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 521,887 shares of unrestricted common shares, valued at the closing price from $2 to $3.68 per share on the grant date. These shares have been issued in October and December 2020.

As of September 30, 2021, the Company issued aggregated common shares of 915,856 to six previous note holders, who had converted their outstanding principals and accrued and unpaid interests, including the debt conversion to the following:

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

In July 2021, 1,111,112 shares of the Company’s common stock and warrants were issued pursuant to the conversion of convertible promissory note of $2,500,000 entered in October 2020 (see Note 7).

On August 5, 2021, the Company closed its public offering (the “Public Offering”) of 1,100,000 units (the “Units”), with each Unit consisting of one share of the Company’s common stock, one Series A warrant (the “Series A Warrants”) to purchase one share of common stock at an exercise price equal to $6.30 per share, exercisable until the fifth anniversary of the issuance date, and one Series B warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Public Warrants”) to purchase one share of common stock at an exercise price equal to $10.00 per share, exercisable until the fifth anniversary of the issuance date; the exercise price of the Public Warrants are subject to certain adjustment and cashless exercise provisions as described therein. The Company completed the Public Offering pursuant to its registration statement on Form S-1 (File No. 333-255112), originally filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021 (as amended, the “Original Registration Statement”), that the SEC declared effective on August 2, 2021 and the registration statement on Form S-1 (File No. 333-258404) that was filed and automatically effective on August 4, 2021 (the “S-1MEF,” together with the Original Registration Statement, the “Registration Statement”). The Units were priced at $6.25 per Unit, before underwriting discounts and offering expenses, resulting in gross proceeds of $6,875,000. The Public Offering was conducted on a firm commitment basis. In August 2021, 2,354,145 shares of the Company’s common stock were issued for gross proceeds of $6,875,000, before placement agent fees and legal fees of $850,429.

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

Options issued and outstanding as of December 31, 2020, and their activities during the year then ended are as follows:

			Weighted-
		Weighted-	Average
		Average	Contractual
	Number of	Exercise	Life	Aggregate
	Underlying Shares	Price Per Share	Remaining in Years	Intrinsic Value
Outstanding as of January 1, 2020	-	$-		$-
Granted	545,182	2.00	9.89	616,056
Forfeited	-	-
Outstanding as of December 31, 2020	545,182	2.00	9.89	$616,056
Exercisable as of December 31, 2020	545,182	2.00	9.89	$616,056
Vested and expected to vest	545,182	$2.00	9.89	$616,056

The fair value of stock options granted for the year ended December 31, 2020 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended
December 31, 2020

Risk free interest rate	0.38%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	89.01%

The weighted average grant date fair value of options granted during 2020 was $3.13. There are 2,812,949 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2020. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 for the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were no unvested options.

15. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended
	September 30, 2021	September 30, 2020
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,806,488)	$(1,846,046)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	26,882,181	19,488,168
Stock options		–
Weighted-average shares outstanding - Diluted	26,882,181	19,488,168

Loss per share
-Basic	$(0.07)	$(0.09)
-Diluted	$(0.07)	$(0.09)

	For the Nine months Ended
	September 30, 2021	September 30, 2020
Numerator:
Net loss attributable to ABVC’s common stockholders	$(4,906,559)	$(4,942,881)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	25,053,522	19,486,959
Stock options		–
Weighted-average shares outstanding - Diluted	25,053,522	19,486,959

Loss per share
-Basic	$(0.20)	$(0.25)
-Diluted	$(0.20)	$(0.25)

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

	September 30, 2021	December 31, 2020
ASSETS
Operating lease right-of-use assets	$1,554,280	$1,772,747
LIABILITIES
Operating lease liabilities (current)	342,131	316,178
Operating lease liabilities (noncurrent)	1,212,148	1,456,567

Supplemental Information

The following provides details of the Company’s lease expenses:

	Nine months Ended September 30,
	2021	2020
Operating lease expenses	$250,122	$233,262

Other information related to leases is presented below:

	Nine months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$250,122	$233,262

	September 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term:
Operating leases	3.15 years	3.33 years

Weighted Average Discount Rate:
Operating leases	1.41%	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2021(excluding nine months ended September 30, 2021)	$84,906
2022	353,713
2023	360,838
2024	375,788
2025	338,676
Thereafter	56,916
Total future minimum lease payments, undiscounted	1,570,837
Less: Imputed interest	16,557
Present value of future minimum lease payments	$1,554,280

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

18. SUBSEQUENT EVENTS

On October 6, 2021 (the “Completion Date”), the Company, Lucidaim Co., Ltd., a Japanese corporation (“Lucidaim,” together with the Company, the “Shareholders”), and BioLite Japan K.K., a Japanese corporation (“Biolite”) entered into a Joint Venture Agreement (the “Agreement”). Biolite is a private limited company (a Japanese Kabushiki Kaisha) incorporated on December 18, 2018 and at the date of the Agreement has 10,000 ordinary shares authorized, with 3,049 ordinary shares issued and outstanding (the “Ordinary Shares”). Immediately prior to the execution of the Agreement, Lucidaim owned 1,501 ordinary shares and the Company owned the 1,548 ordinary shares. The Shareholders entered into the joint venture to formally reduce to writing their desire to invest in and operate Biolite as a joint venture. The business of the joint venture shall be the research and development of drugs, medical device and digital media, investment, fund running and consulting, distribution and marketing of supplements carried on by Biolite and its subsidiaries in Japan, or any other territory or businesses as may from time to time be agreed by an amendment to the Agreement. The closing of the transaction is conditioned upon the approval and receipt of all necessary government approvals, which have been received.

Pursuant to the Agreement and the related share transfer agreement, the Company shall transfer 54 of its Ordinary Shares to Lucidaim for no consideration, such that following the transfer, Lucidaim shall own 1,555 Ordinary Shares (51%) and the Company shall own 1,494 Ordinary Shares (49%). Also pursuant to the Agreement, there shall be 3 directors of Biolite, consisting of 1 director appointed by the Company and 2 appointed by Lucidiam. The Company shall appoint Eugene Jiang, the Company’s current Chairman and Chief Business Officer and Lucidaim shall appoint Michihito Onishi; the current director of Biolite, Toru Seo (who is also a director of BioLite Japan’s other shareholder), is considered the second Lucidaim director. The Agreement further provides that the Company and Biolite shall assign the research collaboration and license agreement between them to Biolite or prepare the same (the “License Agreement”). The aforementioned transactions occurred on the Completion Date.

As per the Agreement, the Shareholders shall supervise and manage the business and operations of Biolite. The directors shall not be entitled to any renumeration for their services as a director and each Shareholder can remove and replace the director he/she/it appointed. If a Shareholder sells or disposes of all of its Ordinary Shares, the director such Shareholder appointed must tender his/her resignation. The Agreement also sets forth certain corporate actions that must be pre-approved by all Shareholders (the “Reserved Matters”). If the Shareholders are unable to make a decision on any Reserved Matter, then either Shareholder can submit a deadlock notice to the other shareholder, 5 days after which they must refer the matter to each Shareholder’s chairman and use good faith to resolve the dispute. If such dispute is not resolved within 10 days thereafter, then either Shareholder can offer to buy all of the other Shareholder’s Ordinary Shares for cash at a specified price; if there is not affirmative acceptance of the sale, the sale shall proceed as set forth in the sale offer.

Each of the Shareholders maintains a pre-emptive right to purchase such number of additional Ordinary Shares as would allow such Shareholder to maintain its ownership percentage in Biolite if Biolite issues any new Ordinary Shares. However, the Agreement provides that the Company shall lose its pre-emptive rights under certain conditions. The Shareholders also maintain a right of first refusal if the other Shareholder receives an offer to buy such shareholder’s Ordinary Shares.

The Agreement also requires Biolite to obtain a bank facility in the amount of JPY 30,460,000 (approximately USD272,000), for its initial working capital purposes. Pursuant to the Agreement, each Shareholder agrees to guarantee such bank facility if the bank requires a guarantee. Accordingly, the Company may be liable for the bank facility in an amount up to JPY 14,925,400 (approximately USD134,000), which represents 49% of the maximum bank facility. The Agreement further provides that Biolite shall issue annual dividends at the rate of at least 1.5% of Biolite’s profits, if it has sufficient cash to do so.

Pursuant to the Agreement, the Company and Biolite agree to use their best efforts to execute the License Agreement by the end of December 2021. The Company agreed that any negotiation on behalf of Biolite regarding the terms of the License Agreement shall be handled by the directors appointed by Lucidaim. If the Company and such Lucidaim directors do not reach agreement on the terms, Biolite may at its sole discretion determine not to execute the License Agreement without any liability to the Company.

The Agreement contains non-solicitation and non-compete clauses for a period of 2 years after a Shareholder or its subsidiaries ceases to be a Shareholder, with such restrictive covenants limited to business within the ophthalmologic filed or central neurological field. Any rights to intellectual property that arise from Biolite’s activities, shall belong to Biolite.

The Agreement contains standard indemnification terms, except that no indemnifying party shall have any liability for an individual liability unless it exceeds JPY 500,000 (approximately USD4,500) and until the aggregate amount of all liabilities exceeds JPY 2,000,000 (approximately USD18,000) and then only to the extent such liability exceed such limit.

The Company paid $100,000 towards the setup of the joint venture after the parties signed a letter of intent regarding the joint venture (the “Letter of Intent”) and shall pay an additional $50,000 before the end of this calendar year; BioLite Japan’s other shareholder paid $150,000 after the Letter of Intent was signed.

The Agreement shall continue for 10 years, unless earlier terminated. The Agreement also allows a Shareholder to terminate the agreement upon certain defaults committed by another Shareholder, as set forth in the Agreement.

This was a related party transaction.

In November 2021, the Company received $4,244,452 in gross proceeds from the exercise of warrants issued in the Company’s August 3, 2021, public offering of securities. Investors exercised a total of 673,405 Series A warrants at a price of $6.30 per share, and 200 Series B warrants at a price of $10 per share.

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the nine months ended September 30, 2021, the Company generated $393,509 in revenue, contributed by $389,843 from the sale of Contract Development & Manufacturing Organization (“CDMO”) services, and $3,747 from consulting services provided to a related party.

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

As of September 30, 2021, no Series A Convertible Preferred Stock has been issued by the Company.

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

On January 29, 2021, BioKey received a loan in the amount of $132,331 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated January 27, 2021 issued by the Company, which matures on January 28, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, the Company will start the application with the US Government regarding the loan forgiveness program as soon as the US Government allows. No collateral or personal guarantees are required. On September 28, 2021, the “SBA” accepted the loan forgiveness application in the amount of $132,331 under the PPP.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of September 30, 2021, the Company had not completed the first phase II clinical trial.

(iv)	In addition to the milestone payments, BioLite Taiwan is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of September 30, 2021, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

On September 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst. Pursuant to the Purchase Agreement, the Company issued 428,571 shares of the Company’s common stock to BioFirst as payment for $3,000,000 owed by the Company to BioFirst in connection with the BioFirst Agreement.

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

Due to the COVID-19 pandemic, our revenue for the first half of fiscal 2020 and 2021 were significantly impacted. As we have not seen a stronger signal to indicate that overall global economies will be back to normal in the fourth quarter, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, then the company can start operating normally.

The COVID-19 pandemic, including variants, has adversely affected, and is expected to continue to adversely affect, elements of our CDMO business sector. The COVID-19 pandemic controls constrained researcher access to labs globally. These constraints limited scientific discovery capacity and we observed that demand in those labs fell well below historic levels. As constraints on social distancing were gradually lifted around the world recently, labs were able to increase research activity. While we believe that underlying demand is still not yet at pre-COVID-19 levels as lab operations remain below their normal capacity, we are hopeful that the vaccination programs that are underway combined with policy changes planned for the summer will further increase research activity and support a return to pre-COVID-19 demand levels worldwide.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents amounted $3,715,609 and $4,273,208, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of September 30, 2021 and December 31, 2020, the Company’s restricted cash equivalents amounted $734,163 and $728,163, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three and nine months ended September 30, 2021. Other-than-temporary impairments of equity investments were $944,204 for the three and nine months ended September 30, 2020.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2021, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,906 and $3,759 for the three months ended September 30, 2021 and 2020, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $8,268 and $7,357 for the nine months ended September 30, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and nine months ended September 30, 2021 and 2020, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $0 for the three months ended September 30, 2021 and 2020, respectively. Total non-employee stock-based compensation expenses were $927,220 and $999,820 for the nine months ended September 30, 2021 and 2020, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2021 and 2020. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations — Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	September 30, 2021	September 30, 2020

Revenues	$98,999	$115,553

Cost of revenues	393	8,619

Gross profit	98,606	106,934

Operating expenses
Selling, general and administrative expenses	1,579,996	1,262,199
Research and development expenses	263,424	134,501
Stock-based compensation	225,740
Total operating expenses	2,069,160	1,396,700

Loss from operations	(1,970,554)	(1,289,766)

Other income (expense)
Interest income	9,333	19,571
Interest expense	(38,677)	(16,311)
Rent income	2,624	4,774
Rent income – related parties	1,200	1,200
Impairment loss	-	(8,507)
Investment loss	-	665
Gain/Loss on foreign exchange changes	(5,999)	(90)
Gain/Loss on investment in equity securities	(91,765)	(887,231)
Other income (expense)	(404)	(171)
Government grant income	132,331
Total other income (expenses)	8,643	(886,100)

Loss before provision income tax	(1,961,911)	(2,175,866)

Provision for income tax	(75,667)	(44,735)

Net loss	(1,886,244)	(2,131,131)

Net loss attributable to noncontrolling interests	(79,756)	(285,085)

Net loss attributed to ABVC and subsidiaries	(1,806,488)	(1,846,046)
Foreign currency translation adjustment	16,137	(25,384)
Comprehensive Loss	$(1,790,351)	$(1,871,430)

Net loss per share:
Basic and diluted	$(0.07)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	26,882,181	19,488,168

Revenues. We generated $98,999 and $115,553 in revenues for the three months ended September 30, 2021 and 2020, respectively; and incurred $393 and $8,619 in cost of sales for the three months ended September 30, 2021 and 2020, respectively. The decrease in revenues was mainly due to the impact of COVID-19 on our CDMO business sector.

Operating Expenses.  Our operating expenses have increased by $672,460, or 48%, to $2,069,160 for the three months ended September 30, 2021 from $1,396,700 for the three months ended September 30, 2020. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses and research and development expenses.

Our selling, general and administrative expenses and stock-based compensation increased by $543,537, or 43%, mainly due to the increase in company’s marketing and up-list related expenses.

Our research and development expenses increased by $128,923 or approximately 96% primarily because of new service agreements signed with vendors during the three months ended September 30, 2021.

Other Income (Expense). Our other income (expense) was $8,643 and ($886,100) for the three months ended September 30, 2021 and 2020, respectively. The change was principally caused by the decrease in interest income and rental income, as well as decreasing loss on investment in equity securities and the increase in government grant income.

Interest income was $9,333 for the three months ended September 30, 2021 as compared to $19,571 for the three months ended September 30, 2020. The decrease of $10,238, or approximately 49%, was primarily due to the repayment of certain related-party loans.

Loss on investment in equity securities was $0 for the three months ended September 30, 2021 as compared to $8,507 for the three months ended September 30, 2020. The decrease was primarily due to the loss on investment in BioFirst in 2020.

Other income and government grant income totaled $131,927 for the three months ended September 30, 2021 as compared to other expense of $171 for the three months ended September 30, 2020. The increase of $132,098, or approximately 77,250%, was primarily due to the receipt of the second round of PPP loan forgiveness during the third quarter of 2021.

Net Loss. As a result of the above factors, our net loss was $1,886,244 for the three months ended September 30, 2021 compared to $2,131,131 for the three months ended September 30, 2020, representing a decrease of $244,887, or 11%.

Results of Operations — Nine months Ended September 30, 2021 Compared to Nine months Ended September 30, 2020.

The following table presents, for the nine months indicated, our consolidated statements of operations information.

	September 30, 2021	September 30, 2020

Revenues	$393,590	$420,852

Cost of revenues	2,284	16,814

Gross profit	391,306	404,038

Operating expenses
Selling, general and administrative expenses	3,979,283	2,693,001
Research and development expenses	743,617	366,374
Stock-based compensation	927,220	999,820
Total operating expenses	5,650,120	4,059,195

Loss from operations	(5,258,814)	(3,655,157)

Other income (expense)
Interest income	72,584	39,641
Interest expense	(251,577)	(288,353)
Rent income	60,822	15,254
Rent income – related parties	3,600	3,600
Impairment loss	-	(952,711)
Investment loss	-	(38,272)
Gain/Loss on foreign exchange changes	(10,806)	8,659
Gain/Loss on investment in equity securities	(193,147)	(1,067,298)
Other income (expense)	(171)	176,330
Government grant income	256,731	-
Total other income (expenses)	(61,964)	(2,103,240)

Loss before provision income tax	(5,320,778)	(5,758,397)

Provision for income tax	(186,255)	(133,947)

Net loss	(5,134,523)	(5,624,450)

Net loss attributable to noncontrolling interests	(227,964)	(681,569)

Net loss attributed to ABVC and subsidiaries	(4,906,559)	(4,942,881)
Foreign currency translation adjustment	416,858	(42,403)
Comprehensive Loss	$(4,489,701)	$(4,985,284)

Net loss per share:
Basic and diluted	$(0.20)	$(0.25)

Weighted average number of common shares outstanding:
Basic and diluted	25,053,522	19,486,959

Revenues. We generated $393,590 and $420,852 in revenues for the nine months ended September 30, 2021 and 2020, respectively; and incurred $2,284 and $16,814 in cost of sales for the nine months ended September 30, 2021 and 2020, respectively. The decrease in revenues was mainly due to the impact of COVID-19 onto our CDMO business sector.

Operating Expenses.  Our operating expenses have increased by $1,590,925, or 39%, to $5,650,120 for the nine months ended September 30, 2021 from $4,059,195 for the nine months ended September 30, 2020. Such increase in operating expenses was mainly due to the increase in selling, general and administrative expenses and research and development expenses.

Our selling, general and administrative expenses and stock-based compensation increased by $1,213,682, or 33%, mainly due to the increase in company’s marketing and up-list related expenses.

Our research and development expenses increased by $377,243 or approximately 103% primarily because of new service agreements signed with vendors during the nine months ended September 30, 2021.

Other Income (Expense). Our other expense was $61,964 for the nine months ended September 30, 2021 as compared to $2,103,240 for the nine months ended September 30, 2020. The change was principally caused by the decrease in the impairment loss and loss on investment in equity securities, and the increase in government grant income of $256,731 due to the forgiveness of PPP loans during the nine months ended September 30, 2021.

Interest income was $72,584 for the nine months ended September 30, 2021 as compared to $39,641 for the nine months ended September 30, 2020. The increase of $32,943, or approximately 83%, was primarily due to the increase of certain related-party loans.

Loss on investment in equity securities was $193,147 for the nine months ended September 30, 2021 as compared to $1,067,298 for the nine months ended September 30, 2020. The decrease was primarily due to the loss on investment in BioFirst in 2020.

Other income and government grant income totaled $256,560 for the nine months ended September 30, 2021 as compared to $176,330 for the nine months ended September 30, 2020. The increase of $80,230, or approximately 45%, was primarily due to the forgiveness of the PPP loans of $256,731, offsetting the decrease in other income of $176,501.

Net Loss. As a result of the above factors, our net loss was $5,134,523 for the nine months ended September 30, 2021 compared to $5,624,450 for the nine months ended September 30, 2020, representing a decrease of $489,927, or 9%.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Current Assets	$7,111,031	$6,172,966
Current Liabilities	$3,438,880	$4,844,391
Working Capital (deficit)	$3,672,151	$1,328,575

Cash Flow from Operating Activities

During the nine months ended September 30, 2021 and 2020, the net cash used in operating activities were $5,541,538 and $2,375,873, respectively. The increase in the amount used in operating activities of $3,165,665 was primarily due to the increased accounts receivables, prepaid expenses and deposits, non-cash government grant income, and decreased accrued expenses and other current liabilities, non-cash investment loss, the decrease in amount due from related parties, decrease in non-cash stock based compensation for nonemployees and decrease in net loss during the nine months ended September 30, 2021.

Cash Flow from Investing Activities

During the nine months ended September 30, 2021, the net cash used in investing activities was $764,377, compared to the net cash used in investing activities was $332,539 for the nine months ended September 30, 2020. The increase was due to the prepayment for equity investment during the nine months ended September 30, 2021.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021, the net cash used in financing activities was $5,742,737, while the net cash provided by the nine months ended September 30, 2020 was $2,698,793, respectively. The increase in net cash provided by financing activities were primarily due to proceeds from issuance of common stock, partially offset by the repayment of convertible notes during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

On June 29, 2021, we issued 6,000 shares of Common Stock to WallachBeth as compensation for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
4.1	Form of Warrant (7)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated Amercian BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: November 15, 2021	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: November 15, 2021	By:	/s/ Chihliang An
Chihliang An
Chief Financial Officer (Principal Financial Officer)