Form 10-K
period 2021-12-31
ABVC BIOPHARMA, INC.
filed 2022-03-31
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-91436

ABVC BioPharma, Inc.

(Exact name of Company in its charter)

Nevada	26-0014658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

44370 Old Warm Springs Blvd.

Fremont, CA 94538

(Address of principal executive offices, including zip code)

Registrant’s Telephone number, including area code: (510)-668-0881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ABVC	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2022   was   $16,488,373 and 0, based on the closing price of $5.05 on June 30, 2021.

As of March 30, 2022, the registrant had 30,307,329 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ABVC BioPharma, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

i

CONVENTIONS

Except where the context otherwise requires and for purposes of this annual report only:

“APR” or “annual percentage rate” refers to the annual rate that is charged to borrowers, including a fixed interest rate and a transaction fee rate, expressed as a single percentage number that represents the actual yearly cost of borrowing over the life of a loan;

“BioKey” means BioKey, Inc. refers to a California corporation and wholly-owned subsidiary of ABVC;

“BioLite” means BioLite Holding, Inc. refers to a Nevada corporation and a wholly-owned subsidiary of ABVC;

The “Board” or “Board of Directors” refers to the board of directors of the Company;

“CDMO” refers to the Contract Development & Manufacturing Organization services     BioKey provides, such as a API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing.

“China”, “mainland China” and “P.R.C.” refer to the People’s Republic of China, excluding Taiwan, Hong Kong or Macau for purposes of this report;

“Common Stock” is the Common Stock of ABVC Biopharma, Inc., par value US$0.001 per share;

“Merger Agreement” means the Agreement and Plan of Merger dated as of January 31, 2018, pursuant to which the Company, BioLite, BioKey, “BioLite Acquisition Corp.” a Nevada corporation, and BioKey Acquisition Corp.” a California corporation completed a business combination on February 8, 2019 where ABVC acquired BioLite and BioKey via the issuance of additional shares of Common Stock to the shareholders of BioLite and BioKey;

“Series A Convertible Preferred Stock” is the Series A convertible preferred stock of ABVC Biopharma, Inc., par value US$0.001 per share;

The terms “we,” “us,” “our,” “the Company,” “our Company” or “ABVC” refers to ABVC Biopharma, Inc., a Nevada corporation, and all of the Subsidiaries as defined herein unless the context specifies;

“R.O.C.” or “Taiwan” refers to Taiwan, the Republic of China;

“Subsidiary” or “Subsidiaries,” refer to American BriVision Corporation, sometimes referred to as “BriVision”, BioLite Holding, Inc. or BioLite and BioKey, Inc. or BioKey;

All references to “NTD” and “New Taiwan Dollars” are to the legal currency of R.O.C.; and

All references to “U.S. dollars”, “dollars”, and “$” are to the legal currency of the U.S.

This report specifies certain NTD amounts and in parenthesis the approximate U.S. dollar amounts at the exchange rate on the date of this report. The conversion rates regarding NTD and U.S. dollars are subject to change and, therefore, we can provide no assurance that U.S. dollar amounts specified in this report will not change.

For clarification, this report follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English.

This report does not discuss any affiliates of the Company that are not controlled by the Company.

ii

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

Our Mission

We devote our resources to building a sophisticated biotech company and becoming a pioneer in the biopharmaceutical industry. Dr. Howard Doong, our Chief Executive Officer, and Dr. Tsung-Shann Jiang, the founder and majority shareholder of the Company, understand the challenges and opportunities of the biotech industry and intend to provide therapeutic solutions to significant unmet medical needs and to improve health and quality of human life by developing innovative botanical drugs to treat central nervous system (“CNS”) and oncology/ hematology diseases.

Business Overview

As of the date of this Report, the Company’s minimal revenue has come from the sale of CDMO services through BioKey. However, the Company’s focus is on developing a pipeline of products by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company’s scientists and other specialists known to the Company to identify drugs or medical devices that it believes demonstrate efficacy and safety based on the Company’s internal qualifications. Once a drug or medical device is shown to be a good candidate for further development and ultimately commercialization, ABVC licenses the drug or medical device from the original researchers and introduces the drug or medical device clinical trial plan to highly respected principal investigators in the United States, Australia and Taiwan. In almost all cases, ABVC has found that research institutions in each of those countries are eager to work with the Company to move forward with Phase II clinical trials.

Institutions that have or are now conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II completed. NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 1 completed. NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine. Phase II, Part 2 is expected to begin in the 1st quarter of 2022 at UCSF and 5 locations in Taiwan.The Principal Investigators are Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D., Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital, Cheng-Ta Li, M.D., Taipei Veterans General Hospital

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, NCE drug Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

The following trials are expected to begin in the second quarter of 2022:

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 2 is in progress. Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D., Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital, Cheng-Ta Li, M.D., Taipei Veterans General Hospital

Upon successful completion of a Phase II trial, ABVC will seek a partner, typically a large pharmaceutical company, to complete a Phase III study and commercialize the drug or medical device upon approval by the US FDA, Taiwan TFDA and other country regulatory authorities.

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

The BioKey facility consists of a GMP suite, product development area, analytical laboratory, food processing area, caged GMP storage area, receiving area and two warehouses. The facility was remodeled  in December 2008 and received its first drug manufacturing license in June 2009. ABVC’s current drug manufacturing license allows it to manufacture drug products under IND for human clinical trials until the expiration of the license on December 2, 2024.

In 2022, BioKey will begin manufacturing a dietary supplement based on the maitake mushroom. The mushrooms, supplied by Shogun Maitake Canada, Co. Ltd., are grown in a controlled temperature and humid environment free of pesticides and chemicals. Initially, sales of the new supplement in the US and Canada will be targeted to high end grocery stores and worldwide via online distribution. While there are many mushroom-based supplements currently available to customers, BioKey believes its new line has a significant competitive advantage since the purity and consistency of the mushrooms themselves exceeds any maitake mushrooms currently available and the extraction process employed by BioKey delivers a particularly strong dose. The maitake mushroom is rich in bioactive polysaccharides, especially beta-glucans. These polysaccharides have well-documented immune-protecting and antitumor properties. BioKey has developed both a tablet and a liquid version of the supplement which are scheduled for commercial launch in the US and Canada in mid-2022.

Beta-glucans in maitake mushrooms has been shown to reduce cholesterol, resulting in improved artery functionality and overall better cardiovascular health that lowers the risk of heart disease. Further, studies have shown that the beta-glucans in maitake mushroom have the effect of strengthening the immune system1. In a trial of postmenopausal breast cancer patients, oral administration of a maitake extract was shown to have immunomodulatory effects. In a different trial done at Memorial Sloan Kettering Cancer Center, maitake extracts were shown to enhance neutrophil and monocyte function in patients with myelodysplastic syndrome. It boosts production of lymphokines (protein mediators) and interleukins (secreted proteins) resulting in improved immune response. Further, beta-glucans, has been shown in clinical trials to lower blood glucose levels thereby helping to activate insulin receptors, while reducing insulin resistance in diabetes management.

BioKey has entered into a three-year distribution agreement with Define Biotech Co. Ltd., a Taiwan-based pharmaceutical marketing company that focuses on sales of drugs, dietary supplements and medical products in the Asia-Pacific region. The agreement grants Define Biotech the exclusive right to distribute this new dietary supplement in China and Taiwan in exchange for the commitment to purchase $3.0 million worth of the new product over the three-year period.

NASDAQ Listing

On August 5, 2021, we closed a public offering (the “Offering”) of 1,100,000 units (the “Units”), with each Unit consisting of one share of our common stock (the “Common Stock”), one Series A warrant (the “Series A Warrants”) to purchase one share of common stock at an exercise price equal to $6.30 per share, exercisable until the fifth anniversary of the issuance date, and one Series B warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Public Warrants”) to purchase one share of common stock at an exercise price equal to $10.00 per share, exercisable until the fifth anniversary of the issuance date; the exercise price of the Public Warrants are subject to certain adjustment and cashless exercise provisions as described therein. The Company completed the Offering pursuant to its registration statement on Form S-1 (File No. 333-255112), originally filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021 (as amended, the “Original Registration Statement”), that the SEC declared effective on August 2, 2021 and the registration statement on Form S-1 (File No. 333-258404) that was filed and automatically effective on August 4, 2021 (the “S-1MEF,” together with the Original Registration Statement, the “Registration Statement”). The Units were priced at $6.25 per Unit, before underwriting discounts and offering expenses, resulting in gross proceeds of $6,875,000. The Offering was conducted on a firm commitment basis. The Common Stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “ABVC” on August 3, 2021.

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

The Company’s cusip number is 0091F106. The Company’s stock symbol remains ABVC.

1 J Cancer Res Clin Oncol (2009) 135:1215-1221

Our Pipeline

I.	Central Nervous System

1.	ABV-1504 to treat Major Depressive Disorder (“MDD”)

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

2.	ABV-1505 to treat Attention Deficit Hyperactivity Disorder (“ADHD”)

We developed the ADHD indication from the same API of ABV-1504. Also, ABV-1505 shares similar pharmaceutical mechanism of action as ABV-1504 in as much as ABV-1505 shows the potential of increasing the level of norepinephrine in the human’s nervous system by inhibiting its reabsorption. Because of ABV-1505’s sufficient similarity with ABV-1504, in January 2016 the FDA approved our IND application to conduct ABV-1505’s Phase II clinical trial based on its preclinical research and the Phase I trial results of ABV-1504.

For the ADHD Phase II trial, ABVC plans to recruit a maximum of 105 ADHD patients as trial subjects in the United States and Taiwan, to whom ABVC intends to administer ABV-1505 oral capsules. ABVC has designed a randomized, double-blind dose escalation study with a placebo-controlled group to assess the efficacy and safety profile of ABV-1505, primarily against the ADHD Rating Scale-IV (“ADHD-RS-IV”). The primary endpoint of the Phase II trial is a 40% or higher improvement on the ADHD-RS-IV from the respective baseline scores within a period of up to eight weeks. The secondary objective is to determine the efficacy and safety profile of ABV-1505 on other rating scales with secondary endpoints of (i) improvements of the total ADHD symptom scores from the respective baseline scores on the Conners’ Adult ADHD Rating Scale-Self Report: Short Version (“CAARS-S:S”) 18-Item for a treatment period of eight weeks at maximum; and (ii) achievement of scores of two or lower on both the Clinical Global Impression-ADHD- Severity (“CGI-ADHD-S”) and Clinical Global Impression-ADHD-Improvement (“CGI-ADHD-I”) from the subjects’ respective baseline scores. The University of California San Francisco (“UCSF”) initiated the Phase II, Part 1 clinical trial entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD). Part I, on January 14, 2020. The Part 1 trial is a single center, open label, dose escalation evaluation with two dosage levels in six subjects. Six subjects were initially evaluated for safety and efficacy assessments at low-dose (1 capsule of PDC-1421, three times a day (TID)) for 28 days. A safety checkpoint was evaluated at day-28 for entering the high-dose (2 capsules TID). The subjects who passed the checkpoint were evaluated for safety and efficacy assessments at high-dose (2 capsules of PDC-1421 TID) for 28 days. On July 15, 2020, the last patient last visit (LPLV) marked the final step toward the completion of the ABV-1505 Phase II Part I clinical trial for the treatment of adult ADHD. On October 24, 2020, a full clinical study report (CSR) of ABV-1505 Phase II Part I clinical trial was issued. The study results showed that the PDC-1421 Capsule was safe, well tolerated and efficacious during its treatment and the follow-up period with six adult patients. For the primary endpoints, the percentages of improvement in ADHD-RS-IV score from baseline to 8 weeks treatment were 83.3% (N=5) in the ITT population and 80.0% (N=4) in the PP population. Both low and high doses of PDC-1421 Capsule met the primary end points by passing the required 40% population in ADHD-RS-IV test scores. Overall, the results from this study, which demonstrate the therapeutic value of PDC-1421, support further Phase II Part II clinical development of ABV-1505 for the treatment of adult ADHD.

The Phase II Part II study with its clinical protocol entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II” is a randomized, double-blind, placebo-controlled, parallel three-groups with a maximum 99 subjects to be enrolled. This study will be conducted at the University of California, San Francisco, and five Taiwan medical centers beginning in April 2022.

3.	ABV-1601 to treat Depression in Cancer Patients

We developed a treatment for depression in cancer patient from the same active pharmaceutical ingredients    as ABV-1504. ABV-1601 shares similar pharmaceutical mechanisms of action as ABV-1504 in that ABV-1601 shows the potential of increasing the level of norepinephrine in the human nervous system by inhibiting its reabsorption. Due to ABV-1601’s similarity with ABV-1504, the FDA approved our ABV-1601-001 clinical protocol under the same IND as for ABV-1504 (IND 112567) in December 2018.

For the Phase II trial of ABV-1601, ABVC plans to recruit a maximum number of 54 cancer patients with depression, to whom ABVC intends to administer ABV-1601 oral capsules. ABVC is engaging the Principal Investigator at Cedars-Sinai Medical Center in the U.S. which designed a randomized, double-blind dose escalation study with a comparator-controlled group to assess the efficacy and safety profile of ABV-1601, primarily against Montgomery-Åsberg Depression Rating Scale (MADRS) total score. The primary endpoint of the Phase II trial is a change in MADRS, Hospital Anxiety and Depression Scale (HADS), subscales (HADS-A and HADS-D), and Clinical Global Impression Scale (CGI) total scores from baseline in patients taking PDC-1421 compared to the comparator. As of the date of this reports, the Part I of Phase II clinical protocol, which is an open trial, has been approved by Cedars-Sinai Medical Center IRB Committee. This study was initiated in the first quarter of 2022.

II.	Oncology

1.	ABV-1505 to treat Attention Deficit Hyperactivity Disorder (“ADHD”)

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

The Company expects to begin Phase II clinical trials of ABV-1702 in the fourth quarter of 2022 and is actively looking for qualified principal investigators and an appropriate site for the study and therefore the timing cannot be guaranteed.

2.	ABV-1505 to treat Attention Deficit Hyperactivity Disorder (“ADHD”)

ABVC developed a new indication for Pancreatic Cancer from Maitake Extract, which is named as ABV-1703 and out licensed it to Rgene for the preparation of its IND application with the FDA. On August 25, 2017, ABV-1703’s Phase II trial was approved by FDA. Pursuant to the ABVC-Rgene Co-development Agreement, ABVC is responsible for coordinating and conducting the clinical trials of ABV-1703 globally and Rgene is responsible for preparing the related FDA applications. As of the date of this reports, we are engaging Cedars-Sinai Medical Center in the U.S. to conduct the Phase II clinical trial and plan to initiate the Phase II trial in the third quarter of 2022. We plan to submit ABV-1703’s Phase II clinical trial IND to the Taiwan FDA after we commence the clinical trials in the United States.

3.	ABV- 1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (“TNBC”)

●	ABV- 1501 is developed from BLI-1401-2 whose active pharmaceutical ingredient is Yukiguni Maitake Extract 404. Memorial Sloan Kettering Cancer Center (“MSKCC”) conducted the Phase I clinical trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom), which is very similar to Yukiguni Maitake Extract 404. The Phase I trial focused on Grifola frondosa extract’s immunological effects on breast cancer patients. The results of the Phase I trial showed that oral administration of a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood.

●	Our ABV-1501 Investigational New Drug (“IND”) application to the US FDA for the Phase II clinical trials referencing the MSKCC maitake research resulted in a Phase II IND approval in March of 2016 by the U.S. FDA.

●	We are currently collaborating with BHK to file clinical trial application to the Taiwan FDA (“TFDA”) for conducting this combination therapy trial in Taiwan.

●	As an alternative route to Taiwan FDA approval, we are also working towards setting up a clinical site in the U.S. to obtain IRB approval of our IND application, which based on a recent adopted policy in Taiwan, the TFDA will then automatically approve.

Our Collaborative Agreements

I.	ABV-1701 Vitreous Substitute for Vitrectomy and Collaboration Agreement with BioFirst

On July 24, 2017, BriVision, one of our wholly-owned subsidiaries entered into a collaboration agreement (the “BioFirst Agreement”) with BioFirst, pursuant to which BioFirst granted BriVision the global license to co-develop BFC-1401 Vitreous Substitute for Vitrectomy  (“BFC-1401”) for medical purposes. BioFirst is a related party to the Company because BioFirst and YuanGene Corporation (“YuanGene”), the Company’s controlling shareholder, are under common control, being both controlled by the controlling beneficiary shareholder of YuanGene.

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

II. Co-development Agreement with Rgene

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

Intellectual Property

The new drug candidates are dependent on or are the subject of the following patents and patent applications.

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
1	granted	6911222	6/28/2005	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 1	The U.S.	MPITDC
2	granted	7175861	2/13/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 2	The U.S.	MPITDC
3	granted	7179496	2/20/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 3	The U.S.	MPITDC
4	granted	7223425	5/29/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract, Part 4	The U.S.	MPITDC
5	granted	0001337647	1/31/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Italy	MPITDC
6	granted	CH693499	9/15/2003	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Switzerland	MPITDC
7	granted	10220149	4/26/2007	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Germany	MPITDC
8	granted	GB2383951	6/7/2006	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	United Kingdom	MPITDC
9	granted	4109907	6/6/2002	6/5/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Japan	MPITDC
10	granted	FR2834643	7/18/2003	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	France	MPITDC
11	granted	I295576	4/11/2008	1/10/2022	Anti-depression Pharmaceutical Composition Containing Polygala Extract	Taiwan	MPITDC
12	granted	DE202007003503 U1	8/23/2007	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Germany	MPITDC
13	granted	7531519	5/12/2009	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	The U.S.	MPITDC
14	granted	4620652	11/20/2006	11/19/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Japan	MPITDC
15	granted	I 314453	9/21/2006	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Taiwan	MPITDC
16	granted	I389713	3/21/2013	10/13/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	Taiwan	NHRI
17	granted	US 8197849 B2	6/12/2012	8/30/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	The U.S.	NHRI

18	granted	AU 2011/215775 B2	4/17/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Australia	NHRI
19	granted	KR 10-1428898	8/4/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Korea	NHRI
20	granted	CA 2786911 (C)	10/6/2015	2/10/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Canada	NHRI
21	granted	WO2011100469 A1	N/A(4)	N/A(4)	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	PCT	NHRI
22	granted	EP 2534200	4/8/2015	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	European Union (Germany, United Kingdom, France, Switzerland, Spain, Italy)	NHRI
23	granted	特許第 5885349號	2/9/2011	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Japan	NHRI
24	granted	ZL 201180005494.7	12/24/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	China	NHRI
25	granted	HK1178188	3/6/2015	6/21/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	Hong Kong (5)	NHRI
26	applied	US 16/936,032	9/4/2020	9/4/2040	Polygala extract for the treatment of major depressive disorder	US	ABVC
27	applied	TW 109130285	9/4/2020	9/4/2040	Polygala extract for the treatment of major depressive disorder	Taiwan	ABVC
28	applied	US17/120,965	12/20/2020	12/20/2040	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	U.S.	ABVC
29	applied	TW 110106546	2/24/2021	2/24/2041	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	Taiwan	ABVC

(1)	“MPITDC” stands for Medical and Pharmaceutical Industry Technology and Development Center, Taiwan.

(2)	“NHRI” stands for National Health Research Institutes, Taiwan.

(3)	The patent name is translated into English and the original patent name is written as “交联氧化透明质酸作为眼球玻璃体之替代物.”

(4)	The starting date and expiration date of patents under PTC are subject to the laws of the specific participating jurisdiction where the patent application is filed. We have subsequently submitted such patent to the jurisdictions listed in No.22 herein above.

(5)	NHRI has obtained standard patent in Hong Kong based on the registration of the patent (listed as No.24 herein) granted by the State Intellectual Property Office, People’s Republic of China.

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

The following chart illustrates the corporate structure of ABVC:

Effective March 5, 2022, the Company’s Board for Directors approved amending the Company’s Bylaws to remove Section 2.8, which permitted cumulative voting for directors since cumulative voting is specifically prohibited by our Articles of Incorporation. Since it is not otherwise stated in our Articles of Incorporation or Bylaws, directors shall be elected by a plurality of the votes cast at the election, as provided in the Nevada Revised Statutes.

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

Employees

As of March 30, 2022, we, including the subsidiaries, have 30 employees, 28 of which are full-time, located in the U.S. and Taiwan.

ITEM 1A. RISK FACTORS

Investing in our securities includes a high degree of risk. Prior to making a decision about investing in our securities, you should consider carefully the specific factors discussed below, together with all of the other information contained in this report. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. This could cause the market price of our Common Stock to decline and could cause you to lose all or part of your investment.

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

The Company has limited capital resources and operations. The CDMO services provided by BioKey generates a limited amount of revenue that can only partially support the operations of the Company. To date, the Company’s operations have been funded partially from the proceeds from financings or loans from its shareholders  . From time to time, we may seek additional financing to provide the capital required to expand research and development (“R&D”) initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

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

With limited operating history, the Company has never obtained regulatory approval for, or commercialized, any new drug candidate. It is possible that the FDA may refuse to accept our planned New Drug Application (or “NDA”) for any of the six drug products for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of the new drug candidates or the medical device. Although our CDMO strategic business department has experience in obtaining abbreviated new drug application (or “ANDA”) approvals, the processes and timelines of obtaining an NDA approval and ANDA approval can differentiate substantially. If the FDA does not accept or approve our planned NDA for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies, which may be costly. Depending on the FDA required studies, approval of any NDA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have. Any delay in obtaining, or inability to obtain, regulatory approvals of any of our drug candidate will prevent us from sublicensing such product. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA. If any of these outcomes occurs, we may be forced to abandon our planned NDA for such drug candidate, which materially adversely affects our business and could potentially cause us to cease operations. We face similar regulatory risks in a foreign jurisdiction.

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

ABVC’s licensors may choose to terminate any of the license agreements with ABVC. As a result, ABVC’s research and development of new drug candidates that contain the underlying API may be terminated abruptly.

If ABVC’s Subsidiary BioLite materially breaches any license agreements it has with Yukiguni Maitake Co. (“Yukiguni”), Medical and Pharmaceutical Industry Technology and Development Center (“MPITDC”) or Industrial Technology Research Institute (“ITRI”), or any of such license agreement terminates unexpectedly, BioLite may not be able to continue its research and development of the new drug candidate which contains the underlying API whose license has been terminated. Pursuant to the Yukiguni License Agreement, if BioLite fails to meet the milestone sales requirement or submit certain applications to the appropriate health authorities on a schedule prescribed therein, Yukiguni shall have the right to terminate the Yukiguni License Agreement. If the Yukiguni License Agreement is terminated involuntarily, BioLite will be forced to discontinue its new drug development of ABV-1703, ABV-1502 and ABV-1501 and terminate the collaboration agreements relating to the three new drug candidates. The termination of the right to use the underlying API will materially disrupt the operations of ABVC. Pursuant to the license agreement between BioLite Taiwan and ITRI, if BioLite Taiwan fails to complete the research submission milestones according to the schedule set forth therein without reasons or with reasons unstatisfied with ITRI, ITRI shall have the right to terminate the license agreement with BioLite Taiwan without refund to BioLite Taiwan. BioLite Taiwan and BioLite have submitted the IND for PDC-1421 and subsequently conducted Phase II clinical trials of two drug candidiates developed from PDC-1421 according to the schedule listed in the license agreement between BioLite Taiwan and MPITDC.

ABVC’s Subsidiary BioLite depends on one supplier for the API of ABV-1703, ABV-1502 and ABV-1501 and any failure of such supplier to deliver sufficient quantities of the API that meets its quality standard could have a material adverse effect on its research of these three drug candidates.

Currently BioLite relies primarily on Yukiguni, a Japanese supplier, to provide Yukiguni Maitake Extract 404, the API which is contained in ABV-1703, ABV-1502 and ABV-1501, three of the six drug candidates in BioLite’s oncology/hematology portfolio. It has entered into the Yukiguni License Agreement, among other things, for the delivery of Yukiguni Maitake Extract 404,. BioLite agrees to fulfill its demand of the Yukiguni Maitake Extract 404 by purchasing first from Yukiguni respecting the therapeutic products and Yukiguni represents that it will provide sufficient quantities of such API that meets cGMP standards. If the supplies of Yukiguni Maitake Extract 404 were interrupted for any reason, BioLite’s research and development activities of these three drug candidates could be delayed. These delays could be extensive and expensive, especially in situations where a substitution is not readily available.

BioLite is currently negotiating with another supplier of Yukiguni Maitake Extract 404 that is located in Canada. However, there can be no assurance that the negotiation will be successful. Failure to obtain adequate supplies of high quality Yukiguni Maitake Extract 404 in a timely manner could have a disruptive effect on ABVC and BioLite’s research and development activities of ABV-1703, ABV-1502 and ABV-1501, resulting in a material adverse effect on the Company’s business, financial condition and results of operations.

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

Sales to customers outside the United States accounted for 7  % and 0% for the year ended December 31, 2021 and 2020, respectively. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2021, our outstanding current liabilities were approximately $3.7  million, which consisted primarily of short-term bank loans and accrued expenses. On April 5 and 20, 2020, we entered into certain exchange agreements separately with certain U.S. and non-U.S. holders of certain convertible promissory notes in the aggregate amount of $1,446,780; pursuant to the exchange agreements, we issued to the Holders an aggregate of 795,735 shares of Common Stock and warrants to purchase 795,735 shares of Common Stock. On November 9, 2020, we entered into an exchange agreement with a certain non-U.S. holder of certain convertible promissory notes in the amount of $270,272; pursuant to the exchange agreements, we will issue to the holder an aggregate of 120,121 shares of Common Stock and warrants to purchase 120,121 shares of Common Stock.    We also agreed to issue an aggregate of 545,182 options of common stock to some of our employees in lieu of their deferred salaries in an aggregate amount of $1,090,360.

Failure to maintain the effectiveness of our disclosure controls and procedures may lead to restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market prices for our Common Stock.

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

There is currently only a limited public market for our Common Stock, which is listed on the Nasdaq Capital Market, and there can be no assurance that a trading market will develop further or be maintained for our Common Stock in the future. The trading price of our Common Stock is likely to be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this reports, these factors include:

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

Our executive officers, directors, and principal shareholders own, in the aggregate, approximately 70.8%  of our outstanding Common Stock. As a result of their stockholdings, these shareholders are able to assert substantial control over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

The market price of our Common Stock may be volatile and there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Factors that may materially affect the market price of our Common Stock are beyond our control, these factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility. These broad market fluctuations may influence the market price of our Common Stock. There is currently only a limited public market for our Common Stock, which is listed on the Nasdaq Capital Market, and there can be no assurance that a trading market will develop further or be maintained in the future.

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

Any trading market for our Common Stock that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of the date of this Report, there is only 1 publish research report about our business. If securities or industry analysts provide additional coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our stock price and any trading volume to decline.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plan or otherwise, could result in dilution of the percentage ownership of our shareholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, including issuance of equity securities pursuant to any future stock incentive plan to our officers, directors, employees and non-employee consultants for their services to us, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Common Stock. Further, any future sales of our Common Stock by us or resales of our Common Stock by our existing shareholders could cause the market price of our Common Stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock. On October 29, 2021, we filed a registration statement on Form S-3, as amended on November 16, 2021, which was declared effective on November 29, 2021. As of the date hereof, we have not yet issued any shares through the Form S-3, but may in the future, which would further dilute your ownership.

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

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our Common Stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Capital Market may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Capital Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to remain listed on the Nasdaq Capital Market, stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Capital Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Capital Market or another national exchange’s listing requirements.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements as a result of our Common Stock being listed on the Nasdaq Capital Market.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements of the Nasdaq Capital Market. As a public company, we will continue to incur significant legal, accounting and other expenses. We are subject to mandatory reporting requirements of the Exchange Act, which require, among other things, that we continue to file with the SEC annual, quarterly and current reports with respect to our business and financial condition, that we were not required to file as a voluntary reporting company (though we did file such reports with the SEC on a voluntary basis). We have incurred and will continue to incur costs associated with the preparation and filing of these SEC reports. Furthermore, we are subject to mandatory new corporate governance and other compliance requirements of the Nasdaq Capital Market. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Nasdaq Capital Market or another national exchange have imposed various other requirements on public companies. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the way we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, if and when we cease to be a smaller reporting company and become subject to Section 404(b) of the Sarbanes-Oxley Act, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

Our Subsidiary BioLite has its laboratories located in Hsinchu Biomedical Science Park, with an address of 20, Sec. 2, Shengyi Rd., 2nd Floor, Zhubei City, Hsinchu County 302, Taiwan (R.O.C.). On January 1, 2015, BioLite Taiwan entered into a lease agreement with the National Science Park Administrative Office (Hsinchu City) under which it rents two dormitory buildings in Hsinchu County, Taiwan for a period of five years. The aggregate leasing area amounts to approximately 678 square meters (equivalent to approximately 7,298 square feet) on the second floor of the building. The leased space counts for approximately 1.9% of the total space of the building. On January 1, 2020, BioLite Taiwan extended the contract for another five years. The new expiration date is on December 31, 2024. The rent increases by a small percentage each year during the term of the lease agreement. BioLite paid $60,296 and $64,506 in rental expense for the laboratory space for the years ended December 31, 2021 and 2020, respectively.

Another subsidiary BioKey is headquartered in Fremont, California. BioKey’s office lease will end on February 28, 2026 and the office occupies approximately 28,186 square feet. BioKey’s space consists of offices, research and production laboratories, and manufacturing facilities, which are GMP certified. BioKey has an option to extend the lease for its offices in Fremont for a period of five years commencing February 28, 2026, and BioKey may exercise this option for 5 more years. The total BioKey’s rental expenses were $331,482 and $403,776 for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of August 3, 2021, our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the Nasdaq Capital Markets under the symbol “ABVC”.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid ($)	Low Bid ($)

12/31/21	3.52	3.36
9/30/21	2.40	2.26
6/30/21	5.05	5.00
3/31/21	4.50	4.40
12/31/20	5.50	2.75
9/30/20	4.00	2.60
6/30/20	3.00	1.05
3/31/20	5.05	1.80
12/31/19	7.18	2.00
9/30/19	13.00	5.12
6/30/19	27.00	11.95
3/31/19	37.80	26.10

Holders. As of March 30, 2022, we had approximately 706 shareholders of record of our common stock.

Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

Securities authorized for issuance under equity incentive plans.

Equity Compensation Plan Information

The following table discloses information as of December 31, 2021, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,825,184	$2.70	2,979,264
Equity compensation plans not approved by security holders	-	-	-
Total	1,825,184	$2.70	2,979,264

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

On January 21, 2020, the Company entered into three note agreements with existing note investors who executed the agreements in 2018. These three investors are Guoliang Yu and Yingfei Wei Family Trust, Keypoint Technology Ltd., and Yoshinobu Odaira. The new agreements bear the same term as other notes investors who executed the contract in 2019. On April 5, 2020, the Company entered into exchange agreements with such note holders. Pursuant to the exchange agreements, the Holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $931,584, and the Company issued to the Holders an aggregate of 506,297 shares of the Company’s common stock, and warrants to purchase 506,297 shares of the Company’s common stock.

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

On July 8, 2020, the Company entered an agreement with View Trade Securities Inc. (“ViewTrade”) to engage ViewTrade as the placement agent and the Company’s advisor with respect to its ongoing capital events. Pursuant to the agreement, the Company agreed to pay View Trade (“ViewTrade Securities”) 60,000 restricted common shares of the Company and 60,000 warrants to purchase common shares of the Company at an exercise price of $6 per share for a period of 5 years with cashless exercise provision. As of December 31, 2021, the Company has issued 60,000 shares of common stock to ViewTrade for the advisory services with an estimated value of $135,000. The warrants were never issued and the parties mutually agreed to terminate the agreement on November 19, 2020. As a termination fee, the Company agreed to issue ViewTrade 50,000 restricted common shares of the Company.

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

On November 11, 2020, the Company conducted a closing with regard to certain securities purchase agreements (the “SPAs”) dated October 23, 2020, separately with two non-U.S. investors (the “Investors”). Each of the Investors agreed to purchase and the Company agreed to sell to each of the Investors 1,111,112 shares of the Company’s common stock, and warrants to purchase 1,111,112 shares of common stock, for a purchase price of $2,500,000. The warrants are exercisable upon issuance and expires three years from the date of issuance. The initial exercise price of the warrants is $6.00, subject to stock, splits, stock dividend and other similar events. In addition, when the closing price of the common stock equals or exceeds $9.00 per share for twenty Trading Days (as defined in the exchange agreements) during any thirty-day period, the Company shall have the right to require the investors to exercise all or any portion of the warrants for a cash exercise. The aggregate net proceeds of the Offering were $5,000,000. The Company and the investors further agreed to amend the terms of the SPA to permit the closing of the offering to occur on a rolling basis. In July 2021, 1,111,112 shares of the Company’s common stock and warrants were issued pursuant to the conversion of a $2,500,000 convertible promissory note.

During the year ended December 31, 2020, the Company entered into a consulting agreement with a service provider for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 50,000 shares of unrestricted common shares, valued at the closing price of $2.9 per share on the grant date. These shares were issued in 2020.

During the year ended December 31, 2020, the Company received aggregated capital contributions of $7,615,331 in cash from 45 investors through private placements of the sale of the Company’s common stock for the purchase price of $2.25 per share and a free warrant attached with each common stock purchased. In December 2020, 3,384,615 shares of the Company’s common stock have been issued.

During the year ended December 31, 2021, the Company entered into consulting agreements with four service providers for consulting and advisory services, pursuant to which the Company agreed to pay the aggregate service fee by issuing a total of 521,887 shares of unrestricted common shares, valued at the closing price from $2 to $3.68 per share on the grant date. As of December 31, 2021, these shares have been issued.

During the year ended December 31, 2020, the Company issued an aggregate of 915,856 shares of common stock to six previous note holders, who had converted their outstanding principals and accrued and unpaid interests.

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of December 31, 2021 and 2020, stock subscription receivable was $2,257,400 and $3,160,360, respectively.

The Company paid the following fees to a FINRA member firm in connection with the private financing transaction that closed on November 11, 2020: (i) a cash success fee of $175,000 and (ii) warrants to purchase a number of shares of Common Stock equal to 7% of the number of shares of Common Stock sold in this offering, at an exercise price per share equal to $6.00 subject to adjustment (the “Comp Warrants”). The Comp Warrants are exercisable on a cashless basis, at the holder’s discretion.

On June 29, 2021, we issued 6,000 shares of Common Stock to WallachBeth as compensation for consulting services.

In November 2021, the Company issued an aggregate of 316,934 shares of Common Stock to Consultants.

The Company also issued an aggregate of 1,306,007 shares of Common Stock to Consultants, who provided consulting services in January 2022; it issued an additional 75,000 shares to another consultant in March 2022, based on the 6-month consulting and advisory services agreement, with a monthly payment of USD $15,000.

In November 2021, the Company issued 55,000 underwriter warrants to WallachBeth, pursuant to the Company’s engagement of WallachBeth as the Company’s exclusive placement agent and advisor in connection with the offering for the listing on The Nasdaq Capital Market.

In November 2021, the Company received $4,244,452 in gross proceeds from the exercise of warrants issued in the Company’s August 3, 2021 public offering of securities. Investors exercised a total of 673,405 Series A warrants at a price of $6.30 per share and 200 Series B warrants at a price of $10 per share. Pursuant to these exercises, the Company issued an aggregate of 673,605 shares of Common Stock.

In March 2022, the Company issued 75,000 shares to BarLew Holdings, LLC, a consultant (“Barlew”). On January 1, 2022, the Company engaged Barlew for consulting and advisory services for six months, with a monthly payment of USD15,000, as well as additional compensation of 75,000 shares of restricted common stock.

In March 2022, the Company issued 242,247 warrants to a FINRA member firm.

ITEM 6. [Reserved]

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the year ended December 31, 2021, the Company generated $483,045 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services.

Business  Overview

ABVC BioPharma Inc., which was incorporated in July 2015 in the State of Delaware, is a clinical stage biopharmaceutical company focused on development of new drugs and medical devices, all of which are derived from plants.

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

As of December 31, 2021, no Series A Convertible Preferred Stock has been issued by the Company.

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

NASDAQ Listing

On August 5, 2021, we closed a public offering (the “Offering”) of 1,100,000 units (the “Units”), with each Unit consisting of one share of our common stock (the “Common Stock”), one Series A warrant (the “Series A Warrants”) to purchase one share of common stock at an exercise price equal to $6.30 per share, exercisable until the fifth anniversary of the issuance date, and one Series B warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Public Warrants”) to purchase one share of common stock at an exercise price equal to $10.00 per share, exercisable until the fifth anniversary of the issuance date; the exercise price of the Public Warrants are subject to certain adjustment and cashless exercise provisions as described therein. The Company completed the Offering pursuant to its registration statement on Form S-1 (File No. 333-255112), originally filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021 (as amended, the “Original Registration Statement”), that the SEC declared effective on August 2, 2021 and the registration statement on Form S-1 (File No. 333-258404) that was filed and automatically effective on August 4, 2021 (the “S-1MEF,” together with the Original Registration Statement, the “Registration Statement”). The Units were priced at $6.25 per Unit, before underwriting discounts and offering expenses, resulting in gross proceeds of $6,875,000. The Offering was conducted on a firm commitment basis. The Common Stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “ABVC” on August 3, 2021.

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

The Company’s cusip number is 0091F106. The Company’s stock symbol remains ABVC.

Joint Venture Agreement

On October 6, 2021 (the “Completion Date”), ABVC BioPharma, Inc. (the “Company”), Lucidaim Co., Ltd., a Japanese corporation (“Lucidaim,” together with the Company, the “Shareholders”), and BioLite Japan K.K., a Japanese corporation (“Biolite JP”) entered into a Joint Venture Agreement (the “Agreement”). Biolite JP is a private limited company (a Japanese Kabushiki Kaisha) incorporated on December 18, 2018 and at the date of the Agreement has 10,000 ordinary shares authorized, with 3,049 ordinary shares issued and outstanding (the “Ordinary Shares”). Immediately prior to the execution of the Agreement, Lucidaim owned 1,501 ordinary shares and the Company owned the 1,548 ordinary shares. The Shareholders entered into the joint venture to formally reduce to writing their desire to invest in and operate Biolite JP as a joint venture. The business of the joint venture shall be the research and development of drugs, medical device and digital media, investment, fund running and consulting, distribution and marketing of supplements carried on by Biolite JP and its subsidiaries in Japan, or any other territory or businesses as may from time to time be agreed by an amendment to the Agreement. The closing of the transaction is conditioned upon the approval and receipt of all necessary government approvals, which have been received.

Pursuant to the Agreement and the related share transfer agreement, the Company shall transfer 54 of its Ordinary Shares to Lucidaim for no consideration, such that following the transfer, Lucidaim shall own 1,555 Ordinary Shares (51%) and the Company shall own 1,494 Ordinary Shares (49%). Also pursuant to the Agreement, there shall be 3 directors of Biolite JP, consisting of 1 director appointed by the Company and 2 appointed by Lucidiam. The Company shall appoint Eugene Jiang, the Company’s current Chairman and Chief Business Officer and Lucidaim shall appoint Michihito Onishi; the current director of Biolite JP, Toru Seo (who is also a director of BioLite Japan’s other shareholder), is considered the second Lucidaim director. The Agreement further provides that the Company and Biolite JP shall assign the research collaboration and license agreement between them to Biolite JP or prepare the same (the “License Agreement”). The aforementioned transactions occurred on the Completion Date.

As per the Agreement, the Shareholders shall supervise and manage the business and operations of Biolite JP. The directors shall not be entitled to any renumeration for their services as a director and each Shareholder can remove and replace the director he/she/it appointed. If a Shareholder sells or disposes of all of its Ordinary Shares, the director such Shareholder appointed must tender his/her resignation. The Agreement also sets forth certain corporate actions that must be pre-approved by all Shareholders (the “Reserved Matters”). If the Shareholders are unable to make a decision on any Reserved Matter, then either Shareholder can submit a deadlock notice to the other shareholder, 5 days after which they must refer the matter to each Shareholder’s chairman and use good faith to resolve the dispute. If such dispute is not resolved within 10 days thereafter, then either Shareholder can offer to buy all of the other Shareholder’s Ordinary Shares for cash at a specified price; if there is not affirmative acceptance of the sale, the sale shall proceed as set forth in the sale offer.

Each of the Shareholders maintains a pre-emptive right to purchase such number of additional Ordinary Shares as would allow such Shareholder to maintain its ownership percentage in Biolite JP if Biolite JP issues any new Ordinary Shares. However, the Agreement provides that the Company shall lose its pre-emptive rights under certain conditions. The Shareholders also maintain a right of first refusal if the other Shareholder receives an offer to buy such shareholder’s Ordinary Shares.

The Agreement also requires Biolite JP to obtain a bank facility in the amount of JPY 30,460,000 (approximately USD272,000), for its initial working capital purposes. Pursuant to the Agreement, each Shareholder agrees to guarantee such bank facility if the bank requires a guarantee. Accordingly, the Company may be liable for the bank facility in an amount up to JPY 14,925,400 (approximately USD134,000), which represents 49% of the maximum bank facility. The Agreement further provides that Biolite JP shall issue annual dividends at the rate of at least 1.5% of Biolite JP’s profits, if it has sufficient cash to do so.

Pursuant to the Agreement, the Company and Biolite JP agree to use their best efforts to execute the License Agreement by the end of December 2021. The Company agreed that any negotiation on behalf of Biolite JP regarding the terms of the License Agreement shall be handled by the directors appointed by Lucidaim. If the Company and such Lucidaim directors do not reach agreement on the terms, Biolite JP may at its sole discretion determine not to execute the License Agreement without any liability to the Company.

The Agreement contains non-solicitation and non-compete clauses for a period of 2 years after a Shareholder or its subsidiaries ceases to be a Shareholder, with such restrictive covenants limited to business within the ophthalmologic filed or central neurological field. Any rights to intellectual property that arise from Biolite JP’s activities, shall belong to Biolite JP.

The Agreement contains standard indemnification terms, except that no indemnifying party shall have any liability for an individual liability unless it exceeds JPY 500,000 (approximately USD4,500) and until the aggregate amount of all liabilities exceeds JPY 2,000,000 (approximately USD18,000) and then only to the extent such liability exceed such limit.

The Company paid $150,000 towards the setup of the joint venture and BioLite Japan’s other shareholder paid $150,000 after the Letter of Intent was signed.

The Agreement shall continue for 10 years, unless earlier terminated and shall continue until terminated by: (i) either party by giving the other party at least 6 months written notice, until the end of the 10 years, after which the parties can terminate at any time or (ii) or by written agreement of all Shareholders, in which case it shall terminate automatically on the date upon which all Ordinary Shares are owned by one Shareholder. The Agreement also allows a Shareholder to terminate the agreement upon certain defaults committed by another Shareholder, as set forth in the Agreement.

This was a related party transaction and was conducted at arm’s length. In addition to the Company’s board of directors providing approval for the Company to enter into the Agreement, the Company’s audit committee approved the Company’s entry into the Agreement. The Board believes that this joint venture will enhance the Company’s ability to provide therapeutic solutions to significant unmet medical needs and to develop innovative botanical drugs to treat central nervous system (“CNS”) and oncology/ hematology diseases. The Company’s Board of Directors believes that the joint venture has the potential to provide the Company with access to additional early-stage product candidates that it would not otherwise have access to and to introduce the Company to early-stage opportunities, and therefore the Board believes the joint venture is in the best interest of the Company and its shareholders.

Recent PPP

On April 14, 2020, the Company received a loan in the amount of $124,400 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated April 14, 2020 issued by the Company, which matures on April 13, 2022 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is two years after the date of the promissory note. On March 15, 2021 the US Government approved our application of the loan forgiveness program, so there will be no obligation to pay back this loan.

On January 29, 2021, BioKey received a loan in the amount of $132,331 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from East West Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated January 27, 2021 issued by the Company, which matures on January 28, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, on September 28, 2021, the US Government approved our application of the loan forgiveness program, so there will be no obligation to pay back this loan.

On February 7, 2021, the Company received a loan in the amount of $104,167 under the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) from Cathay Bank. According to the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), PPP loan provides for forgiveness of up to the full principal amount and accrued interest if the funds are used for payroll costs, interest on mortgages, rent, and utilities. However, at least 60% of the forgiven amount must have been used for payroll. The loan was granted pursuant to a promissory note dated February 7, 2021 issued by the Company, which matures on February 6, 2026 and bears interest at a rate of 1.00% per annum. The Company will pay the principal in one payment of all outstanding principal plus all accrued unpaid interest on that date that is five years after the date of the promissory note. In addition, on November 15, 2021, the US Government approved our application of the loan forgiveness program, so there will be no obligation to pay back this loan.

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

Public Offering & Financings

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

The October Note was issued on October 23, 2020 and the maturity date of the October Note is the twenty-four (24) month anniversary from the issuance date (the “Maturity Date”). Upon the Maturity Date, the Company shall pay to the holder, in cash, an amount representing all outstanding principal amount and accrued and unpaid interest under the October Note. The October Note bears an interest rate of ten percent (10%) per annum and may be convertible into shares of the Company’s common stock at a fixed conversion price of $2.25 per share. The holder of the October Note may elect to convert part or all of the outstanding balance of the October Note from the issuance date until the Maturity Date. The Company may prepay the outstanding amount at any time, in whole or in part, without any penalty. On June 3, 2021, the parties to the October SPA signed Amendment No. 1 to Promissory Note (the “Amendment”). Pursuant to the Amendment, the October Note shall now also automatically convert into shares of the Company’s common stock immediately following the Company’s receipt of conditional approval to list its common stock on the NASDAQ stock market, if and when we receive such approval, which cannot be guaranteed, at a conversion price equal to the then current conversion price.

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

Strategy

Key elements of our business strategy include:

●	Advancing to the pivotal trial phase of ABV-1701 Vitargus® for the treatments of Retinal Detachment or Vitreous Hemorrhage, which we expect to generate revenues in the future.

●	Focusing on licensing ABV-1504 for the treatment of major depressive disorder, MDD, after the successful completion of its Phase II clinical trials.

●	Completing Phase II, Part 2 clinical trial for ABV-1505 for the treatment of attention deficit hyperactivity disorder, ADHD.

●	Out licensing drug candidates and medical device candidates to major pharmaceutical companies for phase III and pivotal clinical trials, as applicable, and further marketing if approved by the FDA.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of December 31, 2021, the Company had completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Taiwan is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of December 31, 2021, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, the Company entered into a co-development agreement (the “Rgene Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by the controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 12). Pursuant to the Rgene Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1703 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Rgene Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017 as compensation of BriVision’s past research efforts and contributions made by BriVision before the Rgene Agreement was executed. The payment does not relate to any future milestones attained by BriVision. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene. All development costs shall be equally shared by both BriVision and Rgene.

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

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, the Company entered into a collaborative agreement (the “BioFirst Agreement”) with BioFirst Corporation, a corporation incorporated under the laws of Taiwan (“BioFirst”), pursuant to which BioFirst granted the Company global licensing rights to medical use of ABV-1701 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is a Director and shareholders of BioFirst (See Note 12).

Pursuant to the BioFirst Agreement, the Company and BioFirst will co-develop and commercialize BFC-1401. The Company will pay BioFirst a total amount of $3,000,000 in cash or stock of the Company before September 30, 2018 as payment in full for BioFirst’s past research efforts and contributions made by BioFirst before the BioFirst Agreement was executed. The Company is entitled to receive 50% of any future net licensing revenue or net profit associated with Vitargus®. All development cost will be equally shared by both BriVision and BioFirst.

On September 25, 2017, BioFirst delivered all research, technical, data and development data to the Company. For the year ended September 30, 2017, the Company determined to fully expense the entire amount of $3,000,000 since the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 is fully expensed as research and development expense during the year ended September 30, 2017.

On June 30, 2019, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst. Pursuant to the Purchase Agreement, the Company issued 428,571 shares of the Company’s common stock to BioFirst as payment for $3,000,000 owed by the Company to BioFirst in connection with the BioFirst Agreement.

On August 5, 2019, the Company entered into a second Stock Purchase Agreement with BioFirst whereby the Company issued 414,702 shares of the Company’s common stock to BioFirst as repayment in full for a loan in the amount of $2,902,911 provided to BriVision from BioFirst.

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

Co-Development agreement with BioLite Japan K.K.

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

The Company paid $150,000 towards the setup of the joint venture; BioLite Japan’s other shareholder also paid $150,000 after the Letter of Intent was signed.

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

Due to the COVID-19 pandemic, our revenue for the fiscal 2020 and 2021 were significantly impacted. As we have not seen a stronger signal to indicate that overall global economies will be back to normal in the first half of fiscal 2022, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, after which we expect the Company can resume normal operations.

The COVID-19 pandemic, including variants, has adversely affected, and is expected to continue to adversely affect, elements of our CDMO business sector. The COVID-19 pandemic government imposed restrictions constrained researcher access to labs globally. These constraints limited scientific discovery capacity and we observed that demand in those labs fell well below historic levels. As constraints on social distancing were gradually lifted around the world recently, labs have been able to increase research activity. While we believe that underlying demand is still not yet at pre-COVID-19 levels since lab operations remain below their normal capacity, we are hopeful that the vaccination programs that are underway combined with policy changes planned for the summer will further increase research activity and support a return to pre-COVID-19 demand levels worldwide.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents amounted $5,828,548 and $4,273,208, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2021 and 2020, the Company’s restricted cash equivalents amounted $736,667 and $728,163, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 and $0 for the year ended December 31, 2021 and 2020, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2021, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $11,375 and $13,961 for the year ended December 31, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $2,675,205 and $1,623,102 for the years ended December 31, 2021 and 2020.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $2,631,550 and $2,523,877 for the years ended December 31, 2021 and 2020, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2021 and 2020.   GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Results of Operations  — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020.

Revenues. We generated $355,797 and $483,045 in revenues for the year ended December 31, 2021 and 2020, respectively. The decrease of $127,248, or approximately 26%, was primarily caused by the decrease in contract services due to continuous impacts from the COVID-19 pandemic.

Operating Expenses. Our operating expenses were $12,056,679 in the year ended December 31, 2021, as compared to $8,970,105 in the year ended December 31, 2020. Such increase in operating expenses was mainly attributable to the increase in stock based compensation and selling, general and administrative expenses by $2,632,427 which relates to costs in conjunction with our public offering and our recent stock issuances, as well as increasing research and development expenses of $454,147 to continue to develop our pipeline.

Other Income (expense).  The other income was $495,141 in the year ended December 31, 2021 as compared to other expense of $2,308,160 in the year ended December 31, 2020. The increase was principally caused by the increase in foreign currency exchange income, government PPP forgiveness, and decrease in impairment loss and loss on investment in equity securities.

Loss on impairment loss was $0 for the year ended December 31, 2021 as compared to $961,217 for the year ended December 31, 2020. The decrease of $961,217 was due to our re-assessment of valuation based on the latest market consensus and trading price.

Loss on investment in equity securities was $269,844 for the year ended December 31, 2021 as compared to $1,168,733 for the year ended December 31, 2020, representing a decrease of $898,889, or approximately 77%, which was mainly due to the investment in a related party, BioFirst, accounted for using the equity method accounting treatment.

Gain (loss) on foreign currency exchange was $426,316 for the year ended December 31, 2021 as compared to ($3,275) for the year ended December 31, 2020. The increase of $429,591 was mainly due to the depreciation of the U.S. dollar against the NT dollar from the repayment by BioLite, in currency other than the functional currency of such subsidiaries.

Government grant income was $360,898 for the year ended December 31, 2021 as compared to $0 for year ended December 31, 2020. The increase of $360,898 was due to the approval of PPP Forgiveness by the government.

Net Loss. The net loss was $12,035,851 for the year ended December 31, 2021 compared to $10,593,584 for the year ended December 31, 2020. The Company’s net loss increased by $1,442,267 or approximately 14% during the year ended December 31, 2021 from 2020.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2021	As of December 31, 2020

Current Assets	$9,625,120	$6,172,966
Current Liabilities	$3,692,312	$4,844,391
Working Capital (deficit)	$5,932,808	$1,328,575

Cash Flow from Operating Activities

During the year ended December 31, 2021 and 2020, the net cash used in operating activities were ($7,597,719) and ($4,563,919), respectively. The increase in the amount of $3,033,800 was primarily due to the increased net loss, account receivables, due from related parties, prepaid expenses, partially offset by the decrease of gain on sales of investment in equity securities, stock-based compensation, and investment loss; and by the increase of deferred tax during the year ended December 31, 2021.

Cash Flow from Investing Activities

During the year ended December 31, 2021 and 2020, the net cash used in investing activities was ($805,966) and the net cash generated was ($225,431), respectively. The increase in the amount of $580,535 was primarily due to the decrease in net proceeds from sale of investment occurred in 2020, and increase in purchase of investments, prepayment for equity investment and purchase of equipment during the year ended December 31, 2021, and partially offset by the decrease of loan to related parties during the year ended December 31, 2021.

Cash Flow from Financing Activities

During the year ended December 31, 2021 and 2020, the net cash provided by financing activities were $9,995,550 and $9,567,843, respectively. The net cash provided by financing activities increased by $427,707, due to the issuance of common stock through up-list, partially offset by the payment for up-list offering costs, repayment of convertible notes, repayment of short-term loans during the year ended December 31, 2021

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of KCCW Accountancy Corp, our independent registered public accounting firm, are set forth on pages F-1 through F-40 of this Report.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2851)

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2021 AND DECEMBER 31, 2020.

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020.

PAGES	F-6	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020.

PAGES	F-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ABVC BioPharma, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ABVC BioPharma, Inc. and subsidiaries (collectively “the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Recognition of Stock-Based Compensation Cost for Stock Options Issued

As described in Note 14 to the consolidated financial statements, the Company granted stock options to its directors and employees and estimated total stock compensation expense related to the issuance of stock options of $2,675,205 for the year ended December 31, 2021. The stock compensation cost was valued at the grant date, and management evaluated the fair value of these stock options at the grant date and recognized based on the vesting schedule.

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

March 31, 2022

KCCW Accountancy Corp. 3333 S. Brea Canyon Road, Suite 206, CA 91765 USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$5,828,548	$4,273,208
Restricted cash and cash equivalents	736,667	728,163
Accounts receivable, net	280,692	159,712
Accounts receivable - related parties, net	145,399	143,435
Due from related parties	1,286,618	696,255
Inventory, net	25,975	-
Short-term investments	108,147	-
Prepayment for long-term investments	684,720	-
Prepaid expense and other current assets	528,354	172,193
Total Current Assets	9,625,120	6,172,966

Property and equipment, net	525,881	514,834
Operating lease right-of-use assets	1,471,899	1,772,747
Goodwill, net	-	-
Long-term investments	932,755	1,190,727
Deferred tax assets	981,912	1,790,597
Prepaid expenses – noncurrent	119,309	119,315
Security deposits	41,157	45,519
Total Assets	$13,698,033	$11,606,705

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$-	$23,044
Short-term bank loans	1,640,000	1,629,000
Short-term loan	-	100,000
Notes payable	-	106,800
Accrued expenses and other current liabilities	1,300,803	2,118,854
Advance from customers	10,985	12,070
Operating lease liabilities – current portion	347,100	316,178
Due to related parties	393,424	288,445
Convertible notes payable – related parties, current portion	-	250,000
Total Current Liabilities	3,692,312	4,844,391
Paycheck Protection Program Loan Payable	-	124,400
Tenant security deposit	10,580	19,280
Operating lease liability – noncurrent portion	1,124,799	1,456,567
Convertible notes payable – noncurrent portion	-	2,500,000
Total Liabilities	4,827,691	8,944,638

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 28,926,322 and 24,420,526 shares issued and outstanding	28,926	24,420
Additional paid-in capital	58,113,667	40,751,807
Stock subscription receivable	(2,257,400)	(3,160,360)
Accumulated deficit	(38,481,200)	(25,642,387)
Accumulated other comprehensive income	539,660	564,860
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ equity	8,843,653	3,438,340
Noncontrolling interest	26,689	(776,273)
Total Equity	8,870,342	2,662,067

Total Liabilities and Equity	$13,698,033	$11,606,705

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020
Revenues	$355,797	$483,045

Cost of revenues	5,086	18,716

Gross profit	350,711	464,329

Operating expenses
Selling, general and administrative expenses	5,746,119	4,273,468
Research and development expenses	1,003,805	549,658
Stock based compensation	5,306,755	4,146,979
Total operating expenses	12,056,679	8,970,105

Loss from operations	(11,705,968)	(8,505,776)

Other income (expense)
Interest income	43,196	71,045
Interest expense	(227,210)	(405,032)
Operating sublease income	134,576	20,071
Operating sublease income – related parties	4,800	4,800
Impairment loss	-	(961,217)
Investment loss	-	(40,589)
Gain/Loss on foreign exchange changes	426,316	(3,275)
Gain/Loss on investment in equity securities	(269,844)	(1,168,733)
Other income	22,409	174,770
Government grant income	360,898	-
Total other income (expenses)	495,141	(2,308,160)

Loss before provision income tax	(11,210,827)	(10,813,936)

Provision for income tax expense (benefit)	825,024	(220,352)

Net loss	(12,035,851)	(10,593,584)

Net loss attributable to noncontrolling interests	802,962	(802,420)

Net loss attributed to ABVC and subsidiaries	(12,838,813)	(9,791,164)
Foreign currency translation adjustment	(25,200)	(98,893)
Comprehensive loss	$(12,864,013)	$(9,890,057)

Net loss per share:
Basic and diluted	$(0.51)	$(0.50)

Weighted average number of common shares outstanding:
Basic and diluted	25,053,522	19,715,559

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash flows from operating activities
Net loss	$(12,035,851)	$(10,593,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,993	37,142
Stock based compensation	5,306,755	4,146,979
Gain/Loss on investment in equity securities	269,844	1,168,733
Government grant income	(360,898)	-
Other non-cash income and expenses	-	(15,360)
Investment loss	-	1,001,806
Deferred tax	824,199	(223,201)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(120,980)	3,696
Decrease (increase) in prepaid expenses and other current assets	(357,276)	(15,778)
Decrease (increase) in due from related parties	(595,037)	20,645
Decrease (increase) in inventory	(25,830)	-
Increase (decrease) in accounts payable	(23,044)	(951)
Increase (decrease) in accrued expenses and other current liabilities	(173,151)	(359,822)
Increase (decrease) in advanced from others	(1,085)	(1,015)
Increase (decrease) in due to related parties	(317,358)	266,791
Net cash used in operating activities	(7,597,719)	(4,563,919)

Cash flows from investing activities
Net proceeds from sale of investment	-	147,804
Purchase of investments	(107,547)	-
Purchase of equipment	(17,503)	-
Loan to related parties	-	(373,235)
Prepayment for equity investment	(680,916)	-
Net cash used in investing activities	(805,966)	(225,431)

Cash flows from financing activities
Issuance of common stock	11,119,452	7,615,331
Payment for offering costs	(850,429)	-
Proceeds from convertible notes	-	2,500,000
Repayment of convertible notes	(306,836)	-
Repayment of short-term loan	(100,000)	-
Repayment of notes payable	(107,400)	-
Repayment of short-term bank loan	-	(350,000)
Proceeds from short-term loan	-	100,000
Proceeds from long-term loan	236,498	124,400
Proceeds from (repayments of) short term borrowings from third parties	4,265	(480,989)
Proceeds from borrowings from related parties	-	72,704
Repayment of long-term bank loans	-	(13,603)
Net cash provided by financing activities	9,995,550	9,567,843

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(28,021)	62,435

Net increase in cash and cash equivalents and restricted cash	1,563,844	4,840,928

Cash and cash equivalents and restricted cash
Beginning	5,001,371	160,443
Ending	$6,565,215	$5,001,371

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$333,873	$208,556
Income taxes paid	$-	$-
Non-cash financing and investing activities
Common shares issued for debt conversion	$2,693,548	$1,717,051

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2019	19,478,168	$19,478	$(4,063,320)	$28,180,348	$(15,851,223)	$663,753	(275,347)	$(9,100,000)	$26,147	$(124,817)
Capital contribution	3,384,615	3,385	-	7,611,946	-	-	-	-	-	7,615,331
Stock based compensation for options granted	-	-	-	1,706,419	-	-	-	-	-	1,706,419
Stock based compensation for services	641,887	642	902,960	1,536,958	-	-	-	-	-	2,440,560
Debt conversion	915,856	915	-	1,716,136	-	-	-	-	-	1,717,051
Net loss for the year	-	-	-	-	(9,791,164)	-	-	-	(802,420)	(10,593,584)
Cumulative transaction adjustments	-	-	-	-	-	(98,893)	-	-	-	(98,893)
Balance at December 31, 2020	24,420,526	$24,420	$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067
Issuance of common shares for cash	3,027,750	3,028	-	10,265,995	-	-	-	-	-	10,269,023
Issuance of common shares for consulting service	366,934	367	-	1,728,223	-	-	-	-	-	1,728,590
Issuance of common shares for debt conversion	1,111,112	1,111	-	2,692,437	-	-	-	-	-	2,693,548
Stock based compensation for services	-	-	902,960	-	-	-	-	-	-	902,960
Stock based compensation for options granted	-	-	-	2,675,205	-	-	-	-	-	2,675,205
Net loss for the year	-	-	-	-	(12,838,813)	-	-	-	802,962	(12,035,851)
Cumulative transaction adjustments	-	-	-	-	-	(25,200)	-	-	-	(25,200)
Balance at December 31, 2021	28,926,322	$28,926	$(2,257,400)	$58,113,667	$(38,481,200)	$539,660	(275,347)	$(9,100,000)	$26,689	$8,870,342

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

Pursuant to the Merger, all of the issued and outstanding common shares of BriVision were converted, at an exchange ratio of 0.2536-for-1, into an aggregate of 166,273,921 (52,936,583 pre-stock split) common shares of the Company and BriVision had become a wholly owned subsidiary of the Company. The holders of Company’s Common Stock as of immediately prior to the Merger held an aggregate of 205,519,223 (65,431,144 pre-stock split) shares of Company’s Common Stock. Because of the exchange of the BriVision Stock for the Acquisition Stock (the “Share Exchange”), BriVision had become a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents amounted $5,828,548 and $4,273,208, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2021 and 2020, the Company’s restricted cash equivalents amounted $736,667 and $728,163, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 and $961,217 for the year ended December 31, 2021 and 2020, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2021, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC Topic 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

For our CDMO business unit, the Company accounts for R&D costs in accordance with Accounting Standards Codification (“ASC”) 730, Research and Development (“ASC 730”). Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, facilities-related overhead, and outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed.

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $11,375 and $13,961 for the year ended December 31, 2021 and 2020, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $2,675,205 and $1,623,102 for the year ended December 31, 2021 and 2020, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $2,631,550 and $2,523,877 for the year ended December 31, 2021 and 2020, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the year ended December 31, 2021 and 2020. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2021 and December 31, 2020, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2021 and 2020, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

4. INVENTORY

Inventory consists of the following:

	December 31, 2021	December 31, 2020

Finished goods	$96,725	$100,967
Work-in-process	-	22,038
Raw materials	84,620	61,718
Allowance for inventory valuation and obsolescence loss	(155,370)	(184,723)
Inventory, net	$25,975	$-

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020

Land	$400,091	$395,645
Buildings and leasehold improvements	2,235,061	2,233,573
Machinery and equipment	1,013,376	994,544
Office equipment	191,824	189,760
	3,840,352	3,813,522
Less: accumulated depreciation	(3,314,471)	(3,298,688)
Property and equipment, net	$525,881	$514,834

Depreciation expense were $11,993 and $37,142 for the year ended December 31, 2021 and 2020, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	December 31,	December 31,	Accounting
Name of related party	2021	2020	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.70%	0.70%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	15.99%	15.99%	Equity Method
Rgene Corporation	31.62%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	December 31, 2021	December 31, 2020

Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,941	$7,853
Genepharm Biotech Corporation	24,244	23,974
BioHopeKing Corporation	900,570	890,564
Sub total	932,755	922,391
Equity Method Investments, net
BioFirst Corporation	-	268,336
Rgene Corporation	-	-
Total	$932,755	$1,190,727

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2021 and 2020, the Company owns 15.99% and 15.99% common stock shares of BioFirst, respectively. During year ended December 31, 2021, the Company made prepayment for equity investment in BioFirst to purchase additional 317,000 shares to be issued by BioFirst in the aggregate amount of $684,720, recorded as prepayment for long-term investments as of December 31, 2021.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	December 31, 2021	December 31, 2020

Current Assets	$2,205,669	$1,299,822
Noncurrent Assets	959,454	2,540,041
Current Liabilities	2,909,703	1,986,340
Noncurrent Liabilities	32,522	73,197
Stockholders’ Equity	222,898	1,780,326

Statement of operation

	Year Ended December 31,
	2021	2020

Net sales	$26,693	$257,235
Gross profit	8,348	10,121
Net loss	(2,276,892)	(5,401,074)
Share of losses from investments accounted for using the equity method	(269,844)	(1,168,733)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2021 and 2020, the Company owns 31.62% and 31.62% common stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	December 31, 2021	December 31, 2020

Current Assets	$73,452	$123,958
Noncurrent Assets	374,423	412,342
Current Liabilities	1,934,786	1,392,756
Noncurrent Liabilities	-	38,953
Shareholders’ Deficit	(1,486,911)	(895,409)

Statement of operations

	Year Ended December 31,
	2021	2020

Net sales	$-	$16,595
Gross Profit	-	(335,735)
Net loss	(576,514)	(641,636)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the year ended December 31, 2020, the Company sold 218,000 shares of common stock of BioHopeKing Corporation at price of NT$24, equivalent $0.85, to several individuals, and the percentage of ownership decreased to 5.90% as of December 31, 2020. As a result of the transactions, the Company recognized investment loss of $40,589 and impairment loss of $961,217 for the year ended December 31, 2020. During the year ended December 31, 2021, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Year Ended December 31,
	2021	2020

Share of equity method investee losses	$(269,844)	$(1,168,733)

7. CONVERTIBLE NOTES PAYABLE

On May 9, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Yu and Wei Note”) in an aggregate principal amount of $300,000 to Guoliang Yu and Yingfei Wei Family Trust (the “Yu and Wei”), pursuant to which the Company received $300,000. The Yu and Wei Note bears interest at 8% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Yu and Wei Note, which is on November 8, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Yu and Wei Note. At any time from the date hereof until this Yu and Wei Note has been satisfied, the Yu and Wei may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Yu and Wei Note is outstanding, subject to adjustments set forth in the Yu and Wei Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Yu and Wei Note. On January 21, 2020, Yu and Wei entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Yu and Wei an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Yu and Wei” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Yu and Wei”. The aggregate principal amount plus accrued interest expenses were $354,722, and the Company agreed to issue to the Holders an aggregate of 192,784 shares of the Company’s common stock, and warrants to purchase 192,784 shares of the Company’s common stock. These common shares have been issued during the year ended December 31, 2020.

On June 27, 2018, the Company issued an eighteen-month term unsecured convertible promissory note (the “Keypoint Note”) in the aggregate principal amount of $250,000 to Keypoint Technology Ltd. (“Keypoint”), a related party, pursuant to which the Company received $250,000. The Keypoint Note bears interest at 8% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Keypoint Note, which is on December 26, 2019. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Keypoint Note. At any time from the date hereof until this Keypoint Note has been satisfied, Keypoint may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Keypoint Note is outstanding, subject to adjustments set forth in the Keypoint Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Keypoint Note. On January 21, 2020, Keypoint entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Keypoint an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Keypoint” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Keypoint”. The aggregate principal amount plus accrued interest expenses were $292,826, and the Company agreed to issue to the Holders an aggregate of 159,145 shares of the Company’s common stock, and warrants to purchase 159,145 shares of the Company’s common stock. These common shares have been issued during the year ended December 31, 2020.

On August 25, 2018, the Company issued an eighteen-month term unsecured convertible promissory notes (the “Odaira Note”) in the aggregate principal amount of $250,000 to Yoshinobu Odaira. (“Odaira”), pursuant to which the Company received $250,000. The Odaira Note bears interest at 8% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Eighteenth (18) month anniversary of the issuance date of the Odaira Note, which is on February 24, 2020. In the event that the Company raises gross proceeds from the sale of its common stock of at least $5,000,000 (an “Equity Offering”) then within five days of the closing for such offering, the Company must repay the outstanding amount of this Odaira Note. At any time from the date hereof until this Odaira Note has been satisfied, Odaira may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $2.00 per share (the “Fixed Conversion Price”), subject to adjustment or (ii) 80% of the per share offering price (the “Alternative Conversion Price”) of any completed equity offering of the Company in an amount exceeding $500,000 that occurs when any part of the Odaira Note is outstanding, subject to adjustments set forth in the Odaira Note. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Odaira Note. On January 21, 2020, Odaira entered into a new agreement that the new Note bears interest at 20% per annum. The Company shall pay to the Odaira an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the new “Odaira” Note, which is on January 20, 2021. On April 5, 2020, the Company entered into an exchange agreement with “Odaira”. The aggregate principal amount plus accrued interest expenses were $284,036, and the Company agreed to issue to the Holders an aggregate of 154,368 shares of the Company’s common stock, and warrants to purchase 154,368 shares of the Company’s common stock. These common shares have been issued during the year ended December 31, 2020.

On May 30 and July 10, 2019, the Company issued two (2) twelve-month term unsecured convertible promissory notes (the “KSL Note”) in an aggregate principal amount of $250,000 to Kuo Sheng Lung (the “KSL”), pursuant to which the Company received $160,000 and $90,000, respectively. The KSL Note bears interest at 20% per annum. The Company shall pay to KSL an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KSL Note, which is on May 29, 2020 and July 9, 2020. At any time from the issuance date until the KSL Note has been satisfied, the KSL may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $0.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of the embedded beneficial conversion feature present in the KSL Note. On May 13, 2020, the Company received an acknowledgement letter from KSL that they will not claim the repayment of loan for 12 months. On November 9, 2020, the Company entered into an agreement with “KSL”. The aggregate principal amount plus accrued interest expenses are $270,272, and KSL agreed to use the full amount to purchase certain securities pursuant to a securities purchase agreement; KSL agreed to purchase and the Company agreed to issue 120,121 shares of the Company’s common stock and warrants for a purchase price of $270,272. During the year ended December 31, 2020, the Company issued to the Holders an aggregate of 120,121 shares of the Company’s common stock.

On July 10, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “NEA Note”) in an aggregate principal amount of $250,000 to New Eastern Asia (the “NEA”), a related party, pursuant to which the Company received $250,000 on July 10, 2019. The NEA Note bears interest at 20% per annum. The Company shall pay to the NEA an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the NEA Note, which is on July 9, 2020. At any time from the date hereof until this NEA Note has been satisfied, the NEA may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the NEA Note. During the year ended December 31, 2020, the Company issued 111,112 shares of common stock to repay the outstanding balance.

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note. On April 20, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses were $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, and warrants to purchase 126,530 shares of common stock. These common shares have been issued during the year ended December, 2020.

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note. On April 20, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses were $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, and warrants to purchase 162,908 shares of common stock. These common shares have been issued during the year ended December 31. 2020.

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hwalin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note. In January 2021, the Company paid off the convertible promissory note of $306,836, including principal and accrued and unpaid interest expense.

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

As of December 31, 2021 and 2020, the aggregate carrying values of the convertible debentures were $0 and $2,750,000, respectively; and accrued convertible interest was $0 and $104,551, respectively.

Total interest expenses in connection with the above convertible note payable were $193,548 and $240,420 for the year ended December 31, 2021 and 2020, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	December 31,	December 31,
	2021	2020

Cathay United Bank	$270,000	$267,000
CTBC Bank	720,000	712,000
Cathay Bank	650,000	650,000
Total	$1,640,000	$1,629,000

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $270,000. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $270,000. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $270,000 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $270,000 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $270,000 for one year, which is due on September 6, 2021. On September 6, 2021, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $270,000 for one year, which is due on September 6, 2022. As of December 31, 2021 and December 31, 2020, the effective interest rates per annum was 2.1%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $5,639 and $5,280 for the year ended December 31, 2021 and 2020, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $360,000, and NT$10,000,000, equivalent to $360,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $720,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $720,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $720,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $720,000 for six months, which is due on July 15, 2021. On July 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $720,000 for six months, which is due on January 14, 2022. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2021, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $12,029 and $11,395 for the year ended December 31, 2021 and 2020, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, The Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On September 30, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The outstanding loan balance was $650,000 as of December 31, 2021.

Interest expenses were $18,143 and $53,992 for the year ended December 31, 2021 and 2020, respectively.

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

PPP loan Forgiveness

On February 27, 2021, the Company submitted all required documents, such as application form and use of funds, to East West Bank for the application of forgiveness. The PPP loan from East West Bank of $124,400 and $132,331 was forgiven by the SBA as a gesture of supporting the operation of the Company on March 15, 2021 and September 28, 2021, respectively.

On September 23, 2021, the Company submitted the required documents, such as application form and use of funds, to Cathay Bank for the application of forgiveness. The PPP loan from Cathay Bank of $104,167 was forgiven by the SBA as a gesture of supporting the operation of the Company on November 15, 2021.

As a result, the Company recorded the forgiveness of the PPP loans as government grant income in the aggregate amount of $360,898 during the year ended December 31, 2021

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $106,800, for working capital purpose. On September 11, 2021 the outstanding balance has been repaid in full. As of December 31, 2021 and 2020, the balance due to this individual amounted to $0 and $106,800, respectively. Interest expense was $8,592 and $12,204 for the year ended December 31, 2021 and 2020, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term. On February 18, 2021, the Company extended the contract for six months under the same term. On August 26, 2021, the loan with interest totaling $102,272 has been repaid in full. Accrued interest expense was $0 and $1,302 as of December 31, 2021 and 2020, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.

Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2021	2020
GenePharm Inc.	$142,225	$142,225
Rgene	2,374	-
Amkey	800	1,210
Total	$145,399	$143,435

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2021	2020
Rgene	$49,110	$42,911
AsiaGene	-	4,241
BioFirst	468,435	-
BioFirst (Australia)	491,816	373,235
BioHopeKing Corporation	124,972	123,583
LBG USA	675	675
BioLite Japan	150,000	150,000
Keypoint	1,610	1,610
Total	$1,286,618	$696,255

(1)	As of December 31, 2021 and 2020, due from Rgene amounted to $49,110 and $42,911,respectively. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the maturity date was December 31, 2020. As of December 31, 2021, and December 31, 2020, the outstanding loan balance was $33,520 and $31,684; and accrued interest was $13,701 and $11,227, respectively. On January 1, 2021, BioLite Taiwan entered into a consultant services agreement with Rgene, of which the amount due from Rgene was $1,889 for the year ended December 31, 2021.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,560, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan maturity date was December 31, 2020. The loan has been repaid in full during the year of 2021. As of December 31, 2021 and 2020, the outstanding loan balance was $0 and $3,560, and accrued interest was $0 and $681, respectively.

(3)	On November 2, 2021, November 12, 2021 and December 20, 2021, the Company and BioFirst entered into loan agreements for a total amount of $45,000, $140,000, and $280,000, respectively, to meet its working capital needs. The loan will be matured on November 1, 2022, November 11, 2022, and December 19, 2022, respectively, all with an interest rate of 6.5% per annum. As of December 31, 2021, and December 31, 2020, the outstanding loan balance was $465,000 and $0; and accrued interest was $3,435 and $0, respectively.

(4)	On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. As of December 31, 2021 and 2020, the aggregate amount of outstanding loan and accrued interest was $491,816 and $373,235, respectively.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2021 and 2020, due from BHK was $124,972 and $123,583, respectively.

(6)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2021 and 2020, the outstanding advance balances was $675 and $675, respectively.

(7)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of December 31, 2021 and 2020, the outstanding advance balances was $150,000 and $150,000, respectively.

(8)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. As of December 31, 2021 and 2020, the outstanding loan balance was $1,610 and $1,610, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2021	2020
BioFirst Corporation	$40,878	$23,647
BioFirst (Australia)	132,443	-
AsiaGene	24,017	-
YuanGene	9,205	9,205
The Jiangs	18,750	16,627
Due to shareholders	168,131	166,261
Due to employee	-	72,705
Total	$393,424	$288,445

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2021 and 2020, the aggregate amount of outstanding balance and accrued interest is $40,878 and $23,647, respectively.

(2)	As of December 31, 2021 and 2020, BioFirst (Australia) has advanced the Company an aggregate amount of $132,443 and $0, respectively for new project purpose.

(3)	As of December 31, 2021 and 2020, AsiaGene has advanced the Company an aggregate amount of $24,017 and $0, respectively for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)	As of December 31, 2021 and 2020, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(5)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2021 and 2020, the outstanding balance due to the Jiangs amounted to $18,750 and $16,627, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(6)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of December 31, 2021 and 2020, the outstanding principal and accrued interest was $168,131 and $166,261, respectively. Interest expenses in connection with these loans were $22,779 and $21,520 for the year ended December 31, 2021 and 2020, respectively.

(7)	Commencing January, 2020, the Company had advances from one employee for working capital purpose. The outstanding balance including accrued interest due to this employee amounted to $0 and $72,705 as of December 31, 2021 and 2020, respectively. This loan bears interest rate of 1.5% per annum, and the loan with interest has been repaid in full during the year ended December 31, 2021.

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of December 31, 2021 and 2020, stock subscription receivable was $2,257,400 and $3,160,360, respectively.

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

Pursuant to the termination agreement, the Company issued 50,000 shares of the Company’s common stock at a price of $5 per share as a termination fee on June 29, 2021, of which 6,000 shares were issued to WallachBeth Capital LLC (“WallachBeth”). In January 2021, WallachBeth entered into a consulting agreement with the Company pursuant to which the Company engaged WallachBeth to conduct due diligence and research work with respect to the Company. On June 29, 2021, WallachBeth was issued 6,000 shares of common stock as compensation for those services.

Also on November 19, 2020, the Company and ViewTrade agreed to a new Advisory agreement under which ViewTrade was engaged to provide advisory services only. In addition to a retainer fee, the Company agreed to issue 200,000 warrants, with an exercise price of $2.25, an industry standard cashless exercise provision, and a term of 5 years from November 19, 2020.

During the year ended December 31, 2020, the Company entered into a consulting agreement with a service provider for consulting and advisory services, pursuant to which the Company agreed to pay the service fee by issuing 50,000 shares of unrestricted common shares, valued at the closing price of $2.9 per share on the grant date. These shares have been issued during the year ended December 31, 2020.

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

In November 2021, the Company received $4,244,452 in gross proceeds from the exercise of warrants issued in the Company’s August 3, 2021, public offering of securities. Investors exercised a total of 673,405 Series A warrants at a price of $6.30 per share and 200 Series B warrants at a price of $10 per share. Pursuant to these exercises, the Company issued an aggregate of 673,605 shares of Common Stock.

In November 2021, the Company entered into consulting agreements with service providers for consulting and advisory services, pursuant to which the Company agreed to pay the service fee amounted $1,478,590 by issuing 316,934 shares of unrestricted common shares, valued at the closing price from $2.31 to $6.3 per share on   the grant date. These shares have been issued during the year ended December 31, 2021.

14. STOCK OPTIONS

On October 30, 2020, the Company issued an aggregate of 545,182 shares of common stock in lieu of unpaid salaries of certain employees and unpaid consulting fees under the 2016 Equity Incentive Plan, as amended, at a conversion price of $2 per share; the total amount of converted salaries and consulting fees was $1,090,361. On November 21, 2020, the Company entered into acknowledgement agreements and stock option purchase agreements with these employees and consultant; pursuant to which the Company granted stock options to purchase 545,182 shares of the Company’s common stock in lieu of common stock. The options were vested at the grant date and become exercisable for 10 years from the grant date.

On October 15, 2021, the Company entered into stock option agreements with 11 directors and 3 employees, pursuant to which the Company granted options to purchase an aggregate of 1,280,002 shares of common stock under the 2016 Equity Incentive Plan, as amended, at an exercise price of $3 per share. The options were vested at the grant date and become exercisable for 10 years from the grant date.

Options issued and outstanding as of December 31, 2021, and their activities during the year then ended are as follows:

			Weighted-
		Weighted-	Average
		Average	Contractual
	Number of	Exercise	Life	Aggregate
	Underlying Shares	Price Per Share	Remaining in Years	Intrinsic Value
Outstanding as of January 1, 2021	545,182	$2.00
Granted	1,280,002	3.00
Forfeited	-	-
Outstanding as of December 31, 2021	1,825,184	2.70	9.51	$616,056
Exercisable as of December 31, 2021	1,825,184	2.70	9.51	$616,056
Vested and expected to vest	1,825,184	$2.70	9.51	$616,056

The fair value of stock options granted for the year ended December 31, 2021 and 2020 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	Year ended December 31
	2021	2020

Risk free interest rate	1.13%	0.38%
Expected term (in years)	5.00	5.00
Dividend yield	0%	0%
Expected volatility	108.51%	89.01%

The Company granted options to purchase 545,182 and 1,280,002 shares of common stock to employees and certain consultants during the years ended December 31, 2021 and 2020, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $2.09 and $3.13, respectively. There are 2,979,264 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2020. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $2,675,205 and $1,706,419 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, there were no unvested options. There were no options exercised during the years ended December 31, 2021 and 2020.

15. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year ended December 31, 2021 and 2020.

	For the Year Ended
	December 31, 2021	December 31, 2020
Numerator:
Net loss attributable to ABVC’s common stockholders	$(12,838,813)	$(9,791,164)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	25,053,522	19,715,559
Stock options
Weighted-average shares outstanding - Diluted	25,053,522	19,715,559

Loss per share
-Basic	$(0.51)	$(0.50)
-Diluted	$(0.51)	$(0.50)

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

	December 31, 2021	December 31, 2020
ASSETS
Operating lease right-of-use assets	$1,471,899	$1,772,747
LIABILITIES
Operating lease liabilities (current)	347,100	316,178
Operating lease liabilities (noncurrent)	1,124,799	1,456,567

Supplemental Information

The following provides details of the Company’s lease expenses:

	Year Ended December 31,
	2021	2020
Operating lease expenses	$335,208	$337,282

Other information related to leases is presented below:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$335,208	$337,282

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term:
Operating leases	2.90 years	3.08 years

Weighted Average Discount Rate:
Operating leases	1.39%	0.55%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2022	$353,896
2023	360,994
2024	375,938
2025	338,676
Thereafter	56,916
Total future minimum lease payments, undiscounted	1,486,420
Less: Imputed interest	14,521
Present value of future minimum lease payments	$1,471,899

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

18. SUBSEQUENT EVENTS

The Company entered into a Collaborative Agreement with BioLite, Inc., a company incorporated under the laws of Taiwan, and a subsidiary of the Company, (“BioLite”) on December 29, 2015, and then entered into two addendums to such agreement (as amended and revised, (the “Agreement”)).

Pursuant to the Agreement, the Company acquired the sole licensing rights to develop and commercialize for therapeutic purposes six compounds from BioLite. In accordance with the terms of the Agreement, the Company shall pay BioLite (i) milestone payments of up to $100 million in cash and equity of the Company or equity securities owned by it at various stages on a schedule dictated by BioLite’s achievements of certain milestones, as set forth in the Agreement (the “Milestone Payments”) and (ii) a royalty payment equal to 5% of net sales of the drug products when ABV-1501 is approved for sale in the licensed territories. If BioLite fails to reach any of the milestones in a timely manner, it may not receive the rest of the payments from the Company. According to the Agreement, after Phase II clinical trials are completed, 15% of the Milestone Payment becomes due and shall be paid in two stages: (i) 5% no later than December 31, 2021 (the “December 2021 Payment”) and (ii) 10% no later than December 31, 2022. On February 12, 2022, the Company’s Board of Directors determined that the December 2021 Payment, which is equal to $5,000,000, shall be paid via the cancellation of certain outstanding debt, in the amount of $5,000,000, that BioLite owes the Company as of December 31, 2021. On February 22, 2022, the parties entered into an amendment to the Agreement allowing the Company to make all payments due under the Agreement via the forgiveness of debt, in equal value, owed by BioLite to the Company.

This was a related party transaction and was conducted at arm’s length. In addition to the Company’s board of directors approving the modification of terms of the Agreement, the Company’s audit committee approved them too. The Board believes it is in the Company’s best interest to cancel outstanding debt and apply it to the December 2021 Payment.

Following such approval, the Company and BioLite entered into an amendment to the Agreement reflecting the modified payment method.

The Company also issued an aggregate of 1,306,007 shares of common stock to consultants, who provided consulting services in January 2022; it issued an additional 75,000 shares to another consultant in March 2022, based on the 6-month consulting and advisory services agreement, with a monthly payment of USD $15,000.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during year ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of the date of this annual report, the name, age, and position of each executive officer and director and the term of office of each such person.

Set forth below is certain biographical information regarding each of our directors and officers as of the date of this annual report.

Name	Age	Title
Eugene Jiang	35	Chairman of the Board
Chihliang An	41	Chief Financial Officer (“CFO”)
Dr. Tsang Ming Jiang	61	Director
Dr. Ming-Fong Wu	46	Independent Director
Norimi Sakamoto	51	Independent Director
Yen-Hsin Chou	33	Independent Director
Dr. Tsung-Shann (T.S.) Jiang	68	Chief Strategy Officer (“CSTRO”) and Director
Dr. Chang-Jen Jiang	66	Director
Dr. Shin-Yu Miao	58	Independent Director
Yoshinobu Odaira	73	Independent Director
Shih-Chen Tzeng	64	Independent Director
Dr. Hwalin Lee	85	Director
Dr. Howard Doong	64	Chief Executive Officer (“CEO”)
Dr. Chi-Hsin (Richard) King	72	Chief Scientific Officer (“CSO”)

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

Dr. Howard Doong, was appointed as the Company’s new CEO on September 15, 2017. In addition to the position at the Company, Dr. Doong also serves as the Chairman and the CEO of  LifeCode Biotechnology Company (“LifeCode”), a Taiwan company in the biotechnology business, since 2017. At the same time, he also serves as the CSO of Wuhan Frasergen Genomic Medicine Company (“Wuhan Frasergen Genomic”), a Chinese company in the biotechnology business, since 2016. He served as the CSO of Cold Spring Biotech Corporation, a Taiwan corporation in the biotechnology business from 2014 to 2016. He served as the CEO of iKnowledge-Care Bioscience Corp, a Taiwan company in the biotechnology business from 2014 to 2015. He served as the director of Taipei Veteran General Hospital-LihPao Laboratory of Cancer Genomic Medicine from 2012 to 2013. He served as the Vice President and director of Quality Assurance, TrimGen Corporation, a Maryland corporation in the biotechnology business from 2006 to 2011. Before 2006, Dr. Doong was a professor at the University of Maryland School of Medicine and Biotechnology Institute, and a researcher at National Cancer Institute (NCI) of the National Institutes of Health (NIH). Dr. Doong received his Ph.D. degree from University of Chicago, the Department of Organismal Biology and Anatomy and the Department of Surgery. He received his M.D and Ph.D. degree from Harvard-MIT Division of Health Sciences and Technology. He received his M.S. degree from the University of New Hampshire, Genetics Program and B.S. degree from Fu-Jen Catholic University, Taiwan, Department of Biology.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the members of the Board, our executive officers and persons who own more than 10 percent of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership of our common units and other equity securities with the SEC and any exchange or other system on which such securities are traded or quoted.

This was the first year that our officers, directors and greater than 10% shareholders were subject to these rules. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2021 were timely made, except that during the fiscal year ended December 31, 2021, Mr. Chihliang An, failed to timely report his initial ownership of our common stock on Form 3 and Dr. Ming-Fong Wu and Dr. Hwalin Lee failed to report each of his respective initial ownership of our common stock on Form 3.

Director Independence

The NASDAQ Rules require that a majority of the Board be independent. The Board consists of 11 directors, of which nine are non-management directors. Each year the Board reviews the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. No member of the Board has any relationship or arrangement that would require disclosure under Item 404 of Regulation S-K. For additional information see “Certain Relationships and Related-Party Transactions” in this report. Based on this review, the Board has determined that the following current directors are “independent directors” as defined by the NASDAQ Rules: Dr. Wu, Messrs. Miao and Odaira and Mses. Sakamoto, Chou and Tzeng.

Each director who is a member of the Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee is an independent director.

Family Relationships

There are no family relationships among the executive officers and directors of the Company, except that Dr. Tsang Ming Jiang, Dr. Tsung-Shann Jiang and Dr. Chang-Jen Jiang are brothers, Mr. Eugene Jiang is Dr. Tsung-Shann Jiang’s son, and Yoshinobu Odaira and Norimi Sakamoto are married.

Board Committees

Audit Committee. The Audit Committee of the Board of Directors currently consists of Ms. Chou, Yen-Hsin (Chair), Ming-Fong, Shin-Yu, Mr. Wu and Ms. Miao. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Ms. Chou, Mr. Wu and Ms. Maio are each an “independent director” under the listing standards of The NASDAQ Stock Market. The Board of Directors has also determined Ms. Chou is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.abvcpharma.com. Information contained on our website are not incorporated by reference into and do not form any part of this reports. We have included the website address as a factual reference and do not intend it to be an active link to the website.

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Mr. Wu (Chair), Ms. Miao and Ms. Sakamoto. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Mr. Wu (Chair), Ms. Sakamoto and Ms. Maio are each an “independent director” under the listing standards of The NASDAQ Stock Market LLC. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.abvcpharma.com. Information contained on our website are not incorporated by reference into and do not form any part of this report. We have included the website address as a factual reference and do not intend it to be an active link to the website.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee of the Board of Directors consists of Mr. Ming-Fong (Chair), Mr. Wu, Shin-Yu, Ms. Sakamoto, Norimi and Ms. Miao, each of whom is an independent director under Nasdaq’s listing standards. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Board Leadership Structure and Role in Risk Oversight

We have two separate individuals serving as our CEO and Chairman. Our Board of Directors, or the Board, is primarily responsible for overseeing our risk management processes on behalf of our company. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

We adopted a code of ethics, a copy of which is attached herein as Exhibit 14.1. The Code of Ethics applies to all of our employees, officers and directors. This Code constitutes a “code of ethics” as defined by the rules of the SEC. Copies of the code may be obtained free of charge from our website, www.abvcpharma.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC.

Indemnification

Neither our Articles of Incorporation nor Bylaws prevent us from indemnifying our officers, directors and agents to the extent permitted under the Nevada Revised Statute (“NRS”). NRS Section 78.7502 provides that a corporation shall indemnify any director, officer, employee or agent of a corporation against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with any the defense to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to Section 78.7502(1) or 78.7502(2), or in defense of any claim, issue or matter therein.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to Nevada law, we are informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

Summary Compensation  Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (6)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Doong (1)	2021	200,000							1,036,002
	2020	200,000			234,750				434,750

Chihliang An (2)	2021	200,000							687,668
	2020	200,000			156,500				356,500

Tsung-Shann Jiang (3)	2021	200,000							262,700
	2020	200,000			106,749				306,749

Richard Chi-Hsin King (4)	2021	200,000							861,834
	2020	200,000			234,750				434,750

Eugene Jiang (5)	2021	200,000							262,700
	2020	200,000			207,585				407,585

(1)	Dr. Doong was appointed as the CEO on September 15, 2017.

(2)	Mr. An was appointed as the CFO on September 1, 2019.

(3)	Dr. Jiang was appointed as the CSTRO on September 1, 2019

(4)	Dr. King was appointed as the CSO on September 15, 2017

(5)	Eugene Jiang was appointed as CBO on September 1, 2019

(6)

The weighted average grant date fair value of options granted during 2021 was $2.09, using the Black-Scholes option-pricing model. Accordingly, the Company recognized stock-based compensation expense of $2,675,205 for the years ended December 31, 2021.

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

On October 15, 2021, the Company’s Board of Directors approved and issued the following option awards pursuant to the Plan:

●	30,000 options to each director, including the Chairman; such options are exercisable at $3.00 per share.

●	Options for 400,001 shares, 233,334 shares, and 316,667 shares to the CEO, CFO and CSO, respectively; the options are exercisable at $3.00 per share.

As of the date of this report, we have granted options under the Plan that can be exercised for an aggregate of 1,825,184 shares of Common Stock.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2021:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Howard Doong	85,715	10,715	-	2.00	Nov 20, 2031	-	-	-	-
	400,001	-	-	3.00	Oct 15, 2032

Chihliang An	54,762	9,524		2.00	Nov 20, 2031
	233,334	-		3.00	Oct 15, 2032

Tsung-Shann Jiang	34,105	-		2.00	Nov 20, 2031
	30,000	-		3.00	Oct 15, 2032

Richard Chi-Hsin King	82,144	14,286		2.00	Nov 20, 2031
	316,667	-		3.0	Oct 15, 2032

Eugene Jiang	72,418	12,193		2.00	Nov 20, 2031
	30,000	-		3.00	Oct 15, 2032

Compensation of Directors

We paid all directors, including the Chairman, 30,000 stock options for each person in fiscal year 2021.

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

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2022 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 30, 2022, we had 30,307,329 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Howard Doong	18,404	* %
Eugene Jiang (1)	702,246	2.3%
Chihliang An	13,334	*
Chi-Hsin (Richard) King	869	*
Yen-Hsin Chou	5,679	*
Dr. Shin-Yu Miao (2)	66,865	*
Dr. Tsang-Ming Jiang	6,067	*
Dr. Ming-Fong Wu	-	*
Norimi Sakamoto	4,667	*
Dr. Tsung-Shann Jiang (3)(5)	12,047,746	39.8%
Dr. Chang-Jen Jiang (4)	5,545	*
Yoshinobu Odaira	163,702	*
Shih-Chen Tzeng	-	*
Dr. Hwalin Lee	106,550	*

All officers and directors as a group (Fourteen (14) persons)	13,141,674	43.4%
YuanGene Corporation (5)	8,296,968	27.4%

*	less than 1%.

(1)	Eugene Jiang held 673,189 shares of the Company’s common stock through his ownership in AsianGene, 3,743 shares of the Company’s common stock through his ownership in BioFirst, 141 shares of the Company’s common stock through his ownership in Rgene, and the rest of 25,173 shares through direct ownership.

(2)	Dr. Shin-Yu Miao held 1,192 shares of the Company’s common stock through her ownership in BioFirst, 7 shares of the Company’s common stock through his ownership in Rgene, and the rest of 65,666 through direct ownership.

(3)	Dr. Tsung-Shann Jiang held 8,296,968 shares of common stock through his ownership in YuanGene Corporation, 2,296 shares of the Company’s common stock through BioLite, 19,589 shares through Rgene Corporation, 96,364 shares through BioFirst, 674,724 shares through Lion Arts, 509,878 shares through LionGene, 8,850 shares through Genepro Investment, 213,120 shares through Keypoint, 64,215 shares through Shu-Ling Chiang, and the rest of 2,161,742 shares through direct ownership.

(4)	Dr. Chang-Jen Jiang held 939 shares of common stock in the Company through his ownership in BioFirst, 6 shares of the Company’s common stock through Rgene, and the rest of 4,600 shares through direct ownership.

(5)	YuanGene Corporation is a company wholly-owned by Lion Arts, which is owned by Shu-Ling Chiang (80%) and Dr. Tsung-Shann Jiang (20%); however, YuanGene appointed Eugene Jiang to have sole voting control over the shares held by YuanGene, the principal office address of which is 2nd floor, Building B, SNPF Plaza, Savalalo, Apia, Samoa.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2020, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to September 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan will be matured on September 30, 2021 with an interest rate of 6.5% per annum. On September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will mature on November 30, 2022 with an interest rate of 6.5% per annum. As of December 31, 2021 and 2020, the aggregate amount of outstanding loan and accrued interest was $466,256 and $373,235, respectively.

Joint Venture Agreement

On October 6, 2021 (the “Completion Date”), the Company, Lucidaim Co., Ltd., a Japanese corporation (“Lucidaim,” together with the Company, the “Shareholders”), and BioLite Japan K.K., a Japanese corporation (“Biolite JP”) entered into a Joint Venture Agreement (the “Agreement”). Biolite JP is a private limited company (a Japanese Kabushiki Kaisha) incorporated on December 18, 2018 and at the date of the Agreement has 10,000 ordinary shares authorized, with 3,049 ordinary shares issued and outstanding (the “Ordinary Shares”). Immediately prior to the execution of the Agreement, Lucidaim owned 1,501 Ordinary Shares and the Company owned 1,548 Ordinary Shares. The Shareholders entered into the joint venture to formally reduce to writing their desire to invest in and operate Biolite JP as a joint venture. The business of the joint venture shall be the research and development of drugs, medical device and digital media, investment, fund running and consulting, distribution and marketing of supplements carried on by Biolite JP and its subsidiaries in Japan, or any other territory or businesses as may from time to time be agreed by an amendment to the Agreement. The closing of the transaction is conditioned upon the approval and receipt of all necessary government approvals, which have been received.

Pursuant to the Agreement and the related share transfer agreement, the Company shall transfer 54 of its Ordinary Shares to Lucidaim for no consideration, such that following the transfer, Lucidaim shall own 1,555 Ordinary Shares (51%) and the Company shall own 1,494 Ordinary Shares (49%). Also pursuant to the Agreement, there shall be 3 directors of Biolite JP, consisting of 1 director appointed by the Company and 2 appointed by Lucidiam. The Company shall appoint Eugene Jiang, the Company’s current Chairman and Chief Business Officer and Lucidaim shall appoint Michihito Onishi; the current director of Biolite JP, Toru Seo (who is also a director of BioLite Japan’s other shareholder), is considered the second Lucidaim director. The Agreement further provides that the Company and Biolite JP shall assign the research collaboration and license agreement between them to Biolite JP or prepare the same (the “License Agreement”). The aforementioned transactions occurred on the Completion Date.

As per the Agreement, the Shareholders shall supervise and manage the business and operations of Biolite JP. The directors shall not be entitled to any renumeration for their services as a director and each Shareholder can remove and replace the director he/she/it appointed. If a Shareholder sells or disposes of all of its Ordinary Shares, the director such Shareholder appointed must tender his/her resignation. The Agreement also sets forth certain corporate actions that must be pre-approved by all Shareholders (the “Reserved Matters”). If the Shareholders are unable to make a decision on any Reserved Matter, then either Shareholder can submit a deadlock notice to the other shareholder, 5 days after which they must refer the matter to each Shareholder’s chairman and use good faith to resolve the dispute. If such dispute is not resolved within 10 days thereafter, then either Shareholder can offer to buy all of the other Shareholder’s Ordinary Shares for cash at a specified price; if there is not affirmative acceptance of the sale, the sale shall proceed as set forth in the sale offer.

Each of the Shareholders maintains a pre-emptive right to purchase such number of additional Ordinary Shares as would allow such Shareholder to maintain its ownership percentage in Biolite JP if Biolite JP issues any new Ordinary Shares. However, the Agreement provides that the Company shall lose its pre-emptive rights under certain conditions. The Shareholders also maintain a right of first refusal if the other Shareholder receives an offer to buy such shareholder’s Ordinary Shares.

The Agreement also requires Biolite JP to obtain a bank facility in the amount of JPY 30,460,000 (approximately USD272,000), for its initial working capital purposes. Pursuant to the Agreement, each Shareholder agrees to guarantee such bank facility if the bank requires a guarantee. Accordingly, the Company may be liable for the bank facility in an amount up to JPY 14,925,400 (approximately USD134,000), which represents 49% of the maximum bank facility. The Agreement further provides that Biolite JP shall issue annual dividends at the rate of at least 1.5% of Biolite JP’s profits, if it has sufficient cash to do so.

Pursuant to the Agreement, the Company and Biolite JP agree to use their best efforts to execute the License Agreement by the end of December 2021, but since it was not yet executed, the parties continue such efforts. The Company agreed that any negotiation on behalf of Biolite JP regarding the terms of the License Agreement shall be handled by the directors appointed by Lucidaim. If the Company and such Lucidaim directors do not reach agreement on the terms, Biolite JP may at its sole discretion determine not to execute the License Agreement without any liability to the Company.

The Agreement contains non-solicitation and non-compete clauses for a period of 2 years after a Shareholder or its subsidiaries ceases to be a Shareholder, with such restrictive covenants limited to business within the ophthalmologic filed or central neurological field. Any rights to intellectual property that arise from Biolite JP’s activities, shall belong to Biolite JP.

The Agreement contains standard indemnification terms, except that no indemnifying party shall have any liability for an individual liability unless it exceeds JPY 500,000 (approximately USD4,500) and until the aggregate amount of all liabilities exceeds JPY 2,000,000 (approximately USD18,000) and then only to the extent such liability exceed such limit.

The Company paid $150,000 towards the setup of the joint venture; BioLite Japan’s other shareholder also paid $150,000 after the Letter of Intent was signed.

The Agreement shall continue for 10 years, unless earlier terminated. The Agreement also allows a Shareholder to terminate the agreement upon certain defaults committed by another Shareholder, as set forth in the Agreement.

Agreement with BioLite, Inc.

We entered into a Collaborative Agreement with BioLite, Inc., a company incorporated under the laws of Taiwan, and a subsidiary of the Company, (“BioLite”) on December 29, 2015, and then entered into two addendums to such agreement (as amended and revised, (the “Agreement”). The majority shareholder of BioLite is one of the Company’s subsidiaries, the Company’s Chairman is a director of BioLite and Dr. Jiang, the Company’s Chief Strategy Officer and a director, is the Chairman of BioLite.

Pursuant to the Agreement, the Company acquired the sole licensing rights to develop and commercialize for therapeutic purposes six compounds from BioLite. In accordance with the terms of the Agreement, the Company shall pay BioLite (i) milestone payments of up to $100 million in cash and equity of the Company or equity securities owned by it at various stages on a schedule dictated by BioLite’s achievements of certain milestones, as set forth in the Agreement (the “Milestone Payments”) and (ii) a royalty payment equal to 5% of net sales of the drug products when ABV-1501 is approved for sale in the licensed territories. If BioLite fails to reach any of the milestones in a timely manner, it may not receive the rest of the payments from the Company. According to the Agreement, after Phase II clinical trials are completed, 15% of the Milestone Payment becomes due and shall be paid in two stages: (i) 5% no later than December 31, 2021 (the “December 2021 Payment”) and (ii) 10% no later than December 31, 2022. On February 12, 2022, the Company’s Board of Directors determined that the December 2021 Payment, which is equal to $5,000,000, shall be paid via the cancellation of certain outstanding debt, in the amount of $5,000,000, that BioLite owes the Company as of December 31, 2021. On February 22, 2022, the parties entered into an amendment to the Agreement allowing the Company to make all payments due under the Agreement via the forgiveness of debt, in equal value, owed by BioLite to the Company.

This was a related party transaction and was conducted at arm’s length. In addition to the Company’s board of directors approving the modification of terms of the Agreement, the Company’s audit committee approved them too. The Board believes it is in the Company’s best interest to cancel outstanding debt and apply it to the December 2021 Payment.

Following such approval, the Company and BioLite entered into an amendment to the Agreement reflecting the modified payment method.

Other related party transactions

Due from related parties:

(1)	As of December 31, 2021 and 2020, there was an aggregate amount of $49,110 and $42,911 due from Rgene for working capital purposes, respectively. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the maturity date was December 31, 2020. As of December 31, 2021, and December 31, 2020, the outstanding loan balance was $33,520 and $31,684; and accrued interest was $13,701 and $11,227, respectively. On January 1, 2021, BioLite Taiwan entered into a consultant services agreement with Rgene, of which the amount due from Rgene was $1,889 for the year ended December 31, 2021.

(2)	On May 27, 2019, the Company entered into loan agreements with AsiaGene for NT $100,000, equivalent to $3,560, to meet its working capital needs. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the loan maturity date was December 31, 2020. The loan was repaid in full during the year of 2021. As of December 31, 2021 and 2020, the outstanding loan balance was $0 and $3,560, and accrued interest was $0 and $681, respectively.

(3)	On November 2, 2021, November 12, 2021 and December 20, 2021, the Company and BioFirst entered into loan agreements for a total amount of $45,000, $140,000, and $280,000, respectively, to meet its working capital needs. The loan will be matured on November 1, 2022, November 11, 2022, and December 19, 2022, respectively, all with an interest rate of 6.5% per annum. As of December 31, 2021, and December 31, 2020, the outstanding loan balance was $465,000 and $0; and accrued interest was $3,435 and $0, respectively.

(4)	On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to mature on September 30, 2021 with an interest rate of 6.5% per annum, however, on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will mature on November 30, 2022 with an interest rate of 6.5% per annum. As of December 31, 2021 and 2020, the aggregate amount of outstanding loan and accrued interest was $491,816 and $373,235, respectively.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2021 and 2020, due from BHK was $124,972 and $123,583, respectively.

(6)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of December 31, 2021 and 2020, the outstanding advance balances was $675 and $675, respectively.

(7)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. As of December 31, 2021 and 2020, the outstanding loan balance was $1,610 and $1,610, respectively.

Due to related parties:

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2021 and 2020, the aggregate amount of outstanding balance and accrued interest is $40,878 and $23,647, respectively.

(2)	As of December 31, 2021 and 2020, BioFirst (Australia) has advanced the Company an aggregate amount of $132,443 and $0, respectively for new project purpose.

(3)	As of December 31, 2021 and 2020, AsiaGene has advanced the Company an aggregate amount of $24,017 and $0, respectively for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)	As of December 31, 2021 and 2020, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(5)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2021 and 2020, the outstanding balance due to the Jiangs amounted to $18,750 and $16,627, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(6)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of December 31, 2021 and 2020, the outstanding principal and accrued interest was $168,131 and $166,261, respectively. Interest expenses in connection with these loans were $22,779 and $21,520 for the year ended December 31, 2021 and 2020, respectively.

(7)	Commencing January, 2020, the Company had advances from one employee for working capital purpose. The outstanding balance including accrued interest due to this employee amounted to $0 and $72,705 as of December 31, 2021 and 2020, respectively. This loan bears interest rate of 1.5% per annum, and the loan with interest has been repaid in full during the year ended December 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended December 31,
	2021	2020
Audit Fees	$249,350	$280,000
Audit Related Fees	78,750	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$328,100	$280,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended+ (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
4.1	Form of Warrant (7)
4.2	Description of Securities registered under Section 12 of the Exchange Act (27)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (28)
10.18	Joint Venture Agreement between the Company, Lucidaim Co., Ltd. And BioLite Japan K.K.(26)
14.1	Code of Ethics (23)
21.1	List of subsidiaries (24)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith
++	Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Filed herewith

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016. (3.4)

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2021.

(27)	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(28)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

ABVC BioPharma, Inc.

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong	Chief Executive Officer	March 31, 2022
Howard Doong

/s/ Eugene Jiang	Chairman of the Board of Directors	March 31, 2022
Eugene Jiang

/s/ Chihliang An	Chief Financial Officer	March 31, 2022
Chihliang An

/s/ Yen-Hsin Chou	Director	March 31, 2022
Yen-Hsin Chou

/s/ Shin-Yu Miao	Director	March 31, 2022
Shin-Yu Miao

/s/ Tsang-Ming Jiang	Director	March 31, 2022
Tsang-Ming Jiang

/s/ Ming-Fong Wu	Director	March 31, 2022
Ming-Fong Wu

/s/ Norimi Sakamoto	Director	March 31, 2022
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	March 31, 2022
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	March 31, 2022
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	March 31, 2022
Yoshinobu Odaira

/s/ Shih-Chen Tzeng	Director	March 31, 2022
Shih-Chen Tzeng

/s/ Hwalin Lee	Director	March 31, 2022
Hwalin Lee