Form 10-Q
period 2022-03-31
ABVC BIOPHARMA, INC.
filed 2022-05-16
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 32,307,329  shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,717,936	$5,828,548
Restricted cash and cash equivalents	714,652	736,667
Accounts receivable, net	281,197	280,692
Accounts receivable – related parties, net	145,399	145,399
Due from related parties	2,715,375	1,286,618
Inventory, net	22,700	25,975
Short-term Investment	95,553	108,147
Prepayment for long-term investments	663,798	684,720
Prepaid expense and other current assets	631,321	528,354
Total Current Assets	7,987,931	9,625,120

Property and equipment, net	598,648	525,881
Operating lease right-of-use assets	1,382,695	1,471,899
Goodwill, net	-	-
Long-term investments	904,254	932,755
Deferred tax assets	1,036,830	981,912
Prepaid expenses – noncurrent	115,664	119,309
Security deposits	40,733	41,157
Total Assets	$12,066,755	$13,698,033

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$1,609,750	$1,640,000
Accrued expenses and other current liabilities	1,247,558	1,300,803
Advance from customers	10,985	10,985
Operating lease liabilities – current portion	349,008	347,100
Due to related parties	446,397	393,424
Total Current Liabilities	3,663,698	3,692,312

Tenant security deposit	7,980	10,580
Operating lease liability – noncurrent portion	1,033,686	1,124,799
Total Liabilities	4,705,364	4,827,691

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 30,307,329 and 28,926,322 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	30,307	28,926
Additional paid-in capital	62,578,549	58,113,667
Stock subscription receivable	(2,031,660)	(2,257,400)
Accumulated deficit	(44,476,640)	(38,481,200)
Accumulated other comprehensive income	426,321	539,660
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	7,426,877	8,843,653
Noncontrolling interest	(65,486)	26,689
Total Equity	7,361,391	8,870,342

Total Liabilities and Equity	$12,066,755	$13,698,033

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues	$25,660	$263,150

Cost of revenues	1,896	1,245

Gross profit	23,764	261,905

Operating expenses
Selling, general and administrative expenses	1,191,078	1,167,595
Research and development expenses	359,404	121,315
Stock-based compensation	4,692,003	225,740
Total operating expenses	6,242,485	1,514,650

Loss from operations	(6,218,721)	(1,252,745)

Other income (expense)
Interest income	40,175	52,529
Interest expense	(18,213)	(130,229)
Operating sublease income	24,124	4,867
Operating sublease income – related parties	-	1,600
Gain/Loss on foreign exchange changes	7,563	951
Gain/Loss on investment in equity securities	-	(47,791)
Other (expense) income	(9,410)	71
Government grant income	-	124,400
Total other income	44,239	6,398

Loss before provision income tax	(6,174,482)	(1,246,347)

Provision for income tax	(86,867)	(51,024)

Net loss	(6,087,615)	(1,195,323)

Net loss attributable to noncontrolling interests	(92,175)	(66,818)

Net loss attributed to ABVC and subsidiaries	(5,995,440)	(1,128,505)
Foreign currency translation adjustment	(113,339)	36,140
Comprehensive loss	$(6,108,779)	$(1,092,365)

Net loss per share:
Basic and diluted	$(0.20)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	29,683,402	24,420,526

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(6,087,615)	$(1,195,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,411	2,928
Stock based compensation for non employees	4,692,003	225,740
Gain/Loss on investment in equity securities	-	47,791
Government grant income	-	(124,400)
Other non-cash income and expenses	9,503	-
Deferred tax	(86,867)	(51,024)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(505)	(238,484)
Decrease (increase) in prepaid expenses and deposits	(113,292)	(187,723)
Decrease (increase) in due from related parties	(1,434,353)	(18,229)
Increase (decrease) in inventory	2,537	-
Increase (decrease) in accounts payable	-	(12,710)
Increase (decrease) in accrued expenses and other current liabilities	(38,378)	136,519
Increase (decrease) in due to related parties	57,299	1,841
Net cash used in operating activities	(2,994,257)	(1,413,074)

Cash flows from investing activities
Purchase of equipment	(93,220)	-
Prepayment for equity investment	-	(281,952)
Net cash used in investing activities	(93,220)	(281,952)

Cash flows from financing activities
Issuance of common stock	-	40,448
Repayment of convertible notes	-	(250,000)
Proceeds from long-term loans	-	236,498
Borrowings from related parties	-	10,651
Net proceeds from short-term borrowing from related parties	-	4,629
Net cash provided by financing activities	-	42,226

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(45,150)	(15,335)

Net decrease in cash and cash equivalents and restricted cash	(3,132,627)	(1,668,135)

Cash and cash equivalents and restricted cash
Beginning	6,565,215	5,001,371
Ending	$3,432,588	$3,333,236

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$43,842	$21,666
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2020	24,420,526	$24,420	$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067
Stock based compensation			225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-		(1,128,505)	-		-	(66,818)	(1,195,323)
Cumulative transaction adjustments	-	-	-	-	-	36,140	-	-	-	36,140
Balance at March 31, 2021	24,420,526	$24,420	$(2,934,620)	$40,751,807	$(26,770,892)	$601,000	(275,347)	$(9,100,000)	$(843,091)	$1,728,624

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Total Equity
Balance at December 31, 2021	28,926,322	$28,926	$(2,257,400)	$58,113,667	$(38,481,200)	$539,660	(275,347)	$(9,100,000)	$26,689	$8,870,342
Issuance of common shares for consulting service	1,381,007	1,381	-	4,464,882		-	-	-	-	4,466,263
Stock based compensation			225,740			-	-	-	-	225,740
Net loss for the period	-	-	-		(5,995,440)	-	-	-	(92,175)	(6,087,615)
Cumulative transaction adjustments	-	-	-	-		(113,339)	-	-	-	(113,339)
Balance at March 31, 2022	30,307,329	$30,307	$(2,031,660)	$62,578,549	$(44,476,640)	$426,321	(275,347)	$(9,100,000)	$(65,486)	$7,361,391

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents amounted $2,717,936 and $5,828,548, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2022 and December 31, 2021, the Company’s restricted cash equivalents amounted $714,652 and $736,667, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,337 and $2,503 for the three months ended March 31, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $4,692,003 and $225,740 for the three months ended March 31, 2022 and 2021, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2022 and 2021. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

4. INVENTORY

Inventory consists of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Finished goods	$104,036	$96,725
Raw materials	69,287	84,620
Allowance for inventory valuation and obsolescence loss	(150,623)	(155,370)
Inventory, net	$22,700	$25,975

5. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
	(Unaudited)
Land	$387,866	$400,091
Buildings and leasehold improvements	2,230,968	2,235,061
Machinery and equipment	1,102,943	1,013,376
Office equipment	186,149	191,824
	3,907,926	3,840,352
Less: accumulated depreciation	(3,309,278)	(3,314,471)
Property and equipment, net	$598,648	$525,881

Depreciation expenses were $5,411 and $2,928 for three months ended March 31, 2022 and 2021, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	March 31,	December 31,	Accounting
Name of related party	2022	2021	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.70%	0.70%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	15.99%	15.99%	Equity Method
Rgene Corporation	31.62%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Collaborating with the Company to develop and commercialize drugs
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,698	$7,941
Genepharm Biotech Corporation	23,503	24,244
BioHopeKing Corporation	873,053	900,570
Sub total	904,254	932,755
Equity Method Investments, net
BioFirst Corporation	-	-
Rgene Corporation	-	-
Total	$904,254	$932,755

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2022 and December 31, 2021, the Company owns 15.99% and 15.99% common stock shares of BioFirst, respectively. The Company made prepayment for equity investment in BioFirst to purchase additional 317,000 shares to be issued by BioFirst in the aggregate amount of $663,798 and $684,720, recorded as prepayment for long-term investments as of March 31, 2022 and December 31, 2021, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	March 31, 2022	December 31, 2021
	(Unaudited)
Current Assets	$2,147,097	$2,205,669
Non-current Assets	812,865	959,454
Current Liabilities	3,237,623	2,909,703
Non-current Liabilities	17,741	32,522
Stockholders’ Equity	(295,402)	222,898

Statement of Operations

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net sales	$8,808	$12,339
Gross profit	6,133	7,080
Net loss	(498,940)	(220,855)
Share of losses from investments accounted for using the equity method	-	(47,791)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2022 and December 31, 2021, the Company owns 31.62% and 31.62% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Current Assets	$221,169	$73,452
Noncurrent Assets	355,420	374,423
Current Liabilities	2,164,077	1,934,786
Noncurrent Liabilities	-	-
Shareholders’ Deficit	(1,587,488)	(1,486,911)

Statement of Operations

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(149,480)	(95,395)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the three months ended March 31, 2022 and 2021, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Share of equity method investee losses	$-	$(47,791)

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

On August 28, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “KLS Note”) in an aggregate principal amount of $200,000 to Kuo Li Shen (the “KLS”), pursuant to which the Company received $200,000 on August 28, 2019. The KLS Note bears interest at 20% per annum. The Company shall pay to the KLS an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the KLS Note, which is on August 27, 2020. At any time from the date hereof until this KLS Note has been satisfied, the KLS may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the KLS Note. On April 20, 2020, the Company entered into an exchange agreement with KLS. The aggregate principal amount plus accrued interest expenses were $225,222, and the Company agreed to issue to the Holders an aggregate of 126,530 shares of the Company’s common stock, and warrants to purchase 126,530 shares of common stock. These common shares have been issued during the year ended December 31, 2020

On September 4, 2019, the Company issued 3 twelve-month term unsecured convertible promissory note (the “C.L.L. Note”) in an aggregate principal amount of $257,500 to Chang Ping Shan, Lin Shan Tyan, and Liu Ching Hsuan (together the “C.L.L.”), pursuant to which the Company received $257,500 on September 4, 2019. Chang Ping Shan and Liu Ching Hsuan are related parties to the Company. The C.L.L. Note bears interest at 20% per annum. The Company shall pay to the C.L.L. an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the C.L.L. Note, which is on September 3, 2020. At any time from the date hereof until this C.L.L. Note has been satisfied, the C.L.L. may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the C.L.L. Note. On April 20, 2020, the Company entered into an exchange agreement with C.L.L.. The aggregate principal amount plus accrued interest expenses were $289,974, and the Company agreed to issue to the Holders an aggregate of 162,908 shares of the Company’s common stock, and warrants to purchase 162,908 shares of common stock. These common shares have been issued during the year ended December 31, 2020

On October 29, 2019, the Company issued a twelve-month term unsecured convertible promissory note (the “Lee Note”) in an aggregate principal amount of $250,000 to Hwalin Lee (the “Lee”), a related party, pursuant to which the Company received $250,000 on October 29, 2019. The Lee Note bears interest at 20% per annum. The Company shall pay to the Lee an amount in cash representing all outstanding principal and accrued and unpaid interest on the Twelve (12) month anniversary of the issuance date of the Lee Note, which is on October 28, 2020. At any time from the date hereof until this Lee Note has been satisfied, the Lee may convert the unpaid and outstanding principal plus any accrued and unpaid interest and or default interest, if any, into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to the lower of (i) $.50 per share (the “Fixed Conversion Price”), subject to adjustment, or (ii) 70% of the per share offering price (the “Alternative Conversion Price”) of the completed public equity offering of the Company in an amount exceeding $10,000,000 as stated on the registration statement on a Form S-1 filed with the Securities and Exchange Commission on November 14, 2018 (the “Public Offering”), as amended from time to time. In accordance with FASB ASC 470-20, the Company recognized none of the intrinsic value of embedded beneficial conversion feature present in the Lee Note. In January 2021, the Company paid off the convertible promissory note of $306,836, including principal and accrued and unpaid interest expense.

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

As of March 31, 2022 and December 31, 2021, the aggregate carrying values of the convertible debentures were both $0; and accrued convertible interest were both $0.

Total interest expenses in connection with the above convertible note payable were $0 and $66,897 for the three months ended March 31, 2022 and 2021, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	March 31,	December 31,
	2022	2021
Cathay United Bank	$261,750	$270,000
CTBC Bank	698,000	720,000
Cathay Bank	650,000	650,000
Total	$1,609,750	$1,640,000

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $261,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $261,750. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $261,750 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $261,750 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $261,750 for one year, which is due on September 6, 2021. On September 6, 2021, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $261,750 for one year, which is due on September 6, 2022. As of March 31, 2022 and December 31, 2021, the effective interest rates per annum was 2.1%. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,386 and $1,383 for the three months ended March 31, 2022 and 2021, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $349,000, and NT$10,000,000, equivalent to $349,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $698,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $698,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $698,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $698,000 for six months, which is due on July 15, 2021. On July 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $698,000 for six months, which is due on January 14, 2022. On January 14, 2022, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $698,000 for six months, which is due on July 14, 2022. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $2,958 and $2,949 for the three months ended March 31, 2022 and 2021, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, the Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On October 31, 2021, the Company renewed the Loan Agreement with the principal amount of $650,000 for twelve months, which is due on October 30, 2022. On September 30, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The outstanding loan balance was $650,000 as of March 31, 2022 and December 31, 2021.

Interest expenses were $6,090 and $3,927 for the three months ended March 31, 2022 and 2021, respectively.

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

As a result, the Company recorded the forgiveness of the PPP loans as government grant income in the aggregate amount of $360,898 during the year ended December 31, 2021. As of March 31, 2022, there was no outstanding balance payable to the bank.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $106,800, for working capital purpose. On September 11, 2021 the outstanding balance has been repaid in full. As of March 31, 2022 and December 31, 2021, the balance due to this individual amounted to both $0. Interest expense were $0 and $3,204 for the three months ended March 31, 2022 and 2021, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term. On February 18, 2021, the Company extended the contract for six months under the same term. On August 26, 2021, the loan with interest has been repaid in full. Accrued interest expense were both $0 as of March 31, 2022 and December 31, 2021.

12. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; entity controlled by controlling beneficiary shareholder of YuanGene
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
AsiaGene Corporation (the “AsiaGene”)	Shareholder; entity controlled by controlling beneficiary shareholder of YuanGene
Eugene Jiang	Former President and Chairman
Keypoint Technology Ltd. (the “Keypoint’)	The Chairman of Keypoint is Eugene Jiang’s mother.
Lion Arts Promotion Inc. (the “Lion Arts”)	Shareholder of the Company
Yoshinobu Odaira (the “Odaira”)	Director of the Company
GenePharm Inc. (the “GenePharm”)	Dr. George Lee, Board Director of Biokey, is the Chairman of GenePharm.
Euro-Asia Investment & Finance Corp Ltd. (the “Euro-Asia”)	Shareholder of the Company
LBG USA, Inc. (the “LBG USA”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
LionGene Corporation (the “LionGene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene
Kimho Consultants Co., Ltd. (the “Kimho”)	Shareholder of the Company
The Jiangs	Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company and Rgene, the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, Mr. Tsung-Shann Jiang’s wife, is the Chairman of Keypoint; and a member of board of directors of BioLite Inc.

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc.

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
ABVC BioPharma (HK), Limited	An entity 100% owned by Mr. Tsung-Shann Jiang

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2022	2021
GenePharm Inc.	$142,225	$142,225
Rgene	2,374	2,374
Amkey	800	800
Total	$145,399	$145,399

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2022	2021
Rgene	$48,586	$49,110
BioFirst	1,563,233	468,435
BioFirst (Australia)	830,118	491,816
BioHopeKing Corporation	121,153	124,972
LBG USA	675	675
BioLite Japan	150,000	150,000
Keypoint	1,610	1,610
Total	$2,715,375	$1,286,618

(1)	As of March 31, 2022, and December 31, 2021, the Company has advanced an aggregate amount of $48,586 and $49,110 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum). As of March 31, 2022, and December 31, 2021, the outstanding loan balance was $32,541 and $33,520; and accrued interest was $14,214 and $13,701, respectively. On January 1, 2021, BioLite Taiwan entered into a consultant services agreement with Rgene, of which the amount due from Rgene was $1,831 and $1,889 as of March 31, 2022 and December 31, 2021, respectively.

(2)	In 2021, the Company and BioFirst entered into several loan agreements for a total amount of $465,000 to meet its working capital needs. All the loans period was twelve months and all with an interest rate of 6.5% per annum. In 2022, the Company and BioFirst entered into several loan agreements for a total amount of $1,068,000 to meet its working capital needs. All the loans period was twelve months and with an interest rate of 6.5% per annum. As of March 31, 2022, and December 31, 2021, the outstanding loan balance was $1,533,000 and $465,000; and accrued interest was $30,233 and $3,435, respectively.

(3)	On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In January 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $327,000 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. As of March 31, 2022 and December 31, 2021, the aggregate amount of outstanding loan and accrued interest was $830,118 and $491,816, respectively.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of March 31, 2022 and December 31, 2021, due from BHK was $121,153 and $124,972, respectively.

(5)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of March 31, 2022 and December 31, 2021, the outstanding advance balances was $675 and $675, respectively.

(6)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of March 31, 2022 and December 31, 2021, the outstanding advance balances was $150,000 and $150,000, respectively.

(7)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. As of March 31, 2022 and December 31, 2021, the outstanding loan balance was $1,610 and $1,610, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2022	2021
BioFirst Corporation	$40,878	$40,878
BioFirst (Australia)	190,913	132,443
AsiaGene	24,017	24,017
YuanGene	9,205	9,205
The Jiangs	18,750	18,750
Due to shareholders	162,634	168,131
Total	$446,397	$393,424

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of March 31, 2022 and December 31, 2021, the aggregate amount of outstanding balance and accrued interest is $40,878.

(2)	As of March 31, 2022, and December 31, 2021, BioFirst (Australia) has advanced the Company an aggregate amount of $190,913 and $132,443, respectively for new project purpose.

(3)	As of March 31, 2022, and December 31, 2021, AsiaGene has advanced the Company an aggregate amount of $24,017 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)	As of March 31, 2022, and December 31, 2021, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(5)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of March 31, 2022, and December 31, 2021, the outstanding balance due to the Jiangs amounted to $18,750. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(6)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. As of March 31, 2022 and December 31, 2021, the outstanding principal and accrued interest was $162,634 and $168,131, respectively. Interest expenses in connection with these loans were $5,312 and $5,298 for the three months ended March 31, 2022 and 2021, respectively.

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of March 31, 2022 and December 31, 2021, stock subscription receivable was $2,031,660 and $2,257,400, respectively.

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

As of March 31, 2022, the Company issued aggregated common shares of 915,856 to six previous note holders, who had converted their outstanding principals and accrued and unpaid interests, including the debt conversion to the following:

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

In January 2022, the Company agreed to pay the deferred service fees related to Public Offering amounted $4,296,763 by issuing 1,306,007 shares of unrestricted common shares, valued at $3.29 per share on the grant date. These shares have been issued as of March 31, 2022.

In March 2022, the Company issued 75,000 common shares to BarLew Holdings, LLC for consulting and advisory services amounted to $169,500, valued at $2.26 per share.

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

Options issued and outstanding as of December 31, 2021, and their activities during the year then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	545,182	$2.00		$-
Granted	1,280,002	3.00
Forfeited	-	-
Outstanding as of December 31, 2021	1,825,184	2.70	9.51	$616,056
Exercisable as of December 31, 2021	1,825,184	2.70	9.51	$616,056
Vested and expected to vest	1,825,184	$2.70	9.51	$616,056

The fair value of stock options granted for the year ended December 31, 2021 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended
December 31, 2021

Risk free interest rate	1,13%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	108.51%

The weighted average grant date fair value of options granted during the years ended December 31, 2021 was $2.09. There are 2,979,264 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2021. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $0 for the three months ended March 31, 2022 and 2021, respectively. There were no options exercised during the three months ended March 31, 2022. As of March 31, 2022, there were no unvested options.

15. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net loss attributable to ABVC’s common stockholders	$(5,995,440)	$(1,128,505)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	29,683,402	24,420,526
Stock options	–	–
Weighted-average shares outstanding - Diluted	29,683,402	24,420,526

Loss per share
-Basic	$(0.20)	$(0.05)
-Diluted	$(0.20)	$(0.05)

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

	March 31, 2022	December 31, 2021
ASSETS
Operating lease right-of-use assets	$1,382,695	$1,471,899
LIABILITIES
Operating lease liabilities (current)	349,008	347,100
Operating lease liabilities (noncurrent)	1,033,686	1,124,799

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2022	2021
Operating lease expenses	$85,857	$78,847

Other information related to leases is presented below:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$85,857	$78,847

	March 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	2.65 years	2.90 years

Weighted Average Discount Rate:
Operating leases	1.37%	1.39%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2022 (excluding three months ended March 31, 2022)	$266,024
2023	359,279
2024	374,283
2025	338,676
Thereafter	56,916
Total future minimum lease payments, undiscounted	1,395,178
Less: Imputed interest	12,484
Present value of future minimum lease payments	$1,382,694

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

18. SUBSEQUENT EVENTS

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company granted options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, as amended, at an exercise price of $3 per share. The options were vested at the grant date and become exercisable for 10 years from the grant date.

On May 11, 2022, the Company and certain investors entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock, par value $0.001 per share in a registered direct offering. Pursuant to the Offering, the Company will also issue 5-year warrants to purchase 2,000,000 shares of Common Stock, exercisable at a price of $2.45 per share to the Purchasers.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with ABVC BioPharma, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) condensed unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission (“SEC”) filings. Risks and uncertainties can include, among others, international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to obtain sufficient financing to continue and expand business operations; the ability to develop technology and products; changes in technology and the development of technology and intellectual property by competitors; the ability to protect technology and develop intellectual property; and other factors referenced in this and previous filings. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report and in the “Risk Factors” section of our annual report on form 10-K.

The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the three months ended March 31, 2022, the Company generated $25,660 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of March 31, 2022, the Company had completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Taiwan is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of March 31, 2022, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

Agreement with BioLite, Inc.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents amounted $2,717,936 and $5,828,548, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2022 and December 31, 2021, the Company’s restricted cash equivalents amounted $714,652 and $736,667, respectively.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,337 and $2,503 for the three months ended March 31, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three months ended March 31, 2022 and 2021.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $4,692,003 and $225,740 for the three months ended March 31, 2022 and 2021, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2022 and 2021. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	March 31, 2022	March 31, 2021

Revenues	$25,660	$263,150

Cost of revenues	1,896	1,245

Gross profit	23,764	261,905

Operating expenses
Selling, general and administrative expenses	1,191,078	1,167,595
Research and development expenses	359,404	121,315
Stock-based compensation	4,692,003	225,740
Total operating expenses	6,242,485	1,514,650

Loss from operations	(6,218,721)	(1,252,745)

Other income (expense)
Interest income	40,175	52,529
Interest expense	(18,213)	(130,229)
Rent income	24,124	4,867
Rent income – related parties	-	1,600
Gain/Loss on foreign exchange changes	7,563	951
Gain/Loss on investment in equity securities	-	(47,791)
Other (expense) income	(9,410)	71
Government grant income	-	124,400
Total other income	44,239	6,398

Loss before provision income tax	(6,174,482)	(1,246,347)

Provision for income tax	(86,867)	(51,024)

Net loss	(6,087,615)	(1,195,323)

Net loss attributable to noncontrolling interests	(92,175)	(66,818)

Net loss attributed to ABVC and subsidiaries	(5,995,440)	(1,128,505)
Foreign currency translation adjustment	(113,339)	36,140
Comprehensive Loss	$(6,108,779)	$(1,092,365)

Net loss per share:
Basic and diluted	$(0.20)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	29,683,402	24,420,526

Revenues. We generated $25,660 and $263,150 in revenues for the three months ended March 31, 2022 and 2021, respectively. The decrease in revenues was mainly due to the impact of COVID-19 on our CDMO business sector.

Operating Expenses. Our operating expenses have increased by $4,727,835, or 312%, to $6,242,485 for the three months ended March 31, 2022 from $1,514,650 for the three months ended March 31, 2021. Such increase in operating expenses was mainly attributable to the increase in stock based compensation and selling, general and administrative expenses by 4,489,746 which relates to costs in conjunction with our recent stock issuance, as well as the increase in research and development expenses of $238,089 to continue developing our pipeline.

Other Income (Expense). Our other income was $44,239 and $6,398 for the three months ended March 31, 2022 and 2021, respectively. The change was principally caused by the increase in rental income and decrease in interest expense, as well as the loss on investment in equity securities and government grant income which occurred in the three months ended March 31, 2021.

Interest income (expense), net, was $21,962 for the three months ended March 31, 2022, compared to $(77,700) for the three months ended March 31, 2021. The increase of $99,662, or approximately 128%, was primarily due to the repayment of convertible notes payable during the year ended 2021.

Government grant income totaled $0 for the three months ended March 31, 2022, compared to $124,400 for the three months ended March 31, 2021, which was recorded as receipt of the first round of PPP loan forgiveness.

Net Loss. As a result of the above factors, our net loss was $6,087,615 for the three months ended March 31, 2022 compared to $1,195,323 for the three months ended March 31, 2021, representing an increase of $4,892,292, or 409%.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)
Current Assets	$7,987,931	$9,625,120
Current Liabilities	$3,663,698	$3,692,312
Working Capital	$4,324,233	$5,932,808

Cash Flow from Operating Activities

During the three months ended March 31, 2022 and 2021, the net cash used in operating activities were $2,994,257 and $1,413,074, respectively. The increase in the amount used in operating activities of $1,581,183 was primarily due to the increased amount due from related parties and non-cash stock based compensation for nonemployees, and decreased accounts receivables, accrued expenses and other current liabilities, non-cash government grant income and increase in net loss during the three months ended March 31, 2022.

Cash Flow from Investing Activities

During the three months ended March 31, 2022, the net cash used in investing activities was $93,220, compared to the net cash used in investing activities of $281,952 for the three months ended March 31, 2021. The decrease was due to the prepayment for equity investment during the three months ended March 31, 2021.

Cash Flow from Financing Activities

During the three months ended March 31, 2022, the net cash provided by financing activities was $0, while the net cash provided by the three months ended March 31, 2021 was $42,226, respectively. The decrease in net cash provided by financing activities was primarily because there were no proceeds from and repayment of any loans or convertible notes during the three months ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2022.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company

ITEM 1A. RISK FACTORS.

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

In January 2022, the Company issued an aggregate of 1,306,007 shares of Common Stock to Consultants, who provided consulting services.

On January 1, 2022, the Company engaged BarLew Holdings, LLC, a consultant (“Barlew”) for consulting and advisory services for six months, with a monthly payment of USD15,000, as well as additional compensation of 75,000 shares of restricted common stock. In March 2022, the Company issued 75,000 shares to BarLew.

In March 2022, the Company issued 242,247 warrants to a FINRA member firm.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
4.1	Form of Warrant (7)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated Amercian BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)

10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015+
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: May 16, 2022	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: May 16, 2022	By:	/s/ Chihliang An
Chihliang An
Chief Financial Officer (Principal Financial Officer)