Form 10-K/A
period 2021-12-31
ABVC BIOPHARMA, INC.
filed 2022-06-06
CIK 1173313

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment (this “Amendment”) to the annual report on Form 10-K (File No.001-40700), initially filed on March 31, 2022 (the “Original 10K”), is being filed as an exhibits-only filing, solely for the purpose of correcting Exhibit 3.2, since the wrong set of Bylaws was inadvertently filed with the Original 10K rather than hyperlinking Exhibit 3.2 to the correct Bylaws that have previously been filed.

Other than as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate any other items or disclosures contained in the Original 10K and does not reflect events occurring after the date of the Original 10K. This Amendment consists solely of the cover page, this explanatory note, the exhibit index and the exhibits filed herewith.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements: The financial statements were included in Part II, Item 8 of the original Annual Report on Form 10-K filed on March 31, 2022.

(2) Financial Statement Schedules: None.

(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended(3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 30, 2015 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
4.1	Form of Warrant (7)
4.2	Description of Securities registered under Section 12 of the Exchange Act (28)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated May 6, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (26)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US persons (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US persons (20)
10.15	Form of Exchange Agreement entered into by and between the Company and non-US person (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (22)
10.17	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (23)
10.18	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (29)
10.19	Joint Venture Agreement between the Company, Lucidaim Co., Ltd. And BioLite Japan K.K.(27)
14.1	Code of Ethics (24)
21.1	List of subsidiaries (25)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
101.INS	Inline XBRL Instance Document (Previously filed)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith

++	Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016. (3.4)

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 14, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 24, 2020.

(22)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(23)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(24)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(25)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(26)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2021.

(28)	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(29)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2022.

ABVC BioPharma, Inc.

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong	Chief Executive Officer	June 6, 2022
Howard Doong

/s/ Eugene Jiang	Chairman of the Board of Directors	June 6, 2022
Eugene Jiang

/s/ Chihliang An	Chief Financial Officer	June 6, 2022
Chihliang An

/s/ Yen-Hsin Chou	Director	June 6, 2022
Yen-Hsin Chou

/s/ Hsin-Hui Miao	Director	June 6, 2022
Hsin-Hui Miao

/s/ Tsang-Ming Jiang	Director	June 6, 2022
Tsang-Ming Jiang

/s/ Norimi Sakamoto	Director	June 6, 2022
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	June 6, 2022
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	June 6, 2022
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	June 6, 2022
Yoshinobu Odaira

/s/ Shuling Jiang	Director	June 6, 2022
Shuling Jiang

/s/ Kuang-Tseng Chen	Director	June 6, 2022
Kuang-Tseng Chen

4