Form 10-Q
period 2022-06-30
ABVC BIOPHARMA, INC.
filed 2022-08-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 32,632,329 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,910,613	$5,828,548
Restricted cash and cash equivalents	688,633	736,667
Accounts receivable, net	289,474	280,692
Accounts receivable – related parties, net	142,225	145,399
Due from related parties	3,713,319	1,286,618
Inventory, net	21,855	25,975
Short-term Investment	82,755	108,147
Prepayment for long-term investments	639,072	684,720
Prepaid expense and other current assets	1,301,448	528,354
Total Current Assets	9,789,394	9,625,120

Property and equipment, net	597,318	525,881
Operating lease right-of-use assets	1,294,550	1,471,899
Goodwill, net	-	-
Long-term investments	870,571	932,755
Deferred tax assets	1,080,703	981,912
Prepaid expenses – noncurrent	110,099	119,309
Security deposits	39,977	41,157
Total Assets	$13,782,612	$13,698,033

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$1,574,000	$1,640,000
Accounts payable	2,085	-
Accrued expenses and other current liabilities	1,246,898	1,300,803
Advance from customers	10,985	10,985
Operating lease liabilities – current portion	350,284	347,100
Due to related parties	461,612	393,424
Total Current Liabilities	3,645,864	3,692,312

Tenant security deposit	11,980	10,580
Operating lease liability – noncurrent portion	944,266	1,124,799
Total Liabilities	4,602,110	4,827,691

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 32,307,329 and 28,926,322 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	32,307	28,926
Additional paid-in capital	66,240,474	58,113,667
Stock subscription receivable	(1,805,920)	(2,257,400)
Accumulated deficit	(46,335,637)	(38,481,200)
Accumulated other comprehensive income	303,100	539,660
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	9,334,324	8,843,653
Noncontrolling interest	(153,822)	26,689
Total Equity	9,180,502	8,870,342

Total Liabilities and Equity	$13,782,612	$13,698,033

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$312,860	$31,441	$338,520	$294,591

Cost of revenues	8,367	646	10,263	1,891

Gross profit	304,493	30,795	328,257	292,700

Operating expenses
Selling, general and administrative expenses	1,592,831	1,231,692	2,783,909	2,399,287
Research and development expenses	532,782	358,878	892,186	480,193
Stock-based compensation	225,740	475,740	4,917,743	701,480
Total operating expenses	2,351,353	2,066,310	8,593,838	3,580,960

Loss from operations	(2,046,860)	(2,035,515)	(8,265,581)	(3,288,260)

Other income (expense)
Interest income	39,015	10,722	79,190	63,251
Interest expense	(14,758)	(82,671)	(32,971)	(212,900)
Operating sublease income	32,802	53,331	56,926	58,198
Operating sublease income – related parties	-	800	-	2,400
Gain/Loss on foreign exchange changes	10,479	(5,758)	18,042	(4,807)
Gain/Loss on investment in equity securities	-	(53,591)	-	(101,382)
Other (expense) income	(50,462)	162	(59,872)	233
Government grant income	-	-	-	124,400
Total other income (expenses)	17,076	(77,005)	61,315	(70,607)

Loss before provision income tax	(2,029,784)	(2,112,520)	(8,204,266)	(3,358,867)

Provision for income tax	(82,451)	(59,564)	(169,318)	(110,588)

Net loss	(1,947,333)	(2,052,956)	(8,034,948)	(3,248,279)

Net loss attributable to noncontrolling interests	(88,336)	(81,390)	(180,511)	(148,208)

Net loss attributed to ABVC and subsidiaries	(1,858,997)	(1,971,566)	(7,854,437)	(3,100,071)
Foreign currency translation adjustment	(123,221)	364,581	(236,560)	400,721
Comprehensive loss	$(1,982,218)	$(1,606,985)	$(8,090,997)	$(2,699,350)

Net loss per share:
Basic and diluted	$(0.06)	$(0.08)	$(0.26)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	31,307,329	24,421,082	29,683,402	24,420,804

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(8,034,948)	$(3,248,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,902	5,869
Stock based compensation for non employees	4,917,743	701,480
Gain/Loss on investment in equity securities	-	101,382
Government grant income	-	(124,400)
Other non-cash income and expenses	18,831	-
Deferred tax	(170,118)	(111,388)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(8,782)	(137,312)
Decrease (increase) in prepaid expenses and deposits	(784,714)	(219,020)
Decrease (increase) in due from related parties	(2,435,935)	(12,346)
Increase (decrease) in inventory	2,473	-
Increase (decrease) in accounts payable	2,085	(17,997)
Increase (decrease) in accrued expenses and other current liabilities	(21,915)	201,591
Increase (decrease) in advance from others	-	(1,085)
Increase (decrease) in due to related parties	80,760	4,427
Net cash used in operating activities	(6,423,618)	(2,857,078)

Cash flows from investing activities
Purchase of equipment	(115,246)	-
Prepayment for equity investment	-	(421,974)
Net cash used in investing activities	(115,246)	(421,974)

Cash flows from financing activities
Issuance of common stock	3,663,925	-
Repayment of convertible notes	-	(306,836)
Proceeds from long-term loans	-	236,498
Repayment of long-term bank loans	-	(4,396)
Net cash provided by (used in) financing activities	3,663,925	(74,734)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(91,030)	9,419

Net decrease in cash and cash equivalents and restricted cash	(2,965,969)	(3,344,367)

Cash and cash equivalents and restricted cash
Beginning	6,565,215	5,001,371
Ending	$3,599,246	$1,657,004

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$24,348	$69,623
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2020	24,420,526	$24,420	$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067
Stock based compensation			225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-		(1,128,505)	-		-	(66,818)	(1,195,323)
Cumulative transaction adjustments	-	-	-	-	-	36,140	-	-	-	36,140
Balance at March 31, 2021	24,420,526	24,420	(2,934,620)	40,751,807	(26,770,892)	601,000	(275,347)	(9,100,000)	(843,091)	1,728,624
Issuance of common shares for consulting service	50,000	50		249,950						250,000
Stock based compensation			225,740							225,740
Net loss for the period					(1,971,566)				(81,390)	(2,052,956)
Cumulative transaction adjustments						364,581				364,581
Balance at June 30, 2021	24,470,526	$24,470	$(2,708,880)	$41,001,757	$(28,742,458)	$965,581	(275,347)	$(9,100,000)	$(924,481)	$515,989

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2021	28,926,322	$28,926	$(2,257,400)	$58,113,667	$(38,481,200)	$539,660	(275,347)	$(9,100,000)	$26,689	$8,870,342
Issuance of common shares for consulting service	1,381,007	1,381	-	4,464,882		-	-	-	-	4,466,263
Stock based compensation			225,740			-	-	-	-	225,740
Net loss for the period	-	-	-		(5,995,440)	-	-	-	(92,175)	(6,087,615)
Cumulative transaction adjustments	-	-	-	-		(113,339)	-	-	-	(113,339)
Balance at March 31, 2022	30,307,329	30,307	(2,031,660)	62,578,549	(44,476,640)	426,321	(275,347)	(9,100,000)	(65,486)	7,361,391
Issuance of common shares for cash	2,000,000	2,000	-	3,661,925		-	-	-	-	3,663,925
Stock based compensation			225,740			-	-	-	-	225,740
Net loss for the period	-	-	-		(1,858,997)	-	-	-	(88,336)	(1,947,333)
Cumulative transaction adjustments	-	-	-	-		(123,221)	-	-	-	(123,221)
Balance at June 30, 2022	32,307,329	$32,307	$(1,805,920)	$66,240,474	$(46,335,637)	$303,100	(275,347)	$(9,100,000)	$(153,822)	$9,180,502

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents amounted $2,910,613 and $5,828,548, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2022 and December 31, 2021, the Company’s restricted cash equivalents amounted $688,633 and $736,667, respectively.

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

Estimated Life in Years
Buildings and leasehold improvements	3 ~ 50
Machinery and equipment	2 ~ 8
Office equipment	3 ~ 10

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 for the three and six months ended June 30, 2022 and 2021, respectively.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,309 and $2,859 for the three months ended June 30, 2022 and 2021, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $6,646 and $5,362 for the six months ended June 30, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and six months ended June 30, 2022 and 2021, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $475,740 for the three months ended June 30, 2022 and 2021, respectively. Total non-employee stock-based compensation expenses were $4,917,743 and $701,480 for the six months ended June 30, 2022 and 2021, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2022 and 2021. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of June 30, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of June 30, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On June 10, 2022, the Company expanded its co-development partnership with Rgene. On that date, BioKey, ABVC has entered into a Clinical Development Service Agreement with Rgene to guide three Rgene drug products, RGC-1501 for the treatment of Non-Small Cell Lung Cancer (NSCLC), RGC-1502 for the treatment of pancreatic cancer and RGC 1503 for the treatment of colorectal cancer patients, through completion of Phase II clinical studies under the U.S. FDA IND regulatory requirements. Under the terms of the new Services Agreement, BioKey is eligible to receive payments totaling $3.0 million over a 3-year period with each payment amount to be determined by certain regulatory milestones obtained during the agreement period. The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months written notice. Either party may terminate the Service Agreement for cause by providing 30 days written notice.

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

4. INVENTORY

Inventory consists of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Finished goods	$100,161	$96,725
Raw materials	66,706	84,620
Allowance for inventory valuation and obsolescence loss	(145,012)	(155,370)
Inventory, net	$21,855	$25,975

5. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)
Land	$373,418	$400,091
Buildings and leasehold improvements	2,226,130	2,235,061
Machinery and equipment	1,120,542	1,013,376
Office equipment	179,441	191,824
	3,899,531	3,840,352
Less: accumulated depreciation	(3,302,213)	(3,314,471)
Property and equipment, net	$597,318	$525,881

Depreciation expenses were $5,491 and $2,941 for three months ended June 30, 2022 and 2021, respectively.

Depreciation expenses were $10,902 and $5,869 for six months ended June 30, 2022 and 2021, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	June 30,	December 31,	Accounting
Name of related party	2022	2021	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.70%	0.70%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	15.99%	15.99%	Equity Method
Rgene Corporation	31.62%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Collaborating with the Company to develop and commercialize drugs
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,411	$7,941
Genepharm Biotech Corporation	22,628	24,244
BioHopeKing Corporation	840,532	900,570
Sub total	870,571	932,755
Equity Method Investments, net
BioFirst Corporation	-	-
Rgene Corporation	-	-
Total	$870,571	$932,755

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2022 and December 31, 2021, the Company owns 15.99% and 15.99% common stock shares of BioFirst, respectively. The Company made prepayment for equity investment in BioFirst to purchase additional 317,000 shares to be issued by BioFirst in the aggregate amount of $639,072 and $684,720, recorded as prepayment for long-term investments as of June 30, 2022 and December 31, 2021, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	June 30, 2022	December 31, 2021
	(Unaudited)
Current Assets	$2,065,236	$2,205,669
Non-current Assets	877,630	959,454
Current Liabilities	3,501,538	2,909,703
Non-current Liabilities	113,615	32,522
Stockholders’ Equity (Deficit)	(672,287)	222,898

Statement of Operations

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Net sales	$15,398	$13,500
Gross profit	3,375	3,203
Net loss	(872,254)	(465,704)
Share of losses from investments accounted for using the equity method	-	(101,382)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and Chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to account for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2022 and December 31, 2021, the Company owns 31.62% and 31.62% Common Stock shares of Rgene, respectively. On June 30, 2022, Dr. Tsung-Shann Jiang has been elected to become the Chairman of Rgene.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Current Assets	$1,227,904	$73,452
Noncurrent Assets	330,231	374,423
Current Liabilities	2,221,846	1,934,786
Noncurrent Liabilities	-	-
Shareholders’ Deficit	(663,711)	(1,486,911)

Statement of Operations

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(295,517)	(228,451)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the three and six months ended June 30, 2022 and 2021, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Share of equity method investee losses	$-	$(101,382)

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

On October 23, 2020, the Company entered into a Securities Purchase Agreement (the “October SPA”) with one accredited investor. Pursuant to the October SPA, the Company sold and issued a convertible promissory note (the “October Note”) in the principal amount of $2,500,000 to the investor and received the payment from such investor on October 30, 2020. The October Note was issued on October 23, 2020 and the maturity date of the October Note is the twenty-four (24) month anniversary from the issuance date (the “Maturity Date”). Upon the Maturity Date, the Company shall pay to the holder, in cash, an amount representing all outstanding principal amount and accrued and unpaid interest under the October Note. The October Note bears an interest rate of ten percent (10%) per annum and may be convertible into shares of the Company’s common stock at a fixed conversion price of $2.25 per share. The holder of the October Note may elect to convert part or all of the outstanding balance of the October Note from the issuance date until the Maturity Date. The Company may prepay the outstanding amount at any time, in whole or in part.

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

As of June 30, 2022 and December 31, 2021, the aggregate carrying values of the convertible debentures were both $0; and accrued convertible interest were both $0.

Total interest expenses in connection with the above convertible note payable were $0 and $62,500 for the three months ended June 30, 2022 and 2021, respectively.

Total interest expenses in connection with the above convertible note payable were $0 and $129,397 for the six months ended June 30, 2022 and 2021, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	June 30,	December 31,
	2022	2021
Cathay United Bank	$252,000	$270,000
CTBC Bank	672,000	720,000
Cathay Bank	650,000	650,000
Total	$1,574,000	$1,640,000

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $252,000. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $252,000. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $252,000 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $252,000 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $252,000 for one year, which is due on September 6, 2021. On September 6, 2021, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $252,000 for one year, which is due on September 6, 2022. As of June 30, 2022 and December 31, 2021, the effective interest rates per annum was 2.38% and 2.10%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,469 and $1,421 for the three months ended June 30, 2022 and 2021, respectively.

Interest expenses were $2,855 and $2,804 for the six months ended June 30, 2022 and 2021, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $336,000, and NT$10,000,000, equivalent to $336,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $672,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $672,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $672,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $672,000 for six months, which is due on July 15, 2021. On July 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $672,000 for six months, which is due on January 14, 2022. On January 14, 2022, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $672,000 for six months, which is due on July 14, 2022. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $2,873 and $3,032 for the three months ended June 30, 2022 and 2021, respectively.

Interest expenses were $5,830 and $5,981 for the six months ended June 30, 2022 and 2021, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On June 30, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, the Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On October 31, 2021, the Company renewed the Loan Agreement with the principal amount of $650,000 for twelve months, which is due on October 30, 2022. On September 30, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. As of June 30, 2022 and December 31, 2021, the effective interest rates per annum was 5.25% and 3.75%, respectively and the outstanding loan balance were both $650,000.

Interest expenses were $7,340 and $3,970 for the three months ended June 30, 2022 and 2021, respectively.

Interest expenses were $13,429 and $7,897 for the six months ended June 30, 2022 and 2021, respectively.

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

As a result, the Company recorded the forgiveness of the PPP loans as government grant income in the aggregate amount of $360,898 during the year ended December 31, 2021. As of June 30, 2022, there was no outstanding balance payable to the bank.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $106,800, for working capital purpose. On September 11, 2021 the outstanding balance has been repaid in full. As of June 30, 2022 and December 31, 2021, the balance due to this individual amounted to both $0. Interest expense were $0 and $3,222 for the three months ended June 30, 2022 and 2021, respectively. Interest expense were $0 and $6,426 for the six months ended June 30, 2022 and 2021, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term. On February 18, 2021, the Company extended the contract for six months under the same term. On August 26, 2021, the loan with interest has been repaid in full. Accrued interest expense were both $0 as of June 30, 2022 and December 31, 2021.

12. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene; the Chairman of Rgene is Mr. Tsung-Shann Jiang
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
AsiaGene Corporation (the “AsiaGene”)	Shareholder; entity controlled by controlling beneficiary shareholder of YuanGene
Eugene Jiang	Former President and Chairman
Keypoint Technology Ltd. (the “Keypoint’)	The Chairman of Keypoint is Eugene Jiang’s mother.
Lion Arts Promotion Inc. (the “Lion Arts”)	Shareholder of the Company
Yoshinobu Odaira (the “Odaira”)	Director of the Company
GenePharm Inc. (the “GenePharm”)	Dr. George Lee, Board Director of Biokey, is the Chairman of GenePharm.
Euro-Asia Investment & Finance Corp Ltd. (the “Euro-Asia”)	Shareholder of the Company
LBG USA, Inc. (the “LBG USA”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
LionGene Corporation (the “LionGene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene
Kimho Consultants Co., Ltd. (the “Kimho”)	Shareholder of the Company
The Jiangs	Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company; the Chairman of Rgene; the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, Mr. Tsung-Shann Jiang’s wife, is the Chairman of Keypoint; and a member of board of directors of BioLite Inc.

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc.

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
ABVC BioPharma (HK), Limited	An entity 100% owned by Mr. Tsung-Shann Jiang

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2022	2021
GenePharm Inc.	$142,225	$142,225
Rgene	-	2,374
Amkey	-	800
Total	$142,225	$145,399

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2022	2021
Rgene	$547,525	$49,110
BioFirst	1,873,435	468,435
BioFirst (Australia)	1,023,434	491,816
BioHopeKing Corporation	116,640	124,972
LBG USA	675	675
BioLite Japan	150,000	150,000
Keypoint	1,610	1,610
Total	$3,713,319	$1,286,618

(1)

As of June 30, 2022, and December 31, 2021, the Company has advanced an aggregate amount of $547,525 and $49,110 to Rgene for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum). As of June 30, 2022, and December 31, 2021, the outstanding loan balance was $531,384 and $33,520, which including the loan agreement signed in June 2022 amounted $500,000, according to the agreement, the Company provided a one-year convertible loan with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. Rgene will repay the Company in two equal installments in the second and third quarter of fiscal 2022. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable. Rgene has further agreed, effective July 1, 2022, to provide a seat on the Rgene Board of Directors for Dr. Tsung-Shann Jiang until the loan is repaid in full; and accrued interest was $14,582 and $13,701, respectively. On January 1, 2021, BioLite Taiwan entered into a consultant services agreement with Rgene, of which the amount due from Rgene was $1,559 and $1,889 as of June 30, 2022 and December 31, 2021, respectively.

(2)	In 2021, the Company and BioFirst entered into several loan agreements for a total amount of $465,000 to meet its working capital needs. All the loans period was twelve months and all with an interest rate of 6.5% per annum. In 2022, the Company and BioFirst entered into several loan agreements for a total amount of $1,348,000 to meet its working capital needs. All the loans period was twelve months and with an interest rate of 6.5% per annum. As of June 30, 2022, and December 31, 2021, the outstanding loan balance was $1,813,000 and $465,000; and accrued interest was $51,652 and $2,325, respectively. In 2021, the Company and BioFirst entered into a collaborative agreement to allocate R&D cost, of which the amount due from BioFirst was $8,783 and $1,110 as of June 30, 2022 and December 31, 2021, respectively.

(3)	On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but $249,975 of which has been settled in July 2021. On September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. As of June 30, 2022 and December 31, 2021, the aggregate amount of outstanding loan and accrued interest and allocated research fee was $1,023,434 and $491,816, respectively.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of June 30, 2022 and December 31, 2021, due from BHK was $116,640 and $124,972, respectively.

(5)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of June 30, 2022 and December 31, 2021, the outstanding advance balances was $675 and $675, respectively.

(6)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of June 30, 2022 and December 31, 2021, the outstanding advance balances was $150,000 and $150,000, respectively.

(7)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. As of June 30, 2022 and December 31, 2021, the outstanding loan balance was $1,610 and $1,610, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2022	2021
BioFirst Corporation	$40,878	$40,878
BioFirst (Australia)	211,147	132,443
AsiaGene	24,017	24,017
YuanGene	9,205	9,205
The Jiangs	19,789	18,750
Due to shareholders	156,576	168,131
Total	$461,612	$393,424

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of June 30, 2022 and December 31, 2021, the aggregate amount of outstanding balance and accrued interest is $40,878.

(2)	As of June 30, 2022, and December 31, 2021, BioFirst (Australia) has advanced the Company an aggregate amount of $211,147 and $132,443, respectively for new project purpose.

(3)	As of June 30, 2022, and December 31, 2021, AsiaGene has advanced the Company an aggregate amount of $24,017 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)	As of June 30, 2022, and December 31, 2021, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(5)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of June 30, 2022, and December 31, 2021, the outstanding balance due to the Jiangs amounted to $19,789 and $18,750, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(6)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. As of June 30, 2022 and December 31, 2021, the outstanding principal and accrued interest was $156,576 and $168,131, respectively. Interest expenses in connection with these loans were $5,401 and $5,694 for the three months ended June 30, 2022 and 2021, respectively. Interest expenses in connection with these loans were $10,714 and $10,992 for the six months ended June 30, 2022 and 2021, respectively.

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

On October 1, 2016, the Company entered into a consulting agreement with Kazunori Kameyama (“Kameyama”) for the provision of services related to the clinical trials and other administrative work, public relation work, capital raising, trip coordination, In consideration for providing such services, the Company agreed to indemnify the consultant in an amount of $150 per hour in cash up to $3,000 per month, and issue to Kameyama the Company’s Common Stock at $1.00 per share for any amount exceeding $3,000. The Company’s stocks shall be calculated and issued in December every year. On November 21, 2020, the Company entered into an agreement with Kameyama, pursuant to which the Company granted and issued 24,694 stock options to Kameyama related to unpaid consulting fees of $49,388.

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of June 30, 2022 and December 31, 2021, stock subscription receivable was $1,805,920 and $2,257,400, respectively.

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

In July 2021, 1,111,112 shares of the Company’s common stock and warrants were issued pursuant to the conversion of convertible promissory note of $2,500,000 entered in October 2020.

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

In January 2022, the Company agreed to pay the deferred service fees related to Public Offering amounted $4,296,763 by issuing 1,306,007 shares of unrestricted common shares, valued at $3.29 per share on the grant date. These shares have been issued in January 2022.

In March 2022, the Company issued 75,000 common shares to BarLew Holdings, LLC for consulting and advisory services amounted to $169,500, valued at $2.26 per share.

In May 2022, the Company and an institutional investor entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock at an offering price of $2.11 per share in a registered direct offering. The shares of the Company’s common stock were issued for gross proceeds of $4,220,000, before placement agent fees and legal fees of $556,075. Pursuant to the offering, the Company will also issue 5-year warrants to purchase 2,000,000 shares of common stock, exercisable at a price of $2.45 per share. As of June 30, 2022, these warrants have been issued but not exercised

14. STOCK OPTIONS

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

The weighted average grant date fair value of options granted during the years ended December 31, 2021 was $2.09. There are 2,979,264 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2021. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $0 for the three and six months ended June 30, 2022 and 2021, respectively. There were no options exercised during the three and six months ended June 30, 2022. As of June 30, 2022, there were no unvested options.

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $3 per share, exercisable for 10 years from the grant date. As of June 30, 2022, these stock options have not been granted.

15. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,858,997)	$(1,971,566)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	31,307,329	24,421,082
Stock options	–	–
Weighted-average shares outstanding - Diluted	31,307,329	24,421,082

Loss per share
-Basic	$(0.06)	$(0.08)
-Diluted	$(0.06)	$(0.08)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Numerator:
Net loss attributable to ABVC’s common stockholders	$(7,854,437)	$(3,100,071)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	29,683,402	24,420,804
Stock options	–	–
Weighted-average shares outstanding - Diluted	29,683,402	24,420,804

Loss per share
-Basic	$(0.26)	$(0.13)
-Diluted	$(0.26)	$(0.13)

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

	June 30, 2022	December 31, 2021
ASSETS
Operating lease right-of-use assets	$1,294,550	$1,471,899
LIABILITIES
Operating lease liabilities (current)	350,284	347,100
Operating lease liabilities (noncurrent)	944,266	1,124,799

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,
	2022	2021
Operating lease expenses	$88,270	$86,280

	Six Months Ended June 30,
	2022	2021
Operating lease expenses	$174,127	$165,127

Other information related to leases is presented below:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$174,127	$165,127

	June 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	2.33 years	2.90 years

Weighted Average Discount Rate:
Operating leases	1.37%	1.39%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2022 (excluding six months ended June 30, 2022)	$176,945
2023	358,824
2024	373,899
2025	338,676
Thereafter	56,916
Total future minimum lease payments, undiscounted	1,305,260
Less: Imputed interest	10,710
Present value of future minimum lease payments	$1,294,550

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

18. SUBSEQUENT EVENTS

On July 10, 2022, the Board approved the issuance of 75,000 shares of common stock to Barlew Holdings, LLC pursuant to the consulting agreement by and between Barlew Holdings, LLC and the Company dated July 1, 2022, and 250,000 shares of common stock to Inverlew Advisors, LLC, in accordance with the consulting agreement by and between Inverlew Advisors, LLC and the Company dated July 1, 2022.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2022 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the six months ended June 30, 2022, the Company generated $336,961 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services, and $1,559 from consulting services provided to a related party.

Business Overview

ABVC BioPharma Inc., which was incorporated in July 2015 in the State of Delaware, is a clinical stage biopharmaceutical company focused on the development of medical devices and new drugs derived from plants.

Medicines derived from plants have a long history of relieving or preventing many diseases and have typically exhibited fewer side effects than drugs developed from animals or chemical ingredients. Perhaps the most famous example is aspirin, which evolved from a compound found in the bark and leaves of the willow tree and was later marketed by Bayer starting in 1899. Aspirin has very few serious side effects and has proven to be one of the most successful drugs in medical history. Some 50 years later, scientists identified anticancer compounds in the rosy periwinkle, which Eli Lilly subsequently produced for the treatment of leukemia and Hodgkins disease. Other well-known examples of successful botanical drugs include the cancer-fighting Taxol, isolated from the Pacific yew tree.

The Company develops its pipeline by carefully tracking new medical discoveries and medical device technologies of research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company’s scientists and other specialists known to the Company to identify drugs that it believes demonstrate efficacy and safety based on the Company’s internal qualifications. Once a drug is shown to be a good candidate for further development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia and Taiwan. In almost all cases, we have found that research institutions in each of those countries are eager to work with the Company to move forward with Phase II clinical trials.

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

Upon successful completion of the Phase II trial, the Company will seek a partner – a large pharmaceutical company – to complete a Phase III study, submit the New Drug Application (NDA), and commercialize the drug upon approval by the U.S. and Taiwan FDAs. The Company expects to seek its first commercialization partner in 2023   for Vitargus, a vitreous substitute that helps to maintain the retina’s round shape and location during vitrectomy surgery.

Another part of the Company’s business is conducted by BioKey, a wholly-owned subsidiary, that is engaged in a wide range of services, including, API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing.

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

BioLite was incorporated under the laws of the State of Nevada on July 27, 2016, with 500,000,000 shares authorized, par value $0.0001. BioLite’s key subsidiaries include BioLite BVI, Inc. (“BioLite BVI”), which was incorporated in the British Virgin Islands on September 13, 2016 and BioLite, Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 2006. BioLite Taiwan has been in the business of developing new drugs for over ten years.

BioLite and BioLite BVI are holding companies and have not carried out substantive business operations of their own.

In January 2017, BioLite, BioLite BVI, BioLite Taiwan, and certain shareholders of BioLite Taiwan entered into a share purchase / exchange agreement (the “BioLite Share Purchase / Exchange Agreement”). Pursuant to the BioLite Share Purchase / Exchange Agreement, the shareholder participants to the BioLite Share Purchase / Exchange Agreement sold their equity in BioLite Taiwan and used the proceeds from such sales to purchase shares of Common Stock of BioLite at the same price per share, resulting in share ownership in BioLite Common Stock equal to the number of shares they had held in BioLite Taiwan Common Stock. Upon closing of the Share Purchase/ Exchange Agreement in August 2017, BioLite owned, via BioLite BVI, approximately 73% of BioLite Taiwan. The other shareholders who did not enter this Share Purchase/ Exchange Agreement retained their equity ownership in BioLite Taiwan.

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

Common Stock Reverse Split

On March 12, 2019, the Board, by unanimous written consent in lieu of a meeting, approved to i) implement a stock reverse split at the ratio of 1-for-18 (the “Reverse Split”) of both the authorized common stock of the Company and the issued and outstanding common stock and ii) to amend the articles of incorporation of the Company to reflect the Reverse Split. The Board approved and authorized the Reverse Split without obtaining approval of the Company’s shareholders pursuant to Section 78.207 of Nevada Revised Statutes.

On May 3, 2019, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to implement the Reverse Split with the Secretary of State of the State of Nevada. The Reverse Split took effect on May 8, 2019.

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

NASDAQ Listing

On August 5, 2021, we closed a public offering (the “Offering”) of 1,100,000 units (the “Units”), with each Unit consisting of one share of our common stock (the “Common Stock”) and one Series A warrant (the “Series A Warrants”) to purchase one share of common stock at an exercise price equal to $6.30 per share, exercisable until the fifth anniversary of the issuance date, and one Series B warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Public Warrants”) to purchase one share of common stock at an exercise price equal to $10.00 per share, exercisable until the fifth anniversary of the issuance date; the exercise price of the Public Warrants are subject to certain adjustment and cashless exercise provisions as described therein. The Company completed the Offering pursuant to its registration statement on Form S-1 (File No. 333-255112), originally filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021 (as amended, the “Original Registration Statement”), that the SEC declared effective on August 2, 2021 and the registration statement on Form S-1 (File No. 333-258404) that was filed and automatically effective on August 4, 2021 (the “S-1MEF,” together with the Original Registration Statement, the “Registration Statement”). The Units were priced at $6.25 per Unit, before underwriting discounts and offering expenses, resulting in gross proceeds of $6,875,000. The Offering was conducted on a firm commitment basis. The Common Stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “ABVC” on August 3, 2021.

Name Change and CUSIP Number

The Company’s shareholders approved an amendment to the Company’s Articles of Incorporation in order to change the Company’s corporate name to “ABVC BioPharma, Inc.”; they also approved and adopted the Certificate of Amendment to implement the name at the 2020 annual meeting of shareholders (the “Annual Meeting”). Nevada’s Secretary of State approved the name change on March 8, 2021. After FINRA approval, the new name took effect. Stock certificates have remained valid and stockholders have not been required to submit their stock certificates for exchange as a result of the name change. New stock certificates issued by the Company have been printed with the Company’s new name, ABVC BioPharma, Inc.; existing stock certificates remain valid.

The Company’s CUSIP number is 0091F106. The Company’s stock symbol remains ABVC.

Joint Venture Agreement

On October 6, 2021 (the “Completion Date”), ABVC BioPharma, Inc. (the “Company”), Lucidaim Co., Ltd., a Japanese corporation (“Lucidaim,” together with the Company, the “Shareholders”), and BioLite Japan K.K., a Japanese corporation (“Biolite JP”) entered into a Joint Venture Agreement (the “Agreement”). Biolite JP is a private limited company (a Japanese Kabushiki Kaisha) incorporated on December 18, 2018 and at the date of the Agreement had 10,000 ordinary shares authorized, with 3,049 ordinary shares issued and outstanding (the “Ordinary Shares”). Immediately prior to the execution of the Agreement, Lucidaim owned 1,501 ordinary shares and the Company owned 1,548 ordinary shares. The Shareholders entered into the joint venture to formally reduce to writing their intention to invest in and operate Biolite JP as a joint venture. The business of the joint venture shall be the research and development of drugs, medical device and digital media, investment, fund raising and consulting, distribution and marketing of supplements carried by Biolite JP and its subsidiaries in Japan, or any other territory or business, as the Agreement may with mutual consent be amended from time to time. The closing of the transaction was conditioned upon the approval and receipt of all necessary government approvals, which have all been received.

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

As per the Agreement, the Shareholders shall supervise and manage the business and operations of Biolite JP. The directors shall not be entitled to any renumeration for their services as a director and each Shareholder can remove and replace the director he/she/it appointed. If a Shareholder sells or disposes of all of its Ordinary Shares, the Shareholder-appointed director must tender his/her resignation. The Agreement also sets forth certain corporate actions that must be pre-approved by all Shareholders (the “Reserved Matters”). If the Shareholders are unable to make a decision on any Reserved Matter, then either Shareholder can submit a deadlock notice to the other shareholder, 5 days after which they must refer the matter to each Shareholder’s chairman and use good faith to resolve the dispute. If such dispute is not resolved within 10 days thereafter, then either Shareholder can offer to buy all of the other Shareholder’s Ordinary Shares for cash at a specified price; if there is not affirmative acceptance of the sale, the sale shall proceed as set forth in the sale offer.

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

On August 2, 2022 the Company received the formal approval from Central Research Ethics Committee (CREC) of The National Research Council of Thailand for Vitargus® Phase II Study Protocol (ABV-1701-02) to be conducted at Ramathibodi Hospital, Mahidol University and Srinagarind Hospital, Khon Kaen University of Thailand. The Phase II clinical study entitled “A Prospective Multi-Site Randomized Controlled Clinical Investigation of the Safety and Effectiveness of the ABV1701 Ocular Endotamponade (OE)” will be   initiated in Thailand. In parallel, Vitargus Phase II Study protocol documents are being reviewed by the Australian Bellberry Human Research Ethics Committee (HREC). Upon approval, the Clinical Trial Notification (CTN) of the study will be applied from Australian Therapeutic Goods Administration (TGA) for its clinical initiation in Australia.

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

On July 12, 2022, the Company announced the enrollment progress in the Phase II Part II clinical study of the company’s ADHD medicine (ABV-1505). Since the first-treated subject reported on May 10, 2022, a total of twenty-two (22) subjects have been enrolled in the study from a total of thirty-two subjects screened. One of the enrolled participants from the three arms has completed the 8-week treatment per study design. The study, a randomized, double-blind, placebo-controlled study entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II, is expected to eventually involve approximately 100 patients. Five prestigious research hospitals in Taiwan and the research hospital at the University of California, San Francisco are participating in the study which is a continuation of the Phase II part 1 study of ABV-1505 completed successfully at UC, San Francisco and accepted by the U.S. Food & Drug Administration in October of 2020.

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

Public Offering & Financings

Financing in May 2022

On May 11, 2022, the Company and an institutional investor entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock, par value $0.001 per share in a registered direct offering. Pursuant to the Offering, the Company also issued 5-year warrants to purchase 2,000,000 shares of Common Stock, exercisable at a price of $2.45 per share to the Purchasers. The sale and offering of the shares and the warrants pursuant to such securities purchase agreement was implemented as a takedown off the Company’s shelf registration statement on Form S-3, as amended (File No. 333-260588), which became effective on November 29, 2021. WallachBeth Capital LLC and ViewTrade Securities, Inc. acted as co-placement agents for the aforementioned offering of the shares and warrants. The Company paid to the co-placement agents an aggregate cash fee equal to 8% of the aggregate sales price of the securities sold and issued them warrants to purchase up to 160,000 shares of Common Stock, on the same terms as the warrants issued to the institutional investor.

Financing in August 2021

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

The October Note was issued on October 23, 2020 and the maturity date of the October Note is the twenty-four (24) month anniversary from the issuance date (the “Maturity Date”). Upon the Maturity Date, the Company shall pay to the holder, in cash, an amount representing all outstanding principal amount and accrued and unpaid interest under the October Note. The October Note bears an interest rate of ten percent (10%) per annum and may be convertible into shares of the Company’s common stock at a fixed conversion price of $2.25 per share. The holder of the October Note may elect to convert part or all of the outstanding balance of the October Note from the issuance date until the Maturity Date. The Company may prepay the outstanding amount at any time, in whole or in part. On May 17, 2021, the parties to the October SPA signed Amendment No. 1 to Promissory Note (the “Amendment”). Pursuant to the Amendment, the Note shall also be automatically converted into shares of the Company’s common stock immediately following the Company’s receipt of conditional approval to list its common stock on the NASDAQ stock market, if and when the Company receives such approval, at a conversion price equal to $2.25 per share. On July 21, 2021, The Company converted its convertible promissory note   totaling $2,500,000 into 1,111,112 shares of the Company’s common stock and warrants.

In connection with the October Note and pursuant to the terms of an agreement entered into between the Company and a FINRA member firm, such firm shall receive (i) a cash success fee of $78,750 and (ii) upon conversion of the October Note, warrants equal to 7.0% of the number of shares of Common Stock received by the investor at the time of conversion (“Note Warrants”). The warrants are exercisable on a cashless basis, at the holder’s discretion. As of the date of this filing, the cash success fee was paid, while the principal amount and related interest is due to be paid.

The issuance and sale of the Common Stock, the Investor Warrants, Comp Warrants, Note Warrants and the shares of Common Stock underlying the Investor Warrants, the Comp Warrants and the October Note were made in reliance on an exemption from registration contained in either Regulation D or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

Financing in May 2020

In May 2020, the Company received capital contributions of approximately $1,602,040 in cash from 40 investors through private placements with the terms specifying a purchase price of $2.25 per share and a free warrant attached to each Common stock that was purchased. The exercise price of the warrant will be at $6.00 with a mandatory exercise price of $9.00.

Pursuant to the terms of an agreement entered into between the Company and a FINRA member firm, such firm shall receive (i) a cash success fee of $60,831.65 (ii) a warrant to purchase 37,852 shares of Common Stock with an exercise price of $2.25 per share, and (iii) a warrant to purchase 37,852 shares of Common Stock with an exercise price of $6.00 per share.

Financing in April 2020

On January 21, 2020, the Company entered into three note agreements with existing note investors who executed the agreements in 2018. These three investors are Guoliang Yu and Yingfei Wei Family Trust, Keypoint Technology Ltd., and Yoshinobu Odaira. The new agreements bear the same terms as that of other note investors who executed the contract in 2019. On April 5, 2020, the Company entered into exchange agreements with such note holders. Pursuant to the exchange agreements, the Holders agreed to deliver the Notes to the Company for cancellation, of which the aggregate principal amount plus accrued interest expenses are $931,584, and the Company agreed to issue to the Holders an aggregate of 506,297 shares of the Company’s common stock and warrants to purchase 506,297 shares of the Company’s common stock.

On August 28, 2019 and September 4, 2019, the Company issued convertible promissory notes in the aggregate principal amount plus accrued interest expenses of $515,196 to Kuo, Li Shen, Chang, Ping Shan, Lin, Shan Tyan, and Liu, Ching Hsuan. On April 20, 2020, the Company entered into separate exchange agreements with each note holder. Pursuant to the exchange agreements, the note holders agreed to cancel the notes and the Company agreed to issue to the holders an aggregate of 289,438 shares of the Company’s common stock and warrants to purchase 289,438 shares of the Company’s common stock.

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

Our management team has extensive experiences across a wide range of new drug and medical device development, and we have in-licensed new drug and medical device candidates from large research institutes and universities in both the U.S. and Taiwan. Through an assertive product development approach, we expect that we will build a substantial portfolio of Oncology/ Hematology, CNS and Ophthalmology products. We primarily focus on Phase I and II research of new drug candidates and out license the post-Phase-II products to pharmaceutical companies; we do not expect to devote substantial efforts and resources to building the disease-specific distribution channels.

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

The Company had multiple deliverables under the collaborative agreements, including deliverables relating to grants of technology licenses, regulatory and clinical development, and marketing activities. Estimation of the performance periods of the Company’s deliverables requires the use of management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, the Company’s experience in conducting clinical development, regulatory and manufacturing activities. The Company reviews the estimated duration of its performance periods under its collaborative agreements on an annual basis, and makes any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period under its collaborative agreements could impact the timing of future revenue recognition.

(i) Nonrefundable upfront payments

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, the Company recognizes revenue from the related nonrefundable upfront payments based on the relative standalone selling price prescribed to the license compared to the total selling price of the arrangement. The revenue is recognized when the license is transferred to the collaboration partners and the collaboration partners are able to use and benefit from the license. To date, the receipt of nonrefundable upfront fees was solely for the compensation of past research efforts and contributions made by the Company before the collaborative agreements were entered into and does not relate to any future obligations and commitments made between the Company and the collaboration partners in the collaborative agreements.

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

(iv) Royalties and Profit-Sharing Payments

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of June 30, 2022, the Company had completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Taiwan is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of June 30, 2022, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, the Company entered into a co-development agreement (the “Rgene Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by the controlling beneficial shareholder of YuanGene Corporation and the Company (See Note 12). Pursuant to the Rgene Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1703 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Rgene Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017 as compensation of BriVision’s past research efforts and contributions made by BriVision before the Rgene Agreement was executed. The payment does not relate to any future milestones attained by BriVision. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene. All development costs shall be equally shared by both BriVision and Rgene.

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

On June 10, 2022, the Company expanded its co-development partnership with Rgene. On that date, BioKey, ABVC has entered into a Clinical Development Service Agreement with Rgene to guide three Rgene drug products, RGC-1501 for the treatment of Non-Small Cell Lung Cancer (NSCLC), RGC-1502 for the treatment of pancreatic cancer and RGC 1503 for the treatment of colorectal cancer patients, through completion of Phase II clinical studies under the U.S. FDA IND regulatory requirements. Under the terms of the new Services Agreement, BioKey is eligible to receive payments totaling $3.0 million over a 3-year period with each payment amount to be determined by certain regulatory milestones obtained during the agreement period. The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months written notice. Either party may terminate the Service Agreement for cause by providing 30 days written notice.

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

BioKey Revenues

In addition to collaborative agreements, ABVC earns revenue through its wholly-owned BioKey subsidiary which provides a wide range of Contract Development & Manufacturing Organization (“CDMO”) services including API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (from Phase I through Phase III) and commercial manufacturing of pharmaceutical products.

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

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. We have taken every precaution possible to ensure the safety of our employees.

Due to the COVID-19 pandemic, our revenues for the fiscal 2020 and 2021 were significantly impacted. As we have not seen a stronger signal to indicate that overall global economies will be back to normal in the first half of fiscal 2022, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, after which we expect the Company can resume normal operations.

The COVID-19 pandemic, including variants, has adversely affected, and is expected to continue to adversely affect, elements of our CDMO business sector. The COVID-19 pandemic government-imposed restrictions constrained researcher access to labs globally. These constraints limited scientific discovery capacity and we observed that demand in those labs fell well below historic levels. As constraints on social distancing were gradually lifted around the world recently, labs have been able to increase research activity. While we believe that underlying demand is still not yet at pre-COVID-19 levels since lab operations remain below their normal capacity, we are hopeful that the vaccination programs that are underway combined with policy changes planned for the summer will further increase research activity and support a return to pre-COVID-19 demand levels worldwide.

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

Forward Stock Split

On March 21, 2016, the Board of Directors of the Company approved an amendment to Articles of Incorporation to implement a forward split at a ratio of 1 to 3.141 and increase the number of our authorized shares of Common Stock, par value $0.001 per share, to 360,000,000, which was effective on April 8, 2016.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, and due to related parties, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loan, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term bank loan approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents amounted $2,910,613 and $5,828,548, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2022 and December 31, 2021, the Company’s restricted cash equivalents amounted $688,633 and $736,667, respectively.

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

Estimated Life in Years
Buildings and leasehold improvements	3 ~ 50
Machinery and equipment	2 ~ 8
Office equipment	3 ~ 10

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three and six months ended June 30, 2022 and 2021, respectively.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,309 and $2,859 for the three months ended June 30, 2022 and 2021, respectively.  The total amounts for such employee benefits, which were expensed as incurred, were $6,646 and $5,362 for the six months ended June 30, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and six months ended June 30, 2022 and 2021.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $475,740 for the three months ended June 30, 2022 and 2021, respectively. Total non-employee stock-based compensation expenses were $4,917,743 and $701,480 for the six months ended June 30, 2022 and 2021, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2022 and 2021. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Results of Operations — Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	June 30, 2022	June 30, 2021

Revenues	$312,860	$31,441

Cost of revenues	8,367	646

Gross profit	304,493	30,795

Operating expenses
Selling, general and administrative expenses	1,592,831	1,231,692
Research and development expenses	532,782	358,878
Stock-based compensation	225,740	475,740
Total operating expenses	2,351,353	2,066,310

Loss from operations	(2,046,860)	(2,035,515)

Other income (expense)
Interest income	39,015	10,722
Interest expense	(14,758)	(82,671)
Operating sublease income	32,802	53,331
Operating sublease income – related parties	-	800
Gain/Loss on foreign exchange changes	10,479	(5,758)
Gain/Loss on investment in equity securities	-	(53,591)
Other (expense) income	(50,462)	162
Total other income (expense)	17,076	(77,005)

Loss before provision income tax	(2,029,784)	(2,112,520)

Provision for income tax	(82,451)	(59,564)

Net loss	(1,947,333)	(2,052,956)

Net loss attributable to noncontrolling interests	(88,336)	(81,390)

Net loss attributed to ABVC and subsidiaries	(1,858,997)	(1,971,566)
Foreign currency translation adjustment	(123,221)	364,581
Comprehensive Loss	$(1,982,218)	$(1,606,985)

Net loss per share:
Basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	31,307,329	24,421,082

Revenues. We generated $312,860 and $31,441 in revenues for the three months ended June 30, 2022 and 2021, respectively. The increase in revenues was mainly due to the revenue generated from the clinical development service agreement signed between BioKey and Rgene.

Operating Expenses. Our operating expenses have increased by $285,043, or 14%, to $2,351,353 for the three months ended June 30, 2022 from $2,066,310 for the three months ended June 30, 2021. Such increase in operating expenses was mainly attributable to the increase in selling, general and administrative expenses by $361,139 which relates to costs in conjunction with our recent stock issuance, and increase in research and development expenses of $173,904 to continue developing our pipeline, while being offset by the decrease in stock-based compensation by $250,000.

Other Income (Expense). Our other income was $17,076 for the three months ended June 30, 2022, compared to $(77,005) for the three months ended June 30, 2021. The change was principally caused by the increase in interest income and decrease in interest expense, as well as the loss on investment in equity securities which occurred in the six months ended June 30, 2021.

Interest income (expense), net, was $24,257 for the three months ended June 30, 2022, compared to $(71,949) for the three months ended June 30, 2021. The increase of $96,206, or approximately 134%, was primarily due to the repayment of convertible notes payable during the year ended 2021.

Net Loss. As a result of the above factors, our net loss was $1,947,333 for the three months ended June 30, 2022 compared to $2,052,956 for the three months ended June 30, 2021, representing a decrease of $105,623, or 5%.

Results of Operations — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	June 30, 2022	June 30, 2021

Revenues	$338,520	$294,591

Cost of revenues	10,263	1,891

Gross profit	328,257	292,700

Operating expenses
Selling, general and administrative expenses	2,783,909	2,399,287
Research and development expenses	892,186	480,193
Stock-based compensation	4,917,743	701,480
Total operating expenses	8,593,838	3,580,960

Loss from operations	(8,265,581)	(3,288,260)

Other income (expense)
Interest income	79,190	63,251
Interest expense	(32,971)	(212,900)
Operating sublease income	56,926	58,198
Operating sublease income – related parties	-	2,400
Gain/Loss on foreign exchange changes	18,042	(4,807)
Gain/Loss on investment in equity securities	-	(101,382)
Other (expense) income	(59,872)	233
Government grant income	-	124,400
Total other income (expense)	61,315	(70,607)

Loss before provision income tax	(8,204,266)	(3,358,867)

Provision for income tax	(169,318)	(110,588)

Net loss	(8,034,948)	(3,248,279)

Net loss attributable to noncontrolling interests	(180,511)	(148,208)

Net loss attributed to ABVC and subsidiaries	(7,854,437)	(3,100,071)
Foreign currency translation adjustment	(236,560)	400,721
Comprehensive Loss	$(8,090,997)	$(2,699,350)

Net loss per share:
Basic and diluted	$(0.26)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	29,683,402	24,420,804

Revenues. We generated $338,520 and $294,591 in revenues for the six months ended June 30, 2022 and 2021, respectively. The increase in revenue was mainly due to the clinical development service income from Rgene, a related party, which was partially offset by the decrease in CDMO sector.

Operating Expenses. Our operating expenses have increased by $5,012,878, or 140%, to $8,593,838 for the six months ended June 30, 2022 from $3,580,960 for the six months ended June 30, 2021. Such increase in operating expenses was mainly attributable to the increase in stock-based compensation and selling, general and administrative expenses by $4,600,885 which relates to costs in conjunction with our recent stock issuance, as well as the increase in research and development expenses of $411,993 to continue developing our pipeline.

Other Income (Expense). Our other income (expense), net was $61,315 for the six months ended June 30, 2022, compared to $(70,607) for the six months ended June 30, 2021. The change was principally caused by the decrease in interest expense, as well as the loss on investment in equity securities and government grant income which occurred in the six months ended June 30, 2021.

Interest income (expense), net, was $46,219 for the six months ended June 30, 2022, compared to $(149,649) for the six months ended June 30, 2021. The increase of $195,868, or approximately 131%, was primarily due to the repayment of convertible notes payable during the year ended 2021.

Government grant income totaled $0 for the six months ended June 30, 2022, compared to $124,400 for the six months ended June 30, 2021, which was recorded as receipt of the first round of PPP loan forgiveness.

Net Loss. As a result of the above factors, our net loss was $8,034,948 for the six months ended June 30, 2022 compared to $3,248,279 for the six months ended June 30, 2021, representing an increase of $4,786,669, or 147%.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)
Current Assets	$9,789,394	$9,625,120
Current Liabilities	$3,645,864	$3,692,312
Working Capital	$6,143,530	$5,932,808

Cash Flow from Operating Activities

During the six months ended June 30, 2022 and 2021, the net cash used in operating activities were $6,423,618 and $2,857,078, respectively. The increase in the amount used in operating activities of $3,566,540 was primarily due to the increased amount due from related parties, prepaid expenses and deposits and non-cash stock-based compensation for nonemployees, and decreased accrued expenses and other current liabilities, investment loss, non-cash government grant income and increase in net loss during the six months ended June 30, 2022.

Cash Flow from Investing Activities

During the six months ended June 30, 2022 and 2021, the net cash used in investing activities were $115,246 and $421,974 respectively. The decreases were mainly due to the prepayment for equity investment during the six months ended June 30, 2021.

Cash Flow from Financing Activities

During the six months ended June 30, 2022 and 2021, the net cash provided by (used in) financing activities were $3,663,925 and $(74,734), respectively. The increase in net cash provided by financing activities was primarily due to the issuance of common stock, while there were no proceeds from and repayment of any loans or convertible notes during the six months ended June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2022.

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

On July 10, 2022, the Board approved the issuance of 75,000 shares of common stock to Barlew Holdings, LLC pursuant to the consulting agreement by and between Barlew Holdings, LLC and the Company dated July 1, 2022, and 250,000 shares of common stock to Inverlew Advisors, LLC, in accordance with the consulting agreement by and between Inverlew Advisors, LLC and the Company dated July 1, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022(32)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)

10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Convertible Note issued to Regene, dated June 16, 2022(31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: August 15, 2022	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: August 15, 2022	By:	/s/ Chihliang An
Chihliang An
Chief Financial Officer (Principal Financial Officer)