Form 10-Q
period 2022-09-30
ABVC BIOPHARMA, INC.
filed 2022-11-14
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 32,632,329 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL  INFORMATION

Item 1. Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,323,543	$5,828,548
Restricted cash and cash equivalents	646,604	736,667
Accounts receivable, net	47,680	280,692
Accounts receivable – related parties, net	-	145,399
Due from related party – current	500,000	-
Inventory, net	20,489	25,975
Short-term Investment	77,583	108,147
Prepaid expense and other current assets	287,181	528,354
Total Current Assets	2,903,080	7,653,782

Property and equipment, net	566,751	525,881
Operating lease right-of-use assets	1,243,930	1,471,899
Goodwill, net	-	-
Long-term investments	816,160	932,755
Deferred tax assets	1,013,159	981,912
Prepaid expenses – noncurrent	103,218	119,309
Security deposits	57,656	41,157
Prepayment for long-term investments	2,586,658	1,153,155
Due from related parties – noncurrent	1,190,255	818,183
Total Assets	$10,480,567	$13,698,033

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$1,866,250	$1,640,000
Accrued expenses and other current liabilities	1,201,497	1,300,803
Advance from customers	10,985	10,985
Operating lease liabilities – current portion	363,752	347,100
Due to related parties	451,826	393,424
Total Current Liabilities	3,894,310	3,692,312

Tenant security deposit	12,880	10,580
Operating lease liability – noncurrent portion	880,178	1,124,799
Total Liabilities	4,787,368	4,827,691

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 32,632,329 and 28,926,322 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	32,632	28,926
Additional paid-in capital	66,493,649	58,113,667
Stock subscription receivable	(1,580,180)	(2,257,400)
Accumulated deficit	(50,040,501)	(38,481,200)
Accumulated other comprehensive income	113,081	539,660
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	5,918,681	8,843,653
Noncontrolling interest	(225,482)	26,689
Total Equity	5,693,199	8,870,342

Total Liabilities and Equity	$10,480,567	$13,698,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$42,269	$98,999	$380,789	$393,590

Cost of revenues	10,741	393	21,004	2,284

Gross profit	31,528	98,606	359,785	391,306

Operating expenses
Selling, general and administrative expenses	3,216,146	1,579,996	6,000,055	3,979,283
Research and development expenses	305,483	263,424	1,197,669	743,617
Stock-based compensation	225,740	225,740	5,143,483	927,220
Total operating expenses	3,747,369	2,069,160	12,341,207	5,650,120

Loss from operations	(3,715,841)	(1,970,554)	(11,981,422)	(5,258,814)

Other income (expense)
Interest income	48,164	9,333	127,354	72,584
Interest expense	(126,536)	(38,677)	(159,507)	(251,577)
Operating sublease income	21,597	2,624	78,523	60,822
Operating sublease income – related parties	-	1,200	-	3,600
Gain/Loss on foreign exchange changes	(177)	(5,999)	17,865	(10,806)
Gain/Loss on investment in equity securities	-	(91,765)	-	(193,147)
Other (expense) income	491	(404)	(59,381)	(171)
Government grant income	-	132,331	-	256,731
Total other income (expenses)	(56,461)	8,643	4,854	(61,964)

Loss before provision income tax	(3,772,302)	(1,961,911)	(11,976,568)	(5,320,778)

Provision for income tax	4,222	(75,667)	(165,096)	(186,255)

Net loss	(3,776,524)	(1,886,244)	(11,811,472)	(5,134,523)

Net loss attributable to noncontrolling interests	(71,660)	(79,756)	(252,171)	(227,964)

Net loss attributed to ABVC and subsidiaries	(3,704,864)	(1,806,488)	(11,559,301)	(4,906,559)
Foreign currency translation adjustment	(190,019)	16,137	(426,579)	416,858
Comprehensive loss	$(3,894,883)	$(1,790,351)	$(11,985,880)	$(4,489,701)

Net loss per share:
Basic and diluted	$(0.11)	$(0.07)	$(0.37)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	32,574,551	26,882,181	31,193,397	25,035,522

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(11,811,472)	$(5,134,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,364	8,725
Stock based compensation for non employees	5,143,483	927,220
Gain/Loss on investment in equity securities	-	193,147
Government grant income	-	(256,731)
Provision for doubtful accounts	521,955	-
Other non-cash income and expenses	30,564	-
Deferred tax	(31,247)	(187,055)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(31,909)	(171,655)
Decrease (increase) in prepaid expenses and deposits	243,065	(647,219)
Decrease (increase) in due from related parties	(983,707)	422,651
Increase (decrease) in inventory	5,486	(59,673)
Increase (decrease) in accounts payable	-	(6,547)
Increase (decrease) in accrued expenses and other current liabilities	(99,306)	(338,928)
Increase (decrease) in advance from others	-	(1,085)
Increase (decrease) in due to related parties	58,402	178,570
Net cash used in operating activities	(6,937,322)	(5,073,103)

Cash flows from investing activities
Purchase of equipment	(119,603)	-
Purchase of investment	-	(110,700)
Purchase of property, plant and equipment	-	(17,503)
Prepayment for equity investment	(1,518,793)	(1,104,609)
Net cash used in investing activities	(1,638,396)	(1,232,812)

Cash flows from financing activities
Issuance of common stock	3,917,425	6,875,000
Payment for offering costs	-	(850,429)
Proceeds from short-term loan	350,000	-
Repayment of convertible notes	-	(306,836)
Repayment of short-term loan	-	(100,000)
Repayment of notes payable	-	(107,100)
Proceeds from long-term loans	-	236,498
Repayment of long-term bank loans	-	(4,396)
Net cash provided by (used in) financing activities	4,267,425	5,742,737

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(286,775)	11,579

Net decrease in cash and cash equivalents and restricted cash	(4,595,068)	(551,599)

Cash and cash equivalents and restricted cash
Beginning	6,565,215	5,001,371
Ending	$1,970,147	$4,449,772

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$161,741	$327,642
Income taxes paid	$1,600	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2020	24,420,526	$24,420	$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-	-	(1,128,505)	-	-	-	(66,818)	(1,195,323)
Cumulative transaction adjustments	-	-	-	-	-	36,140	-	-	-	36,140
Balance at March 31, 2021	24,420,526	24,420	(2,934,620)	40,751,807	(26,770,892)	601,000	(275,347)	(9,100,000)	(843,091)	1,728,624
Issuance of common shares for consulting service	50,000	50	-	249,950	-	-	-	-	-	250,000
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-	-	(1,971,566)	-	-	-	(81,390)	(2,052,956)
Cumulative transaction adjustments	-	-	-	-	-	364,581	-	-	-	364,581
Balance at June 30, 2021	24,470,526	24,470	(2,708,880)	41,001,757	(28,742,458)	965,581	(275,347)	(9,100,000)	(924,481)	515,989
Issuance of common shares for cash	2,354,145	2,354	-	6,022,217	-	-	-	-	-	6,024,571
Issuance of common shares for debt conversion	1,111,112	1,111	-	2,692,437	-	-	-	-	-	2,693,548
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-	-	(1,806,488)	-	-	-	(79,756)	(1,886,244)
Cumulative transaction adjustments	-	-	-	-	-	16,137	-	-	-	16,137
Balance at September 30, 2021	27,935,783	$27,935	$(2,483,140)	$49,716,411	$(30,548,946)	$981,718	(275,347)	$(9,100,000)	$(1,004,237)	$7,589,741

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2021	28,926,322	$28,926	$(2,257,400)	$58,113,667	$(38,481,200)	$539,660	(275,347)	$(9,100,000)	$26,689	$8,870,342
Issuance of common shares for consulting service	1,381,007	1,381	-	4,464,882	-	-	-	-	-	4,466,263
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-		(5,995,440)	-	-	-	(92,175)	(6,087,615)
Cumulative transaction adjustments	-	-	-	-	-	(113,339)	-	-	-	(113,339)
Balance at March 31, 2022	30,307,329	30,307	(2,031,660)	62,578,549	(44,476,640)	426,321	(275,347)	(9,100,000)	(65,486)	7,361,391
Issuance of common shares for cash	2,000,000	2,000	-	3,661,925	-	-	-	-	-	3,663,925
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-		(1,858,997)	-	-	-	(88,336)	(1,947,333)
Cumulative transaction adjustments	-	-	-	-	-	(123,221)	-	-	-	(123,221)
Balance at June 30, 2022	32,307,329	32,307	(1,805,920)	66,240,474	(46,335,637)	303,100	(275,347)	(9,100,000)	(153,822)	9,180,502
Issuance of common shares for consulting service	325,000	325	-	253,175	-	-	-	-	-	253,500
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-	-	(3,704,864)	-	-	-	(71,660)	(3,776,524)
Cumulative transaction adjustments	-	-	-	-	-	(190,019)	-	-	-	(190,019)
Balance at September 30, 2022	32,632,329	$32,632	$(1,580,180)	$66,493,649	$(50,040,501)	$113,081	(275,347)	$(9,100,000)	$(225,482)	$5,693,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the nine months ended September 30, 2022, the Company reported net loss of $11,811,472. As of September 30, 2022, the Company’s working capital deficit was $991,230. In addition, the Company had net cash outflows of $6,937,322 from operating activities for the nine months ended September 30, 2022. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2022, and results of operations and cash flows for the nine months ended September 30, 2022 and 2021. The unaudited interim consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and related notes included in the Company’s audited consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s unaudited financial statements are expressed in U.S. dollars.

Reclassifications of Prior Year Presentation

Certain prior year unaudited consolidated balance sheet and unaudited consolidated cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents amounted $1,323,543 and $5,828,548, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of September 30, 2022 and December 31, 2021, the Company’s restricted cash equivalents amounted $646,604 and $736,667, respectively.

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

We perform ongoing credit evaluation of our customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Concentration of clients

As of September 30, 2022, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 36.71% of the Company’s total account receivable; the second major client, GenePharm Inc., with its Chairman being the Board of Director of Biokey, accounted for 27.44% of the Company’s total account receivable; the least major client, manufactures drugs in pharmaceutical preparations in pharmaceutical industry, accounted for 22.98% of the Company’s total accounts receivable.

For the nine months ended September 30, 2022, one major client, Rgene Corporation, Shareholder of the Company which works in development and commercialization of new drugs in Taiwan, accounted for 79.18% of the Company's total revenues. For the nine months ended September 30, 2021, two major clients, which develops novel treatment for ocular Graft-versus-Host Disease, and manufacture drugs in pharmaceutical preparations, in pharmaceutical industry, accounted for 39.61% and 25.09% of the Company's total revenues, respectively.

For the three months ended September 30, 2022, three major clients, in biotech, agriculture and pharmaceutical industries, which commercialize dietary supplement products in Taiwan and China, grow and develop Maitake dietary supplement products in Canada and the US, and develop novel treatment for ocular Graft-versus-Host Disease, accounted for 47.84%, 16.47% and 15.6% of the Company's total revenues, respectively. For the three months ended September 30, 2021, two major clients, in pharmaceutical and agriculture industry, which develop novel treatment for ocular Graft-versus-Host Disease, and grow and develop Maitake dietary supplement products in Canada and the US, accounted for 47.57% and 14.43% of the Company's total revenues, respectively.

Concentration of vendors

For the nine months ended September 30, 2022, one vendor in dietary supplement industry, who provides dietary supplement and manufacturing consultation, accounted for 40.5% of the Company’s total purchases. For the nine months ended September 30, 2021, three vendors, in research, chemical and monitoring and testing industry, who provides life science product and service solution, manufacture and distribute fine chemicals and laboratory products, as well as distributing manufacturers of data logging, data acquisition products, accounted for 29.7%, 24.9% and 24.7% of the Company’s total purchases, respectively.

For the three months ended September 30, 2022, one vendor in dietary supplement industry, who provides dietary supplement and manufacturing consultation, accounted for 79.1% of the Company’s total purchase. For the three months ended September 30, 2021, two vendors, in pharmaceutical and scientific instrumentation industry, who provides pharmaceutical and contract service, as well as manufacture analytical instrumentation, accounted for 89.1% and 10.9% of the Company’s total purchases, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,302 and $2,906 for the three months ended September 30, 2022 and 2021, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $9,948 and $8,268 for the nine months ended September 30, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $225,740 for the three months ended September 30, 2022 and 2021, respectively. Total non-employee stock-based compensation expenses were $5,143,483 and $927,220 for the nine months ended September 30, 2022 and 2021, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2022 and 2021. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its unaudited consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact that the standard will have on its unaudited consolidated financial statements.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

4. INVENTORY

Inventory consists of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Finished goods	$93,901	$96,725
Raw materials	62,537	84,620
Allowance for inventory valuation and obsolescence loss	(135,949)	(155,370)
Inventory, net	$20,489	$25,975

5. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)
Land	$350,079	$400,091
Buildings and leasehold improvements	2,222,965	2,235,061
Machinery and equipment	1,113,379	1,013,376
Office equipment	168,606	191,824
	3,855,029	3,840,352
Less: accumulated depreciation	(3,288,278)	(3,314,471)
Property and equipment, net	$566,751	$525,881

Depreciation expenses were $6,462 and $2,856 for three months ended September 30, 2022 and 2021, respectively.

Depreciation expenses were $17,364 and $8,725 for nine months ended September 30, 2022 and 2021, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	September 30,	December 31,	Accounting
Name of related party	2022	2021	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.70%	0.70%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	15.99%	15.99%	Equity Method
Rgene Corporation	31.62%	31.62%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Collaborating with the Company to develop and commercialize drugs
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,948	$7,941
Genepharm Biotech Corporation	21,213	24,244
BioHopeKing Corporation	787,999	900,570
Sub total	816,160	932,755
Equity Method Investments, net
BioFirst Corporation	-	-
Rgene Corporation	-	-
Total	$816,160	$932,755

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2022 and December 31, 2021, the Company owns 15.99% and 15.99% common stock shares of BioFirst, respectively. The Company made prepayment for equity investment in BioFirst to purchase additional 317,000 shares to be issued by BioFirst in the aggregate amount of $599,130 and $684,720, recorded as prepayment for long-term investments as of September 30, 2022 and December 31, 2021, respectively.

In 2021, the Company and BioFirst entered into several loan agreements for a total amount of $465,000 to meet its working capital needs. All the loans period was twelve months and all with an interest rate of 6.5% per annum. In 2022, the Company and BioFirst entered into several loan agreements for a total amount of $1,365,000 to meet its working capital needs. All the loans period was twelve months and with an interest rate of 6.5% per annum. As of September 30, 2022, and December 31, 2021, the outstanding loan balance was $1,830,000 and $465,000; and accrued interest was $81,404 and $2,325, respectively. In 2021, the Company and BioFirst entered into a collaborative agreement to allocate R&D cost, of which the amount due from BioFirst was $75,824 and $1,110 as of September 30, 2022 and December 31, 2021, respectively. The Board of the Company agreed to convert its amount due from BioFirst into equity, due to BioFirst’s capital raise, subject to the valuation report which justify the debt-to-equity transaction, by the end of 2022.

As of September 30, 2022 and December 31, 2021, the Company has an aggregate amount of $2,586,658 and $1,153,155, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	September 30, 2022	December 31, 2021
	(Unaudited)
Current Assets	$1,680,108	$2,205,669
Non-current Assets	740,874	959,454
Current Liabilities	2,512,708	2,909,703
Non-current Liabilities	100,261	32,522
Stockholders’ Equity (Deficit)	(191,987)	222,898

Statement of Operations

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Net sales	$23,079	$17,451
Gross profit	5,747	5,414
Net loss	(993,643)	(887,230)
Share of losses from investments accounted for using the equity method	-	(193,147)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and Chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to account for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2022 and December 31, 2021, the Company owns 31.62% and 31.62% Common Stock shares of Rgene, respectively. On September 30, 2022, Dr. Tsung-Shann Jiang has been elected to become the Chairman of Rgene.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Current Assets	$497,633	$73,452
Noncurrent Assets	311,612	374,423
Current Liabilities	1,796,491	1,934,786
Noncurrent Liabilities	20,340	-
Shareholders’ Deficit	(1,007,586)	(1,486,911)

Statement of Operations

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(450,995)	(411,897)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the three and nine months ended September 30, 2022 and 2021, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Share of equity method investee losses	$-	$(193,147)

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

As of September 30, 2022 and December 31, 2021, the aggregate carrying values of the convertible debentures were both $0; and accrued convertible interest were both $0.

Total interest expenses in connection with the above convertible note payable were $0 and $20,833 for the three months ended September 30, 2022 and 2021, respectively.

Total interest expenses in connection with the above convertible note payable were $0 and $150,230 for the nine months ended September 30, 2022 and 2021, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	September 30,	December 31,
	2022	2021
Cathay United Bank	$236,250	$270,000
CTBC Bank	630,000	720,000
Cathay Bank	1,000,000	650,000
Total	$1,866,250	$1,640,000

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $236,250. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $236,250. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $236,250 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $236,250 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $236,250 for one year, which is due on September 6, 2021. On September 6, 2021, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $236,250 for one year, which is due on September 6, 2022. On September 6, 2022, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $236,250 for one year, which is due on September 6, 2023.  As of September 30, 2022 and December 31, 2021, the effective interest rates per annum was 2.54% and 2.10%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,604 and $1,417 for the three months ended September 30, 2022 and 2021, respectively.

Interest expenses were $4,401 and $4,221 for the nine months ended September 30, 2022 and 2021, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $315,000, and NT$10,000,000, equivalent to $315,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $630,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $630,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $630,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $630,000 for six months, which is due on July 15, 2021. On July 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $630,000 for six months, which is due on January 14, 2022. On January 14, 2022, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $630,000 for six months, which is due on July 14, 2022. On July 14, 2022, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $630,000 for six months, which is due on January 14, 2023.  The loan balances bear interest at a fixed rate of 2.00% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,289 and $3,023 for the three months ended September 30, 2022 and 2021, respectively.

Interest expenses were $9,002 and $9,005 for the nine months ended September 30, 2022 and 2021, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On June 30, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, the Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On October 31, 2021, the Company renewed the Loan Agreement with the principal amount of $650,000 for twelve months, which is due on October 30, 2022. On September 24, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. As of September 30, 2022 and December 31, 2021, the effective interest rates per annum was 6.25%    and 3.75%, respectively and the outstanding loan balance were $1,000,000 and $650,000.

Interest expenses were $12,446 and $4,014 for the three months ended September 30, 2022 and 2021, respectively.

Interest expenses were $28,109 and $11,911 for the nine months ended September 30, 2022 and 2021, respectively.

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

As a result, the Company recorded the forgiveness of the PPP loans as government grant income in the aggregate amount of $360,898 during the year ended December 31, 2021. As of September 30, 2022, there was no outstanding balance payable to the bank.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $94,500, for working capital purpose. On September 11, 2021 the outstanding balance has been repaid in full. As of September 30, 2022 and December 31, 2021, the balance due to this individual amounted to both $0. Interest expense were $0 and $2,142 for the three months ended September 30, 2022 and 2021, respectively. Interest expense were $0 and $8,568 for the nine months ended September 30, 2022 and 2021, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term. On February 18, 2021, the Company extended the contract for six months under the same term. On August 26, 2021, the loan with interest has been repaid in full. Accrued interest expense were both $0 as of September 30, 2022 and December 31, 2021.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
ABVC BioPharma (HK), Limited	An entity 100% owned by Mr. Tsung-Shann Jiang

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2022	2021
GenePharm Inc.	$-	$142,225
Rgene	-	2,374
Amkey	-	800
Total	$-	$145,399

(1)	During the third quarter of 2022, the Company made an impairment to write off the long-due balance from GenePharm Inc. as it existed over 1 year.

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related party - Current

	September 30,	December 31,
	2022	2021
Rgene	$500,000	$-
Total	$500,000	$-

Due from related parties – Non-Current

	September 30,	December 31,
	2022	2021
Rgene	$1,480	$49,110
BioFirst (Australia)	1,038,775	491,816
BioHopeKing Corporation	-	124,972
LBG USA	-	675
BioLite Japan	150,000	150,000
Keypoint	-	1,610
Total	$1,190,255	$818,183

(1)	As of September 30, 2022, and December 31, 2021, the Company has advanced an aggregate amount of $500,000 and $0 as current amount due from related party, and $1,480 and $49,110 to Rgene as non-current amount due from related party for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum). As of September 30, 2022, and December 31, 2021, the outstanding loan balance was $501,480 and $33,520, which including the loan agreement signed in June 2022 amounted $500,000, according to the agreement, the Company provided a one-year convertible loan with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided. The Company is expected to receive the outstanding loan from the related party by the end of 2022, either by cash or conversion of shares of Rgene. On January 1, 2021, BioLite Taiwan entered into a consultant services agreement with Rgene. The outstanding amount was settled during September 2022, and the amount due from Rgene was $0 and $1,889 as of September 30, 2022 and December 31, 2021, respectively.

(2)	On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per 2annum, but $249,975 of which has been settled in July 2021. On September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. As of September 30, 2022 and December 31, 2021, the aggregate amount of outstanding loan and accrued interest and allocated research fee was $1,038,775 and $491,816, respectively. The Company is expected to receive the outstanding amount in full by the end of 2022.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of September 30, 2022 and December 31, 2021, due from BHK was $0 and $124,972, respectively. The Company made an impairment to write off the amount due from BHK.

(4)	On February 27, 2019, the Company has advanced funds to LBG USA for working capital purpose. The advances bear 0% interest rate and are due on demand. As of September 30, 2022 and December 31, 2021, the outstanding advance balances was $0 and $675, respectively. The Company made an impairment to write off the amount due from LBG USA.

(5)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of September 30, 2022 and December 31, 2021, the outstanding advance balances was $150,000 and $150,000, respectively. The Company is expected to receive the outstanding amount by the end of 2022.

(6)	On October 31, 2020, the Company has advanced an aggregate amount of $1,610 to Keypoint for working capital purpose. Under the terms of the loan agreement, the loan bears interest at 6.5% per annum and the loan will be matured on October 30, 2021. As of September 30, 2022 and December 31, 2021, the outstanding loan balance was $0 and $1,610, respectively. The Company made an impairment to write off the amount due from Keypoint.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2022	2021
BioFirst Corporation	$40,878	$40,878
BioFirst (Australia)	211,147	132,443
AsiaGene	24,017	24,017
YuanGene	9,205	9,205
The Jiangs	19,789	18,750
Due to shareholders	146,790	168,131
Total	$451,826	$393,424

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of September 30, 2022 and December 31, 2021, the aggregate amount of outstanding balance and accrued interest is $40,878.

(2)	As of September 30, 2022, and December 31, 2021, BioFirst (Australia) has advanced the Company an aggregate amount of $211,147 and $132,443, respectively for new project purpose.

(3)	As of September 30, 2022, and December 31, 2021, AsiaGene has advanced the Company an aggregate amount of $24,017 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(4)	As of September 30, 2022, and December 31, 2021, YuanGene has advanced the Company an aggregate amount of $9,205 for working capital purpose. This advance bears 0% interest rate and is due on demand.

(5)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of September 30, 2022, and December 31, 2021, the outstanding balance due to the Jiangs amounted to $19,789 and $18,750, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(6)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. As of September 30, 2022 and December 31, 2021, the outstanding principal and accrued interest was $146,790 and $168,131, respectively. Interest expenses in connection with these loans were $5,208 and $5,679 for the three months ended September 30, 2022 and 2021, respectively. Interest expenses in connection with these loans were $15,922 and $16,670 for the nine months ended September 30, 2022 and 2021, respectively.

13. INCOME TAXES

Income tax expense for the three-month and nine-month periods ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current:
Federal	$-	$-	$-	$-
State	800	-	1,600	800
Foreign	-	-	-	-
Total Current	$800	$-	$1,600	$800
Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	3,422	(75,667)	(166,696)	(187,055)
Total Deferred	$3,422	$(75,667)	$(166,696)	$(187,055)
Total provision for income taxes	$4,222	$(75,667)	$(165,096)	$(186,255)

Deferred tax assets (liability) as of September 30, 2022 and December 31, 2021 consist approximately of:

	September 30,	December 31,
	2022	2021
Loss on impairment of Assets	648,716	741,390
Net operating loss carryforwards in the Taiwan	402,245	283,725
Tax credit of investment	610,914	698,187
Gross	1,661,875	1,723,302
Valuation allowance	(648,716)	(741,390)
Net	$1,013,159	$981,912

14. EQUITY

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of September 30, 2022 and December 31, 2021, stock subscription receivable was $1,580,180 and $2,257,400, respectively.

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

In May 2022, the Company and an institutional investor entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock at an offering price of $2.11 per share in a registered direct offering. The shares of the Company’s common stock were issued for gross proceeds of $4,220,000, before placement agent fees and legal fees of $556,075. Pursuant to the offering, the Company will also issue 5-year warrants to purchase 2,000,000 shares of common stock, exercisable at a price of $2.45 per share. As of September 30, 2022, these warrants have been issued but not exercised.

On July 10, 2022, the Board approved the issuance of 75,000 shares of common stock to Barlew Holdings, LLC pursuant to the consulting agreement by and between Barlew Holdings, LLC and the Company dated July 1, 2022, and 250,000 shares of common stock to Inverlew Advisors, LLC, in accordance with the consulting agreement by and between Inverlew Advisors, LLC and the Company dated July 1, 2022.

15. STOCK OPTIONS

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

The weighted average grant date fair value of options granted during the years ended December 31, 2021 was $2.09. There are 2,979,264 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2021. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $0 for the three and nine months ended September 30, 2022 and 2021, respectively. There were no options exercised during the three and nine months ended September 30, 2022. As of September 30, 2022, there were no unvested options.

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $3 per share, exercisable for 10 years from the grant date. As of September 30, 2022, these stock options have not been granted.

16. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Numerator:
Net loss attributable to ABVC’s common stockholders	$(3,704,864)	$(1,806,488)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	32,574,551	26,882,181
Stock options	–	–
Weighted-average shares outstanding - Diluted	32,574,551	26,882,181

Loss per share
-Basic	$(0.11)	$(0.07)
-Diluted	$(0.11)	$(0.07)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Numerator:
Net loss attributable to ABVC’s common stockholders	$(11,559,301)	$(4,906,559)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	31,193,397	25,053,522
Stock options	–	–
Weighted-average shares outstanding - Diluted	31,193,397	25,053,522

Loss per share
-Basic	$(0.37)	$(0.20)
-Diluted	$(0.37)	$(0.20)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

17. LEASE

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

	September 30, 2022	December 31, 2021
ASSETS
Operating lease right-of-use assets	$1,243,930	$1,471,899
LIABILITIES
Operating lease liabilities (current)	363,752	347,100
Operating lease liabilities (noncurrent)	880,178	1,124,799

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2022	2021
Operating lease expenses	$87,367	$86,280

	Nine Months Ended September 30,
	2022	2021
Operating lease expenses	$261,494	$165,127

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$261,494	$165,127

	September 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	2.79 years	2.90 years

Weighted Average Discount Rate:
Operating leases	1.52%	1.39%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2022 (excluding nine months ended September 30, 2022)	$91,387
2023	371,055
2024	386,244
2025	348,525
Thereafter	56,915
Total future minimum lease payments, undiscounted	1,254,126
Less: Imputed interest	10,196
Present value of future minimum lease payments	$1,243,930

18. BUSINESS COMBINATION

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

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after September 30, 2022 up through the date the Company issued these unaudited consolidated financial statements on November 14, 2022. All subsequent events requiring recognition as of September 30, 2022 have been incorporated into these unaudited consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the nine months ended September 30, 2022, the Company generated $336,961 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services, and $1,559 from consulting services provided to a related party.

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

On August 19, 2022, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “ABVC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until February 14, 2023, to regain compliance with Rule 5550(a)(2). If at any time before February 14, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with Rule 5550(a)(2) by February 14, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to provide written notice to Nasdaq of its intent to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

The Company intends to actively monitor the closing bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with Rule 5550(a)(2).

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

The Phase II clinical study was a randomized, double-blind, placebo-controlled, multi-center trial, in which 60 adult patients with confirmed moderate to severe MDD were treated with PDC-1421 in either low dose (380 mg) or high dose (2 x 380 mg) compared with placebo administration, three times a day for six weeks. PDC-1421 high dose (2 x 380 mg) met the pre-specified primary endpoint by demonstrating a highly significant 13.2-point reduction in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score by Intention-To-Treat (ITT) analysis, averaged over the 6-week treatment period (overall treatment effect) from baseline, as compared to 9.2-point reduction of the placebo group. By Per-Protocol (PP) analysis, PDC-1421 showed a dose dependent efficacy toward MDD in which high dose (2 x 380 mg) gave 13.4-point reduction in MADRS total score from baseline and low dose (380 mg) gave 10.4-point reduction as compared to a 8.6-point in the placebo group. The completed Phase II clinical study indicated that the drug can be administered chronically over at least 42 days with the daily dose administered three times per day, wherein each dose contains from 380 mg to 760 mg of the botanical extraction.

On October 20, 2022, the Company received a Notice of Allowance for ABV-1504 from the US Patent and Trademark Office that extends the existing patent life of ABV-1504 from 2021 to the year 2041. The patent, entitled “Polygala Extract for the Treatment of Major Depressive Disorder,” outlines a method for treating major depressive disorder by oral administration of a composition, ABV-1504, containing Radix Polygalae (Polygala tenuifolia Willd). The polygala extract, designated PDC-1421, is the key active ingredient in ABV-1504 which was orally administered to healthy volunteers and proved to be safe and well-tolerated for a daily dose from 380 mg to 3800 mg.

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

On August 2, 2022 the Company received the formal approval from Central Research Ethics Committee (CREC) of The National Research Council of Thailand for Vitargus® Phase II Study Protocol (ABV-1701-02) to be conducted at Ramathibodi Hospital, Mahidol University and Srinagarind Hospital, Khon Kaen University of Thailand. On November 2, 2022, both hospitals received Thai FDA investigational product (IP) import licenses allowing them to initiate the clinical study in Thailand. The Phase II clinical study entitled “A Prospective Multi-Site Randomized Controlled Clinical Investigation of the Safety and Effectiveness of the ABV1701 Ocular Endotamponade (OE)” will be   initiated in Thailand. In parallel, Vitargus Phase II Study protocol documents were accepted by the Australian Bellberry Human Research Ethics Committee (HREC) and a Clinical Trial Notification (“CTN”) was submitted to the Australian Therapeutic Goods Administration (TGA) to initiate the study in Australia.

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

On July 12, 2022, the Company announced the enrollment progress in the Phase II Part II clinical study of the company’s ADHD medicine (ABV-1505). Since the first-treated subject reported on May 10, 2022, a total of thirty-five (35) subjects have been enrolled in the study, including 20 who have completed the 56-day treatment. The study, a randomized, double-blind, placebo-controlled study entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II, is expected to eventually involve approximately 100 patients. Five prestigious research hospitals in Taiwan and the research hospital at the University of California, San Francisco (UCSF) are participating in the study which is a continuation of the Phase II part 1 study of ABV-1505 completed successfully at UCSF and accepted by the U.S. Food & Drug Administration in October of 2020. The UCSF Medical Center Institutional Review Board has approved participation in the Part 2 study, which the Company expects to start setting up in the first quarter of 2023.

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

The Cedars-Sinai Medical Center (CSMC, West Hollywood CA) Institutional Review Board (IRB) has approved their institution joining the Phase I study of ABV-1601 for treating depression in cancer patients. The Principal Investigator of the CSMC study will be Dr. Scott A. Irwin, MD, PhD., an eminent Professor of Psychiatry & Behavioral Neurosciences. The Phase I study is open label and will be conducted with 12 cancer patients with moderate to severe depressive symptoms. The main objective of the study is to evaluate the safety of PDC-1421, the primary active ingredient in ABV-1601. The second objective is to determine the most effective dosages for a randomized, double-blind, non-inferiority Phase II trial of PDC-1421 that ABVC expects to initiate in 2023. The Company then intends to compare results of the Phase II study of ABV-1601 to Wellbutrin XL, a commonly used medicine to treat cancer patients suffering with depression.

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

Strategy

Key elements of our business strategy include:

●	Advancing to the pivotal trial phase of ABV-1701 Vitargus® for the treatments of Retinal Detachment or Vitreous Hemorrhage, which we expect to generate revenues in the future.

●	Focusing on licensing ABV-1504 for the treatment of major depressive disorder, MDD.

●	Completing Phase II, Part 2 clinical trial for ABV-1505 for the treatment of attention deficit hyperactivity disorder, ADHD.

●	Out licensing drug candidates and medical device candidates to major pharmaceutical companies for phase III and pivotal clinical trials, as applicable, and further marketing if approved by the FDA.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

Summary of Critical Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2022, and results of operations and cash flows for the nine months ended September 30, 2022 and 2021. The unaudited interim consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and related notes included in the Company’s audited consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s unaudited financial statements are expressed in U.S. dollars.

Reclassifications of Prior Year Presentation

Certain prior year unaudited consolidated balance sheet and unaudited consolidated cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents amounted $1,323,543 and $5,828,548, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of September 30, 2022 and December 31, 2021, the Company’s restricted cash equivalents amounted $646,604 and $736,667, respectively.

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

We perform ongoing credit evaluation of our customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. We determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Concentration of clients

As of September 30, 2022, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 36.71% of the Company’s total account receivable; the second major client, GenePharm Inc., with its Chairman being the Board of Director of Biokey, accounted for 27.44% of the Company’s total account receivable; the least major client, manufactures drugs in pharmaceutical preparations in pharmaceutical industry, accounted for 22.98% of the Company’s total accounts receivable.

For the nine months ended September 30, 2022, one major client, Rgene Corporation, Shareholder of the Company which works in development and commercialization of new drugs in Taiwan, accounted for 79.18% of the Company's total revenues. For the nine months ended September 30, 2021, two major clients, which develops novel treatment for ocular Graft-versus-Host Disease, and manufacture drugs in pharmaceutical preparations, in pharmaceutical industry, accounted for 39.61% and 25.09% of the Company's total revenues, respectively.

For the three months ended September 30, 2022, three major clients, in biotech, agriculture and pharmaceutical industries, which commercialize dietary supplement products in Taiwan and China, grow and develop Maitake dietary supplement products in Canada and the US, and develop novel treatment for ocular Graft-versus-Host Disease, accounted for 47.84%, 16.47% and 15.6% of the Company's total revenues, respectively. For the three months ended September 30, 2021, two major clients, in pharmaceutical and agriculture industry, which develop novel treatment for ocular Graft-versus-Host Disease, and grow and develop Maitake dietary supplement products in Canada and the US, accounted for 47.57% and 14.43% of the Company's total revenues, respectively.

Concentration of vendors

For the nine months ended September 30, 2022, one vendor in dietary supplement industry, who provides dietary supplement and manufacturing consultation, accounted for 40.5% of the Company’s total purchases. For the nine months ended September 30, 2021, three vendors, in research, chemical and monitoring and testing industry, who provides life science product and service solution, manufacture and distribute fine chemicals and laboratory products, as well as distributing manufacturers of data logging, data acquisition products, accounted for 29.7%, 24.9% and 24.7% of the Company’s total purchases, respectively.

For the three months ended September 30, 2022, one vendor in dietary supplement industry, who provides dietary supplement and manufacturing consultation, accounted for 79.1% of the Company’s total purchase. For the three months ended September 30, 2021, two vendors, in pharmaceutical and scientific instrumentation industry, who provides pharmaceutical and contract service, as well as manufacture analytical instrumentation, accounted for 89.1% and 10.9% of the Company’s total purchases, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,302 and $2,906 for the three months ended September 30, 2022 and 2021, respectively.  The total amounts for such employee benefits, which were expensed as incurred, were $9,948 and $8,268 for the nine months ended September 30, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $225,740 for the three months ended September 30, 2022 and 2021, respectively. Total non-employee stock-based compensation expenses were $5,143,483 and $927,220 for the nine months ended September 30, 2022 and 2021, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2022 and 2021. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its unaudited consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact that the standard will have on its unaudited consolidated financial statements.

Results of Operations — Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	September 30, 2022	September 30, 2021

Revenues	$42,269	$98,999

Cost of revenues	10,741	393

Gross profit	31,528	98,606

Operating expenses
Selling, general and administrative expenses	3,216,146	1,579,996
Research and development expenses	305,483	263,424
Stock-based compensation	225,740	225,740
Total operating expenses	3,747,369	2,069,160

Loss from operations	(3,715,841)	(1,970,554)

Other income (expense)
Interest income	48,164	9,333
Interest expense	(126,536)	(38,677)
Operating sublease income	21,597	2,624
Operating sublease income – related parties	-	1,200
Gain/Loss on foreign exchange changes	(177)	(5,999)
Gain/Loss on investment in equity securities	-	(91,765)
Other (expense) income	491	(404)
Government grant income	-	132,331
Total other income (expense)	(56,461)	8,643

Loss before provision income tax	(3,772,302)	(1,961,911)

Provision for income tax	4,222	(75,667)

Net loss	(3,776,524)	(1,886,244)

Net loss attributable to noncontrolling interests	(71,660)	(79,756)

Net loss attributed to ABVC and subsidiaries	(3,704,864)	(1,806,488)
Foreign currency translation adjustment	(190,019)	16,137
Comprehensive Loss	$(3,783,248)	$(1,790,351)

Net loss per share:
Basic and diluted	$(0.11)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	32,574,551	26,882,181

Revenues. We generated $42,269 and $98,999 in revenues for the three months ended September 30, 2022 and 2021, respectively. The decrease in revenues was mainly due to the completion of certain contract services during Q3 2021.

Operating Expenses. Our operating expenses have increased by $1,678,209, or 81%, to $3,747,369 for the three months ended September 30, 2022 from $2,069,160 for the three months ended September 30, 2021. Such increase in operating expenses was mainly attributable to the increase in selling, general and administrative expenses by $1,636,150 which relates to costs in conjunction with our recent stock issuance, and increase in research and development expenses of $42,059 to continue developing our pipeline.

Other Income (Expense). Our other (expense) income was $(56,461) for the three months ended September 30, 2022, compared to $8,643 for the three months ended September 30, 2021. The change was principally caused by the increase in interest expense, while being offset by the increase in interest income for the three months ended September 30, 2022,and loss on investment in equity securities and government grant income for the three months ended September 30, 2021.

Interest income (expense), net, was $(78,372) for the three months ended September 30, 2022, compared to $(29,344) for the three months ended September 30, 2021. The increase of $49,028, or approximately 167%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $3,776,524 for the three months ended September 30, 2022 compared to $1,886,244 for the three months ended September 30, 2021, representing an increase of $1,890,280, or 100%.

Results of Operations — Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.

The following table presents, for the nine months indicated, our consolidated statements of operations information.

	September 30, 2022	September 30, 2021

Revenues	$380,789	$393,590

Cost of revenues	21,004	2,284

Gross profit	359,785	391,306

Operating expenses
Selling, general and administrative expenses	6,000,055	3,979,283
Research and development expenses	1,197,669	743,617
Stock-based compensation	5,143,483	927,220
Total operating expenses	12,341,207	5,650,120

Loss from operations	(11,869,787)	(5,258,814)

Other income (expense)
Interest income	127,354	72,584
Interest expense	(159,507)	(251,577)
Operating sublease income	78,523	60,822
Operating sublease income – related parties	-	3,600
Gain/Loss on foreign exchange changes	17,865	(10,806)
Gain/Loss on investment in equity securities	-	(193,147)
Other (expense) income	(59,381)	(171)
Government grant income	-	256,731
Total other income (expense)	4,854	(61,964)

Loss before provision income tax	(11,976,568)	(5,320,778)

Provision for income tax	(165,096)	(186,255)

Net loss	(11,811,472)	(5,134,523)

Net loss attributable to noncontrolling interests	(252,171)	(227,964)

Net loss attributed to ABVC and subsidiaries	(11,559,301)	(4,906,559)
Foreign currency translation adjustment	(426,579)	416,858
Comprehensive Loss	$(11,874,245)	$(4,489,701)

Net loss per share:
Basic and diluted	$(0.37)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	31,193,397	25,053,522

Revenues. We generated $380,789 and $393,590 in revenues for the nine months ended September 30, 2022 and 2021, respectively. The decrease in revenue was mainly due to the decrease in CDMO sector.

Operating Expenses. Our operating expenses have increased by $6,691,087, or 118%, to $12,341,207 for the nine months ended September 30, 2022 from $5,650,120 for the nine months ended September 30, 2021. Such increase in operating expenses was mainly attributable to the increase in stock-based compensation and selling, general and administrative expenses by $6,237,035 which relates to costs in conjunction with our recent stock issuance, as well as the increase in research and development expenses of $454,052 to continue developing our pipeline.

Other Income (Expense). Our other income (expense), net was $4,854 for the nine months ended September 30, 2022, compared to $(61,964) for the nine months ended September 30, 2021. The change was principally caused by the decrease in interest expense, as well as the loss on investment in equity securities and government grant income which occurred in the nine months ended September 30, 2021.

Interest income (expense), net, was $(32,153) for the nine months ended September 30, 2022, compared to $(178,993) for the nine months ended September 30, 2021. The decrease of $146,840, or approximately 82%, was primarily due to the repayment of convertible notes payable during the year ended 2021.

Government grant income totaled $0 for the nine months ended September 30, 2022, compared to $256,731 for the nine months ended September 30, 2021, which was recorded as receipt of the first round of PPP loan forgiveness.

Net Loss. As a result of the above factors, our net loss was $11,811,472 for the nine months ended September 30, 2022 compared to $5,134,523 for the nine months ended September 30, 2021, representing an increase of $6,676,949, or 130%.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)
Current Assets	$2,903,080	$7,653,782
Current Liabilities	$3,894,310	$3,692,312
Working (Deficit) Capital	$(991,230)	$3,691,470

Cash Flow from Operating Activities

During the nine months ended September 30, 2022 and 2021, the net cash used in operating activities were $6,937,322 and $5,073,103, respectively. The increase in the amount used in operating activities of $1,864,219 was primarily due to the increased amount due from related parties, inventory, accounts payable, non-cash stock-based compensation for nonemployees, and decreased accounts receivable, prepaid expenses and deposits, accrued expenses and other current liabilities, investment loss, deferred tax, advance from others, non-cash government grant income and increase in net loss during the nine months ended September 30, 2022.

Cash Flow from Investing Activities

During the nine months ended September 30, 2022 and 2021, the net cash used in investing activities were $1,638,396 and $1,232,812 respectively. The decreases were mainly due to the increase in purchase of equipment during nine months ended September 30, 2022, as well as cash used in purchase of investments and prepayment for equity investment during the nine months ended September 30, 2021.

Cash Flow from Financing Activities

During the nine months ended September 30, 2022 and 2021, the net cash provided by financing activities were $4,267,425 and $5,742,737, respectively. The decrease in net cash provided by financing activities was primarily due to the decrease in issuance of common stock and proceeds from short-term loans during the nine months ended September 31, 2022, and payment for offering cost, proceeds from long-term bank loans and repayment of convertible notes, notes payable and long-term bank loans during the nine months ended September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2022.

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

ABVC BioPharma, Inc.

Dated: November 14, 2022	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: November 14, 2022	By:	/s/ Leeds Chow
Leeds Chow
Chief Financial Officer (Principal Financial Officer)