Form 10-K
period 2022-12-31
ABVC BIOPHARMA, INC.
filed 2023-03-31
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-40700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $18,851,957 and 0, based on the closing price of $1.06 on June 30, 2022.

As of March 31, 2023, the registrant had 33,080,740 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ABVC BioPharma, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

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

“China” and “P.R.C.” refer to the People’s Republic of China, including Hong Kong Special Administrative Region and the Macau Special Administrative Region, unless referencing specific laws and regulations adopted by the PRC and other legal or tax matters only applicable to mainland China, excluding Taiwan for purposes of this report;

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

Summary of Risk Factors

The following summarizes some, but not all, of the risks provided below. Please carefully consider all of the information discussed in Item 1A “Risk Factors” in this annual report for a more thorough description of these and other risks.

Risks Related to the Company’s Business

●	Risks relating to unfavorable global economic conditions, including health and safety concerns on the business, financial condition, and results of operations.

●	Risks relating to no history in obtaining regulatory approval for, or commercializing, any new drug candidate.

●	Risks relating to dependence on successful development, acquisition or licensing of new drugs.

●	Risks relating to side effects associated with current or future products that could impact growth.

●	Risks relating to product liability claims and substantial liabilities

●	Risks relating to conducting clinical trials at sites outside the United States.

●	Risks relating to failure in demonstrating safety and efficacy of product candidates in clinical trials.

●	Risks relating to failure to achieve market acceptance.

●	Risks relating to failure to enter successful collaborations or establish and maintain additional strategic partnerships

●	Risks relating to termination of license agreements.

●	Risks relating to dependence on one supplier for API of certain drug candidates.

●	Risks relating to claims relating to improper handling, storage or disposal of hazardous chemicals and biological materials.

●	Risks relating to failure to maintain and monitor the sample of drug candidates.

Risks Related to Intellectual Property

●	Risks relating to improper disclosure and misappropriation of confidential information or trade secrets

●	Risks relating to protection of our IP or infringement of IP rights of other parties

●	Risks relating to unable to protect and enforce our IP rights throughout the world.

Regulatory Risks Relating to Biopharmaceutical Business

●	Risks relating to fail or delay to obtain regulatory approval

●	Risks relating to competition from more established and well-resourced companies.

Risks Relating to Doing Business Outside the United States

●	Risks relating to international operations.

Risks Related to the Company’s Financial Condition

●	Risks relating to our existing indebtedness.

●	Risks relating to our disclosure controls and procedures and internal financial reporting controls.

●	Risks relating to creation of new series of preferred stock.

●	Risks relating to failure in safeguarding our computer network system.

Risks Related to the Company’s Common Stock

●	Risks relating to volatility of share price.

●	Risks relating to certain shareholders have substantial influence over our Company and their interests may not be aligned with the interests of our other shareholders

●	Risks relating to future sales and issuances of our common stock or rights to purchase common stock

ITEM 1. DESCRIPTION OF BUSINESS

Industry Overview

The biotechnology industry focuses on developing breakthrough products and technologies to combat various types of diseases through efficient industrial manufacturing process. Biotechnology is an important business sector in the world’s economies and plays a key role in human health. Companies engaged in biotechnology generally require large amounts of capital investment for their research & development activities and it may take up to tens of years to develop and commercialize a new drug or a new medical device. ABVC (“we” or the “Company”) is an early stage biotechnology company with a pipeline of seven new drugs and one medical device under development, all of which are licensed from related parties of the Company.

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

Institutions that have or are now conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II completed. NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 1 completed. Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine. Phase II, Part 2 clinical study sites includes UCSF and 5 locations in Taiwan.The Principal Investigators are Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D., Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital, Cheng-Ta Li, M.D., Taipei Veterans General Hospital. The Phase II, Part 2 began in the 1st quarter of 2022 at the 5 Taiwan sites. The UCSF site will join the study in the 2nd quarter of 2023.

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC). The Phase I clinical study will be initiated in the 1st quarter of 2023.

●

Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand Sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina. The Phase II study will be started in the 2nd quarter of 2023.

The following trials are expected to begin in the third quarter of 2023:

●	Drug: ABV-1519, Non-Small Cell Lung Cancer treatment, Phase I/II Study in Taiwan, Principal Investigator: Dr. Yung-Hung Luo, M.D., Taipei Veterans General Hospital (TVGH)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

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

In 2022, BioKey began manufacturing a dietary supplement based on the maitake mushroom.  The mushrooms, supplied by Shogun Maitake Canada, Co. Ltd., are grown in a controlled temperature and humid environment free of pesticides and chemicals. Initially, sales of the new supplement in the US and Canada will be targeted to high end grocery stores and worldwide via online distribution. While there are many mushroom-based supplements currently available to customers, BioKey believes its new line has a significant competitive advantage since the purity and consistency of the mushrooms themselves exceeds any maitake mushrooms currently available and the extraction process employed by BioKey delivers a particularly strong dose. The maitake mushroom is rich in bioactive polysaccharides, especially beta-glucans. These polysaccharides have well-documented immune-protecting and antitumor properties. BioKey has developed both a tablet and a liquid version of the supplement. GMP manufacturing of bulk quantities Maitake mushroom tablets and Maitake mushroom drinks were completed in 2 and 1 batches respectively for commercial launches in Taiwan and Canada in 2022.

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

On August 19, 2022, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were initially given until February 14, 2023 to regain compliance with Rule 5550(a)(2). Since we did not regain compliance by such date, we requested and received an additional 180 days, until August 14, 2023, to comply with Rule 5550(a)(2).

[1]	J Cancer Res Clin Oncol (2009) 135:1215-1221

The deficiency has no immediate effect on the listing of our common stock, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “ABVC” at this time.

If at any time before August 14, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that we have achieved compliance and the matter will be closed.

If we do not regain compliance with Rule 5550(a)(2) by August 14, 2023, the Staff will provide written notification that our securities will be delisted, although we maintain the right to appeal such determination.

We intend to actively monitor the closing bid price for our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 5550(a)(2).

Name Change and Cusip Number

The Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the Company’s corporate name to “ABVC BioPharma, Inc.” and approved and adopted the Certificate of Amendment to affect same at the 2020 annual meeting of shareholders (the “Annual Meeting”). Nevada’s Secretary of State approved the name change on March 8, 2021, and FINRA processed our request for such name change on April 30, 2021. The new name was effective on May 3, 2021. Stock certificates issued before the name change remain valid and stockholders are not required to submit their stock certificates for exchange as a result of the name change. New stock certificates issued by the Company after the name change will be printed with the Company’s new name, ABVC BioPharma, Inc.; existing stock certificates remain valid.

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

The Phase II Part II study with its clinical protocol entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II” is a randomized, double-blind, placebo-controlled, parallel three-groups with a maximum 99 subjects to be enrolled. This study was started at five Taiwan medical centers beginning in April 2022. The University of California, San Francisco site will be initiated in the 1st quarter of 2023.

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

For the Phase II trial of ABV-1601, ABVC plans to recruit a maximum number of 54 cancer patients with depression, to whom ABVC intends to administer ABV-1601 oral capsules. ABVC is engaging the Principal Investigator at Cedars-Sinai Medical Center in the U.S. which designed a randomized, double-blind dose escalation study with a comparator-controlled group to assess the efficacy and safety profile of ABV-1601, primarily against Montgomery-Åsberg Depression Rating Scale (MADRS) total score. The primary endpoint of the Phase II trial is a change in MADRS, Hospital Anxiety and Depression Scale (HADS), subscales (HADS-A and HADS-D), and Clinical Global Impression Scale (CGI) total scores from baseline in patients taking PDC-1421 compared to the comparator. As of the date of this report, the Part I of Phase II clinical protocol, which is an open trial, has been approved by Cedars-Sinai Medical Center IRB Committee. This study will be initiated on March 31, 2023.

II.	Oncology

1.	ABV-1702 to treat Myelodysplastic Syndrome (“MDS”)

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

The Company expects to begin Phase II clinical trials of ABV-1702 in the fourth quarter of 2023 and is actively looking for qualified principal investigators and an appropriate site for the study and therefore the timing cannot be guaranteed.

2.	ABV-1703 to treat Pancreatic Cancer

ABVC developed a new indication for Pancreatic Cancer from Maitake Extract, which is named as ABV-1703 and out licensed it to Rgene for the preparation of its IND application with the FDA. On August 25, 2017, ABV-1703’s Phase II trial was approved by FDA. Pursuant to the ABVC-Rgene Co-development Agreement, ABVC is responsible for coordinating and conducting the clinical trials of ABV-1703 globally and Rgene is responsible for preparing the related FDA applications. As of the date of this report, we are engaging Cedars-Sinai Medical Center in the U.S. to conduct the Phase II clinical trial and plan to initiate the Phase II trial in the third quarter of 2023. We plan to submit ABV-1703’s Phase II clinical trial IND to the Taiwan FDA after we commence the clinical trials in the United States.

3.	ABV- 1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (“TNBC”)

●	ABV- 1501 is developed from BLI-1401-2 whose active pharmaceutical ingredient is Yukiguni Maitake Extract 404. Memorial Sloan Kettering Cancer Center (“MSKCC”) conducted the Phase I clinical trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom), which is very similar to Yukiguni Maitake Extract 404. The Phase I trial focused on Grifola frondosa extract’s immunological effects on breast cancer patients. The results of the Phase I trial showed that oral administration of a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood.

●	Our ABV-1501 Investigational New Drug (“IND”) application to the US FDA for the Phase II clinical trials referencing the MSKCC maitake research resulted in a Phase II IND approval in March of 2016 by the U.S. FDA.

●	The collaboration with BHK to file clinical trial application to the Taiwan FDA (“TFDA”) for conducting this combination therapy trial in Taiwan was temporarily put on hold due to the lack of funding.

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

ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study will be started in the 2nd quarter of 2023. A total of four (4) study sites in Australia and Thailand join this multi-nation and multi-site clinical study. We plan to extend the Phase II study to a Phase III pivotal study by adding sites in Taiwan, USA, and China in 2024.

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

III.	Clinical Development Service Agreement with Rgene

On June 10, 2022, the Company expanded its co-development partnership with Rgene. BioKey entered into a Clinical Development Service Agreement with Rgene (“Service Agreement”) to guide certain Rgene drug products, RGC-1501 for the treatment of Non-Small Cell Lung Cancer (NSCLC), RGC-1502 for the treatment of pancreatic cancer and RGC 1503 for the treatment of colorectal cancer patients, through completion of Phase II clinical studies under U.S. FDA IND regulatory requirements (the “Rgene Studies”).

Under the terms of the Service Agreement, BioKey is eligible to receive payments totaling up to $3.0 million over a 3-year period with each payment amount to be determined by certain regulatory milestones obtained during the agreement period. Through a series of transactions over the past 5 years, the Company and Rgene have co-developed the three drug products covered by the Service Agreement, which has resulted in the Company owning 31.62% of Rgene.

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, for which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party by the 2023 Q1, either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months written notice. Either party may terminate the Service Agreement for cause by providing 30 days written notice.

Rgene has further agreed, effective July 1, 2022, to provide the Company with a seat on Rgene’s Board of Directors until the loan is repaid in full. The Company has nominated Dr. Jiang, its Chief Strategy Officer and Director to occupy that seat; Dr. Jiang is also one of the Company’s largest shareholders, owning 12.8% of the Company. For more information about the Service Agreement and Note, please refer to the current reports on Form 8-K filed on June 21, 2022.

BLEX 404, a new drug under clinical development covered by the Service Agreement, is extracted from Maitake mushroom (Grifola frondosa), an edible mushroom. Its immunological effects and the safety have been demonstrated in two Phase I/II clinical studies performed at Memorial Sloan Kettering Cancer Center (MSKCC) with breast cancer and myelodysplastic syndromes (MDS) patients.

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

Employees

As of December 31, 2022, we, including the subsidiaries, have 23 employees, 19 of which are full-time, located in the U.S. and Taiwan.

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

The Company has limited capital resources and operations. The CDMO services provided by BioKey generates a limited amount of revenue that can only partially support the operations of the Company. To date, the Company’s operations have been funded partially from the proceeds from financings or loans from its shareholders. From time to time, we may seek additional financing to provide the capital required to expand research and development (“R&D”) initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

If the Company does not raise sufficient capital to fund its ongoing development activities, it is likely that it will be unable to carry out its business plans, including R&D development and expansion of production facilities. Currently, the Company has had to put several projects on hold due to a lack of funding. Even if the Company obtains financing for near term operations and product development, the Company may require additional capital beyond the near term. Furthermore, additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed, its business, financial condition and results of operations would be materially adversely affected, and it could be forced to reduce or discontinue our operations.

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

The Company researches and develops the following seven drug products and one medical device: ABV-1501, ABV-1504, ABV-1505, ABV-1519, ABV-1702, ABV-1601 and ABV-1703. Each of these seven products may cause serious adverse effects to their users. For example, the API of ABV-1501, ABV-1702 and ABV-1703 is Maitake mushroom extract. Side effects, or adverse events, associated with Maitake mushroom extract include blood bilirubin increase, lymphocyte count decrease, neutrophil count decrease, platelet count decrease, white blood cell decrease, headache, and hyperglycemia. Serious adverse events (collectively, the “SAE”) associated with this compound include leukocytosis, platelet count decrease, eye disorders, abdominal pain, gastrointestinal disorders, aphonia, lung infection, muscle weakness right-sided, confusion, edema cerebral, stroke, dyspnea, wheezing, and pruritus.

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

In addition to ABVC’s current collaboration with BioHopeKing for selected Asian markets, a part of its strategy is to evaluate and, as deemed appropriate, enter into additional partnerships in the future with major biotechnology or pharmaceutical companies. ABVC’s products may prove to be difficult to effectively license out as planned. Various regulatory, commercial and manufacturing factors may impact ABVC’s ability to seek co-developers of or grow revenues from licensing out any of the seven products in the pipeline, none of which has been fully licensed out. Specifically, ABVC may encounter difficulty by virtue of:

●	its inability to effectively identify and align with commercial partners in the U.S. to collaborate the development of ABV-1504 for the treatment of Major Depressive Disorder, ABV-1505 to treat Attention-Deficit Hyperactivity Disease, ABV-1501 for the treatment of Triple Negative Breast Cancer, ABV-1519 to treat of Non-Small Cell Lung Cancer, ABV-1703 to the treatment of Pancreatic Cancer, ABV-1601 to treat Depression in Cancer Patients and ABV-1702 to treat Myelodysplastic syndromes and ABV-1701 Vitargus for the treatments of Retinal Detachment or Vitreous Hemorrhage;

●	its inability to secure appropriate contract research organizations (“CRO”s) to conduct data analysis, lab research and FDA communication; and

●	its inability to effectively continue clinical studies on and secure positive research results of all of our investigational new drugs to attract additional commercial collaborators outside the U.S.

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

ABVC’s Subsidiary BioLite depends on one supplier for the API of ABV-1703, ABV-1519, ABV-1502 and ABV-1501 and any failure of such supplier to deliver sufficient quantities of the API that meets its quality standard could have a material adverse effect on its research of these four drug candidates.

Currently BioLite relies primarily on Yukiguni, a Japanese supplier, to provide Yukiguni Maitake Extract 404, the API which is contained in ABV-1703, ABV-1519, ABV-1502 and ABV-1501, four of the seven drug candidates in BioLite’s oncology/hematology portfolio. It has entered into the Yukiguni License Agreement, among other things, for the delivery of Yukiguni Maitake Extract 404. BioLite agrees to fulfill its demand of the Yukiguni Maitake Extract 404 by purchasing first from Yukiguni respecting the therapeutic products and Yukiguni represents that it will provide sufficient quantities of such API that meets cGMP standards. If the supplies of Yukiguni Maitake Extract 404 were interrupted for any reason, BioLite’s research and development activities of these four drug candidates could be delayed. These delays could be extensive and expensive, especially in situations where a substitution is not readily available.

BioLite is currently negotiating with another supplier of Yukiguni Maitake Extract 404 that is located in Canada. However, there can be no assurance that the negotiation will be successful. Failure to obtain adequate supplies of high quality Yukiguni Maitake Extract 404 in a timely manner could have a disruptive effect on ABVC and BioLite’s research and development activities of ABV-1703, ABV-1519, ABV-1502 and ABV-1501, resulting in a material adverse effect on the Company’s business, financial condition and results of operations.

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

ABVC collaborates with partners whose primary place of business is in Taiwan, Republic of China and the Company has certain key employees in Taiwan. Foreign economic downturns may affect our results of operations in the future. Additionally, other facts relating to the operation of the Company’s business outside of the U.S. may have a material adverse effect on the Company’s business, financial condition and results of operations, including:

●	international economic and political changes;

●	the imposition of governmental controls or changes in government regulations, including tax laws, regulations and treaties;

●	changes in, or impositions of, legislative or regulatory requirements regarding the pharmaceutical industry;

●	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act and export control laws;

●	difficulties in achieving headcount reductions due to unionized labor and works councils;

●	restrictions on transfers of funds and assets between jurisdictions; and

●	China-Taiwan geo-political instability.

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

Sales to customers outside the United States accounted for 66 % and 7% for the years ended December 31, 2022 and 2021, respectively. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

Recently, U.S. public companies that have substantially all of their operations in China, have been subjects of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, lack of effective internal control over financial accountings, inadequate corporate governance and ineffective implementation thereof and, in many cases, allegations of fraud. As a result of enhanced scrutiny, criticism and negative publicity, the publicly traded stocks of many U.S.-listed Chinese companies have sharply decreased in value and, in some cases, have become virtually worthless or illiquid. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effects the sector-wide investigations will have on the Company. If the Company becomes a subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company will have to expend significant resources to investigate such allegations and defend the Company. If such allegations were not proven to be baseless, the Company would be severely hampered and the price of the stock of the Company could decline substantially. If such allegations were proven to be groundless, the investigation might have significantly distracted the attention of the Company’s management.

Risks Related to the Company’s Financial Condition

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2022, our outstanding current liabilities were approximately $5.8 million, which consisted primarily of short-term bank loans and accrued expenses. On April 5 and 20, 2020, we entered into certain exchange agreements separately with certain U.S. and non-U.S. holders of certain convertible promissory notes in the aggregate amount of $1,446,780; pursuant to the exchange agreements, we issued to the Holders an aggregate of 795,735 shares of Common Stock and warrants to purchase 795,735 shares of Common Stock. On November 9, 2020, we entered into an exchange agreement with a certain non-U.S. holder of certain convertible promissory notes in the amount of $270,272; pursuant to the exchange agreements, we will issue to the holder an aggregate of 120,121 shares of Common Stock and warrants to purchase 120,121 shares of Common Stock.    We also agreed to issue an aggregate of 545,182 options of common stock to some of our employees in lieu of their deferred salaries in an aggregate amount of $1,090,360.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting related to not having sufficient and skilled accounting personnel with appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2022. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

There is currently only a limited public market for our Common Stock, which is listed on the Nasdaq Capital Market, and there can be no assurance that a trading market will develop further or be maintained for our Common Stock in the future. The trading price of our Common Stock is likely to be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our executive officers, directors, and principal shareholders own, in the aggregate, approximately 61.4% of our outstanding Common Stock. As a result of their stockholdings, these shareholders are able to assert substantial control over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

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

We expect that we will need significant additional capital in the future to continue our planned operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, including issuance of equity securities pursuant to any future stock incentive plan to our officers, directors, employees and non-employee consultants for their services to us, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Common Stock. Further, any future sales of our Common Stock by us or resales of our Common Stock by our existing shareholders could cause the market price of our Common Stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock. On October 29, 2021, we filed a registration statement on Form S-3, as amended on November 16, 2021, which was declared effective on November 29, 2021. On May 11, 2022, we agreed to issue 2,000,000 shares of Common Stock, par value $0.001 per share, at a price of $2.11 per share and 5-year warrants to purchase up to 2,000,000 shares of Common Stock, exercisable at a price of $2.45 per share pursuant to certain securities purchase agreement dated May 11, 2022, which was effected as a takedown off the Company’s shelf registration statement on Form S-3, as amended. We also issued the co-placement agents warrants to purchase up to 160,000 shares of Common Stock, on the same terms as the investors warrants in connection with the transaction. We may issue shares of Common Stock through the Form S-3 in the future, which would further dilute your ownership.

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

On August 19, 2022, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). Under the Nasdaq Listing Rules, we have until February 14, 2023 to regain compliance. Since we did not regain compliance by such date, we requested and received an additional 180 days, until August 14, 2023, to comply with Rule 5550(a)(2).

If we fail to regain compliance on or prior to August 14, 2023, we could be subject to suspension and delisting proceedings, unless we timely appeal for a hearing before a Nasdaq Hearings Panel. The request for a hearing will stay any suspension or delisting action pending the issuance of the decision of the Nasdaq Hearings Panel following the hearing and the expiration of any additional extension granted by the Nasdaq Hearings Panel. The deficiency has no immediate effect on the listing of our common stock, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “ABVC” at this time. However, there can be no assurance that we will be able to regain compliance with the bid price requirement under Nasdaq Listing Rule 5550(a)(2).

If our common stock were delisted from the Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock.

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

ITEM 2. PROPERTIES

Our Subsidiary BioLite has its laboratories located in Hsinchu Biomedical Science Park, with an address of 20, Sec. 2, Shengyi Rd., 2nd Floor, Zhubei City, Hsinchu County 302, Taiwan (R.O.C.). On January 1, 2015, BioLite Taiwan entered into a lease agreement with the National Science Park Administrative Office (Hsinchu City) under which it rents two dormitory buildings in Hsinchu County, Taiwan for a period of five years. The aggregate leasing area amounts to approximately 678 square meters (equivalent to approximately 7,298 square feet) on the second floor of the building. The leased space counts for approximately 1.9% of the total space of the building. On January 1, 2020, BioLite Taiwan extended the contract for another five years. The new expiration date is on December 31, 2024. The rent increases by a small percentage each year during the term of the lease agreement. BioLite paid $60,104 and $60,296 in rental expense for the laboratory space for the years ended December 31, 2022 and 2021, respectively.

Another subsidiary BioKey is headquartered in Fremont, California. BioKey’s office lease will end on February 28, 2026 and the office occupies approximately 28,186 square feet. BioKey’s space consists of offices, research and production laboratories, and manufacturing facilities, which are GMP certified. BioKey has an option to extend the lease for its offices in Fremont for a period of five years commencing February 28, 2026, and BioKey may exercise this option for 5 more years. The total BioKey’s rental expenses were $328,051 and $331,482 for the years ended December 31, 2022 and 2021, respectively.

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

Holders. As of March 31, 2023, we had approximately 666 shareholders of record of our common stock.

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

During the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. As of December 31, 2022 and 2021, stock subscription receivable was $1,354,440 and $2,257,400, respectively.

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

On September 30, 2020, the Company issued an aggregate of 795,735 shares of Common Stock to five previous note holders, who had converted their outstanding principals and accrued and unpaid interests during 2020.   For the year ended December 31, 2022, no conversion was made to the note holders.

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

In January 2022, the Company agreed to pay the deferred service fees related to the Offering amounting to $4,296,763 by issuing 1,306,007 shares of unrestricted common shares, valued at $3.29 per share on the grant date.

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

On December 1, 2022, the Company issued 125,000 and 100,000 common shares to Euro-Asia Investment & Finance Corp Ltd. and Thalia Media Ltd. for consulting and advisory services.

On January 3, 2023, the Company issued 223,411 common shares to a consultant for providing consulting services on listing to NASDAQ in 2021.

On February 23, 2023, the Company entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167, for a purchase price of $3,175,000, that is convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustment. The Company also issued Lind a common stock purchase warrant to purchase up to 5,291,667 shares of the Company’s common stock at an initial exercise price of $1.05 per share, subject to adjustment.

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the year ended December 31, 2022, the Company generated $969,783 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services.

Business  Overview

ABVC BioPharma Inc., which was incorporated under the laws of the State of Nevada on February 6, 2002, is a clinical stage biopharmaceutical company focused on development of new drugs and medical devices, all of which are derived from plants.

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

Currently, institutions conducting phase II clinical trials in partnership with ABVC include:

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study in Australia and Thailand, Principal Investigator: Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina, Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital.

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II, NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II, NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, NCE drug Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1519, A Phase I/II, Open Label Study to Evaluate the Safety and Efficacy of BLEX 404 Oral Liquid Combined with Pemetrexed + Carboplatin Therapy in Patients with Advanced Inoperable or Metastatic EGFR wild-type Non-Small Cell Lung Cancer Patients

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

BioLite was incorporated under the laws of the State of Nevada on July 27, 2016, with 500,000,000 shares authorized, par value $0.0001. BioLite’s key subsidiaries include BioLite BVI, Inc. (“BioLite BVI”) that was incorporated in the British Virgin Islands on September 13, 2016 and BioLite, Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 13, 2006. BioLite Taiwan has been in the business of developing new drugs for over ten years.

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

As of December 31, 2022, no Series A Convertible Preferred Stock has been issued by the Company.

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

In August 2022, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were initially given until February 14, 2023 to regain compliance with Rule 5550(a)(2). Since the Company did not regain compliance by such date, it requested and received an additional 180 days, until August 14, 2023, to comply with Rule 5550(a)(2).

The deficiency has no immediate effect on the listing of the Company’s common stock, and its common stock continues to trade on The Nasdaq Capital Market under the symbol “ABVC” at this time.

If at any time before August 14, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance and the matter will be closed.

If the Company does not regain compliance with Rule 5550(a)(2) by August 14, 2023, the Staff will provide written notification that the Company’s securities will be delisted, although the Company maintains the right to appeal such determination. The Company intends to actively monitor the closing bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with Rule 5550(a)(2).

Name Change and Cusip Number

The Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the Company’s corporate name to “ABVC BioPharma, Inc.” and approved and adopted the Certificate of Amendment to affect same at the 2020 annual meeting of shareholders (the “Annual Meeting”). Nevada’s Secretary of State approved the name change on March 8, 2021, and FINRA processed our request for such name change on April 30, 2021. The new name was effective on May 3, 2021. Stock certificates issued before the name change remain valid and stockholders are not required to submit their stock certificates for exchange as a result of the name change. New stock certificates issued by the Company after the name change will be printed with the Company’s new name, ABVC BioPharma, Inc.; existing stock certificates remain valid.

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

Vitargus® Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina of the two Australian sites. The Phase II study will be started in the 2nd quarter of 2023.

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

Phase II, Part 2 clinical study sites includes UCSF and 5 locations in Taiwan.The Principal Investigators are Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D., Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital, Cheng-Ta Li, M.D., Taipei Veterans General Hospital. The Phase II, Part 2 began in the 1st quarter of 2022 at the 5 Taiwan sites. And UCSF site will join the study in the 2nd quarter of 2023.

On November 4, 2020, we executed an amendment to our collaboration agreement with BioFirst to add ABV-2001 Intraocular Irrigation Solution and ABV-2002 Corneal Storage Solution to our agreement. ABV-2002 is utilized during a corneal transplant procedure to replace a damaged or diseased cornea while ABV-2001 has broader utilization during a variety of ocular procedures.

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

Early testing by BioFirst indicates that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost. Further clinical development task was put on hold due to the lack of funding.

Public Offering & Financings

Financing in 2023

On February 23, 2023, the Company entered into a securities purchase agreement (the “Lind Securities Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustment (the “Note Shares”). The Company also issued Lind a common stock purchase warrant (the “Lind Warrant”) to purchase up to 5,291,667 shares of the Company’s common stock at an initial exercise price of $1.05 per share, subject to adjustment (each, a “Warrant Share,” together with the Note, Note Shares and Warrants, the “Lind Securities”).

The Lind Note does not carry any interest. Beginning with the date that is six months from the issuance date of the Lind Note and on each one (1) month anniversary thereafter, the Company shall pay Lind an amount equal to $308,650.58, until the outstanding principal amount of the Lind Note has been paid in full prior to or on the Maturity Date or, if earlier, upon acceleration, conversion or redemption of the Lind Note in accordance with the terms thereof (the “Monthly Payments”). At the Company’s discretion, the Monthly Payments shall be made in (i) cash, (ii) shares of the Company’s common stock, or (iii) a combination of cash and Shares; if made in shares, the number of shares shall be determined by dividing (x) the principal amount being paid in shares by (y) 90% of the average of the 5 lowest daily VWAPs during the 20 trading days prior to the applicable payment date. The Lind Notes sets forth certain conditions that must be satisfied before the Company may make any Monthly Payments in shares of common stock. If the Company makes a Monthly Payment in cash, the Company must also pay Lind a cash premium of 5% of such Monthly Payment.

Upon the occurrence of any Event of Default (as defined in the Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other Transaction Documents.

The Lind Warrant may be exercised via cashless exercise.

Pursuant to the terms of the Lind Securities Purchase Agreement, if at any time prior to a date that is 18 months following the closing of the Lind Offering, the Company proposes to offer or sell any additional securities in a subsequent financing, the Company shall first offer Lind the opportunity to purchase up to 10% of such new securities.

In connection with the Lind Offering, the Company and its subsidiaries: (i) Biokey, Inc., a California corporation (“BioKey”), (ii) Biolite Holding, Inc., a Nevada corporation (“BioLite”), (iii) Biolite BVI, Inc., a British Virgin Islands corporation (“BioLite BVI”) and (iv) American BriVision Corporation, a Delaware corporation (“American BriVision” and, collectively with the Company, BioKey, BioLite, and BioLite BVI, the “Guarantors”), jointly and severally guaranteed all of the obligations of the Company in connection with the Lind Offering (the “Guaranty”) with certain collateral, as set forth in the related Transaction Documents (as hereinafter defined).

The sale of the Lind Note and the terms of the Lind Offering, including the Guaranty are set forth in the Lind Securities Purchase Agreement, the Note, the Warrant, a Security Agreement, Guarantor Security, Guaranty, a Trademark Security Agreement with Rgene Corporation, a Trademark Security Agreement with BioFirst, a Patent Security Agreement, a Copyright Security Agreement and a Stock Pledge Agreement (collectively, the “Transaction Documents”).

Allele Capital Partners, LLC (“Allele”) together with its executing broker dealer, Wilmington Capital Securities, LLC (together with its affiliates, “Wilmington”), served as the exclusive placement agent (the “Placement Agent”) of the Lind Offering. As a result of the Lind Offering, the Company will pay the Placement Agent (i) a cash fee of 6% of the gross proceeds from the sale of the Securities, and (ii) common stock purchase warrants to purchase 6% of the number of shares of common stock issuable under the Lind Note. We also agreed to pay certain expenses of the placement agent in connection with the Lind Offering.

Pursuant to the Lind Securities Purchase Agreement, the Company agreed to register all of the Lind Securities and the shares of common stock underlying the warrant issued to the placement agent.

The Securities Purchase Agreement also contains customary representation and warranties of the Company and the Investors, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The foregoing description of the Transaction Documents is qualified by reference to the full text of the forms of the Transaction Documents, which are filed as Exhibits hereto and incorporated herein by reference.

Financing in 2022

On May 11, 2022, the Company entered into certain securities purchase agreement (the “May SPA”) with certain investors (the “Purchasers”). Pursuant to the May SPA, the Company agreed to issue 2,000,000 shares of its Common Stock, at a price of $2.11 per share and 5-year warrants to purchase up to 2,000,000 shares of Common Stock, exercisable at a price of $2.45 per share (the “May Warrants”) to the Purchasers. The gross proceeds before deducting any estimated offering expenses are $4,220,000. The transaction contemplated by the May SPA was closed on May 16, 2022.

The Company paid to the co-placement agents an aggregate cash fee equal to 8% of the aggregate sales price of the securities sold and issued them warrants to purchase up to 160,000 shares of Common Stock, on the same terms as the May Warrants.

Financing in 2021

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of December 31, 2022, the Company had completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of December 31, 2022, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

Collaborative agreement with BioLite, Inc., a related party

The Company entered into a collaborative agreement with BioLite, Inc. on December 29, 2015, and then entered into two addendums to such agreement, as amended and revised, (the “BioLite Agreement”). The majority shareholder of BioLite is one of the Company’s subsidiaries, Mr. Jiang, the Company’s Chairman is a director of BioLite and Dr. Jiang, the Company’s Chief Strategy Officer and a director, is the Chairman of BioLite.

Pursuant to the BioLite Agreement, the Company acquired the sole licensing rights to develop and commercialize for therapeutic purposes six compounds from BioLite. In accordance with the terms of the Agreement, the Company shall pay BioLite (i) milestone payments of up to $100 million in cash and equity of the Company or equity securities owned by it at various stages on a schedule dictated by BioLite’s achievements of certain milestones, as set forth in the Agreement (the “Milestone Payments”) and (ii) a royalty payment equal to 5% of net sales of the drug products when ABV-1501 is approved for sale in the licensed territories. If BioLite fails to reach any of the milestones in a timely manner, it may not receive the rest of the payments from the Company.

According to the BioLite Agreement, after Phase II clinical trials are completed, 15% of the Milestone Payment becomes due and shall be paid in two stages: (i) 5% no later than December 31, 2021 (the “December 2021 Payment”) and (ii) 10% no later than December 31, 2022.

On February 12, 2022, the Company’s Board of Directors determined that the December 2021 Payment, which is equal to $5,000,000, shall be paid via the cancellation of certain outstanding debt, in the amount of $5,000,000, that BioLite owes the Company as of December 31, 2021.

On February 22, 2022, the parties entered into an amendment to the BioLite Agreement allowing the Company to make all payments due under the Agreement via the forgiveness of debt, in equal value, owed by BioLite to the Company.

This was a related party transaction.

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

Clinical Development Service Agreement with Rgene Corporation, a related party

On June 10, 2022, the Company its co-development partnership with Rgene. The Company’s subsidiary, BioKey, entered into a Clinical Development Service Agreement with Rgene (“Service Agreement”) to guide certain Rgene drug products, RGC-1501 for the treatment of Non-Small Cell Lung Cancer (NSCLC), RGC-1502 for the treatment of pancreatic cancer and RGC 1503 for the treatment of colorectal cancer patients, through completion of Phase II clinical studies under U.S. FDA IND regulatory requirements (the “Rgene Studies”). Under the terms of the Service Agreement, BioKey is eligible to receive payments totaling up to $3.0 million over a 3-year period with each payment amount to be determined by certain regulatory milestones obtained during the agreement period.

Through a series of transactions over the past 5 years, the Company and Rgene have co-developed the three drug products covered by the Service Agreement, which has resulted in the Company owning 31.62% of Rgene.

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, for which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party by the 2023 Q1, either by cash or conversion of shares of Rgene.   The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the Note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable.

The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months written notice. Either party may terminate the Service Agreement for cause by providing 30 days written notice.

Rgene has further agreed, effective July 1, 2022, to provide the Company with a seat on Rgene’s Board of Directors until the loan is repaid in full. The Company has nominated Dr. Jiang, its Chief Strategy Officer and Director to occupy that seat; Dr. Jiang is also one of the Company’s largest shareholders, owning 12.8% of the Company.

The Rgene Studies is a related party transaction.

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

Early testing by BioFirst indicates that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost. Further clinical development was put on hold due to the lack of funding.

In addition, BioFirst was incorporated on November 7, 2006, focusing on the R&D, manufacturing, and sales of innovative patented pharmaceutical products. The technology of BioFirst comes from the global exclusive licensing agreements BioFirst maintains with domestic R & D institutions. Currently, BioFirst’s main research and development product is the vitreous substitute (Vitargus®), licensed by the National Health Research Institutes. Vitargus is the world’s first bio-degradable vitreous substitute and offers a number of advantages over current vitreous substitutes by minimizing medical complications and reducing the need for additional surgeries.

Vitargus has started the construction of a GMP factory in Hsinchu Biomedical Science Park, Taiwan, with the aim at building a production base to supply the global market, and promote the construction of bio-degradable vitreous substitute manufacturing centers in Taiwan. Completion of this factory would allow ABVC to manufacture Vitargus with world-class technology in a GMP certified pharmaceutical factory. BioFirst is targeting to complete the construction in 2024.

Co-Development agreement with BioLite Japan K.K., a related party

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

The Agreement contains non-solicitation and non-compete clauses for a period of 2 years after a Shareholder or its subsidiaries ceases to be a Shareholder, with such restrictive covenants limited to business within the ophthalmologic filed or central neurological field. Any rights to intellectual property that arise from Biolite’s activities, shall belong to Biolite JP.

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

Due to the COVID-19 pandemic, our revenue for the fiscal 2021 and 2022 were significantly impacted. As we have not seen a stronger signal to indicate that overall global economies will be back to normal in the first half of fiscal 2023, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, after which we expect the Company can resume normal operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents amounted $85,265and $5,828,548, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2022 and 2021, the Company’s restricted cash equivalents amounted $1,306,463 and $736,667, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $13,031 and $11,375 for the years ended December 31, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,241,930 and $2,675,205 for the years ended December 31, 2022 and 2021, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $5,794,848 and $2,631,550 for the years ended December 31, 2022 and 2021, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2022 and 2021. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations  — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021.

Revenues. We generated $969,783 and $355,797 in revenues for the years ended December 31, 2022 and 2021, respectively. The increase of $613,986, or approximately 173%, was primarily caused by the increase in contract services with Rgene.

Operating Expenses. Our operating expenses were $15,797,780 in the year ended December 31, 2022, as compared to $12,056,679 in the year ended December 31, 2021. Such increase in operating expenses was mainly attributable to the increase in stock-based compensation and selling, general and administrative expenses by $2,051,449 which relates to costs in conjunction with our public offering and our recent stock issuances, as well as increasing research and development expenses of $1,689,652 to continue to develop our pipeline.

Other Income (expense).  The other expense was $400,158 in the year ended December 31, 2022 as compared to other income of $495,141 in the year ended December 31, 2021. The change was principally caused by the increase in interest expense, while being offset by the increase in interest income for the year ended December 31, 2022, and loss on investment in equity securities and decrease in government grant income for the year ended December 31, 2022.

Interest income (expense), net, was $(106,151) for the year ended December 31, 2022, compared to $(184,014) for the year ended December 31, 2021. The decrease of $77,863, or approximately 42%, was primarily due to the repayment of convertible notes payable during the year ended 2021.

Government grant income was $0 for the year ended December 31, 2022 as compared to $360,898 for year ended December 31, 2021, which was recorded as receipt of the PPP Forgiveness by the government.

Net Loss. The net loss was $16,312,374 for the year ended December 31, 2022 compared to $12,035,851 for the year ended December 31, 2021. The Company’s net loss increased by $4,276,523 or approximately 36% during the year ended December 31, 2022 from 2021.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2022	As of December 31, 2021

Current Assets	$2,987,247	$7,653,782
Current Liabilities	$5,819,529	$3,692,312
Working (Deficit) Capital	$(2,832,282)	$3,691,470

Cash Flow from Operating Activities

During the years ended December 31, 2022 and 2021, the net cash used in operating activities were ($7,398,391) and ($7,597,719), respectively. The decrease in the amount of $199,328 was primarily due to the increased net loss, account receivables, due from related parties, prepaid expenses, stock-based compensation, accrued expenses and other current liabilities, partially offset by the decrease of gain on sales of investment in equity securities, government grant income, and investment loss; and by the increase of deferred tax during the year ended December 31, 2022.

Cash Flow from Investing Activities

During the years ended December 31, 2022 and 2021, the net cash used in investing activities were $1,721,684 and $805,966, respectively. The increase in the amount of $915,718 was primarily due to the decrease in net proceeds from sale of investment occurred in 2020, and increase in prepayment for equity investment and purchase of equipment during the year ended December 31, 2022.

Cash Flow from Financing Activities

During the years ended December 31, 2022 and 2021, the net cash provided by financing activities were $4,013,925 and $9,995,550, respectively. The net cash provided by financing activities decreased by $5,981,625, due to the increase in proceeds from short-term loans, partially offset by the decrease in issuance of common stock through up-list, as well as decrease in payment of offering costs, repayment of convertible notes and notes payable, and proceeds from long-term loans during the year ended December 31, 2021

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of WWC P.C. CPA, our independent registered public accounting firm, are set forth on pages F-1 through F-35 of this Report.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 1171)

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2022 AND DECEMBER 31, 2021.

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021.

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021.

PAGES	F-7	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021.

PAGES	F-8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ABVC BioPharma, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ABVC BioPharma, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2022, and the related consolidated statements of operation and comprehensive loss, cash flows, stockholders’ equity (deficit), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses during the year ended December 31, 2022. As of December 31, 2022, the Company had a working capital deficit and net cash outflows from operating activities. Accordingly, as of December 31, 2022, these factors gave rise to substantial doubt that the Company would continue as a going concern. Management closely monitors the Company’s financial position and has prepared a plan that is found in Note 1 that addresses this substantial doubt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of our management. Our responsibility is to express an opinion on the financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-term investments

As described in Note 6 of the financial statements, certain of the Company’s investments are entered into and governed by complex agreements. The terms and conditions of the agreement will dictate the proper categorization and recognition of these investments in the Company’s financial statements. Accordingly, we have identified long-term investments as a critical audit matter due to the complexity of such investment agreements. We believe management assertions most affected by this critical audit matter are existence, rights, and valuation.

The primary audit procedures we performed in order to address this critical audit matter were the following: (i) examine the investment agreements and other related documents, evaluate the terms and conditions, (ii) gain and understanding of the structure set forth by the agreements by enquiring with management, (iii) confirm with the investees their understanding of the terms and conditions of the agreements and compare their responses with the Company’s books and records, (iv) test the reasonableness, completeness, mathematical accuracy and relevance of key underlying data used in the valuation of the investments. The long-term investment and investment loss accounts are affected by this critical audit matter.

Stock-based compensation to third parties

As described in Note 14 of the financial statements, the Company granted common stock to third parties as consideration to consultants for services rendered; these grants were recorded as stock-based compensation expense in the Company’s results of operations. We identified the recognition of stock-based compensation to non-employees as a critical audit matter due to the significant judgments and assumptions made by management to apply proper valuation and allocation to such grants.

The primary procedures we performed in order to address this critical audit matter were the following: (i) obtained and examined the board meeting minutes, board resolutions, and service contracts, (ii) evaluated the reasonableness of the fair value of services received from the non-employees receiving the grants, either measured at the fair value at the outset of the contract, or around the completion date of the service contract and compared those amounts against the fair value of the grants based on the prevailing market value. Common stock, additional paid in capital and stock based compensation are affected by this critical audit matter.

Stock-based compensation expense for employees and insiders

As described in Note 15 of the financial statements, the Company granted stock options to its directors and employees and estimated total stock compensation expense related to those issuances in the amount of $1,241,930 for the year ended December 31, 2022. The stock compensation cost was valued at the grant date, and management evaluated the fair value of these stock options at the grant date and recognized the expense in accordance to the time frame set forth by the vesting schedule. We identified the stock-based compensation expense for related to the issuance of stock options to directors and employees as a critical audit matter due to significant judgments and assumptions made by management in order to develop an appropriate valuation for the compensation given out.

The primary procedures we performed in order to address this critical audit matter were the following: (i) obtained all board meeting minutes and board resolutions, (ii) gained an understanding and assessed the reasonableness of the stock option valuation model, (iii) vouched underlying source data and assessed the appropriateness of the data entered into the valuation model, and (iv) re-performed the calculation to test the accuracy of the output. Additional paid in capital and stock based compensation are affected by this critical audit matter.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since 2022.

San Mateo, California

March 31, 2023

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$85,265	$5,828,548
Restricted cash and cash equivalents	1,306,463	736,667
Accounts receivable, net	98,325	280,692
Accounts receivable – related parties, net	757,343	145,399
Due from related parties	513,819	-
Inventories, net	-	25,975
Short-term investments	75,797	108,147
Prepaid expense and other current assets	150,235	528,354
Total Current Assets	2,987,247	7,653,782

Property and equipment, net	573,978	525,881
Operating lease right-of-use assets	1,161,141	1,471,899
Long-term investments	842,070	932,755
Deferred tax assets, net	117,110	981,912
Prepaid expenses – noncurrent	135,135	119,309
Security deposits	58,838	41,157
Prepayment for long-term investments	2,838,578	1,153,155
Due from related parties – noncurrent	1,141,378	818,183
Total Assets	$9,855,475	$13,698,033

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$1,893,750	$1,640,000
Accrued expenses and other current liabilities	2,909,587	1,300,803
Advance from customers	10,985	10,985
Operating lease liabilities – current portion	369,314	347,100
Due to related parties	635,893	393,424
Total Current Liabilities	5,819,529	3,692,312

Tenant security deposit	7,980	10,580
Operating lease liability – noncurrent portion	791,827	1,124,799
Total Liabilities	6,619,336	4,827,691
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 32,857,329 and 28,926,322 shares issued and outstanding as of December 31, 2022 and 2021, respectively	32,857	28,926
Additional paid-in capital	67,907,479	58,113,667
Stock subscription receivable	(1,354,440)	(2,257,400)
Accumulated deficit	(54,904,439)	(38,481,200)
Accumulated other comprehensive income	517,128	539,660
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ equity	3,098,585	8,843,653
Noncontrolling interest	137,554	26,689
Total Equity	3,236,139	8,870,342

Total Liabilities and Equity	$9,855,475	$13,698,033

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Revenues	$969,783	$355,797

Cost of revenues	286,415	5,086

Gross profit	683,368	350,711

Operating expenses
Selling, general and administrative expenses	6,067,545	5,746,119
Research and development expenses	2,693,457	1,003,805
Stock based compensation	7,036,778	5,306,755
Total operating expenses	15,797,780	12,056,679

Loss from operations	(15,114,412)	(11,705,968)

Other income (expense)
Interest income	187,817	43,196
Interest expense	(293,968)	(227,210)
Operating sublease income	107,150	134,576
Operating sublease income – related parties	-	4,800
Impairment loss	(110,125)	-
Investment loss	(7,446)	-
Gain/Loss on foreign exchange changes	(259,463)	426,316
Gain/Loss on investment in equity securities	-	(269,844)
Other income	(24,149)	22,409
Government grant income	-	360,898
Total other income (expenses)	(400,184)	495,141

Loss before provision income tax	(15,514,596)	(11,210,827)

Provision for income tax expense	797,778	825,024

Net loss	(16,312,374)	(12,035,851)

Net loss attributable to noncontrolling interests	110,865	802,962

Net loss attributed to ABVC and subsidiaries	(16,423,239)	(12,838,813)
Foreign currency translation adjustment	(22,532)	(25,200)
Comprehensive loss	$(16,445,771)	$(12,864,013)

Net loss per share:
Basic and diluted	$(0.52)	$(0.51)

Weighted average number of common shares outstanding:
Basic and diluted	31,664,660	25,053,522

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash flows from operating activities
Net loss	$(16,312,374)	$(12,035,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,799	11,993
Stock based compensation	7,036,778	5,306,755
Loss on investment in equity securities	-	269,844
Inventory allowance for valuation losses	25,975	-
Provision for doubtful accounts, net of recovery	184,589	-
Government grant income	-	(360,898)
Other non-cash income and expenses	32,350	-
Impairment of prepaid expenses	110,125	-
Deferred tax	864,802	824,199
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(614,166)	(120,980)
Decrease (increase) in prepaid expenses and other current assets	238,092	(357,276)
Decrease (increase) in due from related parties	(837,014)	(595,037)
Decrease (increase) in inventories	-	(25,830)
Increase (decrease) in accounts payable	-	(23,044)
Increase (decrease) in accrued expenses and other current liabilities	1,608,784	(173,151)
Increase (decrease) in advanced from customers	-	(1,085)
Increase (decrease) in tenant security deposit received	(2,600)	-
Increase (decrease) in due to related parties	242,469	(317,358)
Net cash used in operating activities	(7,398,391)	(7,597,719)

Cash flows from investing activities
Purchase of investments	-	(107,547)
Purchase of equipment	(119,692)	(17,503)
Prepayment for equity investment	(1,601,992)	(680,916)
Net cash used in investing activities	(1,721,684)	(805,966)

Cash flows from financing activities
Issuance of common stock	3,663,925	11,119,452
Payment for offering costs	-	(850,429)
Repayment of convertible notes	-	(306,836)
Repayment of short-term loan	-	(100,000)
Repayment of notes payable	-	(107,400)
Proceeds from long-term loan	-	236,498
Proceeds from short term loan	350,000	-
Proceeds from short term borrowings from third parties	-	4,265
Net cash provided by financing activities	4,013,925	9,995,550

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(67,337)	(28,021)

Net increase(decrease ) in cash and cash equivalents and restricted cash	(5,173,487)	1,563,844

Cash and cash equivalents and restricted cash
Beginning	6,565,215	5,001,371
Ending	$1,391,728	$6,565,215

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$285,465	$333,873
Income taxes paid	$1,600	$-
Non-cash financing and investing activities
Common shares issued for debt conversion	$-	$2,693,548

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Total Equity
Balance at December 31, 2020	24,420,526	$24,420	$(3,160,360)	$40,751,807	$(25,642,387)	$564,860	(275,347)	$(9,100,000)	$(776,273)	$2,662,067
Issuance of common shares for cash	3,027,750	3,028	-	10,265,995	-	-	-	-	-	10,269,023
Issuance of common shares for consulting service	366,934	367	-	1,728,223	-	-	-	-	-	1,728,590
Issuance of common shares for debt conversion	1,111,112	1,111	-	2,692,437	-	-	-	-	-	2,693,548
Stock based compensation for services	-	-	902,960	-	-	-	-	-	-	902,960

Stock based compensation for options granted	-	-	-	2,675,205	-	-	-	-	-	2,675,205
Net loss for the year	-	-	-	-	(12,838,813)	-	-	-	802,962	(12,035,851)
Cumulative transaction adjustments	-	-	-	-	-	(25,200)	-	-	-	(25,200)
Balance at December 31, 2021	28,926,322	$28,926	$(2,257,400)	$58,113,667	$(38,481,200)	$539,660	(275,347)	$(9,100,000)	$26,689	$8,870,342
Issuance of common shares for cash	2,000,000	2,000	-	3,661,925	-	-	-	-	-	3,663,925
Issuance of common shares for consulting service	1,931,007	1,931	-	4,889,957	-	-	-	-	-	4,891,888
Stock based compensation for services	-	-	902,960	-	-	-	-	-	-	902,960
Stock based compensation for options granted	-	-	-	1,241,930	-	-	-	-	-	1,241,930
Net loss for the year	-	-	-	-	(16,423,239)	-	-	-	110,865	(16,312,374)
Cumulative transaction adjustments	-	-	-	-	-	(22,532)	-	-	-	(22,532)
Balance at December 31, 2022	32,857,329	$32,857	$(1,354,440)	$67,907,479	$(54,904,439)	$517,128	(275,347)	$(9,100,000)	$137,554	$3,236,139

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

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the year ended December 31, 2022, the Company reported net loss of $16,312,374. As of December 31, 2022, the Company’s working capital deficit was $2,832,282. In addition, the Company had net cash outflows of $7,398,391 from operating activities for the year ended December 31, 2022. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private and public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents amounted $85,265 and $5,828,548, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2022 and 2021, the Company’s restricted cash equivalents amounted $1,306,463 and $736,667, respectively.

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

Concentration of clients

As of December 31, 2022, the most major clients, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client with its Chairman being the Board of Director of Biokey, accounted for 16.62% of the Company’s total account receivable. As of December 31, 2021, the major clients in biotechnology research accounted for 37.48% of the Company’s total account receivable; the second major client accounted for 33.38% if the Company’s total account receivable.

For the year ended December 31, 2022, one major client, Rgene Corporation, a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company, which works in development and commercialization of new drugs in Taiwan, accounted for 93.22% of the Company's total revenues. For the year ended December 31, 2021, one major client, GLIA, LLC, accounted for 46.24% of the Company’s total revenue.

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

Other-than-temporary impairments of equity investments were $0 and $0 for the year ended December 31, 2022 and 2021, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $13,031 and $11,375 for the years ended December 31, 2022 and 2021, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,241,930 and $2,675,205 for the years ended December 31, 2022 and 2021, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $5,794,848 and $2,631,550 for the years ended December 31, 2022 and 2021, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2022 and 2021. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

The Company is currently evaluating the impact that the standards mentioned above will have on its consolidated financial statements.

3. COLLABORATIVE AGREEMENTS

Collaborative agreements with BHK, a related party

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2022 and December 31, 2021, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2022 and 2021, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

Early testing by BioFirst indicates  that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost.    Further ABV-2002 product development was put on hold due the lack of funding.

In addition, BioFirst was incorporated on November 7, 2006, focusing on the R&D, manufacturing, and sales of innovative patented pharmaceutical products. The technology of BioFirst comes from the global exclusive licensing from domestic R & D institutions. Currently, the main research and development product is the vitreous substitute (Vitargus®) Licensed by the National Health Research Institutes. Vitargus is the world’s first bio-degradable vitreous substitute and offers a number of advantages over current vitreous substitutes by minimizing medical complications and reducing the need for additional surgeries.

Vitargus has started the construction of a GMP factory in Hsinchu Biomedical Science Park, Taiwan, with the aim at building a production base to supply the global market and promote the construction of bio-degradable vitreous substitute manufacturing center in Taiwan, allowing ABVC to achieve the world-class technology of manufacturing Vitargus and GMP certified pharmaceutical factory. BioFirst is targeting to complete the construction in 2024.

4. INVENTORY

Inventory consists of the following:

	December 31, 2022	December 31, 2021
Finished goods	$-	$96,725
Work-in-process	-	-
Raw materials	-	84,620
Allowance for inventory valuation and obsolescence loss	-	(155,370)
Inventories, net	$-	$25,975

For the year ended December 31, 2022, the inventories were expensed as research and development expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022	December 31, 2021
Land	$361,193	$400,091
Buildings and leasehold improvements	2,226,687	2,235,061
Machinery and equipment	1,116,789	1,013,376
Office equipment	173,766	191,824
	3,878,435	3,840,352
Less: accumulated depreciation	(3,304,457)	(3,314,471)
Property and equipment, net	$573,978	$525,881

Depreciation expense were $23,799 and $11,993 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, Land with book value amounted to approximately $361,193 and $400,091, respectively, were pledged for obtaining bank loan (see Notes 8 Bank loans).

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	December 31,	December 31,	Accounting
Name of related party	2022	2021	treatments
Braingenesis Biotechnology Co., Ltd.	0.22%	0.22%	Cost Method
Genepharm Biotech Corporation	0.92%	0.92%	Cost Method
BioHopeKing Corporation	8.03%	8.03%	Cost Method
BioFirst Corporation	21.77%	21.77%	Equity Method
Rgene Corporation	28.85%	28.85%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	December 31, 2022	December 31, 2021
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,169	$7,941
Genepharm Biotech Corporation	21,887	24,244
BioHopeKing Corporation	813,014	900,570
Subtotal	842,070	932,755
Equity Method Investments, net
BioFirst Corporation	-	-
Rgene Corporation	-	-
Total	$842,070	$932,755

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2022 and 2021, the Company owns 21.77% and 21.77% common stock shares of BioFirst, respectively. During year ended December 31, 2021, the Company made prepayment for equity investment in BioFirst to purchase additional 317,000 shares to be issued by BioFirst in the aggregate amount of $618,150, recorded as prepayment for long-term investments as of December 31, 2022. The amount due from BioFirst has been reclassified as prepayment for investment.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	December 31, 2022	December 31, 2021
Current Assets	$1,543,151	$2,205,669
Noncurrent Assets	739,472	959,454
Current Liabilities	2,663,051	2,909,703
Noncurrent Liabilities	103,447	32,522
Stockholders’ Equity	483,874	222,898

Statement of operation

	Year Ended December 31,
	2022	2021
Net sales	$30,162	$26,693
Gross profit	8,239	8,348
Net loss	(1,274,539)	(2,276,892)
Share of losses from investments accounted for using the equity method	-	(269,844)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2022 and 2021, the Company owns 28.85% and 28.85% common stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	December 31, 2022	December 31, 2021
Current Assets	$68,302	$73,452
Noncurrent Assets	303,893	374,423
Current Liabilities	2,478,868	1,934,786
Noncurrent Liabilities	2,441	-
Shareholders’ Deficit	(2,481,309)	(1,486,911)

Statement of operations

	Year Ended December 31,
	2022	2021
Net sales	$-	$-
Gross Profit	-	-
Net loss	(1,550,123)	(576,514)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the years ended December 31, 2022 and 2021, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Year Ended December 31,
	2022	2021
Share of equity method investee losses	$-	$(269,844)

7. CONVERTIBLE NOTES PAYABLE

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

As of December 31, 2022 and 2021, the aggregate carrying values of the convertible debentures were both $0; and accrued convertible interest were both $0.

Total interest expenses in connection with the above convertible note payable were $208,657 and $193,548 for the years ended December 31, 2022 and 2021, respectively.

8. BANK LOANS

(1)	Short-term bank loan consists of the following:

	December 31,	December 31,
	2022	2021
Cathay United Bank	$243,750	$270,000
CTBC Bank	650,000	720,000
Cathay Bank	1,000,000	650,000
Total	$1,893,750	$1,640,000

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $243,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $243,750. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $243,750  for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $243,750 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $243,750 for one year, which is due on September 6, 2021. On September 6, 2021, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $243,750 for one year, which is due on September 6, 2022. On September 6, 2022, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $243,750 for one year, and same interest rate, which is due on September 6, 2023. As of December 31, 2022 and December 31, 2021, the effective interest rates per annum was 2.67% and 2.10%. The loan is collateralized by the Land of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $5,960 and $5,639 for the years ended December 31, 2022 and 2021, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $325,000, and NT$10,000,000, equivalent to $325,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $650,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $650,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $650,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $650,000 for six months, which is due on July 15, 2021. On July 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $650,000 for six months, which is due on January 14, 2022. The loan balances bear interest at a fixed rate of 1.68% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2021, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

On July 14, 2022, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $650,000 for six months, which is due on January 14, 2023. The loan balance bear interest at a fixed rate of 2.00% per annum.

On January 14, 2023, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $650,000 for six months, which is due on July 14, 2023. The loan balance bear interest at a fixed rate of 2.50% per annum.

Interest expenses were $12,220 and $12,029 for the years ended December 31, 2022 and 2021, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On March 31, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, The Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On September 24, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The Loan Agreement was further extended and due on December 31, 2022. The outstanding loan balance was $1,000,000 as of December 31, 2022. On February 23, 2023, the bank loan from Cathay Bank was fully repaid.

Interest expenses were $46,957 and $18,143 for the years ended December 31, 2022 and 2021, respectively.

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

As a result, the Company recorded the forgiveness of the PPP loans as government grant income in the aggregate amount of $360,898 during the year ended December 31, 2021. As of December 31, 2022, there was no outstanding balance payable to the bank.

10. NOTES PAYABLE

In January, 2019, BioLite Taiwan entered an unsecured loan agreement with one individual bearing interest at fixed rates at 12% per annum of NT$3,000,000, equivalent to $106,800, for working capital purpose. On September 11, 2021 the outstanding balance has been repaid in full. As of December 31, 2022 and 2021, the balance due to this individual amounted to both $0. Interest expense was $0 and $8,592 for the years ended December 31, 2022 and 2021, respectively.

11. SHORT-TERM LOAN

On February 18, 2020, the Company entered an unsecured loan agreement with a third-party in the amount of $100,000. This loan bears the interest rate of 1.5% per annum and will be matured on August 17, 2020. On August 18, 2020, the Company extended the contract for six months under the same term. On February 18, 2021, the Company extended the contract for six months under the same term. On August 26, 2021, the loan with interest totaling $102,272 has been repaid in full. Accrued interest expense were both $0 as of December 31, 2022 and 2021, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.

Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation	Entity controlled by controlling beneficiary shareholder of ABVC
ABVC BioPharma (HK), Limited	An entity 100% owned by Mr. Tsung-Shann Jiang

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2022	2021
GenePharm Inc.	$142,225	$142,225
Rgene	615,118	2,374
Amkey	-	800
Total	$757,343	$145,399

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	December 31,	December 31,
	2022	2021
Rgene	$513,819	$-
Total	$513,819	$-

Due from related parties- Noncurrent

	December 31,	December 31,
	2022	2021
Rgene	$-	$49,110
BioFirst (Australia)	1,028,556	491,816
BioHopeKing Corporation	112,822	124,972
LBG USA	-	675
BioLite Japan	-	150,000
Keypoint	-	1,610
Total	$1,141,378	$818,183

(1)

As of December 31, 2021, due from Rgene amounted to $49,110. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the maturity date was December 31, 2020. As of December 31, 2021, the outstanding loan balance was $33,520; and accrued interest was $13,701, respectively. On January 1, 2021, BioLite Taiwan entered into a consultant services agreement with Rgene, of which the amount due from Rgene was $1,889 for the year ended December 31, 2021.

On June 16, 2022, the Company entered into a one-year convertible loan agreement with Rgene, with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross-default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided. As of December 31, 2022, the outstanding loan balance was $ 500,000; and accrued interest was $13,819.

(2)	On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. As of December 31, 2022 and 2021, the aggregate amount of outstanding loan and accrued interest was $1,028,556 and $491,816, respectively.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2022 and 2021, due from BHK was $112,822 and $124,972, respectively.

(4)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of December 31, 2022 and 2021, the outstanding advance balances was $0 and $150,000, respectively. The outstanding balance was reclassified as prepayment for long-term investments due to the debt-to-equity agreement with BioLite Japan, while format document is pending to be executed.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2022	2021
BioFirst Corporation	$188,753	$40,878
BioFirst (Australia)	275,901	132,443
AsiaGene	-	24,017
YuanGene	-	9,205
The Jiangs	19,789	18,750
Due to shareholders	151,450	168,131

Total	$635,893	$393,424

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2022 and 2021, the aggregate amount of outstanding balance and accrued interest is $188,753, a combination of $147,875 from loan, and $40,878 from expense-sharing, and $40,878, respectively.

(2)	As of December 31, 2022 and 2021, BioFirst (Australia) has advanced the Company an aggregate amount of $275,901 and $132,443, respectively for new project purpose.

(3)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2022 and 2021, the outstanding balance due to the Jiangs amounted to $19,789 and $18,750, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(4)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of December 31, 2022 and 2021, the outstanding principal and accrued interest was $151,450 and $168,131, respectively. Interest expenses in connection with these loans were $21,378 and $22,779 for the years ended December 31, 2022 and 2021, respectively.

Revenue from related party

	Year Ended December 31,
	2022	2021
Rgene	$904,043	$2,373
Total	$904,043	$2,373

13. INCOME TAXES

Income tax expense for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$-	$-
State	2,400	800
Foreign	-	-
Total Current	$2,400	$800
Deferred:
Federal	$-	$-
State	-	-
Foreign	795,378	(187,055)
Total Deferred	$795,378	$(187,055)
Total provision for income taxes	$797,778	$(186,255)

Deferred tax assets (liability) as of December 31, 2022 and December 31, 2021 consist approximately of:

	December 31,	December 31,
	2022	2021
Loss on impairment of Assets	709,961	741,390
Net operating loss carryforwards	5,866,623	2,801,363
Tax credit of investment	-	698,187
Operating lease liabilities	213,482	-
Operating lease assets	(213,482)	-
Deferred tax assets, Gross	6,576,584	4,240,940
Valuation allowance	(6,459,474)	(3,259,028)
Deferred tax assets, net	117,110	981,912

14. EQUITY

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

In May 2022, the Company and an institutional investor entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock at an offering price of $2.11 per share in a registered direct offering. The shares of the Company’s common stock were issued for gross proceeds of $4,220,000, before placement agent fees and legal fees of $556,075. Pursuant to the offering, the Company will also issue 5-year warrants to purchase 2,000,000 shares of common stock, exercisable at a price of $2.45 per share. As of December 31, 2022, these warrants have been issued but not exercised.

On July 10, 2022, the Board approved the issuance of 75,000 shares of common stock to Barlew Holdings, LLC pursuant to the consulting agreement by and between Barlew Holdings, LLC and the Company dated July 1, 2022, and 250,000 shares of common stock to Inverlew Advisors, LLC, in accordance with the consulting agreement by and between Inverlew Advisors, LLC and the Company dated July 1, 2022.

On December 1, 2022, the Company issued 125,000 and 100,000 common shares to Euro-Asia Investment & Finance Corp Ltd. and Thalia Media Ltd. for consulting and advisory services.

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

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $3 per share, exercisable for 10 years from the grant date. As of December 31, 2022, these stock options have not been granted.

Options issued and outstanding as of December 31, 2022, and their activities during the year then ended are as follows:

			Weighted-
		Weighted-	Average
		Average	Contractual
	Number of	Exercise	Life	Aggregate
	Underlying Shares	Price Per Share	Remaining in Years	Intrinsic Value
Outstanding as of January 1, 2022	1,825,184	$2.70
Granted	761,920	3.00
Forfeited	-	-
Outstanding as of December 31, 2022	2,587,104	2.79	8.74	$-
Exercisable as of December 31, 2022	2,587,104	2.79	8.74	$-
Vested and expected to vest	2,587,104	$2.79	8.74	$-

The fair value of stock options granted for the years ended December 31, 2022 and 2021 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	Year ended December 31
	2022	2021

Risk free interest rate	2.79%	1.13%
Expected term (in years)	5.00	5.00
Dividend yield	0%	0%
Expected volatility	83.86%	108.51%

The Company granted options to purchase 761,920 and 1,280,002 shares of common stock to employees and certain consultants during the years ended December 31, 2022 and 2021, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $1.63 and $2.09, respectively. There are 3,860,211 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2022. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $1,241,930 and $2,675,205 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there were no unvested options. There were no options exercised during the years ended December 31, 2022 and 2021.

16. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the years ended December 31, 2022 and 2021.

	For the Year Ended
	December 31, 2022	December 31, 2021
Numerator:
Net loss attributable to ABVC’s common stockholders	$(16,423,239)	$(12,838,813)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	31,664,600	25,053,522
Stock options
Weighted-average shares outstanding - Diluted	31,664,600	25,053,522

Loss per share
-Basic	$(0.52)	$(0.51)
-Diluted	$(0.52)	$(0.51)

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

	December 31, 2022	December 31, 2021
ASSETS
Operating lease right-of-use assets	$1,161,141	$1,471,899
LIABILITIES
Operating lease liabilities (current)	369,314	347,100
Operating lease liabilities (noncurrent)	791,827	1,124,799

Supplemental Information

The following provides details of the Company’s lease expenses:

	Year Ended December 31,
	2022	2021
Operating lease expenses	$358,576	$335,208

Other information related to leases is presented below:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$358,576	$335,208

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	2.48 years	2.90 years

Weighted Average Discount Rate:
Operating leases	1.49%	1.39%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2023	$374,478
2024	389,613
2025	348,837
2026	56,916
2027	-
Total future minimum lease payments, undiscounted	1,169,844
Less: Imputed interest	8,703
Present value of future minimum lease payments	$1,161,141

18. COMMITMENTS AND CONTINGENCIES

The Company is party to a lawsuit filed on October 12, 2022, by its former Chief Financial Officer, Chihliang An (“Plaintiff”), in the Superior Court of California In and For the County of Alameda (Case No. 22cv019544) (the “Employment Action”), which seeks an award of monetary damages, including, (1) unpaid wages; (2) Company common stock; (3) stock options; (4) penalties pursuant to Labor Code § 203; and any other and further relief the Court deems necessary. Plaintiff’s Complaint alleges four (4) causes of action against the Company. The Complaint alleges claims for (1) breach of written contract; (2) breach of oral contract; (3) failure to pay wages; and (4) failure to pay wages upon termination. The Company filed its Answer to Plaintiff’s Complaint on December 5, 2022. The Company is currently participating in discovery. However, the Company continues to believe that Plaintiff’s claims have no merit. As such, the Company will continue to vigorously defend against Plaintiff’s claims in the Employment Action.

19. SUBSEQUENT EVENTS

On January 3, 2023, the Company issued 223,411 common shares to a consultant for providing consulting services on listing to NASDAQ in 2021.

On January 14, 2023, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $650,000 for six months, which is due on July 14, 2023.

On February 23, 2023, the Company entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167, for a purchase price of $3,175,000, that is convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustment. The Company also issued Lind a common stock purchase warrant to purchase up to 5,291,667 shares of the Company’s common stock at an initial exercise price of $1.05 per share, subject to adjustment. Subsequently on February 23, 2023, the bank loan from Cathay Bank was fully repaid.

The Company has assessed all events from December 31, 2022, up through March 31, 2023, which is the date that these consolidated financial statements are available to be issued, Other than the events disclosed above, no other subsequent events have occurred that would require recognition or disclosure in the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Registered Public Accounting Firm

On October 18, 2022, the Company’s Audit Committee accepted and approved the resignation of the Company’s auditor, KCCW Accountancy Corp. (the “Former Auditor”) as the Company’s independent registered public accounting firm.

The reports of the Former Auditor on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through October 17, 2022, there were no disagreements as described under Item 304(a)(1)(iv) of Regulation S-K with Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Former Auditor’s satisfaction, would have caused Former Auditor to make reference to the subject matter thereof in connection with its reports on the financial statements of the Company for such years. In addition, during the fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through October 17, 2022, there were no reportable events as described under Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

Effective as of October 18, 2022, the Company engaged WWC P.C. CPA (“WWC”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2022. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Audit Committee of the Board of Directors and the Board of Directors of the Company.

During the two fiscal years ended December 31, 2021 and the subsequent interim period through October 17, 2022, neither the Company nor anyone acting on its behalf has consulted with WWC with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to us by WWC that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any other matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer, as the principal executive officer (chief executive officer) and principal financial officer (chief financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2022, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weakness:

–	The Company does not have sufficient and skilled accounting personnel with appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we are working to hire personnel with the requisite technical accounting knowledge to remediate the material weakness as soon as possible.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of the date of this annual report, the name, age, and position of each executive officer and director and the term of office of each such person.

Set forth below is certain biographical information regarding each of our directors and officers as of the date of this annual report.

Name	Age	Title
Eugene Jiang	35	Chairman of the Board and Chief Business Officer (“CBO”)
Dr. Howard Doong	64	Chief Executive Officer (“CEO”)
Leeds Chow	34	Chief Financial Officer (“CFO”)
Dr. Tsung-Shann (T.S.) Jiang	68	Chief Strategy Officer (“CSTRO”) and Director
Dr. Tsang Ming Jiang	61	Director
Dr. Chang-Jen Jiang	66	Director
Norimi Sakamoto	51	Independent Director
Yen-Hsin Chou	33	Independent Director
Hsin-Hui Miao	57	Independent Director
Yoshinobu Odaira	73	Independent Director
Che-Wei Hsu	42	Independent Director
Shuling Jiang	67	Director
Yu-Min (Francis) Chung	58	Independent Director
Dr. Chi-Hsin (Richard) King	72	Chief Scientific Officer (“CSO”)

Eugene Jiang has served as our CEO and President since the Company’s inception in July 2015 until he resigned on September 15, 2017. He remains the Chairman of the Board. He also serves as our CBO since September 2019 and serves as the CBO of BioKey, Inc. since 2019. Mr. Jiang also serves as Director for BioLite Incorporation since June 2015 and as Director for BioFirst Corp. since 2012. He also serves as CEO for Genepro Investment Company since March 2010. Mr. Jiang obtained a PMBA degree from National Taiwan University in 2017 and an EMBA degree from the University of Texas in Arrington in 2010. And in 2009, Mr. Jiang received a bachelor’s degree in Physical Education from Fu-Jen Catholic University.

Dr. Howard Doong, was appointed as the Company’s new CEO on September 15, 2017. In addition to the position at the Company, Dr. Doong also serves as director of United BioPharma (K.Y.) since December 2022 and as the Chairman and the CEO of LifeCode Biotechnology Company (“LifeCode”), a Taiwan company in the biotechnology business, since March 2017. Dr. Doong serves as the Chairman of Biokey since December 2020. Dr. Doong served as the CEO and CSO of Wuhan Frasergen Genomic Medicine Company (“Wuhan Frasergen Genomic”), a Chinese company in the biotechnology business, from 2016 to 2020. He served as the CSO of Cold Spring Biotech Corporation, a Taiwan corporation in the biotechnology business from 2014 to 2016. He served as the CEO of iKnowledge-Care Bioscience Corp, a Taiwan company in the biotechnology business from 2014 to 2015. He served as the director of Taipei Veteran General Hospital-LihPao Laboratory of Cancer Genomic Medicine from 2012 to 2013. He served as the Vice President and director of Quality Assurance, TrimGen Corporation, a Maryland corporation in the biotechnology business from 2006 to 2011. Before 2006, Dr. Doong was a professor at the University of Maryland School of Medicine and Biotechnology Institute, and a researcher at National Cancer Institute (NCI) of the National Institutes of Health (NIH). Dr. Doong received his Ph.D. degree from University of Chicago, the Department of Organismal Biology and Anatomy. He received his M.D and Ph.D. degree from Harvard-MIT Division of Health Sciences and Technology. He received his M.S. degree from the University of New Hampshire, Genetics Program and B.S. degree from Fu-Jen Catholic University, Taiwan, Department of Biology.

Leeds Chow, was appointed as the Company’s Chief Financial Officer and Principal Accounting Officer on September 4, 2022. He has served as a Financial Controller of the Company from March 2021 to August 2022. Mr. Chow has over 12 years of experience in Audit and Financing Industry. He has served as the finance manager in a family office, in charge of managing investment portfolios, handling financial and operating aspects. He has also worked in a local investment company in Hong Kong, serving as a financial advisor during the Hong Kong Initial Public Offering process, as well as preparing opinion letters as an independent financial advisor for transactions for Hong Kong listed companies. Mr. Chow graduated in University of California, Santa Barbara, with a Bachelor of Arts degree, majoring in Business Economics with Accounting Emphasis.

Dr. T.S. Jiang, has served as the Company’s Chief Strategy Officer since September 2019. Dr. Jiang serves as the CEO of Biokey, Inc. since December 2021, as a director of BioFirst Corp. since 2013,  and has been the CEO and chairman of BioLite, Inc., a subsidiary of BioLite BVI, Inc., since January 2010. Prior to BioLite, Dr. Jiang served as the president and/or chairman of multiple biotech companies in Taiwan, including PhytoHealth Corporation from 1998 to 2009 and AmCad BioMed Corporation from 2008 to 2009. In addition, Dr. Jiang is a director on various biotech associations, such as the Taiwan Bio Industry Organization (Taiwan) from 2006 to 2008 and the Chinese Herbs and Biotech Development Association in Taiwan from 2003 to 2006. Dr. Jiang was an assistant professor at University of Illinois from 1981 to 1987 and an associate professor at Rutgers, the State University of New Jersey from 1987 to 1990 and served as a professor at a few Taiwanese universities during a period from 1990 to 1993, such as National Taiwan University, National Cheng Kung University and Tunghai University. Dr. Jiang obtained his bachelor degree in Engineering and Chemical Engineering from National Taiwan University in Taiwan in 1976, masters and Ph.D. from Northwestern University in the U.S. in 1981 and Executive Master of Business Administration (“EMBA”) from National Taiwan University in Taiwan in 2007. As a successful entrepreneur, Dr. Jiang has developed and commercialized PG2 Lyo Injection, a new drug to treat cancer related fatigue. From 1998 to 2009, Dr. T. S. Jiang served as President of Phyto Health Corporation where he led a project team to develop PG2 Injectable. This product was extracted, isolated and purified from a type of Traditional Chinese Medicine. PG2 Injection was intended for cancer patients who had trouble recovering from severe fatigue. Dr. Jiang oversaw and managed the R&D department, daily corporate operations and business of Phyto Health Corporation when he was the President. PG2 Lyo Injection received approval on its NDA from Taiwan Food and Drug Administration in 2010 and later was launched into the Taiwan market in 2012. We believe that Dr. Jiang provides leadership and technological guidance on our strategic development and operations.

Dr. Tsang Ming Jiang, has served as a director of BioFirst Corp. since 2017 and as a technical director at Supermicro Computer, Inc. since August 2022. Dr. Jiang served as a technical director at the Industrial Technology Research Institute in Taiwan from February 2017 to July 2021. Prior to joining the Industrial Technology Research Institute as a technical director, Dr. Jiang worked at the Company as chief information officer from November 2016 to January 2017, Ericsson as engineering manager from 2013 to 2016 and the Industrial Technology Research Institute as deputy director from October 2011 to February 2013. In addition, Dr. Jiang worked at several other research institutes, including University of Alaska Fairbanks, National Taiwan University and Chung Cheng University, with his research interest in cloud computing and Internet security, especially in the areas of virtualization, software-defined data centers, SDN enabled networks and big data analytics. Dr. Jiang received his Bachelor of Science in electrical engineering in 1983 and Master of Science in electrical engineering in 1984, both from National Taiwan University, and his Ph.D. in electrical engineering and computer science from University of Illinois at Chicago in 1988. Dr. Tsang Ming Jiang is a brother of Dr. Tsung-Shann Jiang, who together with his wife collectively owns 80% of Lion Arts Promotion, Inc. which has approximately 69.3% of ownership interest in the Company through YuanGene Corporation, a wholly-owned subsidiary of Lion Arts Promotion, Inc.

Dr. Chang-Jen Jiang, has served as a director of BioLite Inc. since 2013 and as a director of BioFirst Corp. since 2015. Dr. Jiang has been a pediatrician at the department of pediatrics of Eugene Women and Children Clinic since 2016. Previously, Dr. Chang-Jen worked as an attending doctor at the department of pediatrics of Keelung Hospital, the Ministry of Health and Welfare in Taiwan from 1994 to 2009. Before his position at Keelung Hospital, he was a chief doctor at the department of pediatrics, hematology and oncology of Mackay Memorial Hospital in Taiwan for three years until 1994. Dr. Chang-Jen Jiang obtained his doctor of medicine degree (the Taiwanese equivalent degree of MD) from Taipei Medical University in Taiwan in 1982 and started his career in Mackay Memorial Hospital. We believe that the Company will benefit from Dr. Jiang’s knowledge in biology and experiences in medical practice.

Norimi Sakamoto, currently serves a director at Shogun Maitake Canada Co., Ltd. from June 2016. Ms. Sakamoto served as the chief executive officer of MyLife Co., Ltd. from June 2013 to March 2020. Ms. Sakamoto started her career in 1997 from Sumitomo Corporation Hokkaido Co., Ltd. in Japan. Ms. Sakamoto received her Bachelor Degree of Arts in travel and tourism from Davis and Elkins College in 1993 and Master of Science in urban studies from the University of New Orleans in 1995.

Yen-Hsin Chou, has served as a financial specialist at Mega Bank since 2011. Ms. Chou’s responsibilities primarily include customer services and financial consultations. Ms. Chou received a Bachelor Degree in finance and economics from Yuan Ze University School of Economics in 2010.

Hsin-Hui Miao, served as counter manager at Yueh Shan Chi Cram School from August 2021 to May 2022. From August 1988 to July 2021, Ms. Miao was a kindergarten teacher and also severed as the leader of general affairs team at the affiliated high school of Tunghai University, Kindergarten Division. Ms. Miao received her Bachelor Degree of Education from Taichung University of Education in 1998.

Yoshinobu Odaira, is an entrepreneur and has founded a number of Japanese agricultural companies, including Yukiguni Maitake, our licensing partner. In 1983, Mr. Odaira established Yukiguni Maitake, which became a public company in Japan in 1994. In 2015, Bain Capital Private Equity purchased Yukiguni Maitake through a tender offer. In addition to his success with Yukiguni Maitake, Mr. Odaira served as the CEO of Yukiguni Shoji Co., Ltd. since 1988, as the CEO of Odaira Shoji Co., Ltd. from 1989 and as a director of Shogun Maitake Japan Co., Ltd. since June 1989.  In 2015, Mr. Odaira founded two new companies, Shogun Maitake Canada Co., Ltd. in Canada and Odaira Kinoko Research Co., Ltd. in Japan. Mr. Odaira has served as the CEO and director of Shogun Maitake Canada Co., Ltd. since June 2016. Mr. Odaira served as a director of BioLite Inc. from February 2019 to April 2019. Yoshinobu Odaira graduated from the Ikazawa Junior High School in 1963. We believe that we will benefit from Mr. Odaira’s successful business experience.

Che-Wei Hsu, is currently employed as a clerk by Chunghwa Post Co., Ltd. since August 2016; previously she was a teacher in a Junior High School. Ms. Hsu received a Bachelor Degree from Tunghai University School of Chinese Literature in 2004.

Shuling Jiang, has served as a director for various companies, including BioLite, Inc. and BioFirst Corp, , since 2017 and started to serve as Managing Director for Biokey, Inc. in 2022. Ms. Jiang received a Bachelor Degree from National Taiwan Normal University School of Music in 1978 and a Master Degree from Northwestern University School of Music in 1983.

Yu-Min (Francis) Chung, was a Partner at Maxpro Ventures, an investment firm in Taiwan focused on breakthrough biomedical technology companies, from July 2018 to May 2022. Prior to that, he served as Vice President at TaiAn Technology, which is a biotechnology service company and a management company for biotechnology venture capital funds in Taiwan, from June 2016 to June 2018. Mr. Chung received his Bachelor’s Degree of Science in Chemistry from National Taiwan University in 1987, Master’s Degree in Business Administration from National Taiwan University in 2006, and Ph.D. in Pharmacy from University of Iowa in 1995.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Dr. Chi-Hsin Richard King—Chief Scientific Officer

Effective September 15, 2017, the Board appointed Dr. Chi-Hsin Richard King as the CSO of the Company. Dr. Chi-Hsin Richard King, 71, retired since July 2017. He served as the consultant at TaiGen Biotechnology Co. Ltd (“TaiGen”), a Taiwan company in the biotechnology business, from August 2016 to July 2017, the Senior Vice President at TaiGen from July 2008 to August 2016 and as the Vice President at Research and Development of TaiGen from June 2005 to July 2008. Dr. King served as the Director at Albany Molecular Research Inc. (“AMRI”), a New York corporation, from January 2003 to June 2005, the Assistant Director at Medicinal Chemistry Department of AMRI from January 2000 to December 2002 and the Assistant Director at Chemical Development Department of AMRI from August 1997 to January 2000. Dr. King received the Ph.D. degree of bio-organic chemistry from University of Utah in 1980, and B.S. degree of chemistry from National Taiwan Normal University in 1972.

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

This was the first year that our officers, directors and greater than 10% shareholders were subject to these rules. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2022 were timely made, except that during the fiscal year ended December 31, 2022, Ms. Shuling Jiang, failed to timely report her initial ownership of our common stock on Form 3.

Director Independence

The NASDAQ Rules require that a majority of the Board be independent. The Board consists of 11 directors, of which nine are non-management directors. Each year the Board reviews the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. No member of the Board has any relationship or arrangement that would require disclosure under Item 404 of Regulation S-K. For additional information see “Certain Relationships and Related-Party Transactions” in this report. Based on this review, the Board has determined that the following current directors are “independent directors” as defined by the NASDAQ Rules: Messrs. Odaira and Chung and Mses. Sakamoto, Chou and Miao.

Each director who is a member of the Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee is an independent director.

Family Relationships

There are no family relationships among the executive officers and directors of the Company, except that Dr. Tsang Ming Jiang, Dr. Tsung-Shann Jiang and Dr. Chang-Jen Jiang are brothers, Mr. Eugene Jiang is Dr. Tsung-Shann Jiang’s son, and the marital relationship between Yoshinobu Odaira and Norimi Sakamoto and between Shuling Jiang and Dr. Jiang.

Board Committees

Audit Committee. The Audit Committee of the Board of Directors currently consists of Ms. Chou, Yen-Hsin (Chair), Ms. Miao, Hsin-Hui, and Ms. Hsu, Che-Wei. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Ms. Chou, Ms. Miao and Ms. Hsu are each an “independent director” under the listing standards of The NASDAQ Stock Market. The Board of Directors has also determined Ms. Chou is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.abvcpharma.com. Information contained on our website are not incorporated by reference into and do not form any part of this reports. We have included the website address as a factual reference and do not intend it to be an active link to the website.

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Ms. Norimi Sakamoto (Chair), Ms. Miao, Hsin-Hui, and Ms. Hsu, Che-Wei. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. The Board has determined that Ms. Sakamoto, Ms. Miao and Ms. Hsu are each an “independent director” under the listing standards of The NASDAQ Stock Market LLC. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.abvcpharma.com. Information contained on our website are not incorporated by reference into and do not form any part of this report. We have included the website address as a factual reference and do not intend it to be an active link to the website.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee of the Board of Directors consists of Mr. Yoshinobu Odaira (Chair), Ms. Miao, Hsin-Hui, and Ms. Hsu, Che-Wei, each of whom is an independent director under Nasdaq’s listing standards. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Board Diversity

Under Nasdaq Rule 5605(f) Nasdaq-listed companies are required, subject to certain exceptions, (1) to have at least one director who self-identifies as a female, and (2) to have at least one director who self-identifies as Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, two or more races or ethnicities, or as LGBTQ+, or (3) to explain why the reporting company does not have at least two directors on its board who self-identify in the categories listed above. Under Nasdaq Rule 5605(f)(2)(D), boards of directors composed of five or fewer members must have one director who is Diverse as defined by the Rule and are not subject to the requirements of subparagraphs (A), (B), and (C) of Rule 5605(f)(2) until and unless they expand the board beyond five members.

In addition, Nasdaq Rule 5606 (Board Diversity Disclosure) requires each Nasdaq-listed company, again subject to certain exceptions, to provide statistical information about such company’s Board of Directors, in a specified format, related to each director’s self-identified gender, race, and self-identification as LGBTQ+. This matrix is presented below. The Company believes it is in compliance with the diversity requirements imposed by the Nasdaq listing rules.

Board Diversity Matrix  (as of December 31, 2022)

Total number of directors
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity	5	6
Directors
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	4	6
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White
Two or more races or ethnicities
LGBTQ+
Did not disclose demographic background	1

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Doong (1)	2022	200,000			248,386				448,386
	2021	200,000			836,002				1,036,002

Leeds Chow (2)	2022	130,000			-				130,000
	2021	120,000			-				120,000

Tsung-Shann Jiang (3)	2022	200,000			248,386				448,386
	2021	200,000			62,700				262,700

Richard Chi-Hsin King (4)	2022	200,000			248,386				448,386
	2021	200,000			661,834				861,834

Eugene Jiang (5)	2022	200,000			248,386				448,386
	2021	200,000			62,700				262,700

Chihliang An (6)	2022	133,333			248,386				381,719
	2021	200,000			487,668				687,668

(1)	Dr. Doong was appointed as the CEO on September 15, 2017.

(2)	Mr. Chow was appointed as the CFO on September 4, 2022.

(3)	Dr. Jiang was appointed as the CSTRO on September 1, 2019.

(4)	Dr. King was appointed as the CSO on September 15, 2017.

(5)	Eugene Jiang was appointed as CBO on September 1, 2019.

(6)	Mr. An resigned from his positions as the Company’s CFO on September 4, 2022.

(7)	The weighted average grant date fair value of options granted during 2022 was $1.63, using the Black-Scholes option-pricing model. Accordingly, the Company recognized stock-based compensation expense of $1,241,930 for the years ended December 31, 2022.

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

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company granted options to purchase an aggregate of 761,920 shares of common stock under the Plan, as amended, at an exercise price of $3 per share. The options were vested at the grant date and become exercisable for 10 years from the grant date.

As of the date of this report, we have granted options under the Plan that can be exercised for an aggregate of 2,587,104 shares of Common Stock.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2022:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Howard Doong	85,715	10,715	-	2.00	Nov 20, 2031	-	-	-	-
	400,001	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Chihliang An	54,762	9,524	-	2.00	Nov 20, 2031
	233,334	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Tsung-Shann Jiang	34,105	-	-	2.00	Nov 20, 2031
	30,000	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Richard Chi-Hsin King	82,144	14,286	-	2.00	Nov 20, 2031
	316,667	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Eugene Jiang	72,418	12,193	-	2.00	Nov 20, 2031
	30,000	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Compensation of Directors

We did not pay stock options to directors in fiscal year 2022.

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

Employment Contracts

Dr. Howard Doong has entered into an employment agreement (“Doong Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $100,000. As of December 31, 2017, we paid Dr. Doong 20,833 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under Doong Employment Agreement, Dr. Doong is employed as our CEO and President of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary. On August 21, 2019, all of the Board members present at the Meeting, unanimously reelected Dr. Howard Doong as the Chief Executive Officer (“CEO”), which became effective on September 1, 2019 for a term of three years.

On September 4, 2022, the Board appointed Mr. Leeds Chow as the Company’s Chief Financial Officer (“CFO”) and Principal Accounting Officer effective from September 4, 2022 for a term of 3 years.

Dr. Chi-Hsin Richard King has entered into an employment agreements (“King Employment Agreement”) with the Company, pursuant to which he shall receive an annual base salary of $50,000. As of December 31, 2017, we paid Mr. King 10,416 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under King Employment Agreement, Dr. King is employed as the CSO of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary. On August 21, 2019, all of the Board members present at the Meeting, unanimously reelected Dr. Richard King as the Chief Scientific Officer (“CSO”), which became effective on September 1, 2019 for a term of three years.

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

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2023 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 31, 2023, we had 33,080,740 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Howard Doong	18,404	* %
Eugene Jiang (1)	702,246	2.3%
Leeds Chow	2,728	*
Chi-Hsin (Richard) King	869	*
Yen-Hsin Chou	5,679	*
Hsin-Hui Miao	-	*
Dr. Tsang-Ming Jiang	6,067	*

Norimi Sakamoto	4,667	*
Dr. Tsung-Shann Jiang (2)(4)	11,980,752	36.2%
Dr. Chang-Jen Jiang (3)	5,545	*
Yoshinobu Odaira	163,702	*
Che-Wei Hsu	3,346	*
Shuling Jiang	-	*
Yu-Min Chung	5,556	*
All officers and directors as a group (Fourteen (14) persons)	12,899,540	39.0%
YuanGene Corporation (4)	8,296,968	25.1%

*	less than 1%.

(1)	Eugene Jiang held 673,189 shares of the Company’s common stock through his ownership in AsianGene, 3,743 shares of the Company’s common stock through his ownership in BioFirst, 121 shares of the Company’s common stock through his ownership in Rgene, and the rest of 25,173 shares through direct ownership.

(2)	Dr. Tsung-Shann Jiang held 8,296,968 shares of common stock through his ownership in YuanGene Corporation, 2,277 shares of the Company’s common stock through BioLite, 16,829 shares through Rgene Corporation, 96,364 shares through BioFirst, 674,724 shares through Lion Arts, 509,878 shares through LionGene, 8,850 shares through Genepro Investment, 213,120 shares through Keypoint, and the rest of 2,161,742 shares through direct ownership.

(3)	Dr. Chang-Jen Jiang held 939 shares of common stock in the Company through his ownership in BioFirst, 5 shares of the Company’s common stock through Rgene, and the rest of 4,600 shares through direct ownership.

(4)	YuanGene Corporation is a company wholly-owned by Lion Arts, which is owned by Shu-Ling Chiang (80%) and Dr. Tsung-Shann Jiang (20%); however, YuanGene appointed Eugene Jiang to have sole voting control over the shares held by YuanGene, the principal office address of which is 2nd floor, Building B, SNPF Plaza, Savalalo, Apia, Samoa.

Securities authorized for issuance under equity incentive plans.

Equity Compensation Plan Information

The following table discloses information as of December 31, 2022, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,587,104	$2.79	3,860,211
Equity compensation plans not approved by security holders	-	-	-
Total	2,587,104	$2.79	3,860,211

See, Item 11, Executive Compensation for additional details about our option plan.

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

Clinical Development Service Agreement with Rgene Corporation

On June 10, 2022, the Company expanded its co-development partnership with Rgene. BioKey, Inc. entered into a Clinical Development Service Agreement with Rgene (“Service Agreement”) to guide certain Rgene drug products, RGC-1501 for the treatment of Non-Small Cell Lung Cancer (NSCLC), RGC-1502 for the treatment of pancreatic cancer and RGC 1503 for the treatment of colorectal cancer patients, through completion of Phase II clinical studies under U.S. FDA IND regulatory requirements (the “Rgene Studies”). The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months written notice. Under the terms of the Service Agreement, BioKey is eligible to receive payments totaling up to $3.0 million over a 3-year period with each payment amount to be determined by certain regulatory milestones obtained during the agreement period.

Collaborative agreement with BioFirst Corporation

On November 4, 2020, we executed an amendment to our collaboration agreement with BioFirst dated July 24, 2017, to add ABV-2001 Intraocular Irrigation Solution and ABV-2002 Corneal Storage Solution to our agreement. ABV-2002 is intended to be utilized during a corneal transplant procedure to replace a damaged or diseased cornea while ABV-2001 has broader utilization during a variety of ocular procedures.

Initially ABVC will focus on ABV-2002, a solution utilized to store a donor cornea prior to either penetrating keratoplasty (full thickness cornea transplant) or endothelial keratoplasty (back layer cornea transplant). Designated ABV-2002 under ABVC’s product identification system, the solution is comprised of a specific poly amino acid that protects ocular tissue from damage caused by external osmolarity exposure during pre-surgery storage. The specific polymer in ABV 2002 can adjust osmolarity to maintain a range of 330 to 390 mOsM thereby permitting hydration within the corneal stroma during the storage period. Stromal hydration results in (a) maintaining acceptable corneal transparency and (b) prevents donor cornea swelling. ABV-2002 also contains an abundant phenolic phytochemical found in plant cell walls that provides antioxidant antibacterial properties and neuroprotection.

Early testing by BioFirst indicates that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost. ABV-2002 is categorized as a Class I Medical Device that has the lowest risk to patients; however, further clinical development was put on hold due to the lack of funding.

On May 11, 2018, the Company and BioFirst (Australia) entered into a loan agreement for a total amount of $40,000 to meet its working capital needs. The advances bear 0% interest rate and are due on demand prior to September 30, 2020. Afterwards, all outstanding load will bear interest rate at 12% per annum. On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to mature on September 30, 2021 with an interest rate of 6.5% per annum, however, on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan has an interest rate of 6.5% per annum and matured on November 30, 2022. As of December 31, 2022 and 2021, the aggregate amount of outstanding loans and accrued interest was $1,028,556 and $491,816, respectively.

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

Other related party transactions

Due from related parties:

(1)

As of December 31, 2021, due from Rgene amounted to $49,110. Under the terms of the loan agreement, the loan bears interest at 1% per month (or equivalent to 12% per annum) and the maturity date was December 31, 2020. As of December 31, 2021, the outstanding loan balance was $33,520; and accrued interest was $13,701, respectively. On January 1, 2021, BioLite Taiwan entered into a consultant services agreement with Rgene, of which the amount due from Rgene was $1,889 for the year ended December 31, 2021.

On June 16, 2022, the Company entered into a one-year convertible loan agreement with Rgene, with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross-default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided. As of December 31, 2022, the outstanding loan balance was $ 500,000; and accrued interest was $13,819.

(2)	On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. As of December 31, 2022 and 2021, the aggregate amount of outstanding loan and accrued interest was $1,028,556 and $491,816, respectively.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2022 and 2021, due from BHK was $112,822 and $124,972, respectively.

(4)	On May 8, 2020, the Company and Lucidaim entered into a Letter of Intent (LOI) in regard to a potential joint venture of BioLite Japan. Based on the LOI, each party will advance an aggregated amount of $150,000 to meet BioLite Japan’s working capital needs, which the Company advanced an amount of $150,000 and the advance bear 0% interest rate. As of December 31, 2022 and 2021, the outstanding advance balances was $0 and $150,000, respectively. The outstanding balance was reclassified as prepayment for long-term investments due to the debt-to-equity agreement with BioLite Japan, while format document is pending to be executed.

Due to related parties:

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2022 and 2021, the aggregate amount of outstanding balance and accrued interest is $188,753, a combination of $147,875 from loan, and $40,878 from expense-sharing, and $40,878, respectively.

(2)	As of December 31, 2022 and 2021, BioFirst (Australia) has advanced the Company an aggregate amount of $275,900 and $132,443, respectively for new project purpose.

(3)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2022 and 2021, the outstanding balance due to the Jiangs amounted to $19,789 and $18,750, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(4)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of December 31, 2022 and 2021, the outstanding principal and accrued interest was $151,450 and $168,131, respectively. Interest expenses in connection with these loans were $22,779 and $22,779 for the years ended December 31, 2022 and 2021, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended December 31,
	2022	2021
Audit Fees	$271,000	$249,350
Audit Related Fees	39,436	78,750
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$310,436	$328,100

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended+
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
4.1	Form of Warrant (7)
4.2	Description of Securities registered under Section 12 of the Exchange Act (27)
4.3	Form of Placement Agent Warrant for Lind Offering (30)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.4	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.5	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.6	Employment Agreement with Leeds Chow+
10.7	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.8	Form of Commercial Security Agreement (18)
10.9	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.10	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.11	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.12	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.13	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (28)
10.14	Joint Venture Agreement between the Company, Lucidaim Co., Ltd. And BioLite Japan K.K.(26)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and certain investors dated May 11, 2022 (25)
10.16	Clinical Development Service Agreement between the Company and Rgene dated June 10, 2022 (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential) (10)

10.17	Promissory Note dated June 16, 2022 issued by Rgene Corporation to the Company (29)
10.18	Securities Purchase Agreement(30)
10.19	Form of Note(30)
10.20	Form of Warrant(30)
10.21	Security Agreement(30)
10.22	Guarantor Security Agreement(30)
10.23	Guaranty(30)
10.24	Trademark Security Agreement with Rgene Corporation(30)
10.25	Trademark Security Agreement with BioFirst Corporation(30)
10.26	Patent Security Agreement(30)
10.27	Copyright Security Agreement(30)
10.28	Stock Pledge Agreement(30)
14.1	Code of Ethics (23)
16.1	Letter from KCCW Accountancy Corp. to the U.S. Securities and Exchange Commission (24)
21.1	List of subsidiaries+
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith
++	Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2022.

(25)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 12, 2022.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2021.

(27)	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(28)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

ABVC BioPharma, Inc.

By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard Doong	Chief Executive Officer	March 31, 2023
Howard Doong

/s/ Eugene Jiang	Chairman of the Board of Directors	March 31, 2023
Eugene Jiang

/s/ Leeds Chow	Chief Financial Officer	March 31, 2023
Leeds Chow

/s/ Yen-Hsin Chou	Director	March 31, 2023
Yen-Hsin Chou

/s/ Hsin-Hui Miao	Director	March 31, 2023
Hsin-Hui Miao

/s/ Tsang-Ming Jiang	Director	March 31, 2023
Tsang-Ming Jiang

/s/ Shuling Jiang	Director	March 31, 2023
Shuling Jiang

/s/ Norimi Sakamoto	Director	March 31, 2023
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	March 31, 2023
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	March 31, 2023
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	March 31, 2023
Yoshinobu Odaira

/s/ Che-Wei Hsu	Director	March 31, 2023
Che-Wei Hsu

/s/ Yu-Min (Francis) Chung	Director	March 31, 2023
Yu-Min (Francis) Chung