Form 10-Q
period 2023-03-31
ABVC BIOPHARMA, INC.
filed 2023-05-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 33,080,740 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,134,959	$85,265
Restricted cash and cash equivalents	656,919	1,306,463
Accounts receivable, net	124,133	98,325
Accounts receivable – related parties, net	618,196	757,343
Due from related party – current	519,984	513,819
Short-term Investment	78,014	75,797
Prepaid expense and other current assets	347,852	150,235
Total Current Assets	3,480,057	2,987,247

Property and equipment, net	571,578	573,978
Operating lease right-of-use assets	1,098,760	1,161,141
Long-term investments	849,843	842,070
Deferred tax assets	118,191	117,110
Prepaid expenses – noncurrent	136,382	135,135
Security deposits	63,095	58,838
Prepayment for long-term investments	3,171,098	2,838,578
Due from related parties – noncurrent	1,245,933	1,141,378
Total Assets	$10,734,937	$9,855,475

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$902,000	$1,893,750
Accrued expenses and other current liabilities	2,763,271	2,909,587
Advance from customers	10,985	10,985
Operating lease liabilities – current portion	387,333	369,314
Due to related parties	1,011,347	635,893
Total Current Liabilities	5,074,936	5,819,529

Tenant security deposit	7,480	7,980
Operating lease liability – noncurrent portion	711,427	791,827
Convertible notes payable – third parties	3,206,587	-
Total Liabilities	9,000,430	6,619,336

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 33,080,740 and 32,857,329 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	33,081	32,857
Additional paid-in capital	68,048,004	67,907,479
Stock subscription receivable	(1,128,700)	(1,354,440)
Accumulated deficit	(56,728,134)	(54,904,439)
Accumulated other comprehensive income	546,237	517,128
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	1,670,488	3,098,585
Noncontrolling interest	64,019	137,554
Total Equity	1,734,507	3,236,139

Total Liabilities and Equity	$10,734,937	$9,855,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months Ended March 31,
	2023	2022
Revenues	$128,272	$25,660

Cost of revenues	60,236	1,896

Gross profit	68,036	23,764

Operating expenses
Selling, general and administrative expenses	1,272,752	1,191,078
Research and development expenses	334,979	359,404
Stock-based compensation	366,489	4,692,003
Total operating expenses	1,974,220	6,242,485

Loss from operations	(1,906,184)	(6,218,721)

Other income (expense)
Interest income	52,711	40,175
Interest expense	(56,663)	(18,213)
Operating sublease income	22,100	24,124
Gain/Loss on foreign exchange changes	(12,261)	7,563
Other (expense) income	3,067	(9,410)
Total other income	8,954	44,239

Loss before provision income tax	(1,897,230)	(6,174,482)

Provision for income tax	-	(86,867)

Net loss	(1,897,230)	(6,087,615)

Net loss attributable to noncontrolling interests	(73,535)	(92,175)

Net loss attributed to ABVC and subsidiaries	(1,823,695)	(5,995,440)
Foreign currency translation adjustment	29,109	(113,339)
Comprehensive loss	$(1,794,586)	$(6,108,779)

Net loss per share:
Basic and diluted	$(0.06)	$(0.20)

Weighted average shares used in computing net loss per share of common stock:
Basic and diluted	33,075,775	29,683,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,897,230)	$(6,087,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,493	5,411
Stock-based compensation for non-employees	366,489	4,692,003
Other non-cash income and expenses	(1,521)	9,503
Deferred tax	-	(86,867)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	113,339	(505)
Decrease (increase) in prepaid expenses and deposits	(203,621)	(113,292)
Decrease (increase) in due from related parties	(110,720)	(1,434,353)
Increase (decrease) in inventory	-	2,537
Increase (decrease) in accrued expenses and other current liabilities	(146,316)	(38,378)
Increase (decrease) in due to related parties	375,454	57,299
Net cash used in operating activities	(1,497,633)	(2,994,257)

Cash flows from investing activities
Purchase of equipment	-	(93,220)
Net cash used in investing activities	-	(93,220)

Cash flows from financing activities
Proceeds from convertible notes payable – third parties	3,206,587	-
Repayment of short-term loans	(1,000,000)	-
Net cash provided by (used in) financing activities	2,206,587	-

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(308,804)	(45,150)

Net decrease in cash and cash equivalents and restricted cash	400,150	(3,132,627)

Cash and cash equivalents and restricted cash
Beginning	1,391,728	6,565,215
Ending	$1,791,878	$3,432,588

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$56,663	$43,842
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2021	28,926,322	$28,926	$(2,257,400)	$58,113,667	$(38,481,200)	$539,660	(275,347)	$(9,100,000)	$26,689	$8,870,342
Issuance of common shares for consulting service	1,381,007	1,381	-	4,464,882	-	-	-	-	-	4,466,263
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-		(5,995,440)	-	-	-	(92,175)	(6,087,615)
Cumulative transaction adjustments	-	-	-	-	-	(113,339)	-	-	-	(113,339)
Balance at March 31, 2022	30,307,329	$30,307	$(2,031,660)	$62,578,549	$(44,476,640)	$426,321	(275,347)	$(9,100,000)	$(65,486)	$7,361,391

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares	Amounts	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2022	32,857,329	$32,857	$(1,354,440)	$67,907,479	$(54,904,439)	$517,128	(275,347)	$(9,100,000)	$137,554	$3,236,139
Issuance of common shares for consulting service	223,411	224	-	140,525	-	-	-	-	-	140,749
Stock based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-		(1,823,695)	-	-	-	(73,535)	(1,897,230)
Cumulative transaction adjustments	-	-	-	-	-	29,109	-	-	-	29,109
Balance at March 31, 2023	33,080,740	$33,081	$(1,128,700)	$68,048,004	$(56,728,134)	$546,237	(275,347)	$(9,100,000)	$64,019	$1,734,507

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

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the three months ended March 31, 2023, the Company reported net loss of $1,897,230. As of March 31, 2023, the Company’s working capital deficit was $1,594,879. In addition, the Company had net cash outflows of $1,497,633 from operating activities for the three months ended March 31, 2023. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2023, and results of operations and cash flows for the three months ended March 31, 2023 and 2022. The unaudited interim consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, and related notes included in the Company’s audited consolidated financial statements.

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

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1 Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2 Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, prepaid expenses and other current assets, accounts payable, accrued liabilities, convertible notes payable, and due to related parties approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loan, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term bank loan approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents amounted $1,134,959  and $85,265, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2023 and December 31, 2022, the Company’s restricted cash equivalents amounted $656,919 and $1,306,463, respectively.

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

The Company perform ongoing credit evaluation of our customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. The Company determine the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Concentration of clients

As of March 31, 2023, the most major client, who specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 83.28% of the Company’s total account receivables; the second major client accounted for 10.75% of the Company’s total account receivables. As of December 31, 2022, the most major client, who specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client with its Chairman also having a position as one of the Board of Directors of BioKey, accounted for 16.62% of the Company’s total account receivable.

For the three months ended March 31, 2023, one major client, manufacturing  drugs, dietary supplements, and medical products, accounted for 84.78% of the Company’s total revenues. For the three months ended March 31, 2022, two major clients, which develops novel treatment for ocular Graft-versus-Host Disease, as well as providing biotechnical researches, accounted for 42.51% and 35.27% of the Company’s total revenues, respectively.

Concentration of vendors

For the three months ended March 31, 2023, one vendor in dietary supplement industry, who provides dietary supplement and manufacturing consultation, accounted for 100% of the Company’s total purchases. For the three months ended March 31, 2022, two vendors, in research, chemical and monitoring and testing industry, who provides life science product and service solution, manufacture and distribute fine chemicals and laboratory products, as well as technology research and development institution in Taiwan, accounted for 82.9% and 15.5% of the Company’s total purchases, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Convertible Notes

The Company accounts for the convertible notes issued at a discount, by comparing the principal amount and book value, with the calculation of discounted method. The Company assess the discount per month. The amortization period of the promissory note is 18 months.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,804 and $3,337 for the three months ended March 31, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2023 and 2022, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $366,489 and $4,692,003 for the three months ended March 31, 2023 and 2022, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2023 and 2022. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2023 and December 31, 2022, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In 2015, the Company recognized the cash receipt in a total of NT$50 million, approximately equivalent to $1.64 million, as collaboration revenue when all research, technical, and development data was delivered to BHK. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this payment as collaboration revenue when all research, technical, data and development data was delivered to BHK. The cash receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this BHK Collaborative Agreements was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this BHK Collaborative Agreements.

In addition to the total of NT$50 million, approximately equivalent to $1.64 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2023 and December 31, 2022, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended December 31, 2017. During the year ended December 31, 2017, the Company has received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.64 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company has recognized investment loss of $549. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

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

4. PROPERTY  AND EQUIPMENT

Property and equipment as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Land	$364,527	$361,193
Buildings and leasehold improvements	2,227,803	2,226,687
Machinery and equipment	1,117,813	1,116,789
Office equipment	175,314	173,766
	3,885,457	3,878,435
Less: accumulated depreciation	(3,313,879)	(3,304,457)
Property and equipment, net	$571,578	$573,978

Depreciation expenses were $6,493 and $5,411 for three months ended March 31, 2023 and 2022, respectively.

5. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	March 31,	December 31,	Accounting
Name of related party	2023	2022	treatments
Braingenesis Biotechnology Co., Ltd.	0.22%	0.22%	Cost Method
Genepharm Biotech Corporation	0.92%	0.92%	Cost Method
BioHopeKing Corporation	8.03%	8.03%	Cost Method
BioFirst Corporation	21.77%	21.77%	Equity Method
Rgene Corporation	28.85%	28.85%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,235	$7,169
Genepharm Biotech Corporation	22,089	21,887
BioHopeKing Corporation	820,519	813,014
Sub total	849,843	842,070
Equity Method Investments, net
BioFirst Corporation	-	-
Rgene Corporation	-	-
Total	$849,843	$842,070

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2023 and December 31, 2022, the Company owns 21.77% and 21.77% common stock shares of BioFirst, respectively. The Company made prepayment for equity investment in BioFirst to purchase additional 317,000 shares to be issued by BioFirst in the aggregate amount of $623,856 and $618,150, recorded as prepayment for long-term investments as of March 31, 2023 and December 31, 2022, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	March 31, 2023	December 31, 2022
	(Unaudited)
Current Assets	$1,958,500	$1,543,152
Non-current Assets	801,410	739,472
Current Liabilities	1,675,194	2,663,051
Non-current Liabilities	357,150	103,447
Stockholders’ Equity (Deficit)	727,566	(483,874)

Statement of Operations

	Three months Ended March 31,
	2023	2022
	(Unaudited)
Net sales	$-	$8,808
Gross profit	-	6,133
Net loss	(406,233)	(498,940)
Share of losses from investments accounted for using the equity method	-

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and Chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to account for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2023 and December 31, 2022, the Company owns 28.85% and 28.85% Common Stock shares of Rgene, respectively. On March 31, 2023, Dr. Tsung-Shann Jiang has been elected to become the Chairman of Rgene.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Current Assets	$54,987	$68,302
Noncurrent Assets	288,160	303,893
Current Liabilities	2,491,974	2,478,868
Noncurrent Liabilities	2,048	2,441
Shareholders’ Deficit	(2,150,875)	(2,109,114)

Statement of Operations

	Three months Ended March 31,
	2023	2022
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(81,842)	(149,480)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the three months ended March 31, 2023 and 2022, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Three months Ended March 31,
	2023	2022
	(Unaudited)
Share of equity method investee losses	$-	$-

6. CONVERTIBLE NOTES PAYABLE

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

As of March 31, 2023 and December 31, 2022, the aggregate carrying values of the convertible debentures were $3,206,587 and $0, respectively; and accrued convertible interest were both $0.

Total interest expenses in connection with the above convertible note payable were $31,587 and $0 for the three months ended March 31, 2023 and 2022, respectively.

7. BANK LOANS

(1)	Short-term bank loan consists of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Cathay United Bank	$246,000	$243,750
CTBC Bank	656,000	650,000
Cathay Bank	-	1,000,000
Total	$902,000	$1,893,750

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in an amount of NT$7,500,000, equivalent to $246,000 The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. On September 6, 2017, BioLite Taiwan extended the Cathay United Loan Agreement for one year, which was due on September 6, 2018, with the principal amount of NT$7,500,000, equivalent to $246,000. On October 1, 2018, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $246,000 for one year, which was due on September 6, 2019. On September 6, 2019, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $246,000 for one year, which is due on September 6, 2020. On September 6, 2020, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $246,000 for one year, which is due on September 6, 2021. On September 6, 2021, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $246,000 for one year, which is due on September 6, 2022. On September 6, 2022, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $246,000 for one year, which is due on September 6, 2023.  As of March 31, 2023 and December 31, 2022, the effective interest rates per annum was 2.67% and 2.67%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,649 and $1,386 for the three months ended March 31, 2023 and 2022, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in an amount of NT$10,000,000, equivalent to $328,000, and NT$10,000,000, equivalent to $328,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. On January 18, 2019, BioLite Taiwan and CTBC Bank agreed to extend the loan with a new maturity date, which was July 18, 2019. On July 18, 2019, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $656,000 for six months, which is due on January 17, 2020. On January 19, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $656,000 for six months, which is due on July 19, 2020. On July 17, 2020, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $656,000 for six months, which is due on January 15, 2021. On January 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $656,000  for six months, which is due on July 15, 2021. On July 15, 2021, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $656,000 for six months, which is due on January 14, 2022. On January 14, 2022, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $656,000 for six months, which is due on July 14, 2022. On July 14, 2022, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $656,000 for six months, which is due on January 14, 2023.  The loan balances bear interest at a fixed rate of 2.5% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,831 and $2,958 for the three months ended March 31, 2023 and 2022, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On June 30, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, the Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On October 31, 2021, the Company renewed the Loan Agreement with the principal amount of $650,000 for twelve months, which is due on October 30, 2022. On September 24, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The Loan Agreement was further extended and due on December 31, 2022. The outstanding loan balance was $1,000,000 as of December 31, 2022. On February 23, 2023, the bank loan from Cathay Bank was fully repaid. As of March 31, 2023 and December 31, 2022, the effective interest rates per annum was 0% and 8%, respectively and the outstanding loan balance were $0 and $1,000,000.

Interest expenses were $10,209 and $6,090 for the three months ended March 31, 2023 and 2022, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation	Entity controlled by controlling beneficiary shareholder of ABVC
ABVC BioPharma (HK), Limited	An entity 100% owned by Mr. Tsung-Shann Jiang

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2023	2022
	(Unaudited)
GenePharm Inc.	$-	$142,225
Rgene	618,196	615,118
Total	$618,196	$757,343

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related–party - Current

	March 31,	December 31,
	2023	2022
	(Unaudited)
Rgene	$519,984	$513,819
Total	$519,984	$513,819

Due from related parties – Non-Current

	March 31,	December 31,
	2023	2022
	(Unaudited)
BioFirst (Australia)	$1,132,070	$1,028,556
BioHopeKing Corporation	113,863	112,822
Total	$1,245,933	$1,141,378

(1)	On June 16, 2022, the Company entered into a one-year convertible loan with Rgene, with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided.

As of March 31, 2023 and December 31, 2022, the outstanding loan balance were both $500,000; and accrued interest was $19,984 and $13,819, respectively.

(2)	On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects. During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. As of March 31, 2023 and December 31, 2022, the aggregate amount of outstanding loan and accrued interest and allocated research fee was $1,132,070 and $1,028,556, respectively. The Company is expected to receive the outstanding amount in full by 2023.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of March 31, 2023 and December 31, 2022, due from BHK was $113,863 and $112,822, respectively. The Company made an impairment to write off the amount due from BHK.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2023	2022
	(Unaudited)
BioFirst Corporation	$525,104	$188,753
BioFirst (Australia)	313,606	275,901
The Jiangs	19,789	19,789
Due to shareholders	152,848	151,450
Total	$1,011,347	$635,893

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of March 31, 2023 and December 31, 2022, the aggregate amount of outstanding balance and accrued interest is $525,104 and $188,753, respectively.

(2)	As of March 31, 2023, and December 31, 2022, BioFirst (Australia) has advanced the Company an aggregate amount of $313,606 and $275,901, respectively for new project purpose.

(3)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of March 31, 2023, and December 31, 2022, the outstanding balance due to the Jiangs amounted to $19,789 and $19,789, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(4)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. As of March 31, 2023 and December 31, 2022, the outstanding principal and accrued interest was $152,848 and $151,450, respectively. Interest expenses in connection with these loans were $4,896 and $5,312 for the three months ended March 31, 2023 and 2022, respectively.

9. INCOME TAXES

Income tax expense for the three-month period ended March 31, 2023 and 2022 consisted of the following:

	Three months Ended March 31,
	2023	2022
	(Unaudited)
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	$-	$-
Deferred:
Federal	$-	$-
State	-	-
Foreign	-	(86,867)
Total Deferred	$-	$(86,867)
Total provision for income taxes	$-	$(86,867)

Deferred tax assets (liability) as of March 31, 2023 and December 31, 2022 consist approximately of:

	March 31, 2023	December 31, 2022
	(Unaudited)
Loss on impairment of Assets	716,313	709,961
Net operating loss carryforwards	6,981,132	5,866,623
Operating lease liabilities	213,482	213,482
Operating lease assets	(213,482)	(213,482)
Deferred tax assets, Gross	7,697,445	6,576,584
Valuation allowance	(7,579,254)	(6,459,474)
Deferred tax assets, net	$118,191	$117,110

10. EQUITY

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

In May 2022, the Company and an institutional investor entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock at an offering price of $2.11 per share in a registered direct offering. The shares of the Company’s common stock were issued for gross proceeds of $4,220,000, before placement agent fees and legal fees of $556,075. Pursuant to the offering, the Company will also issue 5-year warrants to purchase 2,000,000 shares of common stock, exercisable at a price of $2.45 per share. As of March 31, 2023, these warrants have been issued but not exercised.

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

11. STOCK OPTIONS

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

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $3 per share, exercisable for 10 years from the grant date. As of March 31, 2023, these stock options have not been granted.

Options issued and outstanding as of December 31, 2022, and their activities during the year then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	1,825,184	$2.70		$-
Granted	761,920	3.00
Forfeited	-	-
Outstanding as of December 31, 2022	2,587,104	2.79	8.74	$-
Exercisable as of December 31, 2022	2,587,104	2.79	8.74	$-
Vested and expected to vest	2,587,104	$2.79	8.74	$-

The fair value of stock options granted for the year ended December 31, 2022 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended
December 31, 2022

Risk free interest rate	2.79%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	83.86%

The weighted average grant date fair value of options granted during the years ended December 31, 2022 was $2.79. There are 3,860,211 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2022. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $0 for the three months ended March 31, 2023 and 2022, respectively. There were no options exercised during the three months ended March 31, 2023. As of March 31, 2023, there were no unvested options.

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,823,695)	$(5,995,440)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	33,075,775	29,683,402
Stock options	–	–
Weighted-average shares outstanding - Diluted	33,075,775	29,683,402

Loss per share
-Basic	$(0.06)	$(0.20)
-Diluted	$(0.06)	$(0.20)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

13. LEASE

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

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Operating lease right-of-use assets	$1,098,760	$1,161,141
LIABILITIES
Operating lease liabilities (current)	387,333	369,314
Operating lease liabilities (noncurrent)	711,427	791,827

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Operating lease expenses	$94,299	$85,857

Other information related to leases is presented below:

	Three months Ended March 31,
	2023	2022
	(Unaudited)
Cash paid for amounts included in the measurement of operating lease liabilities	$94,299	$85,857

	March 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Operating leases	2.67 years	2.48 years

Weighted Average Discount Rate:
Operating leases	1.57%	1.49%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2023 (excluding three months ended March 31, 2023)	$293,183
2024	404,999
2025	351,391
2026	56,915
Thereafter	-
Total future minimum lease payments, undiscounted	1,106,488
Less: Imputed interest	7,728
Present value of future minimum lease payments	$1,098,760

14. SUBSEQUENT EVENTS

On April 4, 2023, the Company entered into a loan agreement with BioLite for $57,000 to increase the cost for upcoming projects. The loan matures on April 3, 2024 with an interest rate of 6.5% per annum.

On April 4, 2023, the Company entered into a loan agreement with BioFirst for $89,500 to increase the cost for upcoming projects. The loan matures on April 3, 2024 with an interest rate of 6.5% per annum.

The Company has evaluated subsequent events and transactions that occurred after March 31, 2023 up through the date the Company issued these unaudited consolidated financial statements on May 15, 2023. All subsequent events requiring recognition as of March 31, 2023 have been incorporated into these unaudited consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the three months ended March 31, 2023, the Company generated $128,272 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services, and $3,079 from consulting services provided to a related party.

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

The Company develops its pipeline by carefully tracking new medical discoveries and medical device technologies of research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company’s scientists and other specialists known to the Company to identify drugs that it believes demonstrate efficacy and safety based on the Company’s internal qualifications. Once a drug is shown to be a good candidate for further development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia, Thailand and Taiwan. In almost all cases, we have found that research institutions in each of those countries are eager to work with the Company to move forward with Phase II clinical trials.

Currently, institutions conducting phase II clinical trials in partnership with ABVC include:

●

Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study in Australia and Thailand, Principal Investigator: Matthew Simunovic, MD, Ph.D., Sydney Eye Hospital, Australia; Elvis Ojaimi, MD, East Melbourne Eye Group, Australia; Duangnate Rojanaporn, MD, Ramathibodi Hospital, Thailand; and Thuss_Sanguansak, MD, Srinagarind Hospital, Thailand.

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II, Part II, NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine and five (5) major hospitals in Taiwan

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1519, A Phase I/II, Open Label Study to Evaluate the Safety and Efficacy of BLEX 404 Oral Liquid Combined with Pemetrexed + Cisplatin Therapy in Patients with Advanced Inoperable or Metastatic EGFR wild-type Non-Small Cell Lung Cancer Patients

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

On August 2, 2022 the Company received the formal approval from Central Research Ethics Committee (CREC) of The National Research Council of Thailand for Vitargus® Phase II Study Protocol (ABV-1701-02) to be conducted at Ramathibodi Hospital, Mahidol University and Srinagarind Hospital, Khon Kaen University of Thailand. On November 2, 2022, both hospitals received Thai FDA investigational product (IP) import licenses allowing them to initiate the clinical study in Thailand. The Phase II clinical study entitled “A Prospective Multi-Site Randomized Controlled Clinical Investigation of the Safety and Effectiveness of the ABV1701 Ocular Endotamponade (OE)” was initiated in Thailand in March 2023. In parallel, Vitargus Phase II Study protocol documents were accepted by the Australian Bellberry Human Research Ethics Committee (HREC) and a Clinical Trial Notification (“CTN”) was approved by the Australian Therapeutic Goods Administration (TGA) in February 2023. The study approvals by the research governance officers (RGO) of each participating sites, Sydney Eye Hospital and East Melbourne Eye Group are in progress.

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

On July 12, 2022, the Company announced the enrollment progress in the Phase II Part II clinical study of the company’s ADHD medicine (ABV-1505). Since the first-treated subject reported on May 10, 2022, a total of forty-five (45) subjects have been enrolled in the study, including 37 who have completed the 56-day treatment. The study, a randomized, double-blind, placebo-controlled study entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II, is expected to eventually involve approximately 100 patients. Five prestigious research hospitals in Taiwan and the research hospital at the University of California, San Francisco (UCSF) are participating in the study which is a continuation of the Phase II part 1 study of ABV-1505 completed successfully at UCSF and accepted by the U.S. Food & Drug Administration in October of 2020. The UCSF Medical Center Institutional Review Board has approved participation in the Part II study, and the site initiation vist was conducted in March 2023.

The Cedars-Sinai Medical Center (CSMC, West Hollywood CA) Institutional Review Board (IRB) has approved their institution joining the Phase I study of ABV-1601 for treating depression in cancer patients. The Principal Investigator of the CSMC study will be Dr. Scott A. Irwin, MD, PhD., an eminent Professor of Psychiatry & Behavioral Neurosciences. The Phase I study is open label and will be conducted with 12 cancer patients with moderate to severe depressive symptoms. The main objective of the study is to evaluate the safety of PDC-1421, the primary active ingredient in ABV-1601. The second objective is to determine the most effective dosages for a randomized, double-blind, non-inferiority Phase II trial of PDC-1421 comparing with Wellbutrin XL, a commonly used medicine to treat cancer patients suffering with depression. The site initiation visit of the Phase I study was conducted in March 2023.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of March 31, 2023 , the Company had completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of March 31, 2023, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended December 31, 2017. During the year ended December 31, 2017, the Company has received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.64 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company has recognized investment loss of $549. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

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

On November 4, 2020, the Company executed an amendment to the BioFirst Agreement with BioFirst, to add ABV-2001 Intraocular Irrigation Solution and ABV-2002 Corneal Storage Solution to the agreement. ABV-2002 is utilized during a corneal transplant procedure to replace a damaged or diseased cornea, while ABV-2001 has broader utilization during a variety of ocular procedures.

Initially, the Company will focus on ABV-2002, a solution utilized to store a donor cornea prior to either penetrating keratoplasty (full thickness cornea transplant) or endothelial keratoplasty (back layer cornea transplant). ABV-2002 is a solution comprised of a specific poly amino acid that is intended to protect ocular tissue from damage caused by external osmolarity exposure during pre-surgery storage. The specific polymer in ABV-2002 can adjust osmolarity to maintain a range of 330 to 390 mOsM, thereby permitting hydration within the corneal stroma during the storage period. Stromal hydration typically results in (a) maintaining acceptable corneal transparency and (b) prevents donor cornea swelling. ABV-2002 also contains an abundant phenolic phytochemical found in plant cell walls that provides antioxidant antibacterial properties and neuroprotection.

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

Due to the COVID-19 pandemic, our revenues for the fiscal 2021  and 2022  were significantly impacted. As we have not seen a stronger signal to indicate that overall global economies will be back to normal in the first half of fiscal 2023, our business’s overall revenue stream may be impacted further until the restrictions of COVID-19 can be released, after which we expect the Company can resume normal operations.

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

Summary of Critical Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2023, and results of operations and cash flows for the three months ended March 31, 2023 and 2022. The unaudited interim consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, and related notes included in the Company’s audited consolidated financial statements.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, prepaid expenses and other current assets, accounts payable, accrued liabilities, convertible notes payable, and due to related parties, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loan, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term bank loan approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents amounted $1,134,959 and $85,265, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2023 and December 31, 2022, the Company’s restricted cash equivalents amounted $656,919 and $1,306,463, respectively.

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

Concentration of clients

As of March 31, 2023, the most major client, who specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 83.28% of the Company’s total account receivables; the second major client accounted for 10.75% of the Company’s total account receivables. As of December 31, 2022, the most major client, who specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client with its Chairman also having a position as one of the Board of Directors of BioKey, accounted for 16.62% of the Company’s total account receivable

For the three months ended March 31, 2023, one major client, manufacturing drugs, dietary supplements, and medical products, accounted for 84.78% of the Company’s total revenues. For the three months ended March 31, 2022, two major clients, which develops novel treatment for ocular Graft-versus-Host Disease, as well as providing biotechnical researches, accounted for 42.51% and 35.27% of the Company’s total revenues, respectively.

Concentration of vendors

For the three months ended March 31, 2023, one vendor in dietary supplement industry, who provides dietary supplement and manufacturing consultation, accounted for 100% of the Company’s total purchases. For the three months ended March 31, 2022, two vendors, in research, chemical and monitoring and testing industry, who provides life science product and service solution, manufacture and distribute fine chemicals and laboratory products, as well as technology research and development institution in Taiwan, accounted for 82.9% and 15.5% of the Company’s total purchases, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Convertible Notes

The Company accounts for the convertible notes issued at a discount, by comparing the principal amount and book value, with the calculation of discounted method. The Company assess the discount per month. The amortization period of the promissory note is 18 months.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,804 and $3,337 for the three months ended March 31, 2023 and 2022, respectively.   Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2023 and 2022, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $366,489 and $4,692,003 for the three months ended March 31, 2023 and 2022, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2023 and 2022. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	March 31, 2023	March 31, 2022

Revenues	$128,272	$25,660

Cost of revenues	60,236	1,896

Gross profit	68,036	23,764

Operating expenses
Selling, general and administrative expenses	1,272,752	1,191,078
Research and development expenses	334,979	359,404
Stock-based compensation	366,489	4,692,003
Total operating expenses	1,974,220	6,242,485

Loss from operations	(1,906,184)	(6,218,721)

Other income (expense)
Interest income	52,711	40,175
Interest expense	(56,663)	(18,213)
Operating sublease income	22,100	24,124
Gain/Loss on foreign exchange changes	(12,261)	7,563
Other (expense) income	3,067	(9,410)
Total other income	8,954	44,239

Loss before provision income tax	(1,897,230)	(6,174,482)

Provision for income tax	-	(86,867)

Net loss	(1,897,230)	(6,087,615)

Net loss attributable to noncontrolling interests	(73,535)	(92,175)

Net loss attributed to ABVC and subsidiaries	(1,823,695)	(5,995,440)
Foreign currency translation adjustment	29,109	(113,339)
Comprehensive Loss	$(1,794,586)	$(6,108,779)

Net loss per share:
Basic and diluted	$(0.06)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	33,075,775	29,683,402

Revenues. We generated $128,272 and $25,660 in revenues for the three months ended March 31, 2023 and 2022, respectively. The increase in revenues was mainly due to the increase in revenue from Contract Development and Manufacturing Organization (“CDMO”) services.

Operating Expenses. Our operating expenses have decreased by $4,268,265, or 68%, to $1,974,220 for the three months ended March 31, 2023 from $6,242,485 for the three months ended March 31, 2022. Such decrease in operating expenses was mainly attributable to the decrease in stock-based compensation expenses by $4,325,514 which relates to costs in conjunction with non-employee transferred stock.

Other Income (Expense). Our other income was $8,954 for the three months ended March 31, 2023, compared to $44,239 for the three months ended March 31, 2022. The change was principally caused by the increase in interest expense, while being offset by the increase in interest income for the three months ended March 31, 2023, and decrease in other expenses for the three months ended March 31, 2022.

Interest income (expense), net, was $(3,952) for the three months ended March 31, 2023, compared to $21,962 for the three months ended March 31, 2022. The decrease  of $25,914, or approximately 118%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $1,897,230 for the three months ended March 31, 2023 compared to $6,087,615 for the three months ended March 31, 2022, representing a decrease of $4,190,385, or 69%.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Current Assets	$3,480,057	$2,987,247
Current Liabilities	$5,074,936	$5,819,529
Working Capital (Deficit)	$(1,594,879)	$(2,832,282)

Cash Flow from Operating Activities

During the three months ended March 31, 2023 and 2022, the net cash used in operating activities were $1,497,633 and $2,994,257, respectively. The decrease in the amount used in operating activities of $1,496,624 was primarily due to the decreased in non-cash stock-based compensation for nonemployees, due from related parties, and net loss during the three months ended March 31, 2023.

Cash Flow from Investing Activities

During the three months ended March 31, 2023 and 2022, the net cash used in investing activities were $0 and $93,220 respectively. The decreases were mainly due to the purchase of equipment during three months ended March 31, 2022.

Cash Flow from Financing Activities

During the three months ended March 31, 2023 and 2022, the net cash provided by financing activities were $2,206,587 and $0, respectively. The increase in net cash provided by financing activities were primarily due to the proceeds from convertible notes, while being offset by repayment of short-term loans during the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 6, 2023, the Company received a comment from NASDAQ inquiring if there is a cap on the number of shares that can be issued pursuant to the private placement with Lind Global Fund II, LP (“Lind”), that closed in February 2023, since the conversion price of the related note is adjustable and since the Company has the option to pay the monthly payment under the note in shares of Common Stock at future prices. Since no such cap exists and there was no floor price for the conversion price of the notes or exercise price of the related warrants, the Company obtained shareholder approval as required by NASDAQ Listing Rule 5635(d) to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of Common Stock underlying the convertible notes and warrants issued by us in the Lind transaction, in an amount equal to or in excess of 20% of our common stock outstanding immediately prior to the issuance of such convertible note and warrants (including upon the operation of  anti-dilution provisions contained in such convertible preferred stock and warrants). Additionally, the Company agreed not to issue any shares of Common Stock at a price that is less than 70% of the closing price of shares of Common Stock ($0.73) on the day the Lind transaction closed, which was $0.51 per share.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022(32)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Employment Agreement with Dr. Howard Doong (14)
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and non-US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Convertible Note issued to Regene, dated June 16, 2022(31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: May 15, 2023	By:	/s/ Howard Doong
Howard Doong
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: May 15, 2023	By:	/s/ Leeds Chow
Leeds Chow
Chief Financial Officer (Principal Financial Officer)