Form 10-Q
period 2023-06-30
ABVC BIOPHARMA, INC.
filed 2023-08-14
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 3,951,388 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$99,290	$85,265
Restricted cash and cash equivalents	642,899	1,306,463
Accounts receivable, net	12,358	98,325
Accounts receivable – related parties, net	623,245	757,343
Due from related party – current	526,216	513,819
Short-term Investment	76,787	75,797
Prepaid expenses and other current assets	148,024	150,235
Total Current Assets	2,128,819	2,987,247

Property and equipment, net	564,344	573,978
Operating lease right-of-use assets	999,645	1,161,141
Long-term investments	831,706	842,070
Deferred tax assets	35,472	117,110
Prepaid expenses – noncurrent	133,472	135,135
Security deposits	61,992	58,838
Prepayment for long-term investments	3,279,153	2,838,578
Due from related parties – noncurrent	1,285,804	1,141,378
Total Assets	$9,320,407	$9,855,475

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$882,750	$1,893,750
Accrued expenses and other current liabilities	3,441,365	2,909,587
Contract liabilities	79,501	10,985
Operating lease liabilities – current portion	390,505	369,314
Due to related parties	978,734	635,893
Total Current Liabilities	5,772,855	5,819,529

Tenant security deposit	5,680	7,980
Operating lease liability – noncurrent portion	609,140	791,827
Convertible notes payable – third parties	3,299,742	-
Total Liabilities	9,687,417	6,619,336

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 authorized, 3,308,074 and 3,285,733 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively(1)	3,308	3,286
Additional paid-in capital	68,077,777	67,937,050
Stock subscription receivable	(902,960)	(1,354,440)
Accumulated deficit	(58,991,645)	(54,904,439)
Accumulated other comprehensive income	534,205	517,128
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	(379,315)	3,098,585
Noncontrolling interest	12,305	137,554
Total Equity	(367,010)	3,236,139

Total Liabilities and Equity	$9,320,407	$9,855,475

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023. See Note 14, Subsequent Events for details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months Ended June 30,		Six months Ended June 30,
	2023	2022	2023	2022
Revenues	$6,109	$312,860	$134,381	$338,520

Cost of revenues	72,981	8,367	133,217	10,263

Gross profit	(66,872)	304,493	1,164	328,257

Operating expenses
Selling, general and administrative expenses	1,386,788	1,592,831	2,659,540	2,783,909
Research and development expenses	514,442	532,782	849,421	892,186
Stock-based compensation	225,740	225,740	592,229	4,917,743
Total operating expenses	2,126,970	2,351,353	4,101,190	8,593,838

Loss from operations	(2,193,842)	(2,046,860)	(4,100,026)	(8,265,581)

Other income (expense)
Interest income	55,041	39,015	107,752	79,190
Interest expense	(114,752)	(14,758)	(171,415)	(32,971)
Operating sublease income	34,800	32,802	56,900	56,926
Gain/Loss on foreign exchange changes	(18,305)	10,479	(30,566)	18,042
Other (expense) income	3,528	(50,462)	6,595	(59,872)
Total other income	(39,688)	17,076	(30,734)	61,315

Loss before provision income tax	(2,233,530)	(2,029,784)	(4,130,760)	(8,204,266)

Provision for income tax	81,695	(82,451)	81,695	(169,318)

Net loss	(2,315,225)	(1,947,333)	(4,212,455)	(8,034,948)

Net loss attributable to noncontrolling interests	(51,714)	(88,336)	(125,249)	(180,511)

Net loss attributed to ABVC and subsidiaries	(2,263,511)	(1,858,997)	(4,087,206)	(7,854,437)
Foreign currency translation adjustment	(12,032)	(123,221)	17,077	(236,560)
Comprehensive loss	$(2,275,543)	$(1,982,218)	$(4,070,129)	$(8,090,997)

Net loss per share:
Basic and diluted	$(0.68)	$(0.59)	$(1.24)	$(2.65)

Weighted average shares used in computing net loss per share of common stock(1):
Basic and diluted	3,308,740	3,130,733	3,307,826	2,968,340

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023. See Note 14, Subsequent Events for details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,212,455)	$(8,034,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,490	10,902
Stock-based compensation for non-employees	592,229	4,917,743
Provision for doubtful accounts	38,500	-
Other non-cash income and expenses	122,784	18,831
Deferred tax expense	81,695	(170,118)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	181,565	(8,782)
Decrease (increase) in prepaid expenses and security deposits	720	(784,714)
Decrease (increase) in tenant security deposit	(2,300)	-
Decrease (increase) in due from related parties	(156,823)	(2,435,935)
Increase (decrease) in inventory	-	2,473
Increase (decrease) in accounts payable	-	2,085
Increase (decrease) in accrued expenses and other current liabilities	531,778	(21,915)
Increase (decrease) in contract liabilities	68,516	-
Increase (decrease) in due to related parties	342,841	80,760
Net cash used in operating activities	(2,397,460)	(6,423,618)

Cash flows from investing activities
Purchase of equipment	-	(115,246)
Increase in prepayment for long-term investments	(440,575)	-
Net cash used in investing activities	(440,575)	(115,246)

Cash flows from financing activities
Issuance of common stock	-	3,663,925
Proceeds from convertible notes payable – third parties	3,175,000	-
Repayment of short-term bank loans	(1,000,000)	-
Net cash provided by financing activities	2,175,000	3,663,925

Effect of exchange rate changes on cash and cash equivalents and restricted cash	13,496	(91,030)

Net decrease in cash and cash equivalents and restricted cash	(649,539)	(2,965,969)

Cash and cash equivalents and restricted cash
Beginning	1,391,728	6,565,215
Ending	$742,189	$3,599,246

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$21,532	$24,348
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares(1)	Amounts(1)	Subscription Receivable	Paid-in Capital(1)	Accumulated Deficit	Comprehensive Income	Number of Shares(1)	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2021	2,892,632	$2,893	$(2,257,400)	$58,139,700	$(38,481,200)	$539,660	(27,535)	$(9,100,000)	$26,689	$8,870,342
Issuance of common shares for consulting service	338,101	338	-	8,129,850	-	-	-	-	-	8,130,188
Stock-based compensation	-	-	451,480	-	-	-	-	-	-	451,480
Net loss for the period	-	-	-	-	(7,854,437)	-	-	-	(180,511)	(8,034,948)
Cumulative transaction adjustments	-	-	-	-	-	(236,560)	-	-	-	(236,560)
Balance at June 30, 2022	3,230,733	$3,231	$(1,805,920)	$66,269,550	$(46,335,637)	$303,100	(27,535)	$(9,100,000)	$(153,822)	$9,180,502

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares(1)	Amounts(1)	Subscription Receivable	Paid-in Capital(1)	Accumulated Deficit	Comprehensive Income	Number of Shares(1)	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2022	3,285,733	$3,286	$(1,354,440)	$67,937,050	$(54,904,439)	$517,128	(27,535)	$(9,100,000)	$137,554	$3,236,139
Issuance of common shares for consulting service	22,341	22	-	140,727	-	-	-	-	-	140,749
Stock-based compensation	-	-	451,480	-	-	-	-	-	-	451,480
Net loss for the period	-	-	-		(4,087,206)	-	-	-	(125,249)	(4,212,455)
Cumulative transaction adjustments	-	-	-	-	-	17,077	-	-	-	17,077
Balance at June 30, 2023	3,308,074	$3,308	$(902,960)	$68,077,777	$(58,991,645)	$534,205	(27,535)	$(9,100,000)	$12,305	$(367,010)

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023. See Note 14, Subsequent Events for details.

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

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the three and six months ended June 30, 2023, the Company reported net loss of $2,315,225 and $4,212,455, respectively. As of June 30, 2023, the Company’s working capital deficit was $3,644,036. In addition, the Company had net cash outflows of $2,397,460 from operating activities for the six months ended June 30, 2023. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of June 30, 2023, and results of operations and cash flows for the six months ended June 30, 2023 and 2022. The unaudited interim consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, and related notes included in the Company’s audited consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

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

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of NASDAQ Capital Market. All shares and related financial information in this Form 10-Q reflect this 1-for-10 reverse stock split.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents amounted $99,290 and $85,265, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2023 and December 31, 2022, the Company’s restricted cash equivalents amounted $642,899 and $1,306,463, respectively.

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

The Company performs ongoing credit evaluation of our customers and requires no collateral. An allowance for doubtful accounts is provided based on a review of the collectability of accounts receivable. The Company determines the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Concentration of clients

As of June 30, 2023, the most major client, who specializes in developing and commercializing dietary supplements and therapeutics in the dietary supplement industry, accounted for 97.28% of the Company’s total account receivables. As of December 31, 2022, the most major client, who specializes in developing and commercializing dietary supplements and therapeutics in the dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client, with its Chairman also having a position as one of the Board of Directors of BioKey, accounted for 16.62% of the Company’s total account receivable.

For the six months ended June 30, 2023, two major clients, manufacturing drugs, dietary supplements, and medical products, accounted for 43.64% and 34.75% of the Company’s total revenues. For the six months ended June 30, 2022, two major clients, which develops novel treatment for ocular Graft-versus-Host Disease as well as providing biotechnical research, accounted for 48.90% and 20.48% of the Company’s total revenues, respectively.

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

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as contract liabilities upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,455 and $3,309 for the three months ended June 30, 2023 and 2022, respectively, and $5,259 and $6,646 for the six months ended June 30, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three and six months ended June 30, 2023 and 2022, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $225,740 for the three months ended June 30, 2023 and 2022, respectively. Total non-employee stock-based compensation expenses were $592,229 and $4,917,743 for the six months ended June 30, 2023 and 2022, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three and six months ended June 30, 2023 and 2022. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of June 30, 2023 and December 31, 2022, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.64 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of June 30, 2023 and December 31, 2022, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

The above-mentioned equity is before the reverse stock split in 2023.

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

4. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Land	$356,747	$361,193
Buildings and leasehold improvements	2,225,198	2,226,687
Machinery and equipment	1,124,687	1,116,789
Office equipment	171,702	173,766
	3,878,334	3,878,435
Less: accumulated depreciation	(3,313,990)	(3,304,457)
Property and equipment, net	$564,344	$573,978

Depreciation expenses were $6,997 and $5,491 for three months ended June 30, 2023 and 2022, respectively.

Depreciation expenses were $13,490 and $10,902 for six months ended June 30, 2023 and 2022, respectively.

5. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	June 30,	December 31,	Accounting
Name of related party	2023	2022	treatments
Braingenesis Biotechnology Co., Ltd.	0.22%	0.22%	Cost Method
Genepharm Biotech Corporation	0.92%	0.92%	Cost Method
BioHopeKing Corporation	8.03%	8.03%	Cost Method
BioFirst Corporation	21.77%	21.77%	Equity Method
Rgene Corporation	28.85%	28.85%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,081	$7,169
Genepharm Biotech Corporation	21,617	21,887
BioHopeKing Corporation	803,008	813,014
Sub total	831,706	842,070
Equity Method Investments, net
BioFirst Corporation	-	-
Rgene Corporation	-	-
Total	$831,706	$842,070

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2023 and December 31, 2022, the Company owns 21.77% and 21.77% common stock shares of BioFirst, respectively. The Company made prepayment for equity investment in BioFirst to purchase additional 317,000 shares to be issued by BioFirst in the aggregate amount of $610,542 and $618,150, recorded as prepayment for long-term investments as of June 30, 2023 and December 31, 2022, respectively.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	June 30, 2023	December 31, 2022
	(Unaudited)
Current Assets	$1,727,649	$1,543,152
Non-current Assets	644,654	739,472
Current Liabilities	3,375,670	2,663,051
Non-current Liabilities	367,002	103,447
Stockholders’ Equity (Deficit)	(1,370,369)	(483,874)

Statement of Operations

	Six months Ended June 30,
	2023	2022
	(Unaudited)
Net sales	$-	$15,398
Gross profit	-	3,375
Net loss	(788,788)	(872,254)
Share of losses from investments accounted for using the equity method	-

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and Chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to account for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2023 and December 31, 2022, the Company owns 28.85% and 28.85% Common Stock shares of Rgene, respectively. On March 31, 2023, Dr. Tsung-Shann Jiang has been elected to become the Chairman of Rgene.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Current Assets	$56,752	$68,302
Noncurrent Assets	250,077	303,893
Current Liabilities	2,416,522	2,478,868
Noncurrent Liabilities	1,268	2,441
Shareholders’ Deficit	(2,100,961)	(2,109,114)

Statement of Operations

	Six months Ended June 30,
	2023	2022
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(155,873)	(295,517)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the six months ended June 30, 2023 and 2022, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Six months Ended June 30,
	2023	2022
	(Unaudited)
Share of equity method investee losses	$-	$-

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

As of June 30, 2023 and December 31, 2022, the aggregate carrying values of the convertible debentures were $3,299,742 and $0, respectively; and accrued convertible interest were both $0.

Total interest expenses in connection with the above convertible note payable were $124,742 and $0 for the six months ended June 30, 2023 and 2022, respectively.

7. BANK LOANS

(1)	Short-term bank loan consists of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Cathay United Bank	$240,750	$243,750
CTBC Bank	642,000	650,000
Cathay Bank	-	1,000,000
Total	$882,750	$1,893,750

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NT$7,500,000, equivalent to $240,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year. On September 6, 2022, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $240,750 for one year, which is due on September 6, 2023.  As of June 30, 2023 and December 31, 2022, the effective interest rates per annum was 2.82% and 2.67%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,745 and $1,469 for the three months ended June 30, 2023 and 2022, respectively.

Interest expenses were $3,394 and $2,855 for the six months ended June 30, 2023 and 2022, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NT$10,000,000, equivalent to $321,000, and NT$10,000,000, equivalent to $321,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every year. The loan balances bear interest at a fixed rate of 2.5% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $4,098 and $2,873 for the three months ended June 30, 2023 and 2022, respectively.

Interest expenses were $7,929 and $5,830 for the six months ended June 30, 2023 and 2022, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On June 30, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, the Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On October 31, 2021, the Company renewed the Loan Agreement with the principal amount of $650,000 for twelve months, which is due on October 30, 2022. On September 24, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The Loan Agreement was further extended and due on December 31, 2022. The outstanding loan balance was $1,000,000 as of December 31, 2022. On February 23, 2023, the bank loan from Cathay Bank was fully repaid. As of June 30, 2023 and December 31, 2022, the effective interest rates per annum was 0% and 8%, respectively and the outstanding loan balance were $0 and $1,000,000.

Interest expenses were $0 and $7,340 for the three months ended June 30, 2023 and 2022, respectively.

Interest expenses were $10,209 and $13,429 for the six months ended June 30, 2023 and 2022, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation	Entity controlled by controlling beneficiary shareholder of ABVC
ABVC BioPharma (HK), Limited	An entity 100% owned by Mr. Tsung-Shann Jiang

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2023	2022
	(Unaudited)
GenePharm Inc.	$-	$142,225
Rgene	623,245	615,118
Total	$623,245	$757,343

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related–party - Current

	June 30,	December 31,
	2023	2022
	(Unaudited)
Rgene	$526,216	$513,819
Total	$526,216	$513,819

Due from related parties – Non-Current

	June 30,	December 31,
	2023	2022
	(Unaudited)
BioFirst (Australia)	$1,174,370	$1,028,556
BioHopeKing Corporation	111,434	112,822
Total	$1,285,804	$1,141,378

(1)	On June 16, 2022, the Company entered into a one-year convertible loan with Rgene, with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided.

As of June 30, 2023 and December 31, 2022, the outstanding loan balance were both $500,000; and accrued interest was $26,126 and $13,819, respectively.

(2)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.   During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. As of June 30, 2023 and December 31, 2022, the aggregate amount of outstanding loan and accrued interest and allocated research fee was $1,174,370 and $1,028,556, respectively. The Company is expected to receive the outstanding amount in full by 2023.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of June 30, 2023 and December 31, 2022, due from BHK was $111,434 and $112,822, respectively. The Company made an impairment to write off the amount due from BHK.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2023	2022
	(Unaudited)
BioFirst Corporation	$495,753	$188,753
BioFirst (Australia)	313,606	275,901
The Jiangs	19,789	19,789
Due to shareholders	149,586	151,450
Total	$978,734	$635,893

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of June 30, 2023 and December 31, 2022, the aggregate amount of outstanding balance and accrued interest is $495,753 and $188,753, respectively.

(2)	As of June 30, 2023, and December 31, 2022, BioFirst (Australia) has advanced the Company an aggregate amount of $313,606 and $275,901, respectively for new project purpose.

(3)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of June 30, 2023, and December 31, 2022, the outstanding balance due to the Jiangs amounted to $19,789 and $19,789, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(4)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. As of June 30, 2023 and December 31, 2022, the outstanding principal and accrued interest was $149,586 and $151,450, respectively. Interest expenses in connection with these loans were $5,171 and $5,401 for the three months ended June 30, 2023 and 2022, respectively. Interest expenses in connection with these loans were $10,067 and $10,714 for the six months ended June 30, 2023 and 2022, respectively.

9. INCOME TAXES

Income tax expense for the six-month period ended June 30, 2023 and 2022 consisted of the following:

	Six months Ended June 30,
	2023	2022
	(Unaudited)
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	$-	$-
Deferred:
Federal	$-	$-
State	-	-
Foreign	81,695	(169,318)
Total Deferred	$81,695	$(169,318)
Total provision for income taxes	$81,695	$(169,318)

Deferred tax assets (liability) as of June 30, 2023 and December 31, 2022 consist approximately of:

	June 30, 2023	December 31, 2022
	(Unaudited)
Loss on impairment of Assets	701,992	709,961
Net operating loss carryforwards	5,679,314	5,866,623
Operating lease liabilities	213,482	213,482
Operating lease assets	(213,482)	(213,482)
Deferred tax assets, Gross	6,381,306	6,576,584
Valuation allowance	(6,345,834)	(6,459,474)
Deferred tax assets, net	$35,472	$117,110

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

In May 2022, the Company and an institutional investor entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock at an offering price of $2.11 per share in a registered direct offering. The shares of the Company’s common stock were issued for gross proceeds of $4,220,000, before placement agent fees and legal fees of $556,075. Pursuant to the offering, the Company will also issue 5-year warrants to purchase 2,000,000 shares of common stock, exercisable at a price of $2.45 per share. As of June 30, 2023, these warrants have been issued but not exercised.

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

The above-mentioned equity is before the reverse stock split in 2023.

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

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $3 per share, exercisable for 10 years from the grant date. As of June 30, 2023, these stock options have not been granted.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2022 was $2.79. There are 3,860,211 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2022. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $0 for the six months ended June 30, 2023 and 2022, respectively. There were no options exercised during the six months ended June 30, 2023. As of June 30, 2023, there were no unvested options.

The above-mentioned equity is before the reverse stock split in 2023.

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(2,263,511)	$(1,858,997)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	3,308,074	3,130,733
Stock options	–	–
Weighted-average shares outstanding - Diluted	3,308,074	3,130,733

Loss per share
-Basic	$(0.68)	$(0.59)
-Diluted	$(0.68)	$(0.59)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(4,087,206)	$(7,854,437)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	3,307,826	2,968,340
Stock options	–	–
Weighted-average shares outstanding - Diluted	3,307,826	2,968,340

Loss per share
-Basic	$(1.24)	$(2.65)
-Diluted	$(1.24)	$(2.65)

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

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Operating lease right-of-use assets	$999,645	$1,161,141
LIABILITIES
Operating lease liabilities (current)	390,505	369,314
Operating lease liabilities (noncurrent)	609,140	791,827

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,
	2023	2022
	(Unaudited)
Operating lease expenses	$97,577	$88,270

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Operating lease expenses	$191,876	$174,127

Other information related to leases is presented below:

	Six months Ended June 30,
	2023	2022
	(Unaudited)
Cash paid for amounts included in the measurement of operating lease liabilities	$191,876	$174,127

	June 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Operating leases	2.42 years	2.48 years

Weighted Average Discount Rate:
Operating leases	1.52%	1.49%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2023 (excluding six months ended June 30, 2023)	$194,567
2024	403,223
2025	351,120
2026	56,915
Thereafter	-
Total future minimum lease payments, undiscounted	1,005,825
Less: Imputed interest	(6,180)
Present value of future minimum lease payments	$999,645

14. SUBSEQUENT EVENTS

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of NASDAQ Capital Market. Unless otherwise noted, all shares and related financial information in this Form 10-Q reflect this 1-for-10 reverse stock split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Common stock” to “Additional paid-in capital.”

On July 27, 2023, the Company entered into that certain securities purchase agreement. relating to the offer and sale of 300,000 shares of common stock, par value $0.001 per share and 200,000 pre-funded warrants, at an exercise price of $0.001 per share, in a registered direct offering. Pursuant to the Purchase Agreement, the Company agreed to sell the Shares and/or Pre-funded Warrants at a per share purchase price of $3.50, for gross proceeds of $1,750,000, before deducting any estimated offering expenses. On August 1, 2023, the pre-funded warrants were exercised.

On July 31, 2023, the Company entered into a binding term sheet with Xinnovation Therapeutics Co., Ltd., a Company incorporated under the Law of People’s Republic of China. The term sheet contemplates that, pursuant to definitive agreements, Xinnovation will be granted an exclusive license to develop, manufacture, market, and distribute ABV-1504 for Major Depressive Disorder (MDD) and ABV-1505 for Attention-Deficit/Hyperactivity Disorder, in the Chinese market and shall bear the costs for clinical trials and product registration in China and the Company would receive an initial license fee and royalty payments ranging from 5% to 12% based on the projected annual net sales of the licensed drugs by Xinnovation in China.

On August 1, 2023, Lind converted $500,000 of convertible notes from the February 2023 Lind Offering, at $3.5 per share and received 142,857 shares of common stock. The principal amount of the note therefore reduced to $3,204,167.

The Company has evaluated subsequent events and transactions that occurred after June 30, 2023 up through the date the Company issued these unaudited consolidated financial statements on August 14, 2023. All subsequent events requiring recognition as of June 30, 2023 have been incorporated into these unaudited consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Currently, institutions conducting phase II clinical trials in partnership with ABVC include:

●

Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study in Australia and Thailand, Principal Investigator: Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina, Duangnate Rojanaporn, M.D., Ramathibodi Hospital Thailand; and Thuss Sanguansak, M.D., Srinagarind Hospital, Thailand[1].

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II, Part II, NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine and five (5) major hospitals in Taiwan.

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, NCE drug Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1519, A Phase I/II, Open Label Study to Evaluate the Safety and Efficacy of BLEX 404 Oral Liquid Combined with Pemetrexed + Carboplatin Therapy in Patients with Advanced Inoperable or Metastatic EGFR wild-type Non-Small Cell Lung Cancer Patients

Upon successful completion of the Phase II trial, the Company will seek a partner – a large pharmaceutical company – to complete a Phase III study, submit the New Drug Application (NDA), and commercialize the drug upon approval by the FDA and Taiwan FDAs. The Company expects to seek its first commercialization partner in 2023 for Vitargus, its vitreous substitute that helps to maintain a round shape and retinal location during vitrectomy surgery.

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

On February 8, 2019, the Company, BioLite Holding, Inc. (“BioLite”), BioKey, Inc. (“BioKey”), BioLite Acquisition Corp., a direct wholly-owned subsidiary of the Company (“Merger Sub 1”), and BioKey Acquisition Corp., a direct wholly-owned subsidiary of the Company (“Merger Sub 2”) (collectively referred to as the “Parties”) completed the business combination pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated January 31, 2018, pursuant to which the Company acquired BioLite and BioKey via issuing shares of the Company’s Common Stock to the shareholders of BioLite and BioKey. As a result, BioLite and BioKey became two wholly-owned subsidiaries of the Company on February 8, 2019. The Company issued an aggregate of 104,558,777 shares of Common Stock (prior to the reverse stock split in 2019 and 2023) to the shareholders of both BioLite and BioKey under a registration statement on Form S-4 (file number 333-226285), which became effective by operation of law on or about February 5, 2019.

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock (the “2023 Split”). The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of NASDAQ Capital Market.

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

[1]	The Vitargus® Phase II study was put on hold due to Serious Adverse Events (SAEs) observed in patients with retinal detachment treated with either Vitargus or SF6 comparator after vitrectomy surgeries at the Thailand sites. By comparing the Thailand study with the First-in-Human (FIH) study completed in Australia in 2018, the SAEs derived from the patients in the Thailand study may be due to the modified in-situ hydrogel procedure which allows a longer surgical time window for the study. The Company is investigating the root causes of the events and is working towards developing a safe device in-situ procedure before reinstating the study.

As of June 21, 2023, Dr. Howard Doong resigned as the Company’s CEO and was replaced by Dr. Uttam Patil.

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

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock (the “2023 Split”). The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of NASDAQ Capital Market.

On July 14, 2023, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to implement the 2023 Split with the Secretary of State of the State of Nevada. The 2023 Split took effect on July 25, 2023.

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

The above-mentioned equity is before the reverse stock split in 2023.

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock (the “2023 Split”). The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of NASDAQ Capital Market.

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

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company has 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, Nasdaq granted the Company an extension to comply with Listing Rule 5550(b)(1). The Company must now achieve compliance with this rule on or before August 31, 2023. If the Company fails to evidence compliance upon filing its periodic report for the quarter ending September 30, 2023, the Company may be subject to delisting. If Nasdaq determines to delist the Company’s securities, the Company will have an opportunity to appeal Nasdaq’s decision.

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

The Vitargus® Phase II study was put on hold due to Serious Adverse Events (SAEs) observed in patients with retinal detachment treated with either Vitargus or SF6 comparator after vitrectomy surgeries at the Thailand sites. By comparing the Thailand study with the First-in-Human (FIH) study completed in Australia in 2018, the SAEs derived from the patients in the Thailand study may be due to the modified in-situ hydrogel procedure which allows a longer surgical time window for the study. The Company is investigating the root causes of the events and is working towards developing a safe device in-situ procedure before reinstating the study.

In parallel, Vitargus® Phase II Study protocol documents were accepted by the Australian Bellberry Human Research Ethics Committee (HREC) and a Clinical Trial Notification (“CTN”) was approved by the Australian Therapeutic Goods Administration (TGA) in February 2023. The study approvals by the research governance officers (RGO) of each participating sites, Sydney Eye Hospital and East Melbourne Eye Group are in progress.

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

On July 12, 2022, the Company announced the enrollment progress in the Phase II Part II clinical study of the company’s ADHD medicine (ABV-1505). Since the first-treated subject reported on May 10, 2022, a total of fifty-seven (57) subjects have been enrolled in the study, including 48 who have completed the 56-day treatment. The study, a randomized, double-blind, placebo-controlled study entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II, is expected to eventually involve approximately 100 patients. Five prestigious research hospitals in Taiwan and the research hospital at the University of California, San Francisco (UCSF) are participating in the study which is a continuation of the Phase II part 1 study of ABV-1505 completed successfully at UCSF and accepted by the U.S. Food & Drug Administration in October of 2020. The UCSF Medical Center Institutional Review Board has approved participation in the Part II study, and the site initiation vist was conducted in March 2023.

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

On August 1, 2023, Lind converted $500,000 convertible notes into 142,857 shares of Common Stock, at a conversion price of $3.50 per share.

On July 27, 2023, the Company entered into that certain securities purchase agreement. relating to the offer and sale of 300,000 shares of common stock, par value $0.001 per share and 200,000 pre-funded warrants, at an exercise price of $0.001 per share, in a registered direct offering. Pursuant to the Purchase Agreement, the Company agreed to sell the Shares and/or Pre-funded Warrants at a per share purchase price of $3.50, for gross proceeds of $1,750,000, before deducting any estimated offering expenses. On August 1, 2023, the pre-funded warrants were exercised.

The transaction contemplated by the SPA was closed on July 31, 2023, as all the closing conditions have been satisfied.

The Company paid to the placement agents an aggregate cash fee equal to 6% of the aggregate sales price of the securities sold and warrants to purchase up to 30,000 shares of Common Stock, on the same terms as the Pre-Funded Warrants.

The above-mentioned equity is before the reverse stock split in 2023.

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

The above-mentioned equity is before the reverse stock split in 2023.

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

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as contract liabilities upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of June 30, 2023, the Company had completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of June 30, 2023, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

The above-mentioned equity is before the reverse stock split in 2023.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

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

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of NASDAQ Capital Market. All shares and related financial information in this report reflect this 1-for-10 reverse stock split. On July 14, 2023, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) to implement the 2023 Split with the Secretary of State of the State of Nevada. The 2023 Split took effect on July 25, 2023.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents amounted to $99,290 and $85,265, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash Equivalents

Restricted cash equivalents primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2023 and December 31, 2022, the Company’s restricted cash equivalents amounted to $642,899 and $1,306,463, respectively.

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

Concentration of clients

As of June 30, 2023, the most major client, who specializes in developing and commercializing dietary supplements and therapeutics in the dietary supplement industry, accounted for 97.28% of the Company’s total account receivables. As of December 31, 2022, the most major client, who specializes in developing and commercializing dietary supplements and therapeutics in the dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client, with its Chairman also having a position as one of the Board of Directors of BioKey, accounted for 16.62% of the Company’s total account receivable

For the six months ended June 30, 2023, two major clients, manufacturing drugs, dietary supplements, and medical products, accounted for 43.64% and 34.75% of the Company’s total revenues. For the six months ended June 30, 2022, two major clients, which develops novel treatment for ocular Graft-versus-Host Disease as well as providing biotechnical research, accounted for 48.90% and 20.48% of the Company’s total revenues, respectively.

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

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as contract liabilities upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

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

●

Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were both $0 for the six months ended June 30, 2023 and 2022.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,455 and $3,309 for the three months ended June 30, 2023 and 2022, respectively, and $5,259 and $6,646 for the six months ended June 30, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three and six months ended June 30, 2023 and 2022, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $225,740 for the three months ended June 30, 2023 and 2022, respectively. Total non-employee stock-based compensation expenses were $592,229 and $4,917,743 for the six months ended June 30, 2023 and 2022, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six months ended June 30, 2023 and 2022. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations — Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended
	June 30, 2023	June 30, 2022

Revenues	$6,109	$312,860

Cost of revenues	72,981	8,367

Gross profit	(66,872)	304,493

Operating expenses
Selling, general and administrative expenses	1,386,788	1,592,831
Research and development expenses	514,442	532,782
Stock-based compensation	225,740	225,740
Total operating expenses	2,126,970	2,351,353

Loss from operations	(2,193,842)	(2,046,860)

Other income (expense)
Interest income	55,041	39,015
Interest expense	(114,752)	(14,758)
Operating sublease income	34,800	32,802
Gain/Loss on foreign exchange changes	(18,305)	10,479
Other (expense) income	3,528	(50,462)
Total other income	(39,688)	17,076

Loss before provision income tax	(2,233,530)	(2,029,784)

Provision for income tax	81,695	(82,451)

Net loss	(2,315,225)	(1,947,333)

Net loss attributable to noncontrolling interests	(51,714)	(88,336)

Net loss attributed to ABVC and subsidiaries	(2,263,511)	(1,858,997)
Foreign currency translation adjustment	(12,032)	(123,221)
Comprehensive Loss	$(2,275,543)	$(1,982,218)

Net loss per share:
Basic and diluted	$(0.68)	$(0.59)

Weighted average number of common shares outstanding:
Basic and diluted	3,308,074	3,130,733

Revenues. We generated $6,109 and $312,860 in revenues for the three months ended June 30, 2023 and 2022, respectively. The decrease in revenues was mainly due to the decrease in revenue from Contract Development and Manufacturing Organization (“CDMO) services.

Operating Expenses. Our operating expenses have decreased by $224,383 or 10%, to $2,126,970 for the three months ended June 30, 2023 from $2,351,353 for the three months ended June 30, 2022. Such decrease in operating expenses was mainly attributable to the decrease in selling, general and administrative expenses and research and development expenses.

Other Income (Expense). Our other expense was $39,688 for the three months ended June 30, 2023, compared to other income of $17,076 for the three months ended June 30, 2022. The change was principally caused by the increase in interest expense and the loss on foreign exchange changes, while being offset by the increase in interest income for the three months ended June 30, 2023, and decrease in other expenses for the three months ended June 30, 2022.

Interest income (expense), net, was $(59,711) for the three months ended June 30, 2023, compared to $24,257 for the three months ended June 30, 2022. The decrease of $83,968, or approximately 346%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $2,315,225 for the three months ended June 30, 2023 compared to $1,947,333 for the three months ended June 30, 2022, representing a decrease of $367,892, or 19%.

Results of Operations — Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022.

The following table presents, for the six months indicated, our unaudited consolidated statements of operations information.

	Six Months Ended
	June 30, 2023	June 30, 2022

Revenues	$134,381	$338,520

Cost of revenues	133,217	10,263

Gross profit	1,164	328,257

Operating expenses
Selling, general and administrative expenses	2,659,540	2,783,909
Research and development expenses	849,421	892,186
Stock-based compensation	592,229	4,918,743
Total operating expenses	4,101,190	8,593,838

Loss from operations	(4,100,026)	(8,265,581)

Other income (expense)
Interest income	107,752	79,190
Interest expense	(171,415)	(32,971)
Operating sublease income	56,900	56,926
Gain/Loss on foreign exchange changes	(30,566)	18,042
Other (expense) income	6,595	(59,872)
Total other income	(30,734)	61,315

Loss before provision income tax	(4,130,760)	(8,204,266)

Provision for income tax	81,695	(169,318)

Net loss	(4,212,455)	(8,034,948)

Net loss attributable to noncontrolling interests	(125,249)	(180,511)

Net loss attributed to ABVC and subsidiaries	(4,087,206)	(7,854,437)
Foreign currency translation adjustment	17,077	(236,560)
Comprehensive Loss	$(4,070,129)	$(8,090,997)

Net loss per share:
Basic and diluted	$(1.24)	$(2.65)

Weighted average number of common shares outstanding:
Basic and diluted	3,307,826	2,968,340

Revenues. We generated $134,381 and $338,520 in revenues for the six months ended June 30, 2023 and 2022, respectively. The decrease in revenues was mainly due to the decrease in revenue from Contract Development and Manufacturing Organization (“CDMO”) services.

Operating Expenses. Our operating expenses have decreased by $4,492,648, or 52%, to $4,101,190 for the six months ended June 30, 2023 from $8,593,838 for the six months ended June 30, 2022. Such decrease in operating expenses was mainly attributable to the decrease in stock-based compensation expenses by $4,325,514 which relates to costs in conjunction with non-employee transferred stock.

Other Income (Expense). Our other expense was $(30,734) for the six months ended June 30, 2023, compared to other income of $61,315 for the six months ended June 30, 2022. The change was principally caused by the increase in interest expense and loss on foreign exchange changes, while being offset by the increase in interest income for the six months ended June 30, 2023, and decrease in other expenses for the six months ended June 30, 2022.

Interest income (expense), net, was $(63,663) for the six months ended June 30, 2023, compared to $46,219 for the six months ended June 30, 2022. The decrease of $109,882, or approximately 238%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $4,212,455 for the six months ended June 30, 2023 compared to $8,034,948 for the six months ended June 30, 2022, representing a decrease of $3,822,493, or 48%.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
Current Assets	$2,128,819	$2,987,247
Current Liabilities	$5,772,855	$5,819,529
Working Capital (Deficit)	$(3,644,036)	$(2,832,282)

Cash Flow from Operating Activities

During the six months ended June 30, 2023 and 2022, the net cash used in operating activities were $2,397,460 and $6,423,618, respectively. The decrease was primarily due to the decreased in non-cash stock-based compensation for nonemployees, due from related parties, and net loss during the six months ended June 30, 2023.

Cash Flow from Investing Activities

During the six months ended June 30, 2023 and 2022, the net cash used in investing activities were $440,575 and $115,246 respectively. The increases were mainly due to the increase in prepayment for long-term investments during six months ended June 30, 2023.

Cash Flow from Financing Activities

During the six months ended June 30, 2023 and 2022, the net cash provided by financing activities were $2,175,000 and $3,663,925, respectively. The decrease in net cash provided by financing activities were primarily due to the proceeds from convertible notes, while being offset by repayment of short-term loans during the six months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of  June 30, 2023 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, the Company has not issued unregistered securities to any person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Reserved
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: August 14, 2023	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: August 14, 2023	By:	/s/ Leeds Chow
Leeds Chow
Chief Financial Officer (Principal Financial Officer)