Form 10-Q
period 2023-09-30
ABVC BIOPHARMA, INC.
filed 2023-11-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, there were 7,231,940 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$500,069	$85,265
Restricted cash	620,868	1,306,463
Accounts receivable, net	1,530	98,325
Accounts receivable – related parties, net	624,373	757,343
Due from related party – current	535,046	513,819
Short-term Investment	68,521	75,797
Prepaid expenses and other current assets	143,127	150,235
Total Current Assets	2,493,534	2,987,247

Property and equipment, net	7,953,936	573,978
Operating lease right-of-use assets	899,817	1,161,141
Long-term investments	2,677,395	842,070
Deferred tax assets	34,256	117,110
Prepaid expenses – non-current	128,898	135,135
Security deposits	44,259	58,838
Prepayment for long-term investments	1,429,016	2,838,578
Due from related parties – non-current	930,396	865,477
Total Assets	$16,591,507	$9,579,574

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$852,500	$1,893,750
Accrued expenses and other current liabilities	3,558,213	2,909,587
Contract liabilities	79,501	10,985
Operating lease liabilities – current portion	392,666	369,314
Due to related parties	480,196	359,992
Total Current Liabilities	5,363,076	5,543,628

Tenant security deposit	5,680	7,980
Operating lease liability – non-current portion	507,151	791,827
Convertible notes payable – third parties	1,654,004	-
Total Liabilities	7,529,911	6,343,435

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 authorized, 4,823,043 and 3,286,190 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively(1)	4,823	3,286
Additional paid-in capital	80,662,290	67,937,050
Stock subscription receivable	(677,220)	(1,354,440)
Accumulated deficit	(62,309,161)	(54,904,439)
Accumulated other comprehensive income	519,123	517,128
Treasury stock	(9,100,000)	(9,100,000)
Total Stockholders’ Equity	9,099,855	3,098,585
Noncontrolling interest	(38,259)	137,554
Total Equity	9,061,596	3,236,139

Total Liabilities and Equity	$16,591,507	$9,579,574

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Revenues	$15,884	$42,269	$150,265	$380,789

Cost of revenues	29,614	10,741	162,831	21,004

Gross (loss) profit	(13,730)	31,528	(12,566)	359,785

Operating expenses
Selling, general and administrative expenses	1,182,093	3,216,146	3,841,633	6,000,055
Research and development expenses	141,310	305,483	990,731	1,197,669
Stock-based compensation	817,740	225,740	1,409,969	5,143,483
Total operating expenses	2,141,143	3,747,369	6,242,333	12,341,207

Loss from operations	(2,154,873)	(3,715,841)	(6,254,899)	(11,981,422)

Other income (expense)
Interest income	40,246	48,164	147,998	127,354
Interest expense	(1,218,624)	(126,536)	(1,390,039)	(159,507)
Operating sublease income	(3,000)	21,597	53,900	78,523
Gain/Loss on foreign exchange changes	(25,059)	(177)	(55,625)	17,865
Other (expense) income	(7,769)	491	(1,174)	(59,381)
Total other (expense) income	(1,214,206)	(56,461)	(1,244,940)	4,854

Loss before income tax	(3,369,079)	(3,772,302)	(7,499,839)	(11,976,568)

Provision for (benefit from) income tax	(999)	4,222	80,696	(165,096)

Net loss	(3,368,080)	(3,776,524)	(7,580,535)	(11,811,472)

Net loss attributable to noncontrolling interests	(50,564)	(71,660)	(175,813)	(252,171)

Net loss attributed to ABVC and subsidiaries	(3,317,516)	(3,704,864)	(7,404,722)	(11,559,301)
Foreign currency translation adjustment	(15,082)	(190,019)	1,995	(426,579)
Comprehensive loss	$(3,332,598)	$(3,894,883)	$(7,402,727)	$(11,985,880)

Net loss per share:
Basic and diluted	$(0.82)	$(1.14)	$(2.08)	$(3.71)

Weighted average shares used in computing net loss per share of common stock(1):
Basic and diluted	4,055,345	3,257,912	3,555,474	3,119,795

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(7,580,535)	$(11,811,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,949	17,364
Stock-based compensation for non-employees	1,409,969	5,143,483
Provision for doubtful accounts	38,500	521,955
Other non-cash expenses	1,422,362	30,564
Deferred tax expense	(35,719)	(31,247)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	191,265	(31,909)
Decrease (increase) in prepaid expenses and security deposits	27,924	243,065
Decrease (increase) in tenant security deposit	(2,300)	-
Decrease (increase) in due from related parties	189,755	(983,707)
Decrease in inventory	-	5,486
Increase (decrease) in accrued expenses and other current liabilities	648,626	(99,306)
Increase (decrease) in contract liabilities	68,516	-
Increase (decrease) in due to related parties	(155,697)	58,402
Net cash used in operating activities	(3,756,385)	(6,937,322)

Cash flows from investing activities
Purchase of equipment	(21,201)	(119,603)
Increase in prepayment for long-term investments	(493,158)	(1,518,793)
Net cash used in investing activities	(514,359)	(1,638,396)

Cash flows from financing activities
Issuance of common stock	1,050,000	3,917,425
Proceeds from issuance of warrant	2,429,028	-
Proceeds from convertible notes payable – third parties	1,352,512	-
Proceeds from short-term loan	-	350,000
Repayment of short-term bank loans	(1,000,000)	-
Net cash provided by financing activities	3,831,540	4,267,425

Effect of exchange rate changes on cash and cash equivalents and restricted cash	168,413	(286,775)

Net decrease in cash and cash equivalents and restricted cash	(270,791)	(4,595,068)

Cash and cash equivalents and restricted cash
Beginning	1,391,728	6,565,215
Ending	$1,120,937	$1,970,147

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$27,525	$161,741
Income taxes paid	$-	$1,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares(1)	Amounts(1)	Subscription Receivable	Paid-in Capital(1)	Accumulated Deficit	Comprehensive Income	Number of Shares(1)	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2021	2,893,089	$2,893	$(2,257,400)	$58,139,700	$(38,481,200)	$539,660	(27,535)	$(9,100,000)	$26,689	$8,870,342
Issuance of common stock for cash	200,000	200		4,466,125						4,466,325
Issuance of common stock for consulting service	138,101	138	-	3,663,725	-	-	-	-	-	3,663,863
Stock-based compensation	-	-	451,480	-	-	-	-	-	-	451,480
Net loss for the period	-	-	-	-	(7,854,437)	-	-	-	(180,511)	(8,034,948)
Cumulative transaction adjustments	-	-	-	-	-	(236,560)	-	-	-	(236,560)
Balance at June 30, 2022	3,231,190	$3,231	$(1,805,920)	$66,269,550	$(46,335,637)	$303,100	(27,535)	$(9,100,000)	$(153,822)	$9,180,502
Issuance of common stock for consulting service	32,500	33	-	253,467	-	-	-	-	-	253,500
Stock-based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-	-	(3,704,864)	-	-	-	(71,660)	(3,776,524)
Cumulative transaction adjustments	-	-	-	-	-	(190,019)	-	-	-	(190,019)
Balance at September 30, 2022	3,263,690	$3,264	$(1,580,180)	$66,523,017	$(50,040,501)	$113,081	(27,535)	$(9,100,000)	$(225,482)	$5,693,199

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares(1)	Amounts(1)	Subscription Receivable	Paid-in Capital(1)	Accumulated Deficit	Comprehensive Income	Number of Shares(1)	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2022	3,286,190	$3,286	$(1,354,440)	$67,937,050	$(54,904,439)	$517,128	(27,535)	$(9,100,000)	$137,554	$3,236,139
Issuance of common stock for consulting service	22,341	22	-	140,727	-	-	-	-	-	140,749
Issuance of warrant	-	-	-	1,729,028	-	-	-	-	-	1,729,028
Stock-based compensation	-	-	451,480	-	-	-	-	-	-	451,480
Net loss for the period	-	-	-		(4,087,206)	-	-	-	(125,249)	(4,212,455)
Cumulative transaction adjustments	-	-	-	-	-	17,077	-	-	-	17,077
Balance at June 30, 2023	3,308,531	$3,308	$(902,960)	$69,806,805	$(58,991,645)	$534,205	(27,535)	$(9,100,000)	$12,305	$1,362,018
Issuance of common stock for cash	300,000	300	-	1,049,700	-	-	-	-	-	1,050,000
Issuance of common stock for consulting service	29,600	30	-	591,970	-	-	-	-	-	592,000
Issuance of common stock for acquiring of Property	370,000	370	-	7,399,630	-	-	-	-	-	7,400,000
Issuance of common stock upon exercise of convertible notes	614,912	615	-	1,814,185	-	-	-	-	-	1,814,800
Issuance of pre-funded warrant	-	-	-	700,000	-	-	-	-	-	700,000
Exercise of pre-funded warrant	200,000	200	-	(700,000)	-	-	-	-	-	(699,800)
Stock-based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-		(3,317,516)	-	-	-	(50,564)	(3,368,080)
Cumulative transaction adjustments	-	-	-	-	-	(15,082)	-	-	-	(15,082)
Balance at September 30, 2023	4,823,043	$4,823	$(677,220)	$80,662,290	$(62,309,161)	$519,123	(27,535)	$(9,100,000)	$(38,259)	$9,061,596

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

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

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the three and nine months ended September 30, 2023, the Company reported net loss of $3,368,080 and $7,580,535, respectively. As of September 30, 2023, the Company’s working capital deficit was $2,869,542. In addition, the Company had net cash outflows of $3,756,385 from operating activities for the nine months ended September 30, 2023. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2023, and results of operations and cash flows for the nine months ended September 30, 2023 and 2022. The unaudited interim consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, and related notes included in the Company’s audited consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents amounted $500,069 and $85,265, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of certificate of deposits as a collateral of short-term loan held in CTBC Bank. As of September 30, 2023 and December 31, 2022, the Company’s restricted cash amounted $620,868 and $1,306,463, respectively.

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

Concentration of clients

As of September 30, 2023, the most major client, who specializes in developing and commercializing dietary supplements and therapeutics in the dietary supplement industry, accounted for 99.76% of the Company’s total account receivables. As of December 31, 2022, the most major client, who specializes in developing and commercializing dietary supplements and therapeutics in the dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client, with its Chairman also having a position as one of the Board of Directors of BioKey, accounted for 16.62% of the Company’s total account receivable.

For the nine months ended September 30, 2023, the most major client, manufacturing drugs, dietary supplements, and medical products, accounted for 81.19% of the Company’s total revenues. For the nine months ended September 30, 2022, one major client, who is a Shareholder of the Company that works in development and commercialization of new drugs in Taiwan, accounted for 79.18% of the Company’s total revenues.

Accounts receivable and allowance for expected credit losses accounts

Accounts receivable is recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts.

The Company make estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Allowance for expected credit losses accounts was 113,694 and 194,957 as of September 30, 2023 and December 31, 2022, respectively.

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

Construction-in-Progress

The Company acquires constructions that constructs certain of its fixed assets. All direct and indirect costs that are related to the construction of fixed assets and incurred before the assets are ready for their intended use are capitalized as construction-in-progress. No depreciation is provided in respect of construction-in-progress. Construction in progress is transferred to specific fixed asset items and depreciation of these assets commences when they are ready for their intended use.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,566 and $3,302 for the three months ended September 30, 2023 and 2022, respectively, and $7,825 and $9,948 for the nine months ended September 30, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three and nine months ended September 30, 2023 and 2022, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $817,740 and $225,740 for the three months ended September 30, 2023 and 2022, respectively. Total non-employee stock-based compensation expenses were $1,409,969 and $5,143,483 for the nine months ended September 30, 2023 and 2022, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three and nine months ended September 30, 2023 and 2022. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Loss Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2023 and December 31, 2022, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.64 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2023 and December 31, 2022, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, for which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party by the 2023 Q4, either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the Note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable.

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

The above-mentioned equity is before the reverse stock split in 2023.

4. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Land	$344,522	$361,193
Construction-in-Progress	7,400,000	-
Buildings and leasehold improvements	2,221,105	2,226,687
Machinery and equipment	1,132,876	1,116,789
Office equipment	166,027	173,766
	11,264,530	3,878,435
Less: accumulated depreciation	(3,310,594)	(3,304,457)
Property and equipment, net	$7,953,936	$573,978

Construction-in-progress consists of the property recently acquired in Chengdu, China. The Company entered into a cooperation agreement on August 14, 2023, with Zhong Hui Lian He Ji Tuan, Ltd. (the “Zhonghui”). Pursuant thereto, the Company acquired 20% of the ownership of certain property and a parcel of the land, with a view to jointly develop the property into a healthcare center for senior living, long-term care, and medical care in the areas of ABVC’s special interests, such as Ophthalmology, Oncology, and Central Nervous Systems. The plan is to establish a base for the China market and global development of these interests.

The valuation of such property is US$37,000,000; based on the Company’s 20% ownership, the Company acquired the value of US$7,400,000. In exchange, the Company issued to Zhonghui an aggregate of 370,000 shares (the “Shares”) of common stock, at a per share price of $20.0. The Shares are subject to a lock-up period of one year following the closing date of the transaction. In addition, the parties agreed that, after one year following the closing of the transaction, if the market value of the Shares or the value of the Property increases or decreases, the parties will negotiate in good faith to make reasonable adjustments.

The asset ownership certification is in the application process. However, the Company's ownership rights to the property and the associated land parcel, or a suitable replacement property, are safeguarded under the terms of the cooperation agreement, which is legally binding and enforceable.

The Construction-in-progress is planned to finish before the end of 2024.

Depreciation expenses were $7,459 and $6,462 for three months ended September 30, 2023 and 2022, respectively.

Depreciation expenses were $20,949 and $17,364 for nine months ended September 30, 2023 and 2022, respectively.

5. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	September 30,	December 31,	Accounting
Name of related party	2023	2022	treatments
Braingenesis Biotechnology Co., Ltd.	0.22%	0.22%	Cost Method
Genepharm Biotech Corporation	0.92%	0.92%	Cost Method
BioHopeKing Corporation	8.03%	8.03%	Cost Method
BioFirst Corporation	23.53%	21.77%	Equity Method
Rgene Corporation	28.85%	28.85%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,838	$7,169
Genepharm Biotech Corporation	20,876	21,887
BioHopeKing Corporation	775,491	813,014
Sub total	803,205	842,070
Equity Method Investments, net
BioFirst Corporation	1,874,190	-
Rgene Corporation	-	-
Total	$2,677,395	$842,070

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2023 and December 31, 2022, the Company owns 23.53% and 21.77% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional 317,000 shares to be issued by BioFirst in the aggregate amount of $618,150, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this Investment. The initial prepayment amounted to $589,620, transferred into 317,000 shares. In addition, The Company also converted a loan of $1,284,570 into 677,450 shares of BioFirst.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Current Assets	$1,690,060	$1,543,152
Non-current Assets	651,221	739,472
Current Liabilities	2,236,708	2,663,051
Non-current Liabilities	366,634	103,447
Stockholders’ Equity (Deficit)	(262,061)	(483,874)

Statement of Operations

	Nine months Ended September 30,
	2023	2022
	(Unaudited)
Net sales	$739	$23,079
Gross profit	291	5,747
Net loss	(986,181)	(993,643)
Share of losses from investments accounted for using the equity method	-	-

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and Chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to account for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2023 and December 31, 2022, the Company owns 28.85% and 28.85% Common Stock shares of Rgene, respectively. On March 31, 2023, Dr. Tsung-Shann Jiang has been elected to become the Chairman of Rgene.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Current Assets	$56,091	$68,302
Non-current Assets	239,594	303,893
Current Liabilities	2,407,204	2,478,868
Non-current Liabilities	1,465	2,441
Shareholders’ Deficit	(2,112,984)	(2,109,114)

Statement of Operations

	Nine months Ended September 30,
	2023	2022
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(231,445)	(450,995)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the nine months ended September 30, 2023 and 2022, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Nine months Ended September 30,
	2023	2022
	(Unaudited)
Share of equity method investee losses	$-	$-

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

Upon the occurrence of any Event of Default (as defined in the Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note (the “Mandatory Default Amount”), in addition to any other remedies under the Note or the other Transaction Documents. The Company and Lind entered into a letter agreement on September 12, 2023, pursuant to which the Mandatory Default Amount was reduced to 115% of the then outstanding principal amount of the Lind Note; pursuant to the letter agreement, Lind also agreed to waive any default associated with the Company’s market capitalization being below $12.5 million for 10 consecutive days through February 23, 2024, but retained its right to convert its Note. In addition, if the Company is unable to increase its market capitalization and is unable to obtain a further waiver or amendment to the Lind Note, then the Company could experience an event of default under the Lind Note, which could have a material adverse effect on the Company’s liquidity, financial condition, and results of operations. The Company cannot make any assurances regarding the likelihood, certainty, or exact timing of the Company’s ability to increase its market capitalization, as such metric is not within the immediate control of the Company and depends on a variety of factors outside the Company’s control.

The Lind Warrant may be exercised via cashless exercise.

During July 2023, the warrant exercise price was reset to $3.5 in accordance to the issuance of common stock in relation to securities purchase agreement on July 2023.

As of September 30, 2023 and December 31, 2022, the aggregate carrying values of the convertible debentures were $1,654,004 and $0, respectively.

Total interest expenses in connection with the above convertible note payable were $1,323,032 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

7. BANK LOANS

(1)	Short-term bank loan consists of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Cathay United Bank	$232,500	$243,750
CTBC Bank	620,000	650,000
Cathay Bank	-	1,000,000
Total	$852,500	$1,893,750

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NT$7,500,000, equivalent to $232,500. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.15%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year. On September 6, 2022, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $232,500 for one year, which is due on September 6, 2023. On September 6, 2023, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $232,500 for one year, which is due on September 6, 2024. As of September 30, 2023 and December 31, 2022, the effective interest rates per annum was 2.85% and 2.67%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,742 and $1,604 for the three months ended September 30, 2023 and 2022, respectively.

Interest expenses were $5,136 and $4,401 for the nine months ended September 30, 2023 and 2022, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NT$10,000,000, equivalent to $310,000, and NT$10,000,000, equivalent to $310,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every year. The loan balances bear interest at a fixed rate of 2.5% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,752 and $3,289 for the three months ended September 30, 2023 and 2022, respectively.

Interest expenses were $11,681 and $9,002 for the nine months ended September 30, 2023 and 2022, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On June 30, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, the Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On October 31, 2021, the Company renewed the Loan Agreement with the principal amount of $650,000 for twelve months, which is due on October 30, 2022. On September 24, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The Loan Agreement was further extended and due on December 31, 2022. The outstanding loan balance was $1,000,000 as of December 31, 2022. On February 23, 2023, the bank loan from Cathay Bank was fully repaid. As of September 30, 2023 and December 31, 2022, the effective interest rates per annum was 0% and 8%, respectively and the outstanding loan balance were $0 and $1,000,000.

Interest expenses were $0 and $12,446 for the three months ended September 30, 2023 and 2022, respectively.

Interest expenses were $10,209 and $28,109 for the nine months ended September 30, 2023 and 2022, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation	Entity controlled by controlling beneficiary shareholder of ABVC
ABVC BioPharma (HK), Limited	An entity 100% owned by Mr. Tsung-Shann Jiang

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2023	2022
	(Unaudited)
GenePharm Inc.	$-	$142,225
Rgene	624,373	615,118
Total	$624,373	$757,343

Revenue - related parties

Revenue due from related parties consisted of the following as of the periods indicated:

	September 30,	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Rgene	$1,900	$307,788
Total	$1,900	$307,788

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related–party - Current

	September 30,	December 31,
	2023	2022
	(Unaudited)
Rgene	$535,046	$513,819
Total	$535,046	$513,819

Due from related parties – Non-Current

	September 30,	December 31,
	2023	2022
	(Unaudited)
BioFirst (Australia)	$822,781	$752,655
BioHopeKing Corporation	107,615	112,822
Total	$930,396	$865,477

(1)	On June 16, 2022, the Company entered into a one-year convertible loan with Rgene, with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided.

As of September 30, 2023 and December 31, 2022, the outstanding loan balance were both $500,000; and accrued interest was $32,518 as of September 30, 2023; while the accrued interest as of December 31, 2022 was $13,819.

As of September 30, 2023 and December 31, 2022, the Company has other receivables of $2,528 and $0, respectively.

(2)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of September 30, 2023 and December 31, 2022, the outstanding loan balance and allocated research fee was $681,185 and $660,484, respectively; and accrued interest was $141,596 and $92,171, respectively.  The Company is expected to receive the outstanding amount in full by 2023 Q4.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of September 30, 2023 and December 31, 2022, due from BHK was $107,615 and $112,822, respectively. The Company made an impairment to write off the amount due from BHK.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2023	2022
	(Unaudited)
BioFirst Corporation	$315,947	$188,753
The Jiangs	19,789	19,789
Due to shareholders	144,460	151,450
Total	$480,196	$359,992

(1)

Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of September 30, 2023 and December 31, 2022, the aggregate amount of outstanding balance and accrued interest is $315,947 and $188,753, respectively. Interest expenses in connection with these loans were$9,327 and $0 for the three months ended September 30, 2023 and 2022, respectively.

Interest expenses in connection with these loans were $24,400 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

(2)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of September 30, 2023, and December 31, 2022, the outstanding balance due to the Jiangs amounted to $19,789 and $19,789, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

Interest expenses in connection with these advanced funds were$499 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. As of September 30, 2023 and December 31, 2022, the outstanding principal and accrued interest was $144,460 and $151,450, respectively. Interest expenses in connection with these loans were $5,015 and $5,208 for the three months ended September 30, 2023 and 2022, respectively. Interest expenses in connection with these loans were $15,082 and $15,922 for the nine months ended September 30, 2023 and 2022, respectively.

9. INCOME TAXES

Income tax expense for the nine-month period ended September 30, 2023 and 2022 consisted of the following:

	Nine months Ended September 30,
	2023	2022
	(Unaudited)
Current:
Federal	$-	$-
State	-	1,600
Foreign	-	-
Total Current	$-	$1,600
Deferred:
Federal	$-	$-
State	-	-
Foreign	80,696	(166,696)
Total Deferred	$80,696	$(166,696)
Total provision for (benefit from) income taxes	$80,696	$(165,096)

Deferred tax assets (liability) as of September 30, 2023 and December 31, 2022 consist approximately of:

	September 30, 2023	December 31, 2022
	(Unaudited)
Loss on impairment of Assets	679,428	709,961
Net operating loss carryforwards	5,713,161	5,866,623
Operating lease liabilities	213,482	213,482
Operating lease assets	(213,482)	(213,482)
Deferred tax assets, Gross	6,392,589	6,576,584
Valuation allowance	(6,358,333)	(6,459,474)
Deferred tax assets, net	$34,256	$117,110

10. EQUITY

In January 2022, the Company agreed to pay the deferred service fees related to Public Offering amounted $4,296,763 by issuing 1,306,007 shares of unrestricted common stock, valued at $3.29 per share on the grant date. These shares have been issued in January 2022.

In March 2022, the Company issued 75,000 common stock to BarLew Holdings, LLC for consulting and advisory services amounted to $169,500, valued at $2.26 per share.

In May 2022, the Company and an institutional investor entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock at an offering price of $2.11 per share in a registered direct offering. The shares of the Company’s common stock were issued for gross proceeds of $4,220,000, before placement agent fees and legal fees of $556,075. Pursuant to the offering, the Company will also issue 5-year warrants to purchase 2,000,000 shares of common stock, exercisable at a price of $2.45 per share. As of September 30, 2023, these warrants have been issued but not exercised.

On July 10, 2022, the Board approved the issuance of 75,000 shares of common stock to Barlew Holdings, LLC pursuant to the consulting agreement by and between Barlew Holdings, LLC and the Company dated July 1, 2022, and 250,000 shares of common stock to Inverlew Advisors, LLC, in accordance with the consulting agreement by and between Inverlew Advisors, LLC and the Company dated July 1, 2022.

On December 1, 2022, the Company issued 125,000 and 100,000 common stock to Euro-Asia Investment & Finance Corp Ltd. and Thalia Media Ltd. for consulting and advisory services.

On January 3, 2023, the Company issued 223,411 common stock to a consultant for providing consulting services on listing to NASDAQ in 2021.

On February 23, 2023, the Company entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167, for a purchase price of $3,175,000, that is convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustment. The Company also issued Lind a common stock purchase warrant to purchase up to 5,291,667 shares of the Company’s common stock at an initial exercise price of $1.05 per share, subject to adjustment. During the period ended September 30, 2023, the Company has been repaying Lind with securities for 614,912 shares, totaling $1,814,800. During July 2023, the warrant exercise price was reset to $3.5 in accordance to the issuance of common stock in relation to securities purchase agreement on July 2023. As of September 30, 2023, the warrant has not yet been exercised.

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

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui. Pursuant thereto, the Company acquired 20% of the ownership of a property and the parcel of the land owned by Zhonghui in Leshan, Sichuan, China. During the third quarter of 2023, the Company issued to Zhonghui, an aggregate of 370,000 shares of the Company’s common stock, at a per share price of $20.

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

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $3 per share, exercisable for 10 years from the grant date. As of September 30, 2023, these stock options have not been granted.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2022 was $2.79. There are 3,860,211 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2022. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $0 for the nine months ended September 30, 2023 and 2022, respectively. There were no options exercised during the nine months ended September 30, 2023. As of September 30, 2023, there were no unvested options.

The above-mentioned equity is before the reverse stock split in 2023.

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common stock and dilutive potential common stock outstanding during the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(3,317,516)	$(3,704,864)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	4,055,345	3,257,912
Stock options	–	–
Weighted-average shares outstanding - Diluted	4,055,345	3,257,912

Loss per share
-Basic	$(0.82)	$(1.14)
-Diluted	$(0.82)	$(1.14)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(7,404,722)	$(11,559,301)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	3,555,474	3,119,795
Stock options	–	–
Weighted-average shares outstanding - Diluted	3,555,474	3,119,795

Loss per share
-Basic	$(2.08)	$(3.71)
-Diluted	$(2.08)	$(3.71)

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

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Operating lease right-of-use assets	$899,817	$1,161,141
LIABILITIES
Operating lease liabilities (current)	392,666	369,314
Operating lease liabilities (non-current)	507,151	791,827

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2023	2022
	(Unaudited)
Operating lease expenses	$96,875	$87,367

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Operating lease expenses	$288,751	$261,494

Other information related to leases is presented below:

	Nine months Ended September 30,
	2023	2022
	(Unaudited)
Cash paid for amounts included in the measurement of operating lease liabilities	$288,751	$261,494

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Operating leases	2.04 years	2.48 years

Weighted Average Discount Rate:
Operating leases	1.53%	1.49%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2023 (excluding nine months ended September 30, 2023)	$96,585
2024	400,432
2025	350,693
2026	56,916
Thereafter	-
Total future minimum lease payments, undiscounted	904,626
Less: Imputed interest	(4,809)
Present value of future minimum lease payments	$899,817

14. SUBSEQUENT EVENTS

During the period from Oct 1, 2023 until the date of this report, the Company has been repaying Lind, pursuant to the securities purchase agreement executed on February 23, 2023, with securities for 2,329,495 shares, totaling an amount of $1,572,600.

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AIBL for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The Licensed Products for MDD and ADHD, owned by ABVC and BioLite, were valued at $667M by a third-party evaluation. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite shall receive 23 million shares of AIBL stock at $10 per share, and if certain milestones are met, $3,500,000 and royalties equaling 5% of net sales, up to $100 million.

The Company has evaluated subsequent events and transactions that occurred after September 30, 2023 up through the date the Company issued these unaudited consolidated financial statements on November 15, 2023. All subsequent events requiring recognition as of September 30, 2023 have been incorporated into these unaudited consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Currently, institutions conducting phase II clinical trials in partnership with ABVC include:

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study in Australia and Thailand, Principal Investigator: Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina, Duangnate Rojanaporn, M.D., Ramathibodi Hospital Thailand; and Thuss Sanguansak, M.D., Srinagarind Hospital, Thailand[1].

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II, Part II, NCE drug Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine and five (5) major hospitals in Taiwan.

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, NCE drug Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

●	Drug: ABV-1519, A Phase I/II, Open Label Study to Evaluate the Safety and Efficacy of BLEX 404 Oral Liquid Combined with Pemetrexed + Carboplatin Therapy in Patients with Advanced Inoperable or Metastatic EGFR wild-type Non-Small Cell Lung Cancer Patients received the “STUDY MAY PROCEED” letter from FDA on December 30, 2023. The study will be conducted in Taiwan. The study is still waiting Taiwan FDA approval.

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

As of June 21, 2023, Dr. Howard Doong resigned as the Company’s CEO and was replaced by Dr. Uttam Patil.

On August 14, 2023, the Company entered into a cooperation agreement (the “Agreement”, the transaction contemplated therein the “Transaction”) with Zhonghui United Technology (Chengdu) Group Co., Ltd., a Company established under the Law of People’s Republic of China (“Zhonghui”). Pursuant thereto, the Company acquired 20% of the ownership of a property and the parcel of the land (the “Property”) owned by Zhonghui in Leshan, Sichuan, China. The valuation of the Property as of April 18, 2023, which was assessed by an independent third party, is estimated to be approximately CNY 264,299,400 or approximately US$37,000,000. In exchange, the Company agreed to issue to Zhonghui, an aggregate of 370,000 shares of the Company’s common stock, at a per share price of $20 (the “Zhonghui Shares”). On September 4, 2023, the Company and Zhonghui entered into an amendment to the Agreement to clarify that, in no event will the Company issue to Zhonghui shares of common stock, in connection with the Transaction, in an amount exceeding 19.99% of the issued and outstanding shares as of the date of the Agreement.

The Company and Zhonghui plan to jointly develop the Property into a healthcare center for senior living, long-term care, and medical care in the areas of ABVCs’ special interests, such as Ophthalmology, Oncology, and Central Nervous Systems. The plan is to establish a base for the China market and global development of these interests. The asset ownership certification is in the application process and pending approval from the Chinese government.

During the third quarter of 2023, the Company issued the Zhonghui Shares. The Zhonghui Shares are subject to a lock-up period of one year following the closing date of this Transaction. In addition, the parties agreed that, after one year following the closing of the Transaction, the market value of the shares issued or the value of the Property increase or decrease, the parties will negotiate in good faith to make reasonable adjustment.

On July 31, 2023, the Company entered into a binding term sheet with Xinnovation Therapeutics Co., Ltd., a Company incorporated under the Law of People’s Republic of China. The term sheet contemplates that, pursuant to definitive agreements, Xinnovation will be granted an exclusive license to develop, manufacture, market, and distribute ABV-1504 for Major Depressive Disorder (MDD) and ABV-1505 for Attention-Deficit/Hyperactivity Disorder, in the Chinese market and shall bear the costs for clinical trials and product registration in China and the Company would receive an initial license fee and royalty payments ranging from 5% to 12% based on the projected annual net sales of the licensed drugs by Xinnovation in China. This transaction remains subject to the negotiation of definitive documents and therefore there is no guarantee that this transaction will occur.

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AIBL for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The Licensed Products for MDD and ADHD, owned by ABVC and BioLite, were valued at $667M by a third-party evaluation. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite shall receive 23 million shares of AIBL stock at $10 per share, and if certain milestones are met, $3,500,000 and royalties equaling 5% of net sales, up to $100 million.

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

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company has 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, Nasdaq granted the Company an extension to comply with Listing Rule 5550(b)(1). The Company must now achieve compliance with this rule on or before August 31, 2023. If the Company fails to evidence compliance upon filing its periodic report for the quarter ending September 30, 2023, the Company may be subject to delisting. If Nasdaq determines to delist the Company’s securities, the Company will have an opportunity to appeal Nasdaq’s decision.   Based on a series of transactions, we believe we regained compliance with the stockholders’ equity requirement as of August 31, 2023. Nasdaq informed us that it will continue to monitor our ongoing compliance with the stockholders’ equity requirement, and if we do not evidence compliance in this Quarterly Report, we may be subject to delisting. As of September 30, 2023, our stockholders’ equity was $7,548,308, which exceeds Nasdaq’s minimum requirement.

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

On July 12, 2022, the Company announced the enrollment progress in the Phase II Part II clinical study of the company’s ADHD medicine (ABV-1505). Since the first-treated subject reported on May 10, 2022, a total of sixty-nine (69) subjects have been enrolled in the study, including 50 who have completed the 56-day treatment. The study, a randomized, double-blind, placebo-controlled study entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II, is expected to eventually involve approximately 100 patients. Five prestigious research hospitals in Taiwan and the research hospital at the University of California, San Francisco (UCSF) are participating in the study which is a continuation of the Phase II part 1 study of ABV-1505 completed successfully at UCSF and accepted by the U.S. Food & Drug Administration in October of 2020. The UCSF Medical Center Institutional Review Board has approved participation in the Part II study, and the site initiation visit was conducted in March 2023.

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

Upon the occurrence of any Event of Default (as defined in the Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note (the “Mandatory Default Amount”), in addition to any other remedies under the Note or the other Transaction Documents. The Company and Lind entered into a letter agreement on September 12, 2023, pursuant to which the Mandatory Default Amount was reduced to 115% of the then outstanding principal amount of the Lind Note; pursuant to the letter agreement, Lind also agreed to waive any default associated with the Company’s market capitalization being below $12.5 million for 10 consecutive days through February 23, 2024, but retained its right to convert its Note. In addition, if the Company is unable to increase its market capitalization and is unable to obtain a further waiver or amendment to the Lind Note, then the Company could experience an event of default under the Lind Note, which could have a material adverse effect on the Company’s liquidity, financial condition, and results of operations. The Company cannot make any assurances regarding the likelihood, certainty, or exact timing of the Company’s ability to increase its market capitalization, as such metric is not within the immediate control of the Company and depends on a variety of factors outside the Company’s control.

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

On September 12, 2023, the Company and Lind entered into a letter agreement (the “Letter Agreement”) pursuant to which Lind agreed to waive any default, any Event of Default, and any Mandatory Default Amount (each as defined in the Note) associated with the Company’s market capitalization being below $12.5 million for 10 consecutive days through February 23, 2024. Notwithstanding the waiver, Lind retains its right to exercise conversion rights under 2.2(a), 2.2(c)(2)(x) and 3.1 of the Note, which could result in a substantial amount of common stock issued at a significant discount to the trading price of the Company’s common stock. In addition, if the Company is unable to increase its market capitalization and is unable to obtain a further waiver or amendment to the Note, then the Company could experience an event of default under the Note, which could have a material adverse effect on the Company’s liquidity, financial condition, and results of operations. The Company cannot make any assurances regarding the likelihood, certainty, or exact timing of the Company’s ability to increase its market capitalization, as such metric is not within the immediate control of the Company and depends on a variety of factors outside the Company’s control.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of September 30, 2023, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

On September 13, 2023, the BioLite received a new patent granted notice (application no. 109130285) for PDC-1421 from the Intellectual Property Office of Taiwan.

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

Clinical Development Service Agreement with Rgene Corporation, a related party

On June 10, 2022, the Company expanded its co-development partnership with Rgene. The Company’s subsidiary, BioKey, entered into a Clinical Development Service Agreement with Rgene (“Service Agreement”) to guide certain Rgene drug products, RGC-1501 for the treatment of Non-Small Cell Lung Cancer (NSCLC), RGC-1502 for the treatment of pancreatic cancer and RGC 1503 for the treatment of colorectal cancer patients, through completion of Phase II clinical studies under U.S. FDA IND regulatory requirements (the “Rgene Studies”). Under the terms of the Service Agreement, BioKey is eligible to receive payments totaling up to $3.0 million over a 3-year period with each payment amount to be determined by certain regulatory milestones obtained during the agreement period. The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months written notice. Either party may terminate the Service Agreement for cause by providing 30 days written notice.

Through a series of transactions over the past 5 years, the Company and Rgene have co-developed the three drug products covered by the Service Agreement, which has resulted in the Company owning 31.62% of Rgene.

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, for which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party by the 2023 Q4, either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the Note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents amounted to $500,069 and $85,265, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of certificate of deposits as a collateral of short-term loan held in CTBC Bank. As of September 30, 2023 and December 31, 2022, the Company’s restricted cash amounted to $620,868 and $1,306,463, respectively.

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

Concentration of clients

As of September 30, 2023, the most major client, who specializes in developing and commercializing dietary supplements and therapeutics in the dietary supplement industry, accounted for 99.76% of the Company’s total account receivables. As of December 31, 2022, the most major client, who specializes in developing and commercializing dietary supplements and therapeutics in the dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client, with its Chairman also having a position as one of the Board of Directors of BioKey, accounted for 16.62% of the Company’s total account receivable

For the nine months ended September 30, 2023, the most major client, manufacturing drugs, dietary supplements, and medical products, accounted for 81.19% of the Company’s total revenues. For the nine months ended September 30, 2022, one major client, who is a Shareholder of the Company that works in development and commercialization of new drugs in Taiwan, accounted for 79.18% of the Company’s total revenues.

Accounts receivable and allowance for expected credit losses accounts

Accounts receivable is recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts.

The Company make estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Allowance for expected credit losses accounts was 113,694 and 194,957 as of September 30, 2023 and December 31, 2022, respectively.

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

Construction-in-Progress

The Company acquires constructions that constructs certain of its fixed assets. All direct and indirect costs that are related to the construction of fixed assets and incurred before the assets are ready for their intended use are capitalized as construction-in-progress. No depreciation is provided in respect of construction-in-progress. Construction in progress is transferred to specific fixed asset items and depreciation of these assets commences when they are ready for their intended use. The Company acquired 20% of the ownership of a certain property and parcel of land owned by Zhonghui, with a view to jointly develop the property into a healthcare center for senior living, long-term care, and medical care in the areas of ABVC’s special interests, such as Ophthalmology, Oncology, and Central Nervous Systems. The plan is to establish a base for the China market and global development of these interests. The Company is a party to a related cooperation agreement with Zhonghui, but is awaiting final asset ownership certification from the Chinese government.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were both $0 for the nine months ended September 30, 2023 and 2022.

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

The Company completed the required testing of goodwill for impairment as of September 30, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,566 and $3,302 for the three months ended September 30, 2023 and 2022, respectively, and $7,825 and $9,948 for the nine months ended September 30, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three and nine months ended September 30, 2023 and 2022, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $817,740 and $225,740 for the three months ended September 30, 2023 and 2022, respectively. Total non-employee stock-based compensation expenses were $1,409,969 and $5,143,483 for the nine months ended September 30, 2023 and 2022, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine months ended September 30, 2023 and 2022. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Loss Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

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

Results of Operations — Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended
	September 30, 2023	September 30, 2022

Revenues	$15,884	$42,269

Cost of revenues	29,614	10,741

Gross (loss) profit	(13,730)	31,528

Operating expenses
Selling, general and administrative expenses	1,182,093	3,216,146
Research and development expenses	141,310	305,483
Stock-based compensation	817,740	225,740
Total operating expenses	2,141,143	3,747,369

Loss from operations	(2,154,873)	(3,715,841)

Other income (expense)
Interest income	40,246	48,164
Interest expense	(1,218,624)	(126,536)
Operating sublease income	(3,000)	21,597
Gain/Loss on foreign exchange changes	(25,059)	(177)
Other (expense) income	(7,769)	491
Total other (expense) income	(1,214,206)	(56,461)

Loss before income tax	(3,369,079)	(3,772,302)

Provision for (benefit from) income tax	(999)	4,222

Net loss	(3,368,080)	(3,776.524)

Net loss attributable to noncontrolling interests	(50,564)	(71,660)

Net loss attributed to ABVC and subsidiaries	(3,317,516)	(3,704,864)
Foreign currency translation adjustment	(15,082)	(190,019)
Comprehensive Loss	$(3,332,598)	$(3,894,883)

Net loss per share:
Basic and diluted	$(0.82)	$(1.14)

Weighted average number of common stock outstanding:
Basic and diluted	4,055,345	3,257,912

Revenues. We generated $15,884 and $42,269 in revenues for the three months ended September 30, 2023 and 2022, respectively. The decrease in revenues was due to completion of ongoing projects and awaiting for new approval.

Operating Expenses. Our operating expenses have decreased by $1,606,226 or 43%, to $2,141,143 for the three months ended September 30, 2023 from $3,747,369 for the three months ended September 30, 2022. Such decrease in operating expenses was mainly attributable to the decrease in selling, general and administrative expenses and research and development expenses, since research and development projects have been dormant as the Company waits for results for further development, while being offset by the increase in stock-based compensation.

Other Income (Expense). Our other expense was $1,214,206 for the three months ended September 30, 2023, compared to other expense of $56,461 for the three months ended September 30, 2022. The change was principally caused by the increase in interest expense and the loss on foreign exchange changes, while being offset by the increase in interest income for the three months ended September 30, 2023, and decrease in other expenses for the three months ended September 30, 2022.

Interest income (expense), net, was $(1,178,378) for the three months ended September 30, 2023, compared to $(78,372) for the three months ended September 30, 2022. The increase of $1,100,006, or approximately 1,404%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $3,368,080 for the three months ended September 30, 2023 compared to $3,776,524 for the three months ended September 30, 2022, representing a decrease of $408,444, or 11%.

Results of Operations — Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.

The following table presents, for the nine months indicated, our unaudited consolidated statements of operations information.

	Nine Months Ended
	September 30, 2023	September 30, 2022

Revenues	$150,265	$380,789

Cost of revenues	162,831	21,004

Gross (loss) profit	(12,566)	359,785

Operating expenses
Selling, general and administrative expenses	3,841,633	6,000,055
Research and development expenses	990,731	1,197,669
Stock-based compensation	1,409,969	5,143,483
Total operating expenses	6,242,333	12,341,207

Loss from operations	(6,254,899)	(11,981,422)

Other income (expense)
Interest income	147,998	127,354
Interest expense	(1,390,039)	(159,507)
Operating sublease income	53,900	78,523
Gain/Loss on foreign exchange changes	(55,625)	17,865
Other (expense) income	(1,174)	(59,381)
Total other (expense) income	(1,244,940)	4,854

Loss before income tax	(7,499,839)	(11,976,568)

(Benefit from) provision for income tax	80,696	(165,096)

Net loss	(7,580,535)	(11,811,472)

Net loss attributable to noncontrolling interests	(175,813)	(252,171)

Net loss attributed to ABVC and subsidiaries	(7,404,722)	(11,559,301)
Foreign currency translation adjustment	1,995	(426,579)
Comprehensive Loss	$(7,402,727)	$(11,985,880)

Net loss per share:
Basic and diluted	$(2.08)	$(3.71)

Weighted average number of common stock outstanding:
Basic and diluted	3,555,474	3,119,795

Revenues. We generated $150,265 and $380,789 in revenues for the nine months ended September 30, 2023 and 2022, respectively. The decrease in revenues was mainly due to completion of ongoing projects and waiting for new approval.

Operating Expenses. Our operating expenses have decreased by $6,098,874, or 49%, to $6,242,333 for the nine months ended September 30, 2023 from $12,341,207 for the nine months ended September 30, 2022. Such decrease in operating expenses was mainly attributable to the decrease in selling, general and administrative expenses, research and development expenses, since research and development projects have been dormant as the Company waits for results for further development, and stock-based compensation expenses by $3,733,514 which relates to costs in conjunction with non-employee transferred stock.

Other Income (Expense). Our other expense was $(1,244,940) for the nine months ended September 30, 2023, compared to other income of $4,854 for the nine months ended September 30, 2022. The change was principally caused by the increase in interest expense and loss on foreign exchange changes, while being offset by the increase in interest income for the nine months ended September 30, 2023, and decrease in other expenses for the nine months ended September 30, 2022.

Interest income (expense), net, was $(1,242,041) for the nine months ended September 30, 2023, compared to $(32,153) for the nine months ended September 30, 2022. The increase of $1,209,888, or approximately 3,763%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $7,580,535 for the nine months ended September 30, 2023 compared to $11,811,472 for the nine months ended September 30, 2022, representing a decrease of $4,230,937, or 36%.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
Current Assets	$2,493,534	$2,987,247
Current Liabilities	$5,363,076	$5,543,628
Working Capital (Deficit)	$(2,869,542)	$(2,556,381)

Cash Flow from Operating Activities

During the nine months ended September 30, 2023 and 2022, the net cash used in operating activities were $3,756,385 and $6,937,322, respectively. The decrease was primarily due to the increase in other non-cash expenses, and decreased in non-cash stock-based compensation for nonemployees, due from related parties, due to related parties, and net loss during the nine months ended September 30, 2023.

Cash Flow from Investing Activities

During the nine months ended September 30, 2023 and 2022, the net cash used in investing activities were $514,359 and $1,638,396 respectively. The decreases were mainly due to the increase in prepayment for long-term investments during nine months ended September 30, 2023.

Cash Flow from Financing Activities

During the nine months ended September 30, 2023 and 2022, the net cash provided by financing activities were $3,831,540 and $4,267,425, respectively. The decrease in net cash provided by financing activities were primarily due to the proceeds from convertible notes, warrant issuance and issuance of common stock for debt conversion, while being offset by repayment of short-term loans during the nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of  September 30, 2023 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2023.

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

On August 1, 2023, the holder of a $500,000 convertible note, converted such note into 142,857 shares of common stock, at $3.5 per share.

On August 28, 2023, the Company issued 370,000 shares of common stock to Zhonghui United Technology (Chengdu) Group Co., Ltd. (“中汇联和科技(成都)集团有限公司”), pursuant to a Cooperation Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Reserved
10.8	Employment Agreement with Dr. Chi-Hsin Richard King (15)
10.9	Employment Agreement with Chihliang An (25)
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)

10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc+
10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc+
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: November 15, 2023	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: November 15, 2023	By:	/s/ Leeds Chow
Leeds Chow
Chief Financial Officer (Principal Financial Officer)

