Form 10-K
period 2023-12-31
ABVC BIOPHARMA, INC.
filed 2024-03-13
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of registrant’s common stock as quoted on the Nasdaq Stock Market as of June 30, 2023 was $5.2.

As of March 12, 2024, the registrant had 10,560,421 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ABVC BioPharma, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

“CDMO” refers to the Contract Development& Manufacturing Organization services BioKey provides, such as a API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing.

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

“Lind” refers to Lind Global Fund II, LP;

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

ITEM 1. DESCRIPTION OF BUSINESS

Industry Overview

The biotechnology industry focuses on developing breakthrough products and technologies to combat various diseases through efficient industrial manufacturing. Biotechnology is an important business sector in the world’s economies and is vital to human health. Companies engaged in biotechnology generally require large amounts of capital investment for their research & development activities. Developing and commercializing a new drug or medical device may take up to tens of years. ABVC (“we” or the “Company”) is an early stage biotechnology company with a pipeline of seven new drugs and one medical device under development, all of which are licensed from related parties of the Company.

Our Mission

We devote our resources to building a sophisticated biotech company and becoming a pioneer in the biopharmaceutical industry. Dr. Uttam Patil, our Chief Executive Officer, and Dr. Tsung-Shann Jiang, the founder and majority shareholder of the Company, understand the challenges and opportunities of the biotech industry and intend to provide therapeutic solutions to significant unmet medical needs and to improve health and quality of human life by developing innovative botanical drugs to treat central nervous system (“CNS”) and oncology/ hematology diseases.

Business

As of the date of this Report, the Company’s minimal revenue has come from selling CDMO services through BioKey. However, the Company focuses on developing a product pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company’s scientists and other specialists known to the Company to identify drugs or medical devices that it believes demonstrate efficacy and safety based on the Company’s internal qualifications. Once a drug or medical device is shown to be a good candidate for further development and ultimately commercialization, ABVC licenses the drug or medical device from the original researchers and introduces the drug or medical device clinical trial plan to highly respected principal investigators in the United States, Australia and Taiwan. In almost all cases, ABVC has found that research institutions in each country are eager to work with the Company to move forward with Phase II clinical trials.

Institutions that have or are now conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II completed. NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 1 completed. Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine. Phase II, Part 2 clinical study sites include UCSF and 5 locations in Taiwan. The Principal Investigators are Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D.; Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital; Cheng-Ta Li, M.D., Taipei Veterans General Hospital. Phase II, Part 2 began in the 1st quarter of 2022 at the 5 Taiwan sites. The UCSF site joined the study in the 2nd quarter of 2023. The subjects enrolled in the study has reached the number for interim analysis in 2023 December, and the interim analysis of the study is in progress.

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC). The Phase I clinical study will be initiated in the 1st quarter of 2024.

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand Sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina. The Phase II study started in the 2nd quarter of 2023, and the company is working on improvements to the Vitargus Product through the new batch of investigational product..

The following trials are expected to begin in the third quarter of 2024:

●	Drug: ABV-1519, Non-Small Cell Lung Cancer treatment, Phase I/II Study in Taiwan, Principal Investigator: Dr. Yung-Hung Luo, M.D., Taipei Veterans General Hospital (TVGH)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

Upon completing a Phase II trial, ABVC will seek a partner, typically a large pharmaceutical company, to complete a Phase III study and commercialize the drug or medical device upon approval by the US FDA, Taiwan TFDA and other country regulatory authorities.

GMP Manufacturing

ABVC owns a certified GMP manufacturing facility through BioKey that is qualified to deliver small quantities of drugs for use by its clients in clinical trials from Phase I to Phase III. The GMP facility can manufacture direct API or blend fill-in capsules, manual and automated encapsulation, wet granulation or tray drying, tablet compression, coating, and packaging solid dosage forms for ANDA and IND submission.

The BioKey facility comprises a GMP suite, product development area, analytical laboratory, food processing area, caged GMP storage area receiving area and two warehouses. The facility was remodeled  in December 2008 and received its first drug manufacturing license in June 2009. ABVC’s current drug manufacturing license allows it to manufacture drug products under IND for human clinical trials until the expiration of the license on December 2, 2024.

In 2022, BioKey began manufacturing a dietary supplement based on the maitake mushroom.  The mushrooms, supplied by Shogun Maitake Canada, Co. Ltd., are grown in a controlled temperature and humid environment free of pesticides and chemicals. Initially, sales of the new supplement in the US and Canada will be targeted to high-end grocery stores worldwide via online distribution. While many mushroom-based supplements are currently available to customers, BioKey believes its new line has a significant competitive advantage since the purity and consistency of the mushrooms themselves exceeds any maitake mushrooms currently available, and the extraction process employed by BioKey delivers a particularly strong dose. The maitake mushroom is rich in bioactive polysaccharides, especially beta-glucans. These polysaccharides have well-documented immune-protecting and antitumor properties. BioKey has developed both a tablet and a liquid version of the supplement. GMP manufacturing of bulk quantities of Maitake mushroom tablets and Maitake mushroom drinks was completed in 2 and 1 batches, respectively, for commercial launches in Taiwan and Canada in 2022.

Beta-glucans in maitake mushrooms have been shown to reduce cholesterol, resulting in improved artery functionality and overall better cardiovascular health, lowering the risk of heart disease. Further, studies have shown that the beta-glucans in maitake mushrooms strengthen the immune system1. In a trial of postmenopausal breast cancer patients, oral administration of a maitake extract was shown to have immunomodulatory effects. In a different Memorial Sloan Kettering Cancer Center trial, maitake extracts enhanced neutrophil and monocyte function in patients with myelodysplastic syndrome. It boosts the production of lymphokines (protein mediators) and interleukins (secreted proteins), improving immune response. Further, clinical trials have shown beta-glucans to lower blood glucose levels, helping to activate insulin receptors while reducing insulin resistance in diabetes management.

BioKey has entered into a three-year distribution agreement with Define Biotech Co. Ltd. This Taiwan-based pharmaceutical marketing company focuses on selling drugs, dietary supplements, and medical products in the Asia-Pacific region. The agreement grants Define Biotech the exclusive right to distribute this new dietary supplement in China and Taiwan in exchange for the commitment to purchase $3.0 million of the new product over three years.

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

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, on July 10, 2023,Nasdaq granted the Company an extension until August 30, 20203, to comply with Listing Rule 5550(b)(1). On July 31, 2023, the Company issued 300,000 shares of Common Stock and 200,000 pre-funded warrants, at an exercise price of $0.01 per share, in a registered direct offering. Pursuant to this transaction, the stockholders’ equity was increased by $1.75M. On August 1, 2023, $500,000 of Notes were converted at $3.50 per share and the holder received 142,857 shares of Common Stock. As a result of this conversion, the stockholders’ equity was increased by $0.5M. Additionally, on August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock. Accordingly, stockholders’ equity increased by $7.4M.  On February 23, 2023, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of Common Stock at an initial conversion price of $1.05 per share, subject to adjustment. On August 24, 2023, the Company started repaying Lind the monthly installments due under the Lind Notes; $308,000 was repaid via the issuance of 176,678 shares of Common Stock (the “Monthly Shares”) at the Redemption Share Price (as defined in the Lind Note) of $1.698 per share. Pursuant to the terms of the Lind Note, Lind increased the amount of the next monthly payment to one million dollars, such that as of September and together with the Monthly Shares, the Company repaid Lind a total of $1M by September 2023. As a result, the stockholders’ equity increased by an additional $1M. As a result of the four transactions referenced above, the Company’ estimated that its stockholders’ equity would increase by approximately $10.65M. On September 6, 2023, Nasdaq issued a letter that the Company is in compliance with Rule 5550(b)(1), but noted that if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting.

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

We are developing and researching ABV-1504, a botanical reuptake inhibitor that targets norepinephrine. Before clinical trials, we conducted radioligand-binding assay tests on ABV-1504. Radioligand-binding assays are used to characterize the binding effects of a drug to its target receptor. In the case of ABV-1504, the receptors of radioligand-binding assays are norepinephrine, dopamine, and serotonin. The radioligand-binding assay test on norepinephrine was conducted from May 3 to May 8, 2007, and the radioligand-binding assay test on dopamine and serotonin was administered from November 26 to December 5, 2007. The result of the radioligand-binding assay to norepinephrine of ABV-1504was 2.102 μg/ml of IC50, which indicated ABV-1504’s high inhibitory efficiency on norepinephrine. The results of the radioligand-binding assay to dopamine and serotonin were not as good as those for norepinephrine, which indicated lower inhibitory efficiency. Because research has shown that norepinephrine inhibitors can alleviate the level of depression, our research team saw ABV-1504’s potential to treat depression and decided to commence the clinical trial process of ABV-1504.

In 2013, ABVC completed the Phase I clinical trial of ABV-1504. The primary objective of the Phase I study was to assess the safety profile of ABV-1504. The safety endpoint was assessed based on the results of physical examinations, vital signs, laboratory data, electrocardiograms (“ECG”), Columbia-Suicide Severity Rating Scale evaluation, and several adverse events during the study period. We began recruiting healthy people as subjects for the Phase I trial in Taiwan on October 30, 2012. We screened 85 healthy volunteers at the Taipei Veterans General Hospital for the Phase I trial and enrolled 30 people as trial subjects. We divided the subjects into four cohort groups and administered ABV-1504oral capsules of 380 mg, 1140 mg, 2280 mg, and 3800 mg to the subjects in each cohort group, respectively. BioLite visited the first subject for the first time on November 13, 2012, and the last subject for the last time on July 5, 2013. During the said period, no subject had a severe adverse event nor discontinued the trial due to any adverse events. ABVC did not observe any clinically significant findings in physical examinations, vital signs, electrocardiogram, laboratory measurements, and C-SSRS throughout the treatment period. However, ABVC observed the following mild adverse events: two subjects with flatulence and one subject with constipation in the single-dose 380mg cohort of seven subjects; one subject with somnolence and one subject with stomatitis ulcer in the single-dose 2,280 mg cohort. Comparatively, two subjects with somnolence and one subject with stomatitis ulcer were observed in the placebo group of seven subjects. ABVC did not observe any suicidal ideation or behavior throughout the trial period. ABV-1504’s Phase I clinical trial results reflected that the oral administration of ABV-1504 to healthy volunteers was safe and well-tolerated at the dose levels of 380 mg to 3,800 mg.

ABVC received an IND approval to proceed with the Phase II clinical trial of ABV-1504 from the F.D.A. in March 2014 and an IND approval for its Phase II trial from the Taiwan F.D.A. in June 2014. For the Phase II trial, BioLite administered oral capsules to 72 MDD patients (the trial subjects) in a randomized, double-blind study with a placebo control group to assess ABV-1504’s efficacy and safety profile, primarily under the Montgomery-Åsberg Depression Rating Scale (“MADRS”). ABVC via BioLite began recruiting Phase II subjects in March 2015 at the following study sites; Taipei Veterans General Hospital, Linkou Chang Gung Memorial Hospital, Taipei City Hospital-Songde Branch, Tri-Service General Hospital, Wan Fang Hospital and started recruiting MDD patients at Stanford Depression Research Clinic. The first five sites are in Taiwan, and the last one is in the United States. The primary endpoint of the Phase II trial is to see changes in the subjects’ MADRS total scores from the baseline scores of the placebo subjects within the first six weeks. The secondary objectives of the Phase II trial are to evaluate the efficacy and safety profile of ABV-1504 on other rating scales with secondary endpoints of (i) demonstrating changes in MADRS total scores from baseline scores within the second to seventh weeks and (ii) showing changes in the total scores on Hamilton Rating Scale for Depression (HAM-D-17), Hamilton Rating Scale for Anxiety (HAM-A), Depression and Somatic Symptoms Scale (DSSS), Clinical Global Impression Scale (CGI) from the baseline scores in the second, fourth, sixth and seventh week. ABVC plans to measure the percentages of partial responders (subjects with a 25% to 50% decrease in total MADRS scores from the baseline score) and responders (subjects with a 50% or more decrease in total MADRS scores from the baseline score) by the second, fourth, sixth and seventh week. Additionally, ABVC intends to monitor the subjects’ performance following the Safety Assessments and Columbia-Suicide Severity Rating Scale from the screening stage to each subject’s last visit as well as to analyze the differences in the mean changes of MADRS, HAM-D-17, HAM-A, DSSS, CGI, and Columbia-Suicide Severity Rating Scale scores of the subjects administered with ABV-1504 and the placebo group in the second, fourth, sixth and seventh week.

On May 23, 2019, the Company announced the Phase II clinical study results of ABV-1504. The clinical study results showed that PDC-1421, the active pharmaceutical ingredient of ABV-1504, met the pre-specified primary endpoint of the Phase II clinical trial and significantly improved the symptoms of MDD. The Phase II clinical study was a randomized, double-blind, placebo-controlled, multi-center trial, in which sixty (60) adult patients with confirmed moderate to severe MDD were treated with PDC-1421 in either low dose (380 mg) or high dose (2 x 380 mg) compared with placebo administration, three times a day for six weeks. PDC-1421 high dose (2 x 380 mg) met the pre-specified primary endpoint by demonstrating a highly significant 13.2-point reduction in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score by Intention-To-Treat (ITT) analysis, averaged over the 6-week treatment period (overall treatment effect) from baseline, as compared to the 9.2-point reduction of the placebo group. By Per-Protocol (PP) analysis, PDC-1421 showed a dose-dependent efficacy toward MDD in which a high dose (2 x 380 mg) gave a 13.4-point reduction in MADRS total score from baseline and a low dose (380 mg) gave a 10.4-point reduction as compared to an 8.6-point in the placebo group. Based on the trial results above, the Company has decided to use the high-dose formula for ABV-1504’s Phase III clinical trial.

2.	ABV-1505 to treat Attention Deficit Hyperactivity Disorder (“ADHD”)

We developed the ADHD indication from the same API of ABV-1504. Also, ABV-1505 shares a pharmaceutical mechanism of action similar to ABV-1504 in that ABV-1505 can potentially increase the level of norepinephrine in the human nervous system by inhibiting its reabsorption. Because of ABV-1505’s sufficient similarity with ABV-1504, in January 2016, the FDA approved our IND application to conduct ABV-1505’s Phase II clinical trial based on its preclinical research and the Phase I trial results of ABV-1504.

For the ADHD Phase II trial, ABVC plans to recruit a maximum of 105 ADHD patients as trial subjects in the United States and Taiwan, to whom ABVC intends to administer ABV-1505 oral capsules. ABVC has designed a randomized, double-blind dose escalation study with a placebo-controlled group to assess the efficacy and safety profile of ABV-1505, primarily against the ADHD Rating Scale-IV (“ADHD-RS-IV”). The primary endpoint of the Phase II trial is a 40% or higher improvement in the ADHD-RS-IV from the respective baseline scores within up to eight weeks. The secondary objective is to determine the efficacy and safety profile of ABV-1505 on other rating scales with secondary endpoints of (i) improvements of the total ADHD symptom scores from the respective baseline scores on the Conners’ Adult ADHD Rating Scale-Self Report: Short Version (“CAARS-S:S”) 18-Item for a treatment period of eight weeks at maximum; and (ii) achievement of scores of two or lower on both the Clinical Global Impression-ADHD- Severity (“CGI-ADHD-S”) and Clinical Global Impression-ADHD-Improvement (“CGI-ADHD-I”) from the subjects’ respective baseline scores. The University of California San Francisco (“UCSF”) initiated the Phase II, Part 1 clinical trial entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD). Part I on January 14, 2020. The Part 1 trial is a single-center, open-label, dose-escalation evaluation with two dosage levels in six subjects. Six subjects were initially evaluated for safety and efficacy assessments at low-dose (1 capsule of PDC-1421, three times a day (TID)) for 28 days. A safety checkpoint was evaluated on day 28 for entering the high-dose (2 capsules TID). The subjects who passed the checkpoint were evaluated for safety and efficacy assessments at high-dose (2 capsules of PDC-1421 TID) for 28 days. On July 15, 2020, the last patient visit (LPLV) marked the final step toward the completion of the ABV-1505 Phase II Part I clinical trial for the treatment of adult ADHD. On October 24, 2020, a full clinical study report (CSR) of ABV-1505 Phase II Part I clinical trial was issued. The study results showed that the PDC-1421 Capsule was safe, well tolerated, and efficacious during its treatment and follow-up with six adult patients. For the primary endpoints, the percentages of improvement in ADHD-RS-IV score from baseline to 8 weeks of treatment were 83.3% (N=5) in the ITT population and 80.0% (N=4) in the PP population. Both low and high doses of PDC-1421 Capsules met the primary end points by passing the required 40% population in ADHD-RS-IV test scores. Overall, the results from this study, which demonstrate the therapeutic value of PDC-1421, support further Phase II Part II clinical development of ABV-1505 for the treatment of adult ADHD.

The Phase II Part II study with its clinical protocol entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II” is a randomized, double-blind, placebo-controlled, parallel three-groups with a maximum 99 subjects to be enrolled. This study was started at five Taiwan medical centers beginning in April 2022. The University of California, San Francisco site was initiated in the 2nd quarter of 2023.  The subjects enrolled in the study has reached the number for interim analysis (69 subjects) in 2023 December, and the interim analysis of the study is now in progress.

3.	ABV-1601 to treat Depression in Cancer Patients

We developed a treatment for depression in cancer patients from the same active pharmaceutical ingredients as ABV-1504. ABV-1601 shares similar pharmaceutical mechanisms of action as ABV-1504 in that ABV-1601 can potentially increase the level of norepinephrine in the human nervous system by inhibiting its reabsorption. Due to ABV-1601’s similarity with ABV-1504, the FDA approved our ABV-1601-001 clinical protocol under the same IND as ABV-1504 (IND 112567) in December 2018.

For the Phase II trial of ABV-1601, ABVC plans to recruit a maximum number of 54 cancer patients with depression, to whom ABVC intends to administer ABV-1601 oral capsules. ABVC is engaging the Principal Investigator at Cedars-Sinai Medical Center in the U.S. which designed a randomized, double-blind dose escalation study with a comparator-controlled group to assess the efficacy and safety profile of ABV-1601, primarily against Montgomery-Åsberg Depression Rating Scale (MADRS) total score. The primary endpoint of the Phase II trial is a change in MADRS, Hospital Anxiety and Depression Scale (HADS), subscales (HADS-A and HADS-D), and Clinical Global Impression Scale (CGI) total scores from baseline in patients taking PDC-1421 compared to the comparator. As of the date of this report, Part I of Phase II clinical protocol, which is an open trial, has been approved by the Cedars-Sinai Medical Center IRB Committee. This study will be initiated in the 3rd quarter of 2024.

II.	Oncology

1.	ABV-1702 to treat Myelodysplastic Syndrome (“MDS”)

ABVC started the preparation for ABV-1702’s Phase II clinical trials after receiving its IND approval from the FDA in July 2016. ABVC plans to recruit fifty-two subjects in the United States diagnosed with either IPSS int-1, IPSS int-2 high-risk MDS, or CMML and may take azacitidine as part of the subjects’ prescription. Azacitidine is an FDA-approved drug used to treat MDS. ABVC intends to administer ABV-1702 in the oral liquid form along with azacitidine. The Phase II trial is divided into two parts, where Part 1 is to determine the safety and recommended dose level (“RDL”) of ABV-1702 in combination with azacitidine and Part 2 is to determine whether ABV-1702 under the established RDL reduces bactericidal and fungicidal infection in the subjects’ respiratory systems. The primary endpoint of the Part 1 Phase II trial is to assess the safety and RDL profile of ABV-1702 administered with azacitidine by measuring ABV-1702’s prohibited toxicity. The secondary endpoints of Phase II Part 1 are to determine the safety, time-to-first infection after the first dose (Day 1) of the first azacitidine treatment cycle, reduction in treatment requirements and duration of infections, enhancement of immune responses, improvements of response rates, progression, and survival rates of the subjects under such ABV-1702 - azacitidine combination treatment. The primary endpoint of Part 2 of Phase II is to determine whether ABV-1702 under the established RDL reduces bactericidal and fungicidal infection risks in the subjects’ respiratory systems in combination with azacitidine as compared to the control group with incidence of infections and incidence/frequency of inpatient hospitalization due to infections. The secondary endpoints of Part 2 of Phase II are to determine the safety, time-to-first infection after the first dose (Day 1) of the first azacitidine treatment cycle, reduction in required dosage and duration of infection, enhancement of immune responses, improvement of response rate, progression, and survival rates of the subjects under the trial conditions. In April 2016, BioLite submitted a letter to the FDA responding to its queries with additional information about the proposed Phase II trial.

The Company expects to begin Phase II clinical trials of ABV-1702 in the fourth quarter of 2024  and is actively looking for qualified principal investigators and an appropriate site for the study; therefore, the timing cannot be guaranteed.

2.	ABV-1703 to treat Pancreatic Cancer

ABVC developed a new indication for pancreatic cancer from maitake extract, named ABV-1703, and licensed it to Rgene to prepare its IND application with the FDA. On August 25, 2017,the FDA approved ABV-1703’s Phase II trial. According to the ABVC-Rgene Co-development Agreement, ABVC is responsible for coordinating and conducting the clinical trials of ABV-1703 globally and Rgene is responsible for preparing the related FDA applications. As of the date of this report, we are engaging Cedars-Sinai Medical Center in the U.S. to conduct the Phase II clinical trial and plan to initiate the Phase II trial in 2024.  We plan to submit ABV-1703’s Phase II clinical trial IND to the Taiwan FDA after we commence the clinical trials in the United States.

3.	ABV- 1501 Triple Negative Breast Cancer - Combination therapy for Triple Negative Breast Cancer (“TNBC”)

●	ABV- 1501 is developed from BLI-1401-2, whose active pharmaceutical ingredient is Yukiguni Maitake Extract 404. Memorial Sloan Kettering Cancer Center (“MSKCC”) conducted the Phase I clinical trial of a polysaccharide extract from Grifola frondosa (Maitake mushroom), which is very similar to Yukiguni Maitake Extract 404. The Phase I trial focused on the immunological effects of Grifola frondosa extract on breast cancer patients. The results of the Phase I trial showed that oral administration of a polysaccharide extract from Maitake mushroom is associated with both immunologically stimulatory and inhibitory measurable effects in peripheral blood.

●	Our ABV-1501 Investigational New Drug (“IND”) application to the US FDA for the Phase II clinical trials referencing the MSKCC maitake research resulted in a Phase II IND approval in March of 2016 by the U.S. FDA.

●	The collaboration with BHK to file a clinical trial application to the Taiwan FDA (“TFDA”) for conducting this combination therapy trial in Taiwan was temporarily put on hold due to the lack of funding.

Our Collaborative Agreements

I.	ABV-1701 Vitreous Substitute for Vitrectomy and Collaboration Agreement with BioFirst

On July 24, 2017, BriVision, one of our wholly-owned subsidiaries entered into a collaboration agreement (the “BioFirst Agreement”) with BioFirst, under which BioFirst granted BriVision the global license to co-develop BFC-1401 Vitreous Substitute for Vitrectomy (“BFC-1401”) for medical purposes. BioFirst is a related party to the Company because BioFirst and YuanGene Corporation (“YuanGene”), the Company’s controlling shareholder, are under common control, both controlled by the controlling beneficiary shareholder of YuanGene.

According to the BioFirst Agreement, we will co-develop and commercialize BFC-1401 or ABV-1701 with BioFirst. We must pay BioFirst $3,000,000 (the “Total Payment”) in cash or common stock of BriVision on or before September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaboration Agreement, was to be paid upon executing the BioFirst Agreement. BriVision will receive 50% of the future net licensing income or net sales profit when ABV-1701 is sublicensed or commercialized. On June 30, 2019, the Company and BioFirst entered into a Stock Purchase Agreement (the “Purchase Agreement”), according to which the Company will issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst in connection with the BioFirst Collaborative Agreement. For more information about the BioFirst Agreement and Purchase Agreement, please refer to the current reports on Form 8-K filed on July 24, 2017 and July 12, 2019.

On November 7, 2016, the Phase I clinical trial application prepared and submitted by BioFirst was approved by the Human Research Ethics Committee, Australia (“HREC”). On November 14, 2016, it was approved by the Therapeutic Goods Administration, Australia (“TGA”).

We successfully finished the Phase I clinical trial of ABV-1701 at Sydney Retina Clinic and Day Surgery, a clinic in Sydney, Australia. This was the only site for this Phase I clinical trial. The trial started on November 17, 2016, and was completed with positive results in July 2018. The Protocol Title is “A Phase I, single-center, safety and tolerability study of Vitargus in the treatment of Retinal Detachment.”

The primary endpoint of this Phase I clinical trial was to evaluate the safety and tolerability of a single intravitreal dose of Vitargus in patients as a vitreous substitute during vitrectomy surgery for retinal detachment. Intravitreal is a route of administration of a drug or other substance in which the substance is delivered into the eyes. The secondary endpoint of this Phase I clinical trial is to assess retinal attachment and Virtagus degradation at day 90 and to assess best corrected visual acuity (“BVCA”) after vitrectomy surgery. BVCA refers to the best possible vision a person can achieve. HREC requires the primary and second endpoints to evaluate our Phase I clinical trial application. We enrolled an aggregate number of 10 patient subjects in this trial. On November 17, 2016, we received approval from the Data and Safety Monitoring Board for the first subject, and nine more subjects were enrolled after that. In this trial, Vitargus was injected into the vitreous cavity of vitrectomised eyes, whose vitreous gel was removed from the vitreous cavity after vitrectomy surgery. On August 24, 2020, a full clinical study report (CSR) of the ABV-1701 Phase I clinical trial was issued. The study results showed that ABV-1701 (Vitargus) was well-tolerated as a vitreous substitute without any apparent toxicity to ocular tissues. Further, there was no indication of an increased overall safety risk with Vitargus. For efficacy, participants showed significant improvement in visual acuity. The optical properties of Vitargus allowed the patients to see well and facilitated visualization of the fundus immediately following surgery. In addition, since Vitargus was set as a stable semisolid gel adhering to the retina, it maintained its position without requiring the patient to remain face-down following surgery.

ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study was started in the 2nd quarter of 2023. Four (4) study sites in Australia and Thailand join this multi-nation and multi-site clinical study. The company is working on improvements to the Vitargus Product through the new batch of investigational product.

II.	Co-development Agreement with Rgene

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company. According to the Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-17 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene must pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. In addition to the $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and both BriVision and Rgene shall equally share any development costs.

By June 1, 2017, the Company had delivered all research, technical, and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the total amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. During the year ended December 31, 2017, the Company received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company recognized an investment loss of $549. On December 31, 2018, the Company determined to entirely write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

The Company and Rgene signed an amendment to the Co-Dev Agreement on November 10, 2020, under which both parties agreed to delete AB-1507 HER2/neu Positive Breast Cancer Combination Therapy and AB 1527 Ovary Cancer Combination Therapy and add ABV-1519 EGFR Positive Non-Small Cell Lung Cancer Combination Therapy and ABV-1526 Large Intestine / Colon / Rectal Cancer Combination Therapy to the products to be co-developed and commercialized. Other provisions of the Co-Dev Agreement remain in full force and effect.

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

Under the terms of the Service Agreement, BioKey is eligible to receive payments totaling up to $3.0 million over a three years with each payment amount to be determined by certain regulatory milestones obtained during the agreement period. Through a series of transactions over the past five years, the Company and Rgene have co-developed the three drug products covered by the Service Agreement, which has resulted in the Company owning 31.62% of Rgene.

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). The Company will own an additional 6.4% of Rgene if the Note is fully converted. The Company is expected to receive the outstanding loan from the related party by the first half of 2024, either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) a 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as outlined in the Note. The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for five more years unless terminated earlier by either party with six months written notice. Either party may terminate the Service Agreement for cause by providing 30 days written notice.

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

BLEX 404, a new drug under clinical development covered by the Service Agreement, is extracted from the Maitake mushroom (Grifola frondosa), an edible mushroom. Its immunological effects and safety have been demonstrated in two Phase I/II clinical studies performed at Memorial Sloan Kettering Cancer Center (MSKCC) with breast cancer and myelodysplastic syndromes (MDS) patients.

Market Distribution Strategy

We focus primarily on developing botanical drugs intended to diagnose, cure, mitigate, or treat human diseases. Together with our strategic partners, we plan to market, distribute and sell our drug products internationally once those drug candidates comply with the local authorities regulations on drugs and foods. Currently, many countries follow the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the “ICH”) guidelines that European Medicines publish to guide the quality and safety of pharmaceutical development and new drug commercialization in Japan, the United States and Europe. All of our drug candidates go through the United States FDA process for new drug development and then seek regulatory approval from regulators equivalent to the FDA in the jurisdictions where we plan to distribute those candidates.

Intellectual Property

The new drug candidates depend on or are the subject of the following patents and patent applications.

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
1	granted	DE202007003503 U1	8/23/2007	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Germany	MPITDC
2	granted	7531519	5/12/2009	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	The U.S.	MPITDC
3	granted	4620652	11/20/2006	11/19/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Japan	MPITDC
4	granted	I 314453	9/21/2006	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Taiwan	MPITDC
5	granted	I389713	3/21/2013	10/13/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	Taiwan	NHRI
6	granted	US 8197849 B2	6/12/2012	8/30/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	The U.S.	NHRI
7	granted	AU 2011/215775 B2	4/17/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Australia	NHRI
8	granted	KR 10-1428898	8/4/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Korea	NHRI
9	granted	CA 2786911 (C)	10/6/2015	2/10/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Canada	NHRI
10	granted	WO2011100469 A1	N/A(4)	N/A(4)	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	PCT	NHRI
11	granted	EP 2534200	4/8/2015	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	European Union (Germany, United Kingdom, France, Switzerland, Spain, Italy)	NHRI
12	granted	特許第 5885349號	2/9/2011	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Japan	NHRI
13	granted	ZL 201180005494.7	12/24/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	China	NHRI
14	granted	HK1178188	3/6/2015	6/21/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	Hong Kong (5)	NHRI
15	granted	US 16/936,032	9/4/2020	9/4/2040	Polygala extract for the treatment of major depressive disorder	US	BioLite
16	granted	TW I821593	11/1/2023	7/22/2040	Polygala extract for the treatment of major depressive disorder	Taiwan	BioLite
17	granted	US17/120,965	12/20/2020	12/20/2040	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	U.S.	BioLite
18	granted	TW 110106546	2/24/2021	2/24/2041	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	Taiwan	BioLite
19	granted	TW I792427	02/11/2023	07/19/2041	Storage Media For Preservation of Corneal Tissue	Taiwan	NHRI
20	granted	AU2021314052B2	04/09/2024	04/09/2041	Polygala Extract for the Treatment of Major Depressive Disorder	Australia	BioLite

21	applied	202180001626. 2	Polygala Extract for the Treatment of Major Depressive Disorder	China
22	applied	特願 2023502736	Polygala Extract for the Treatment of Major Depressive Disorder	Japan
23	applied	21 846 424.6	Polygala Extract for the Treatment of Major Depressive Disorder	Europe
24	applied	110106546	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Taiwan
25	applied	202180001615. 4	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	China
26	applied	特願 2023536203	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Japan
27	applied	21 907 345.9	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Europe
28	applied	2021403197	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Australia

(1)	“MPITDC” stands for Medical and Pharmaceutical Industry Technology and Development Center, Taiwan.

(2)	“NHRI” stands for National Health Research Institutes, Taiwan.

(3)	The patent name is translated into English and the original patent name is written as “交联氧化透明质酸作为眼球玻璃体之替代物.”

(4)	The starting date and expiration date of patents under PTC are subject to the laws of the specific participating jurisdiction where the patent application is filed. We have subsequently submitted such patent to the jurisdictions listed in No.22 herein above.

(5)	NHRI has obtained standard patent in Hong Kong based on the registration of the patent (listed as No.24 herein) granted by the State Intellectual Property Office, People’s Republic of China.

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

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AiBtl BioPharma Inc. (“AIBL”) for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite received 23 million shares of AIBL stock at $10 per share, and if certain milestones are met, each may receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million. Upon the issuance of the shares, AIBL became a subsidiary of ABVC.

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

Employees

As of December 31, 2023, we, including the subsidiaries, have 19 employees, 16 of which are full-time, located in the U.S. and Taiwan.

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

Cybersecurity incidents and decentralization of documents may hurt the company’s business, damage its reputation, increase its costs, and cause losses.

The company’s information technology systems could be subject to significant cyber security and privacy incidents, including, but not limited to, invasion, inducement (fraudulent or otherwise) by third parties to obtain information from employees, customers, or suppliers; cyber-attacks; or cybersecurity breaches caused by third parties as well as employees and others with authorized access. Also, resignation of employees could cost loss of documents due to the decentralized storage system.

Any such incident, whether successful or unsuccessful, could result in, without limitation, disruption to the company’s operations; loss or compromise of, or damage to, the company’s or any of its customers’ or suppliers’ data, confidential information; significant legal, regulatory, and financial exposure; damage to the company’s reputation; significant costs related to rebuilding internal systems, managing company brand and reputation, litigation, damages, responding to regulatory inquiries, and taking other remedial steps; and a loss of confidence in the security of the company’s information technology systems. In each case, that could potentially have an adverse impact on the company’s business, including by impairing the company’s ability to sell its products and services. Because the techniques used to cause these incidents and gain unauthorized access to, disable, or sabotage the company’s information technology systems and data stored on those systems change frequently and often are not recognized until launched, the company may be unable to anticipate these techniques or to implement adequate preventive or protective measures to guard against them. Further, third parties, such as hosted solution providers, are a source of risk because they could be subject to the same or other similar types of incidents, for example in the event of a failure of their own systems and infrastructure or if they experience their own privacy or security event, which could create risks similar to those described above. These third parties could include organizations in the company’s supply chain, which if subject to an incident, could adversely impact the company’s ability to deliver its goods and services.

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

Sales to customers outside the United States accounted  for 93% and 66% for the years ended December 31, 2023 and 2022, respectively. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2023, our outstanding current liabilities were approximately $5.6 million, which consisted primarily of short-term bank loans and accrued expenses. On April 5 and 20, 2020, we entered into certain exchange agreements separately with certain U.S. and non-U.S. holders of certain convertible promissory notes in the aggregate amount of $1,446,780; pursuant to the exchange agreements, we issued to the Holders an aggregate of 795,735 shares of Common Stock and warrants to purchase 795,735 shares of Common Stock. On November 9, 2020, we entered into an exchange agreement with a certain non-U.S. holder of certain convertible promissory notes in the amount of $270,272; pursuant to the exchange agreements, we will issue to the holder an aggregate of 120,121 shares of Common Stock and warrants to purchase 120,121 shares of Common Stock. We also agreed to issue an aggregate of 545,182 options of common stock to some of our employees in lieu of their deferred salaries in an aggregate amount of $1,090,360.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting related to not having sufficient and skilled accounting personnel with appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective  as of December 31, 2023. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Any trading market for our Common Stock that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of the date of this Report, there is only 1 published research report about our business.  If securities or industry analysts provide additional coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our stock price and any trading volume to decline.

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

On May 24, 2023, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, on July 10, 2023,Nasdaq granted the Company an extension until August 30, 20203, to comply with Listing Rule 5550(b)(1). On July 31, 2023, the Company issued 300,000 shares of Common Stock and 200,000 pre-funded warrants, at an exercise price of $0.01 per share, in a registered direct offering. Pursuant to this transaction, the stockholders’ equity was increased by $1.75M. On August 1, 2023, $500,000 of Notes were converted at $3.50 per share and the holder received 142,857 shares of Common Stock. As a result of this conversion, the stockholders’ equity was increased by $0.5M. Additionally, on August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock. Accordingly, stockholders’ equity increased by $7.4M.   On February 23, 2023, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of Common Stock at an initial conversion price of $1.05 per share, subject to adjustment. On August 24, 2023, the Company started repaying Lind the monthly installments due under the Lind Notes; $308,000 was repaid via the issuance of 176,678 shares of Common Stock (the “Monthly Shares”) at the Redemption Share Price (as defined in the Lind Note) of $1.698 per share. Pursuant to the terms of the Lind Note, Lind increased the amount of the next monthly payment to one million dollars, such that as of September and together with the Monthly Shares, the Company repaid Lind a total of $1M by September 2023. As a result, the stockholders’ equity increased by an additional $1M. As a result of the four transactions referenced above, the Company’ estimated that its stockholders’ equity would increase by approximately $10.65M. On September 6, 2023, Nasdaq issued a letter that the Company is in compliance with Rule 5550(b)(1), but noted that if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting.

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

ITEM 1C. CYBERSECURITY

We plan to establish an appropriate confidentiality framework and adhere to relevant document management regulations. The Company and its employees are also required to sign confidentiality agreements for purposes including ensuring cybersecurity. As of the date of this report, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

Our Subsidiary BioLite has its laboratories located in Hsinchu Biomedical Science Park, with an address of 20, Sec. 2, Shengyi Rd., 2nd Floor, Zhubei City, Hsinchu County 302, Taiwan (R.O.C.). On January 1, 2015, BioLite Taiwan entered into a lease agreement with the National Science Park Administrative Office (Hsinchu City) under which it rents two dormitory buildings in Hsinchu County, Taiwan for a period of five years. The aggregate leasing area amounts to approximately 678 square meters (equivalent to approximately 7,298 square feet) on the second floor of the building. The leased space counts for approximately 1.9% of the total space of the building. On January 1, 2020, BioLite Taiwan extended the contract for another five years. The new expiration date is on December 31, 2024. The rent increases by a small percentage each year during the term of the lease agreement. BioLite paid $50,572 and $60,104 in rental expense for the laboratory space for the years ended December 31, 2023 and 2022, respectively.

Another subsidiary BioKey is headquartered in Fremont, California. BioKey’s office lease will end on February 28, 2026 and the office occupies approximately 28,186 square feet. BioKey’s space consists of offices, research and production laboratories, and manufacturing facilities, which are GMP certified. BioKey has an option to extend the lease for its offices in Fremont for a period of five years commencing February 28, 2026, and BioKey may exercise this option for 5 more years. The total BioKey’s rental expenses were $353,466 and $328,051 for the years ended December 31, 2023 and 2022, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of December 31, 2023, our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the Nasdaq Capital Markets under the symbol “ABVC”.

Holders. As of March 12, 2024, we had approximately 656 shareholders of record  of our common stock.

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

In January 2022, the Company agreed to pay the deferred service fees related to the public offering closed on August 5, 2021 amounting to $4,296,763 by issuing 1,306,007 shares of unrestricted common shares, valued at $3.29 per share on the grant date.

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

On July 27, 2023, the Company entered into that certain securities purchase agreement relating to the offer and sale of 300,000 shares of common stock, par value $0.001 per share and 200,000 pre-funded warrants, at an exercise price of $0.001 per share, in a registered direct offering. Pursuant to the Purchase Agreement, the Company agreed to sell the Shares and/or Pre-funded Warrants at a per share purchase price of $3.50, for gross proceeds of $1,750,000, before deducting any estimated offering expenses. On August 1, 2023, the pre-funded warrants were exercised.

The above-mentioned equity is before the reverse stock split in 2023.

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui. Pursuant thereto, the Company acquired 20% of the ownership of a property and the parcel of the land owned by Zhonghui in Leshan, Sichuan, China (collectively, the “Property”). During the third quarter of 2023, the Company issued to Zhonghui, an aggregate of 370,000 shares of the Company’s common stock, at a per share price of $20. The Company also issued 29,600 common stock to consultants for providing consulting services on the above transaction.

On January 27, 2024, the company granted 1,241,615 restricted shares to its employees and directors under the 2016 Equity Incentive Plan, with an issuance date of February 2, 2024. These shares are subject to a three-year restriction period.

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). In consideration for the Land, the Company issued Shuling (i) 703,495 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share.

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the year ended December 31, 2023, the Company generated $152,430 in revenue, mainly from the sale of Contract Development & Manufacturing Organization (“CDMO”) services.

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

On June 21, 2023, Dr. Howard Doong resigned from his position as the Company’s CEO. The Company’s board of directors appointed Dr. Uttam Patil to replace Dr. Doong as the Company’s CEO.

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land (collectively, the “Property”) owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock at $20 per share (the “Zhonghui Shares”). Accordingly, stockholders’ equity increased by $7.4M.

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

During the third quarter of 2023, the Company issued the Zhonghui Shares. The Zhonghui Shares are subject to a lock-up period of one year following the closing date of this Transaction. In addition, the parties agreed that, after one year following the closing of the transaction, if the market value of the shares issued or the value of the Property increase or decrease, the parties will negotiate in good faith to make reasonable adjustments thereto; provided, however that in no event shall Zhonghui’s ownership exceed 19.99% of the Company.

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

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AIBL for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The Licensed Products for MDD and ADHD, owned by ABVC and BioLite, were valued at $667M by a third-party evaluation. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite received 23 million shares of AIBL stock at $10 per share, and if certain milestones are met, each of ABVC and BioLite may receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million. Upon the issuance of the shares, AIBL became a subsidiary of ABVC.

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, is married to TS Jiang, the Company’s Chief Strategic Officer and owns approximately 15.4% of the Company’s issued and outstanding shares of common stock.

In consideration for the Land, the Company shall pay Shuling (i) 703,495 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling will also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. Thus, the parties value the exchange at approximately $2,962,232.

Use of acquired land

ABVC acquired the real estate described above for the long-term purpose of supporting its pipeline of products and reducing costs. As per FDA guidelines, the raw material of botanical drugs must be grown in a specific area under Good Agricultural Practices (GAP) or in an environmentally fully controlled plant factory to maintain quality. By acquiring land, ABVC plans to grow its botanical drug raw materials under its control; doing this will help the Company maintain the quality of the product and lower the cost of raw materials, which in turn will lower the cost of the drug substance and the drug product when it’s botanical drugs become commercialized.

Common Stock Reverse Split

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. Unless otherwise noted, all shares and related financial information in this Form 10-K reflect this 1-for-10 reverse stock split.

NASDAQ Listing

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

On August 8, 2023, the Company received a notification letter from Nasdaq notifying the Company that the Staff has determined that for 10 consecutive business days, from July 25, 2023 to August 7, 2023, the closing bid price of the Company’s common stock has been at least $1.00 per share or greater. Accordingly, the Staff determined that the Company regained compliance with Listing Rule 5550(a)(2) and indicated that the matter is now closed.

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, on July 10, 2023, Nasdaq granted the Company an extension until August 30, 20203, to comply with Listing Rule 5550(b)(1). On July 31, 2023, the Company issued 300,000 shares of Common Stock and 200,000 pre-funded warrants, at an exercise price of $0.01 per share, in a registered direct offering. Pursuant to this transaction, the stockholders’ equity was increased by $1.75M. On August 1, 2023, $500,000 of Notes were converted at $3.50 per share and the holder received 142,857 shares of Common Stock. As a result of this conversion, the stockholders’ equity was increased by $0.5M. Additionally, on August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock. Accordingly, stockholders’ equity increased by $7.4M.  On February 23, 2023, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of Common Stock at an initial conversion price of $1.05 per share, subject to adjustment. On August 24, 2023, the Company started repaying Lind the monthly installments due under the Lind Notes; $308,000 was repaid via the issuance of 176,678 shares of Common Stock (the “Monthly Shares”) at the Redemption Share Price (as defined in the Lind Note) of $1.698 per share. Pursuant to the terms of the Lind Note, Lind increased the amount of the next monthly payment to one million dollars, such that as of September and together with the Monthly Shares, the Company repaid Lind a total of $1M by September 2023. As a result, the stockholders’ equity increased by an additional $1M. As a result of the four transactions referenced above, the Company’ estimated that its stockholders’ equity would increase by approximately $10.65M. On September 6, 2023, Nasdaq issued a letter that the Company is in compliance with Rule 5550(b)(1), but noted that if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting.

Recent Research Results

Vitargus® Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina of the two Australian sites. The Phase II study has started in the 2nd quarter of 2023. The company is working on improvements to the Vitargus Product through the new batch of investigational product.

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

Vitargus has started the construction of a GMP factory in Hsinchu Biomedical Science Park, Taiwan, with the aim at building a production base to supply the global market, and promote the construction of bio-degradable vitreous substitute manufacturing centers in Taiwan. Completion of this factory would allow ABVC to manufacture Vitargus with world-class technology in a GMP certified pharmaceutical factory. BioFirst is targeting to complete the construction in 2025.

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

Public Offering & Financings

2024 Financings

On January 17, 2024, the Company entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $1,000,000, for a purchase price of $833,333 (the “3rd Lind Note”), that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 (the “Fixed Price”) and (ii) 90% of the average of the three lowest VWAPs (as defined in the 3rd Lind Note) during the 20 trading days prior to conversion (“Variable Price”), subject to adjustment (the “Note Shares”). Notwithstanding the foregoing, provided that no Event of Default (as defined in the 3rd Lind Note) shall have occurred, conversions under the 3rd Lind Note shall be at the Fixed Price for the first 180 days following the closing date. Lind will also receive a 5-year, common stock purchase warrant (the “3rd Lind Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2.00 per share, subject to adjustment (each, a “Warrant Share,” together with the 3rd Lind Note, Note Shares and 3rd Lind Warrant, the “Securities”). The parties later agreed to a floor price of $1.00 for the Variable Price and that the Company would compensate Lind in cash if the Variable Price was less than such floor price at the time of conversion.

Upon the occurrence of any Event of Default (as defined in the 3rd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the 3rd Lind Note, in addition to any other remedies under the 3rd Lind Note or the other Transaction Documents (as defined below).

The 3rd Lind Warrant may be exercised via cashless exercise in the event a registration statement covering the Warrant Shares is not available for the resale of such Warrant Shares or upon exercise of the 3rd Lind Warrant in connection with a Fundamental Transaction (as defined in the 3rd Lind Warrant).

Pursuant to the terms of the securities purchase agreement, if at any time prior to a date that is 18 months following the closing of the offering, the Company proposes to offer or sell any additional securities in a subsequent financing, the Company shall first offer Lind the opportunity to purchase up to 10% of such new securities.

In connection with the Offering, the Company and its subsidiaries: (i) Biokey, Inc., a California corporation (“BioKey”), (ii) Biolite Holding, Inc., a Nevada corporation (“BioLite”), (iii) Biolite BVI, Inc., a British Virgin Islands corporation (“BioLite BVI”) and (iv) American BriVision Corporation, a Delaware corporation (“American BriVision” and, collectively with the Company, BioKey, BioLite, and BioLite BVI, the “Guarantors”), jointly and severally guaranteed all of the obligations of the Company in connection with the offering (the “Guaranty”) with certain collateral, as set forth in the related Transaction Documents (as hereinafter defined).

The sale of the 3rd Lind Note and the terms of the offering, including the Guaranty are set forth in the securities purchase agreement, the 3rd Lind Note, the 3rd Lind Warrant, the Second Amendment to Guaranty, the Second Amendment to Security Agreement, and the Second Amendment to Guarantor Security Agreement (collectively, the “Transaction Documents”).

Allele Capital Partners, LLC (“Allele”) together with its executing broker dealer, Wilmington Capital Securities, LLC (together with its affiliates, “Wilmington”), served as the exclusive placement agent (the “Placement Agent”) of the offering. the Company has agreed to pay certain expenses of the placement agent in connection with the offering and issued them a warrant to purchase up to 25,000 shares of common stock, on the same terms as set forth in the 3rd Lind Warrant.

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

2023 Financings

On November 17, 2023, the Company entered into a securities purchase agreement (the “2nd Lind Securities Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $1,200,000 (the “2nd Lind Offering”), for a purchase price of $1,000,000 (the “2nd Lind Note”), that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 (the “Fixed Price”) and (ii) 90% of the average of the three lowest VWAPs (as defined in the 2nd Lind Note) during the 20 trading days prior to conversion, subject to adjustment. Notwithstanding the foregoing, provided that no Event of Default (as defined in the 2nd Lind Note) shall have occurred, conversions under the 2nd Lind Note shall be at the Fixed Price for the first 180 days following the closing date. Lind will also receive a 5-year, common stock purchase warrant (the “2nd Lind Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share, subject to adjustment. The parties later agreed to a floor price of $1.00 for the Variable Price and that the Company would compensate Lind in cash if the variable price was less than such floor price at the time of conversion.

Upon the occurrence of any Event of Default (as defined in the 2nd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the 2nd Lind Note, in addition to any other remedies under the 2nd Lind Note or the other Transaction Documents (as defined below).

Pursuant to the terms of the 2nd Lind Securities Purchase Agreement, if at any time prior to a date that is 18 months following the closing of the 2nd Lind Offering, the Company proposes to offer or sell any additional securities in a subsequent financing, the Company shall first offer Lind the opportunity to purchase up to 10% of such new securities.

In connection with the 2nd Lind Offering, the Company and its subsidiaries: (i) Biokey, Inc., a California corporation (“BioKey”), (ii) Biolite Holding, Inc., a Nevada corporation (“BioLite”), (iii) Biolite BVI, Inc., a British Virgin Islands corporation (“BioLite BVI”) and (iv) American BriVision Corporation, a Delaware corporation (“American BriVision” and, collectively with the Company, BioKey, BioLite, and BioLite BVI, the “Guarantors”), jointly and severally guaranteed all of the obligations of the Company in connection with the 2nd Lind Offering (the “Guaranty”) with certain collateral, as set forth in the related Transaction Documents (as hereinafter defined).

The sale of the Note and the terms of the 2nd Lind Offering, including the Guaranty are set forth in the 2nd Lind Securities Purchase Agreement, the 2nd Lind Note, the 2nd Lind Warrant, the First Amendment to Guaranty, the First Amendment to Security Agreement, and the First Amendment to Guarantor Security Agreement (collectively, the “Transaction Documents”).

Allele Capital Partners, LLC (“Allele”) together with its executing broker dealer, Wilmington Capital Securities, LLC (together with its affiliates, “Wilmington”), served as the exclusive placement agent (the “Placement Agent”) of the 2nd Lind Offering. We have agreed to pay certain expenses of the placement agent in connection with the 2nd Lind Offering.

An amendment was filed on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00 (the “Amendment”). Additionally, the Amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price.

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

2022 Financing

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

The Company had multiple deliverables under the collaborative agreements, including deliverables relating to grants of technology licenses, regulatory and clinical development, and marketing activities. Estimation of the performance periods of the Company’s deliverables requires the use of management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, the Company’s experience in conducting clinical development, regulatory and manufacturing activities. The Company reviews the estimated duration of its performance periods under its collaborative agreements on an annually basis, and makes any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period under its collaborative agreements could impact the timing of future revenue recognition. For further details about these difference payment arrangements, see “Summary of Critical Accounting Policies” below.

Examples of recent collaborative agreements the Company has entered into are as follows:

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

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, for which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party by the first half of 2024, either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the Note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable.

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

Due to the COVID-19 pandemic, our revenue for the fiscal 2022 were significantly impacted. In 2023, our business started recovering from the COVID-19 impact. We have been working on new contracts towards revenue generation and increase in sales of existing products and incorporating new products for sale.

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

Stock Reverse Split

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of NASDAQ Capital Market. All shares and related financial information in this Form 10-K reflect this 1-for-10 reverse stock split.

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

Concentration of Clients

As of December 31, 2023, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.24% of the Company’s total account receivable.

As of December 31, 2022, the most major clients, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client with its Chairman being the Board of Director of BioKey, accounted for 16.62% of the Company’s total account receivable.

For the year ended December 31, 2023, the most major client, distributing nutritional supplement in Asia Pacific, accounted for 80.04% of the Company’s total revenues. For the year ended December 31, 2022, one major client, who is a Shareholder of the Company that works in development and commercialization of new drugs in Taiwan, accounted for 93.22% of the Company’s total revenues.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents amounted to $60,155 and $85,265, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2023 and 2022, the Company’s restricted cash amounted $656,625 and $1,306,463, respectively.

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

Allowance for expected credit losses accounts was $616,505 and $194,957 as of December 31, 2023 and 2022, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $10,314 and $13,031 for the years ended December 31, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $1,241,930 for the years ended December 31, 2023 and 2022, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $1,635,708 and $5,794,848 for the years ended December 31, 2023 and 2022, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2023 and 2022. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Results of Operations — Year Ended December 31, 2023 Compared to Year Ended December 31, 2022.

Revenues. We generated $152,430 and $969,783 in revenues for the years ended December 31, 2023 and 2022, respectively. The decrease of $817,353, or approximately 84%, was primarily caused by the completion of ongoing projects and waiting for new approval.

Operating Expenses. Our operating expenses were $8,066,902 in the year ended December 31, 2023, compared to $15,797,780 in December 31, 2022. Such decrease in operating expenses was mainly attributable to the decreased stock-based compensation and selling, general and administrative expenses, by $6,100,337, and decreasing research and development expenses of $1,630,541.

Other Income (expense). The other expense was $2,437,773 in the year ending December 31, 2023, compared to other income of $400,184 on December 31, 2022. The change was principally caused by the increase in interest expense, mainly from the convertible notes payable, while being offset by the increase in foreign exchange for the year ended December 31, 2023, loss on investment in equity securities and decrease in impairment loss and investment loss for the year ended December 31, 2023.

Interest income (expense), net, was $(2,307,859) for the year ended December 31, 2023, compared to $(106,151) for the year ended December 31, 2022. The increase of $(2,201,708), or approximately 2,074%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. The net loss was $10,910,288 for the year ended December 31, 2023, compared to $16,312,374 for the year ended December 31, 2022. The Company reduce its net loss   by $5,061,086 or approximately 31% during the year ended December 31, 2023 from 2022, through more effective usage of funding and discontinuing certain consulting services.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2023	As of December 31, 2022

Current Assets	$1,656,709	$2,987,247
Current Liabilities	$5,932,490	$5,543,628
Working (Deficit) Capital	$(4,275,781)	$(2,556,381)

Cash Flow from Operating Activities

During the years ended December 31, 2023 and 2022, the net cash used in operating activities were ($4,235,845) and $7,398,391, respectively. The decrease in the amount of $3,162,546 was primarily due to the increased account receivables, loss on investment in equity securities, loss and sales of treasury stock, accrued expenses and other current liabilities, partially offset by the decreased net loss, gain on sales of investment in equity securities, due from related parties, prepaid expenses, impairment loss, and stock-based compensation; and by the decrease of deferred tax during the year ended December 31, 2023.

Cash Flow from Investing Activities

During the years ended December 31, 2023 and 2022, the net cash used in investing activities were $360,186 and $1,721,684, respectively. The decrease in the amount of $1,361,498 was primarily due to the decrease in prepayment for equity investment and purchase of equipment, while being offset by the increase in prepayment for long-term investments during the year ended December 31, 2023.

Cash Flow from Financing Activities

During the years ended December 31, 2023 and 2022, the net cash provided by financing activities were $3,918,960 and $4,013,925, respectively. The net cash provided by financing activities decreased by $94,965, due to the increase in proceeds from convertible notes and issuance of warrants, partially offset by the decrease in issuance of common stock, as well as decrease in proceeds from short-term loans, and repayment of short-term notes during the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of WWC P.C. CPA, our independent registered public accounting firm, are set forth on pages F-1 through F-38 of this Report.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 1171)

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2023 AND DECEMBER 31, 2022.

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022.

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022.

PAGES	F-7	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022.

PAGES	F-8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
ABVC BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABVC BioPharma, Inc., and subsidiaries (collectively the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operation and comprehensive loss, cash flows, stockholders’ equity (deficit), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows in each of the years for the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred substantial losses during the year ended December 31, 2023. As of December 31, 2023, the Company had a working capital deficit and net cash outflows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, we express no such opinion .

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

Purchase of property via common stock

As described in Note 5 of the financial statements, the Company acquired the property by entered and governed by a complex cooperation agreement. The terms and conditions of the agreement dictate the proper categorization and recognition of these property in the Company’s financial statements. Accordingly, we have identified the purchase of property and equipment via common stock as a critical audit matter due to the complexity of such cooperation agreements.

The primary audit procedures we performed in order to address this critical audit matter were the following: (i) examined the cooperation agreement and other related documents, evaluated the terms and conditions, (ii) gained an understanding of the structure set forth by the agreement by enquiring with management, (iii) confirmed with the counterparty in the cooperation agreement with their understanding of the terms and conditions of the cooperation agreements and compared their responses with the Company’s books and records, (iv) tested the reasonableness, completeness, mathematical accuracy and relevance of key underlying data used in the valuation of the property. Common stock, additional paid in capital and property and equipment, net is affected by this critical audit matter.

Stock-based compensation to third parties

As described in Note 12 of the financial statements, the Company granted common stock to third parties as consideration to consultants for services rendered; these grants were recorded as stock-based compensation expense in the Company’s results of operations. We identified the recognition of stock-based compensation to non-employees as a critical audit matter due to the significant judgments and assumptions made by management to apply proper valuation and allocation to such grants.

The primary procedures we performed in order to address this critical audit matter were the following: (i) obtained and examined the board meeting minutes, board resolutions, and service contracts, (ii) evaluated the reasonableness of the fair value of services received from the non-employees receiving the grants, either measured at the fair value at the outset of the contract, or around the completion date of the service contract and compared those amounts against the fair value of the grants based on the prevailing market value. Common stock, additional paid in capital and stock-based compensation is affected by this critical audit matter.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since 2022.

San Mateo, California

March 13, 2024

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$60,155	$85,265
Restricted cash	656,625	1,306,463
Accounts receivable, net	1,530	98,325
Accounts receivable – related parties, net	10,463	757,343
Due from related parties – current	747,573	513,819
Short-term investments	79,312	75,797
Prepaid expense and other current assets	101,051	150,235
Total Current Assets	1,656,709	2,987,247

Property and equipment, net	7,969,278	573,978
Operating lease right-of-use assets	809,283	1,161,141
Long-term investments	2,527,740	842,070
Deferred tax assets, net	-	117,110
Prepaid expenses – non-current	78,789	135,135
Security deposits	62,442	58,838
Prepayment for long-term investments	1,274,842	2,838,578
Due from related parties – non-current, net	113,516	865,477
Total Assets	$14,492,599	$9,579,574

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$899,250	$1,893,750
Accrued expenses and other current liabilities	3,696,380	2,909,587
Contract liabilities	79,500	10,985
Taxes payables	112,946	-
Operating lease liabilities – current portion	401,826	369,314
Due to related parties	173,132	359,992
Convertible notes payable – third parties, net	569,456	-
Total Current Liabilities	5,932,490	5,543,628

Tenant security deposit	21,680	7,980
Operating lease liability – non-current portion	407,457	791,827
Total Liabilities	6,361,627	6,343,435
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 7,940,298 and 3,286,190 shares issued and outstanding as of December 31, 2023 and 2022, respectively(1)	7,940	3,286
Additional paid-in capital	82,636,966	67,937,050
Stock subscription receivable	(451,480)	(1,354,440)
Accumulated deficit	(65,420,095)	(54,904,439)
Accumulated other comprehensive income	516,387	517,128
Treasury stock	(8,901,668)	(9,100,000)
Total Stockholders’ equity	8,388,050	3,098,585
Noncontrolling interest	(257,078)	137,554
Total Equity	8,130,972	3,236,139

Total Liabilities and Equity	$14,492,599	$9,579,574

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
Revenues	$152,430	$969,783

Cost of revenues	302,037	286,415

Gross (loss) profit	(149,607)	683,368

Operating expenses
Selling, general and administrative expenses	5,368,278	6,067,545
Research and development expenses	1,062,916	2,693,457
Stock-based compensation	1,635,708	7,036,778
Total operating expenses	8,066,902	15,797,780

Loss from operations	(8,216,509)	(15,114,412)

Other income (expense)
Interest income	185,481	187,817
Interest expense	(2,493,340)	(293,968)
Operating sublease income	65,900	107,150
Impairment loss	-	(110,125)
Investment loss	-	(7,446)
Gain (loss) on foreign exchange changes	22,690	(259,463)
Loss on investment in equity securities	(221,888)	-
Other income (expenses)	3,384	(24,149)
Total other income (expenses)	(2,437,773)	(400,184)

Loss before provision income tax	(10,654,282)	(15,514,596)

Provision for income tax expense	256,006	797,778

Net loss	(10,910,288)	(16,312,374)

Net loss attributable to noncontrolling interests	(394,632)	110,865

Net loss attributed to ABVC and subsidiaries	(10,515,656)	(16,423,239)
Foreign currency translation adjustment	(741)	(22,532)
Comprehensive loss	$(10,516,397)	$(16,445,771)

Net loss per share:
Basic and diluted	$(2.43)	$(5.19)

Weighted average number of common shares outstanding(1):
Basic and diluted	4,335,650	3,166,460

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash flows from operating activities
Net loss	$(10,910,288)	$(16,312,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,531	23,799
Stock-based compensation	1,635,708	7,036,778
Inventory allowance for valuation losses	-	25,975
Provision for doubtful accounts	1,455,101	184,589
Other non-cash expenses	2,413,746	32,350
Impairment of prepaid expenses	-	110,125
Loss on investment in equity securities	221,888	-
Deferred tax expense	115,668	864,802
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	228,557	(614,166)
Decrease (increase) in prepaid expenses and other current assets	101,926	238,092
Decrease (increase) in due from related parties	(321,776)	(837,014)
Increase (decrease) in accrued expenses and other current liabilities	786,793	1,608,784
Increase (decrease) in contract liabilities	68,515	-
Increase (decrease) in tenant security deposit	13,700	(2,600)
Increase (decrease) in Taxes payables	112,946	-
Increase (decrease) in due to related parties	(186,860)	242,469
Net cash used in operating activities	(4,235,845)	(7,398,391)

Cash flows from investing activities
Purchase of equipment	(21,201)	(119,692)
Prepayment for equity investment	(338,985)	(1,601,992)
Net cash used in investing activities	(360,186)	(1,721,684)

Cash flows from financing activities
Issuance of common stock	1,050,000	3,663,925
Repayment of short-term bank loans	(1,000,000)	-
Proceeds from issuance of warrants	2,406,338	-
Proceeds from short-term bank loans	-	350,000
Proceeds from convertible notes payable	1,462,622	-
Net cash provided by financing activities	3,918,960	4,013,925

Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,123	(67,337)

Net increase (decrease) in cash and cash equivalents and restricted cash	(674,948)	(5,173,487)

Cash and cash equivalents and restricted cash
Beginning	1,391,728	6,565,215
Ending	$716,780	$1,391,728

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$33,180	$285,465
Income taxes paid	$27,392	$1,600
Non-cash financing and investing activities
Purchase of Property and equipment by issuing common stock to a third party	$7,400,000	$-
Issuance of common stock for conversion of debt	$3,306,112	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Stockholders’
	Number of shares(1)	Amounts(1)	Subscription Receivable	Paid-in Capital(1)	Accumulated Deficit	Comprehensive Income	Number of Shares(1)	Amount	controlling Interest	Total Equity
Balance at December 31, 2021	2,893,089	$2,893	$(2,257,400)	$58,139,700	$(38,481,200)	$539,660	(27,535)	$(9,100,000)	$26,689	$8,870,342
Issuance of common shares for cash	200,000	200	-	3,663,725	-	-	-	-	-	3,663,925
Issuance of common shares for consulting service	193,101	193	-	4,891,695	-	-	-	-	-	4,891,888
Stock-based compensation for services	-	-	902,960	-	-	-	-	-	-	902,960
Stock-based compensation for options granted	-	-	-	1,241,930	-	-	-	-	-	1,241,930
Net loss for the year	-	-	-	-	(16,423,239)	-	-	-	110,865	(16,312,374)
Cumulative transaction adjustments	-	-	-	-	-	(22,532)	-	-	-	(22,532)
Balance at December 31, 2022	3,286,190	$3,286	$(1,354,440)	$67,937,050	$(54,904,439)	$517,128	(27,535)	$(9,100,000)	$137,554	$3,236,139
Issuance of common shares for cash	300,000	300	-	1,049,700	-	-	-	-	-	1,050,000
Issuance of common shares for consulting service	51,941	52	-	732,696	-	-	-	-	-	732,748
Issuance of common shares for property	370,000	370	-	7,399,630	-	-	-	-	-	7,400,000
Issuance of common shares upon exercise of convertible notes	3,732,167	3,732	-	3,302,380	-	-	-	-	-	3,306,112
Warrant issued with convertible notes payable	-	-	-	1,706,338	-	-	-	-	-	1,706,338
Issuance of pre-funded warrant	-	-	-	700,000	-	-	-	-	-	700,000
Exercise of pre-funded warrant	200,000	200	-	(200)	-	-	-	-	-	-
Stock-based compensation for services	-	-	902,960	-	-	-	-	-	-	902,960
Net loss for the year	-	-	-	-	(10,515,656)	-	-	-	(394,632)	(10,910,288)
Cumulative transaction adjustments	-	-	-	-	-	(741)	-	-	-	(741)
Distribute as Employee Compensation	-	-	-	(190,628)	-	-	591	198,332	-	7,704
Balance at December 31, 2023	7,940,298	$7,940	$(451,480)	$82,636,966	$(65,420,095)	$516,387	(26,553)	$(8,901,668)	$(257,078)	$8,130,972

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

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

Acquisition of AiBtl BioPharma Inc.

On November 12, 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite Taiwan”) each entered into a multi-year, global licensing agreement with AiBtl BioPharma Inc. (“AIBL”, or the acquired company) for the Company and BioLite Taiwan’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (collectively, the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite Taiwan received 23 million shares of AIBL stock and as a result, the Company has a controlling interest over AIBL. If certain milestones are met, the Company and BioLite Taiwan are each eligible to receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million.

The Company concluded the assets acquired and liabilities assumed did not meet the definition of a business as a limited number of inputs were acquired but no substantive business processes or signs of output were acquired. As such, the acquisition was accounted for as an asset purchase. The purchase consideration was nonmonetary assets (patent) and transfer on November12, 2023. The equity interest transferred to ABVC and BioLite Taiwan on December 15, 2023.

2. LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the year ended December 31, 2023, the Company reported net loss of $10,910,288. As of December 31, 2023, the Company’s working capital deficit was $4,275,781.  In addition, the Company had net cash outflows of $4,235,845 from operating activities for the year ended December 31, 2023. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources:

●	cash generated from operations;

●	other available sources of financing from Taiwan banks and other financial institutions; and

●	financial support from the Company’s related party and shareholders.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The audited financial statements for the years ended December 31, 2023 and 2022 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and account balances have been eliminated.

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

Stock Reverse Split

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of NASDAQ Capital Market. All shares and related financial information in this Form 10-K reflect this 1-for-10 reverse stock split.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1– Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2– Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●

Level 3– Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, inventory, prepaid expenses and other current assets, accrued expenses and other current liabilities, and due to related parties approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loans, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term bank loan approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

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

Concentration of Clients

As of December 31, 2023, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.24% of the Company’s total account receivable.

As of December 31, 2022, the most major clients, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 71.89% of the Company’s total account receivable; the second major client with its Chairman being the Board of Director of BioKey, accounted for 16.62% of the Company’s total account receivable.

For the year ended December 31, 2023, the most major client, distributing nutritional supplement in Asia Pacific, accounted for 80.04% of the Company’s total revenues. For the year ended December 31, 2022, one major client, who is a Shareholder of the Company that works in development and commercialization of new drugs in Taiwan, accounted for 93.22% of the Company’s total revenues.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents amounted to $60,155 and $85,265, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2023 and 2022, the Company’s restricted cash amounted $656,625 and $1,306,463, respectively.

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

Allowance for expected credit losses accounts was $616,505 and $194,957 as of December 31, 2023 and 2022, respectively.

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

Property and Equipment, net

Property and equipment, net is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property and equipment under capital leases, generally based on the following useful lives:

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

Other-than-temporary impairments of equity investments were $0 and $0 for the year ended December 31, 2023 and 2022, respectively.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Convertible Notes Payable

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company determined that upon further review of the warrant agreement, the Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $10,314 and $13,031 for the years ended December 31, 2023 and 2022, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $1,241,930 for the years ended December 31, 2023 and 2022, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $1,635,708 and $5,794,848 for the years ended December 31, 2023 and 2022, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2023 and 2022. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

4. COLLABORATIVE AGREEMENTS

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2023 and 2022, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.60 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2023 and 2022, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

On February 12, 2022, the Company’s Board of Directors determined that the December 2021 Payment, which is equal to $5,000,000, shall be paid via the cancellation of certain outstanding debt, in the amount of $5,000,000, that BioLite owes the Company as of December 31, 20212023.

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

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, for which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party by the first half of 2024, either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the Note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable.

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

The above-mentioned equity is before the reverse stock split in 2023.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023	December 31, 2022
Land	$363,416	$361,193
Construction-in-Progress	7,400,000	-
Buildings and leasehold improvements	2,227,431	2,226,687
Machinery and equipment	1,138,675	1,116,789
Office equipment	174,797	173,766
	11,304,319	3,878,435
Less: accumulated depreciation	(3,335,041)	(3,304,457)
Property and equipment, net	$7,969,278	$573,978

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

The asset ownership certification is in the application process. However, the Company’s ownership rights to the property and the associated land parcel, or a suitable replacement property, are safeguarded under the terms of the cooperation agreement, which is legally binding and enforceable.

The Construction-in-progress is planned to finish before the end of 2024.

Depreciation expenses were $28,531 and $23,799 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, Land with book value amounted to approximately $363,416 and $361,193, respectively, were pledged for obtaining bank loan (see Notes 9 Bank loans).

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	December 31,	December 31,	Accounting
Name of related party	2023	2022	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	18.68%	15.51%	Equity Method
Rgene Corporation	26.65%	26.65%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from the investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	December 31, 2023	December 31, 2022
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,213	$7,169
Genepharm Biotech Corporation	22,021	21,887
BioHopeKing Corporation	818,018	813,014
Subtotal	847,252	842,070
Equity Method Investments, net
BioFirst Corporation(a)	1,680,488	-
Rgene Corporation(b)	-	-
Total	$2,527,740	$842,070

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2023 and 2022, the Company owns 18.68% and 15.51% common stock shares of BioFirst, respectively.    The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of December 31, 2023, the amount of prepayment for long-term investments in Biofirst is $1,124,842.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheet

	December 31, 2023	December 31, 2022
Current Assets	$1,451,877	$1,543,151
Non-current Assets	686,206	739,472
Current Liabilities	2,286,058	2,663,051
Non-current Liabilities	347,193	103,447
Stockholders’ Equity	(495,168)	(483,874)

Statement of operation

	Year Ended December 31,
	2023	2022
Net sales	$734	$30,162
Gross profit	289	8,239
Net loss	(1,194,797)	(1,274,539)
Share of losses from investments accounted for using the equity method	(221,888)	-

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2023 and 2022, the Company owns 26.65% and 26.65% common stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	December 31, 2023	December 31, 2022
Current Assets	$50,538	$68,302
Non-current Assets	250,716	303,893
Current Liabilities	2,591,960	2,478,868
Non-current Liabilities	811	2,441
Shareholders’ Deficit	(2,291,517)	(2,481,309)

Statement of operations

	Year Ended December 31,
	2023	2022
Net sales	$-	$-
Gross Profit	-	-
Net loss	(291,522)	(1,550,123)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the years ended December 31, 2023 and 2022, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows:

	Year Ended December 31,
	2023	2022
Share of equity method investee losses	$(221,888)	$-

7. CONVERTIBLE NOTES PAYABLE

On February 23, 2023, the Company entered into a securities purchase agreement (the “Lind Securities Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustment (the “Note Shares”). The Company also issued Lind a common stock purchase warrant (the “Lind Warrant”) to purchase up to 5,291,667 shares of the Company’s common stock at an initial exercise price of $1.05 per share for a period of 5 years, subject to adjustment that immediately upon such issuance or sale, the Exercise Price in effect immediately prior to such issuance or sale shall be reduced (and in no event increased) to an Exercise Price equal to the consideration per share paid for such Additional Shares of Common Stock. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $1,225,543, which was recorded to debt discount.

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

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. Lind will also receive a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00 (the “Amendment”). Additionally, the Amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price.

As of December 31, 2023 and 2022, the aggregate carrying values of the convertible debentures were $569,456 and $0, respectively; and accrued convertible interest were both $0.

Total interest expenses in connection with the above convertible note payable were $2,412,951 and $0 for the years ended December 31, 2023 and 2022, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	December 31,	December 31,
	2023	2022
Accrued research and development expense	$1,799,583	$1,600,221
Accrued compensation and employee benefits	1,184,505	568,865
Accrued royalties	274,028	272,352
Others	438,264	468,150
Total	$3,696,380	$2,909,587

9. BANK LOANS

(1)	Short-term bank loans consists of the following:

	December 31,	December 31,
	2023	2022
Cathay United Bank	$245,250	$243,750
CTBC Bank	654,000	650,000
Cathay Bank	-	1,000,000
Total	$899,250	$1,893,750

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NT$7,500,000, equivalent to $245,250. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year. On September 6, 2022, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $245,250 for one year, which is due on September 6, 2023. On September 6, 2023, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $245,250 for one year, which is due on September 6, 2024. As of December 31, 2023  and December 31, 2022, the effective interest rates per annum was 2.87% and 2.67%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $6,856 and $5,960 for the years ended December 31, 2023 and 2022, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NT$10,000,000, equivalent to $327,000, and NT$10,000,000, equivalent to $327,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every year. The loan balances bear interest at a fixed rate of 2.5% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $15,610 and $12,220 for the years ended December 31, 2023 and 2022, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On June 30, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, the Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On October 31, 2021, the Company renewed the Loan Agreement with the principal amount of $650,000 for twelve months, which is due on October 30, 2022. On September 24, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The Loan Agreement was further extended and due on December 31, 2022. The outstanding loan balance was $1,000,000 as of December 31, 2022. On February 23, 2023, the bank loan from Cathay Bank was fully repaid. As of December 31, 2023 and 2022, the effective interest rates per annum was 0% and 8%, respectively and the outstanding loan balance were $0 and $1,000,000.

Interest expenses were $10,209 and $46,957 for the years ended December 31, 2023 and 2022, respectively.

10. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene; the Chairman of Rgene is Mr. Tsung-Shann Jiang
Eugene Jiang	Former President and Chairman
GenePharm Inc. (the “GenePharm”)	Dr. George Lee, Board Director of Biokey, is the Chairman of GenePharm.
The Jiangs	Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company and Rgene, the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, Mr. Tsung-Shann Jiang’s wife, is the Chairman of Keypoint; and a member of board of directors of BioLite Inc.

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc.

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company. Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Zhewei Xu	Shareholder of the Company.
BioHopeKing Corporation	Entity controlled by controlling beneficiary shareholder of ABVC
Jaimes Vargas Russman	CEO of AiBtl BioPharma Inc.

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2023	2022
GenePharm Inc.	$-	$142,225
Rgene	10,463	615,118
Total	$10,463	$757,343

Revenue - related parties

Revenue due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2023	2022
Rgene	$2,055	$904,043
Total	$2,055	$904,043

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	December 31,	December 31,
	2023	2022
Rgene	$541,486	$513,819
BioFirst	206,087	-
Total	$747,573	$513,819

Due from related parties- Non-current, net

	December 31,	December 31,
	2023	2022
BioFirst (Australia)	$839,983	$ 752,655
BioHopeKing Corporation	113,516	112,822
Total	953,499	865,477
Less: allowance for expected credit losses accounts	(839,983)	-
Net	$113,516	$865,477

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

As of December 31, 2023 and December 31, 2022, the outstanding loan balance were both $500,000; and accrued interest was $38,819 and $13,819.

As of December 31, 2023, the Company has other receivables amounted $2,667 from Rgene due to daily operations.

(2)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of December 31, 2023 and December 31, 2022, the outstanding loan balance and allocated research fee was $681,185 and $660,484, respectively; and accrued interest was $158,798 and $92,171, respectively.  The outstanding amount was settled in 2023.

The balances mainly represent advances to BioFirst (Australia) for research and development purposes. The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2023 and 20212 due from BHK was $113,516 and $112,822, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2023	2022
BioFirst	$-	$188,753
The Jiangs	19,789	19,789
Due to shareholders	152,382	151,450
Due to a Director	961	-
Total	$173,132	$359,992

(1)

Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2022, the aggregate amount of outstanding balance and accrued interest is $188,753, a combination of $147,875 from loan, and $40,878 from expense-sharing. The outstanding amount was being net off with amount due from BioFirst in 2023.

(2)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2023 and 2022, the outstanding balance due to the Jiangs amounted to $19,789 and $19,789, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of December 31, 2023 and 2022, the outstanding principal and accrued interest was $152,382 and $151,450, respectively. Interest expenses in connection with these loans were $20,094 and $21,378 for the years ended December 31, 2023 and 2022, respectively.

(4)	As of December 31, 2023, due to a Director amounted $961 was related to the entity setup fee paid by the Director of AiBtl BioPharma Inc. on behalf of the entity.

11. INCOME TAXES

Income tax expense for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	2,400
Foreign	140,338	-
Total Current	$140,338	$2,400
Deferred:
Federal	$-	$-
State	-	-
Foreign	115,668	795,378
Total Deferred	$115,668	$795,378
Total provision for income taxes	$256,006	$797,778

Deferred tax assets (liability) as of December 31, 2023 and 2022 consist approximately of:

	December 31,	December 31,
	2023	2022
Loss on impairment of Assets	713,223	709,961
Net operating loss carryforwards	5,568,391	5,866,623
Tax credit of investment	-	-
Operating lease liabilities	213,482	213,482
Operating lease assets	(213,482)	(213,482)
Deferred tax assets, Gross	6,281,614	6,576,584
Valuation allowance	(6,281,614)	(6,459,474)
Deferred tax assets, net	-	117,110

12. EQUITY

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

In May 2022, the Company and an institutional investor entered into certain securities purchase agreement relating to the offer and sale of 2,000,000 shares of common stock at an offering price of $2.11 per share in a registered direct offering. The shares of the Company’s common stock were issued for gross proceeds of $4,220,000, before placement agent fees and legal fees of $556,075. Pursuant to the offering, the Company will also issue 5-year warrants to purchase 2,000,000 shares of common stock, exercisable at a price of $2.45 per share. As of December 31, 2023, these warrants have been issued but not exercised.

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

On February 23, 2023, the Company entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167, for a purchase price of $3,175,000, that is convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustment. The Company also issued Lind a common stock purchase warrant to purchase up to 5,291,667 shares of the Company’s common stock at an initial exercise price of $1.05 per share for a period of 5 years, subject to adjustment that immediately upon such issuance or sale, the Exercise Price in effect immediately prior to such issuance or sale shall be reduced (and in no event increased) to an Exercise Price equal to the consideration per share paid for such Additional Shares of Common Stock. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $1,225,543, which was recorded to debt discount. During the year ended December 31, 2023, the Company has been repaying Lind with securities for 3,732,167 shares, totaling $3,306,112.

The warrant exercise price was reset to $3.5 in accordance to the issuance of common stock in relation to securities purchase agreement on July 2023. As of December 31, 2023, the warrant has not yet been exercised.

On July 27, 2023, the Company entered into that certain securities purchase agreement. relating to the offer and sale of 300,000 shares of common stock, par value $0.001 per share and 200,000 pre-funded warrants, at an exercise price of $0.001 per share, in a registered direct offering. Pursuant to the Purchase Agreement, the Company agreed to sell the Shares and/or Pre-funded Warrants at a per share purchase price of $3.50, for gross proceeds of $1,750,000, before deducting any estimated offering expenses. On August 1, 2023, 200,000  pre-funded warrants were exercised.

The above-mentioned equity is before the reverse stock split in July 2023.

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui. Pursuant thereto, the Company acquired 20% of the ownership of a property and the parcel of the land owned by Zhonghui in Leshan, Sichuan, China. During the third quarter of 2023, the Company issued to Zhonghui, an aggregate of 370,000 shares of the Company’s common stock, at a per share price of $20. The Company also issued 29,600 common stock to consultants for providing consulting services on the above transaction.

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. Lind will also receive a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00 (the “Amendment”). Additionally, the Amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price.

13. STOCK OPTIONS

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

Options issued and outstanding as of December 31, 2023, and their activities during the year then ended are as follows:

			Weighted-
		Weighted-	Average
		Average	Contractual
	Number of	Exercise	Life	Aggregate
	Underlying Shares	Price Per Share	Remaining in Years	Intrinsic Value
Outstanding as of January 1, 2023	2,587,104	$2.79	8.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	2,587,104	2.79	7.74	$-
Exercisable as of December 31, 2023	2,587,104	2.79	7.74	$-
Vested and expected to vest	2,587,104	$2.79	7.74	$-

The fair value of stock options granted for the years ended December 31, 2023 and 2022 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended December 31
2022

Risk free interest rate	2.79%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	83.86%

The Company granted options to purchase 0 and 761,920 shares of common stock to employees and certain consultants during the years ended December 31, 2023 and 2022, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $2.79  and $2.79, respectively. There are 3,860,211 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2023. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $1,241,930 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were no unvested options. There were no options exercised during the years ended December 31, 2023 and 2022.

The above-mentioned equity is before the reverse stock split in July 2023.

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the years ended December 31, 2023 and 2022.

	For the Year Ended
	December 31, 2023	December 31, 2022
Numerator:
Net loss attributable to ABVC’s common stockholders	$(10,856,656)	$(16,423,239)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	4,335,650	3,166,460
Stock options
Weighted-average shares outstanding - Diluted	4,335,650	3,166,460

Loss per share
-Basic	$(2.43)	$(5.19)
-Diluted	$(2.43)	$(5.19)

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

	December 31, 2023	December 31, 2022
ASSETS
Operating lease right-of-use assets	$809,283	$1,161,141
LIABILITIES
Operating lease liabilities (current)	401,826	369,314
Operating lease liabilities (non-current)	407,457	791,827

Supplemental Information

The following provides details of the Company’s lease expenses:

	Year Ended December 31,
	2023	2022
Operating lease expenses	$358,576	$358,576

Other information related to leases is presented below:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$385,659	$358,576

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Operating leases	1.73 years	2.48 years

Weighted Average Discount Rate:
Operating leases	1.5%	1.49%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2024	$404,745
2025	351,352
2026	56,916
2027	-
Thereafter	-
Total future minimum lease payments, undiscounted	813,013
Less: Imputed interest	(3,730)
Present value of future minimum lease payments	$809,283

16. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of December 31, 2023 and up through March 13, 2024, date of the consolidated financial statements were available to the issued.

17. ACQUISITION

On November 12, 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite Taiwan”)  each entered into a multi-year, global licensing agreement with AiBtl BioPharma Inc. (“AIBL”, or the acquired company) for the Company and BioLite Taiwan’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (collectively, the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite Taiwan received 23 million shares of AIBL stock and as a result, the Company has a controlling interest over AIBL. If certain milestones are met, the Company and BioLite Taiwan are each eligible to receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million.

The Company concluded the assets acquired and liabilities assumed did not meet the definition of a business as a limited number of inputs were acquired but no substantive business processes or signs of output were acquired. As such, the acquisition was accounted for as an asset purchase. The purchase consideration was nonmonetary assets (patent) and transfer on November12, 2023. The equity interest transferred to ABVC and BioLite Taiwan on December 15, 2023.

Cash and cash equivalents	$-
Total assets acquired	-
Accrued expense	(243,888)
Due to Director	(498)
Total liabilities acquired	(243,386)
Total consideration (Intangible assets)	-

18. SUBSEQUENT EVENTS

On January 12, 2024, BioLite Taiwan extended the CTBC Loan Agreement with the same principal amount of NT$20,000,000, equivalent to $654,000 for one year.

On January 17, 2024, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. Lind will also receive a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share.

An amendment was filed on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00 (the “Amendment”). Additionally, the Amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price.

On January 27, 2024, the company granted 1,241,615 restricted shares to its employees and directors under the 2016 Equity Incentive Plan, with an issuance date of February 2, 2024. These shares are subject to a three-year restriction period.

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). In consideration for the Land, the Company issued Shuling (i) 703,495 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share.

The Company has assessed all events from December 31, 2023, up through March 13, 2024, which is the date that these consolidated financial statements are available to be issued, Other than the events disclosed above, no other subsequent events have occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2023, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the fiscal year ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Dr. Howard Doong resigned from his position as the Company’s CEO on June 21, 2023. His decision to resign was not the result of any disagreements with the Company on any matter related to the operations, policies or practices of the Company. The Company’s board of directors appointed Dr. Uttam Patil to replace Dr. Doong as the Company’s CEO.

Effective as of June 13, 2023, Dr. Richard King resigned as the Company’s Chief Scientific Officer. His decision to resign was not the result of any disagreements with the Company on any matter related to the operations, policies or practices of the Company. On that same date, the Company’s board of directors appointed Dr. Tsung-Shann Jiang to replace Dr. King as the Company’s CSO.

The following table sets forth as of the date of this annual report, the name, age, and position of each executive officer and director and the term of office of each such person.

Set forth below is certain biographical information regarding each of our directors and officers as of the date of this annual report.

Name	Age	Title
Eugene Jiang	37	Chairman of the Board and Chief Business Officer (“CBO”)
Dr. Uttam Patil	38	Chief Executive Officer (“CEO”)
Leeds Chow	35	Chief Financial Officer (“CFO”)
Dr. Tsung-Shann (T.S.) Jiang	70	Chief Scientific Officer (“CSO”), Chief Strategy Officer (“CSTRO”) and Director
Dr. Tsang Ming Jiang	63	Director
Dr. Chang-Jen Jiang	68	Director
Norimi Sakamoto	53	Independent Director
Yen-Hsin Chou	35	Independent Director
Hsin-Hui Miao	58	Independent Director
Yoshinobu Odaira	76	Independent Director
Che-Wei Hsu	42	Independent Director
Shuling Jiang	68	Director
Yu-Min (Francis) Chung	59	Independent Director

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

Dr. Uttam Patil, CEO, was appointed as the Company’s Chief Executive Officer on June 21, 2023. Dr. Patil has served as the Chief Operating and Scientific Officer of the Company’s subsidiary, BioKey, Inc. since May 2023; he also works for Rgene Corporation (a related party), as the R&D Manager since May 2023, after being promoted from Project Manager, to which he serves from August 2022 to May 2023. Prior to that, Dr. Patil was a Post-Doctoral Research Fellow at NTNU from March 2020 to July 2022. In 2019, Dr. Patil received the “Platinum Award” for an Oral Presentation on the topic, “Nucleobase Functionalized Single-Walled Carbon Nanotubes Hybridization with Single-Stranded DNA” at a Workshop on Organic Chemistry for Junior Chemists held in South Korea. Dr. Patil received his Ph.D. in Chemistry from National Tsing Hua University and a Masters in Analytical Chemistry from Pune University, as well as a Bachelors in industrial chemistry from Pune University.

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

Shuling Jiang, has served as a director for various companies, including BioLite, Inc. and BioFirst Corp, since 2017 and started to serve as Managing Director for Biokey, Inc. in 2022. Ms. Jiang received a Bachelor Degree from National Taiwan Normal University School of Music in 1978 and a Master Degree from Northwestern University School of Music in 1983.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2023 were timely made.

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

Board Diversity Matrix (as of December 31, 2023)

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. During the fiscal quarter ended December 31, 2023, the Company has not adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Howard Doong (1)	2022	200,000			248,386				448,386
	2023	95,000			-				95,000

Leeds Chow (2)	2022	130,000			-				130,000
	2023	180,000			-				180,000

Tsung-Shann Jiang (3)	2022	200,000			248,386				448,386
	2023	200,000			-				200,000

Richard Chi-Hsin King (4)	2022	200,000			248,386				448,386
	2023	90,556			-				90,556

Eugene Jiang (5)	2022	200,000			248,386				448,386
	2023	200,000			-				200,000

Chihliang An (6)	2022	133,333			248,386				381,719
	2023	-			-				-

Uttam Patil (1)	2022	-			-				-
	2023	-			-				-

(1)	Dr. Doong was appointed as the CEO on September 15, 2017. Dr. Doong later resigned from his position as the Company’s CEO on June 21, 2023. The Company’s board of directors appointed Dr. Uttam Patil to replace Dr. Doong as the Company’s CEO.

(2)	Mr. Chow was appointed as the CFO on September 4, 2022.

(3)	Dr. Jiang was appointed as the CSTRO on September 1, 2019. Dr. Jiang was also appointed as the Company’s CSO on June 15, 2023, to replace Dr. King, who resigned from his position as CSO.

(4)	Dr. King was appointed as the CSO on September 15, 2017. Dr. King later resigned from his position as the Company’s CSO on June 15, 2023. The Company’s board of directors appointed Dr. Jiang to replace Dr. King as the Company’s CSO.

(5)	Eugene Jiang was appointed as CBO on September 1, 2019.

(6)	Mr. An resigned from his positions as the Company’s CFO on September 4, 2022.

(7)	The weighted average grant date fair value of options granted during 2023 was $2.79, using the Black-Scholes option-pricing model. Accordingly, the Company recognized stock-based compensation expense of $1,635,709 for the year ended December 31, 2023. There were no options granted during 2023.

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

In response to Item 402(x)(1)   of Regulation S-K, the Company does not grant new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information (MNPI). Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2023:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Howard Doong	85,715	10,715	-	2.00	Nov 20, 2031	-	-	-	-
	400,001	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Chihliang An	54,762	9,524	-	2.00	Nov 20, 2031
	233,334	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Tsung-Shann Jiang	34,105	-	-	2.00	Nov 20, 2031
	30,000	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Richard Chi-Hsin King	82,144	14,286	-	2.00	Nov 20, 2031
	316,667	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Eugene Jiang	72,418	12,193	-	2.00	Nov 20, 2031
	30,000	-	-	3.00	Oct 15, 2032
	152,384	-	-	3.00	Apr 16, 2033

Uttam Patil	-	-	-	-	-

Compensation of Directors

We did not pay stock   options to directors in fiscal year 2023.

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

Employment Contracts

Dr. Uttam Patil has entered into an employment agreement (“Patil Employment Agreement”) with the Company on June 23, 2023, pursuant to which he shall receive the initial base salary by stock options in accordance with Company’s standard payroll practice. As of the date of this prospectus, Dr. Patil has yet to receive any stock options.

On September 4, 2022, the Board appointed Mr. Leeds Chow as the Company’s Chief Financial Officer (“CFO”) and Principal Accounting Officer effective from September 4, 2022 for a term of 3 years.

We maintain an employment agreement with Dr. Chi-Hsin Richard King (“King Employment Agreement”), pursuant to which he shall receive an annual base salary of $50,000. As of December 31, 2017, we paid Mr. King 10,416 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under King Employment Agreement, Dr. King is employed as the CSO of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary. On August 21, 2019, all of the Board members present at the Meeting, unanimously reelected Dr. Richard King as the Chief Scientific Officer (“CSO”), which became effective on September 1, 2019 for a term of three years.   On June 13, 2023, Dr. Richard King resigned from his position as the CSO. The Company’s board of directors appointed Dr. Jiang to replace Dr. Richard King as the CSO.

On August 21, 2019, all of the Board members present at the Meeting, except Eugene Jiang, appointed Mr. Eugene Jiang, the current Chairman of the Board, as the Chief Business Officer, effective since September 1, 2019 for a term of three years.  Mr. Eugene Jiang excused himself from the discussion regarding his appointment as the Chief Business Officer of the Company during the Board meeting. The contract was renewed for another three years.

On August 21, 2019, all of the Board members present at the Meeting, except Dr. Tsung-Shann Jiang, reelected Dr. Tsung-Shann Jiang as the Chief Strategy Officer, effective since September 1, 2019 for a term of three  years. Dr. Tsung-Shann Jiang excused himself from the discussion regarding his appointment as the Chief Strategy Officer of the Company during the Board meeting. The contract was renewed for another three years.

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 12, 2024 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 12, 2024, we had 10,560,421 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Uttam Patil	72,428	*
Eugene Jiang (1)	147,373	1.4%
Leeds Chow	52,007	*
Yen-Hsin Chou	41,956	*
Hsin-Hui Miao	48,072	*
Dr. Tsang-Ming Jiang	41,994	*
Norimi Sakamoto	41,854	*
Dr. Tsung-Shann Jiang (2)(4)	590,843	5.6%
Dr. Chang-Jen Jiang (3)	42,082	*
Yoshinobu Odaira	57,758	*
Che-Wei Hsu	41,723	*
Shuling Jiang (4)	1,628,464	15.4%
Yu-Min Chung	41,943	*
All officers and directors as a group (Fourteen (14) persons)	2,848,497	27.0%
YuanGene Corporation (5)	829,699	7.9%

*	less than 1%.

(1)	Eugene Jiang held 147,373 shares through direct ownership.

(2)	Dr. Tsung-Shann Jiang held 167,599 shares of common stock through his ownership in YuanGene Corporation, 722 shares through Rgene Corporation, 608 shares through BioFirst, 45 shares through BioLite, 3,227 shares through Lion Arts, and the rest of 418,642 shares through direct ownership.

(3)	Dr. Chang-Jen Jiang held 234 shares of common stock in the Company through his ownership in BioFirst, 1 share through Rgene, and the rest of 41,847 shares through direct ownership.

(4)	Ms. Shuling Jiang held 662,100 shares of common stock through his ownership in YuanGene Corporation, 964 shares through Rgene Corporation, 8,833 shares through BioFirst, 182 shares through BioLite, 48,761 shares through Liongene, 21,313 shares through Keypoint, 1,012 shares through Genepro, 12,747 shares through Lion Arts, and the rest of 872,552 shares through direct ownership.

(5)	YuanGene Corporation is a company wholly-owned by Lion Arts, which is owned by Shu-Ling Chiang (80%) and Dr. Tsung-Shann Jiang (20%); however, YuanGene appointed Eugene Jiang to have sole voting control over the shares held by YuanGene, the principal office address of which is 2nd floor, Building B, SNPF Plaza, Savalalo, Apia, Samoa.

Securities authorized for issuance under equity incentive plans.

Equity Compensation Plan Information

The following table discloses information as of December 31, 2023, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2022, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Real Estate Purchase

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, is married to TS Jiang, the Company’s Chief Strategic Officer and owns approximately 15.4% of the Company’s issued and outstanding shares of common stock.

In consideration for the Land, the Company shall pay Shuling (i) 703,495 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling will also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. Thus, the parties value the exchange at approximately $2,962,232.

Other related party transactions

Due from related parties:

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

As of December 31, 2023, the outstanding loan balance was $700,000; and accrued interest was $45,573.

(2)	In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. As of December 31, 2023 and 2022, the outstanding loan balance and allocated research fee was $0 and $660,484, respectively; and accrued interest was $0 and $92,171, respectively. The outstanding amount was settled in 2023.

Due to related parties:

(1)	Since 2019, BioFirst has advanced funds to the Company for working capital purpose. The advances bear interest 1% per month (or equivalent to 12% per annum). As of December 31, 2022, the aggregate amount of outstanding balance and accrued interest is $188,753, a combination of $147,875 from loan, and $40,878 from expense-sharing. The outstanding amount was being settled in 2023.

(2)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2023 and 2022, the outstanding balance due to the Jiangs amounted to $20,750 and $19,789, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of December 31, 2023 and 2022, the outstanding principal and accrued interest was $152,382 and $151,450, respectively. Interest expenses in connection with these loans were $20,094 and $21,378 for the years ended December 31, 2023 and 2022, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended December 31,
	2023	2022
Audit Fees	$179,000	$271,000
Audit Related Fees	50,000	39,436
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$229,000	$310,436

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (35)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
3.7	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.8	Certificate of Amendment to Articles of Incorporation filed on December 30, 2015 (5)
3.9	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.10	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
3.11	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (36)
4.1	Form of Warrant (7)
4.2	Description of Securities registered under Section 12 of the Exchange Act (27)
4.3	Form of Placement Agent Warrant for Lind Offering (30)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.4	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.5	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.6	Employment Agreement with Uttam Patil (31)
10.7	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.8	Form of Commercial Security Agreement (18)
10.9	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.10	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.11	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.12	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.13	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (28)
10.14	Joint Venture Agreement between the Company, Lucidaim Co., Ltd. And BioLite Japan K.K.(26)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and certain investors dated May 11, 2022 (25)
10.16	Clinical Development Service Agreement between the Company and Rgene dated June 10, 2022 (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential) (10)

10.17	Promissory Note dated June 16, 2022 issued by Rgene Corporation to the Company (29)
10.18	Securities Purchase Agreement(30)
10.19	Form of Note(30)
10.20	Form of Warrant(30)
10.21	Security Agreement(30)
10.22	Guarantor Security Agreement(30)
10.23	Guaranty(30)
10.24	Trademark Security Agreement with Rgene Corporation(30)
10.25	Trademark Security Agreement with BioFirst Corporation(30)
10.26	Patent Security Agreement(30)
10.27	Copyright Security Agreement(30)
10.28	Stock Pledge Agreement(30)
10.29	Form of 2nd Lind Note (32)
10.30	Form of 2nd Lind Warrant (32)
10.31	Securities Purchase Agreement dated November 17, 2023 (32)
10.32	First Amendment To Security Agreement (32)
10.33	First Amendment To Guarantor Security Agreement (32)
10.34	First Amendment to Guaranty (32)
10.35	Securities Purchase Agreement dated January 17, 2024 (33)
10.36	Form of 3rd Placement Agent Warrant (34)
10.37	Second Amendment To Security Agreement (33)
10.38	Second Amendment To Guarantor Security Agreement (33)
10.39	Second Amendment to Guaranty (33)
10.40	Form of 3rd Lind Note (33)
10.41	Form of 3rd Lind Warrant (33)
10.42	Amendment No. 1 to 2nd Lind Note (37)
10.43	Amendment No. 2 to 2nd Lind Note (38)
10.44	Amendment No. 1 to 3rd Lind Note (39)
14.1	Code of Ethics (23)
16.1	Letter from KCCW Accountancy Corp. to the U.S. Securities and Exchange Commission (24)
19.1	Insider Trading Policy (To be filed by Amendment)
21.1	List of subsidiaries+
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
97	Policy For Recovery of Erroneously Awarded Incentive Compensation (To be filed by Amendment)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith

++	Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2022.

(25)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 12, 2022.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2021.

(27)	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(28)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 23, 2023.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(34)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed June 6, 2022

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2024.

ABVC BioPharma, Inc.

By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Leeds Chow
Leeds Chow
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Uttam Patil	Chief Executive Officer (Principal Executive Officer)	March 13, 2024
Uttam Patil

/s/ Leeds Chow	Chief Financial Officer (Principal Financial Officer)	March 13, 2024
Leeds Chow

/s/ Eugene Jiang	Chairman of the Board of Directors	March 13, 2024
Eugene Jiang

/s/ Yen-Hsin Chou	Director	March 13, 2024
Yen-Hsin Chou

/s/ Hsin-Hui Miao	Director	March 13, 2024
Hsin-Hui Miao

/s/ Tsang-Ming Jiang	Director	March 13, 2024
Tsang-Ming Jiang

/s/ Shuling Jiang	Director	March 13, 2024
Shuling Jiang

/s/ Norimi Sakamoto	Director	March 13, 2024
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	March 13, 2024
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	March 13, 2024
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	March 13, 2024
Yoshinobu Odaira

/s/ Che-Wei Hsu	Director	March 13, 2024
Che-Wei Hsu

/s/ Yu-Min (Francis) Chung	Director	March 13, 2024
Yu-Min (Francis) Chung