Form 10-K/A
period 2023-12-31
ABVC BIOPHARMA, INC.
filed 2024-03-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

As of March 12, 2024, the registrant had 10,560,421 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
WWC, P.C.	San Mateo, California	1171

EXPLANATORY NOTE

ABVC BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amended 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2024 (the “Original 10-K”). The sole purpose of this Amended 10-K is to file Exhibit 19.1 and Exhibit 97. Accordingly, this Amended 10-K consists solely of the cover page, this explanatory note, the exhibit index and the exhibits filed herewith.

The Company has made no attempt in this Amended 10-K to modify or update the disclosures presented in the Original 10-K other than as noted in the previous paragraph. Except as noted above, this Amended 10-K does not reflect events occurring after the filing of the Original 10-K. Accordingly, this Amended 10-K should be read in conjunction with the Original 10-K, and the Company’s other filings with the SEC subsequent to the filing of the Original 10-K, including any amendments thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm (PCAOB ID 1171)	F-2
Balance Sheets as of December 31, 2023	F-3
Statements of Operations for the years ended December 31, 2023 and 2022	F-4
Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022	F-6
Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-5
Notes to the Financial Statements	F-7

Financial Statements are not included in this Exhibits Only 10-K/A

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (35)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
3.7	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.8	Certificate of Amendment to Articles of Incorporation filed on December 30, 2015 (5)
3.9	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.10	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
3.11	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (36)
4.1	Form of Warrant (7)
4.2	Description of Securities registered under Section 12 of the Exchange Act (27)
4.3	Form of Placement Agent Warrant for Lind Offering (30)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.4	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.5	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.6	Employment Agreement with Uttam Patil (31)
10.7	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.8	Form of Commercial Security Agreement (18)
10.9	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.10	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.11	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.12	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.13	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (28)
10.14	Joint Venture Agreement between the Company, Lucidaim Co., Ltd. And BioLite Japan K.K.(26)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and certain investors dated May 11, 2022 (25)
10.16	Clinical Development Service Agreement between the Company and Rgene dated June 10, 2022 (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential) (10)

10.17	Promissory Note dated June 16, 2022 issued by Rgene Corporation to the Company (29)
10.18	Securities Purchase Agreement(30)
10.19	Form of Note(30)
10.20	Form of Warrant(30)
10.21	Security Agreement(30)
10.22	Guarantor Security Agreement(30)
10.23	Guaranty(30)
10.24	Trademark Security Agreement with Rgene Corporation(30)
10.25	Trademark Security Agreement with BioFirst Corporation(30)
10.26	Patent Security Agreement(30)
10.27	Copyright Security Agreement(30)
10.28	Stock Pledge Agreement(30)
10.29	Form of 2nd Lind Note (32)
10.30	Form of 2nd Lind Warrant (32)
10.31	Securities Purchase Agreement dated November 17, 2023 (32)
10.32	First Amendment To Security Agreement (32)
10.33	First Amendment To Guarantor Security Agreement (32)
10.34	First Amendment to Guaranty (32)
10.35	Securities Purchase Agreement dated January 17, 2024 (33)
10.36	Form of 3rd Placement Agent Warrant (34)
10.37	Second Amendment To Security Agreement (33)
10.38	Second Amendment To Guarantor Security Agreement (33)
10.39	Second Amendment to Guaranty (33)
10.40	Form of 3rd Lind Note (33)
10.41	Form of 3rd Lind Warrant (33)
10.42	Amendment No. 1 to 2nd Lind Note (37)
10.43	Amendment No. 2 to 2nd Lind Note (38)
10.44	Amendment No. 1 to 3rd Lind Note (39)
14.1	Code of Ethics (23)
16.1	Letter from KCCW Accountancy Corp. to the U.S. Securities and Exchange Commission (24)
19.1	Insider Trading Policy +
21.1	List of subsidiaries (40)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
97	Policy For Recovery of Erroneously Awarded Incentive Compensation +
101.INS	Inline XBRL Instance Document (40).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.(40)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(40)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(40)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(40)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(40)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith

++	Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2022.

(25)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 12, 2022.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2021.

(27)	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(28)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 23, 2023.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(34)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed June 6, 2022

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 13, 2024.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2024.

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
Leeds Chow
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Uttam Patil	Chief Executive Officer (Principal Executive Officer)	March 14, 2024
Uttam Patil

/s/ Leeds Chow	Chief Financial Officer (Principal Financial Officer)	March 14, 2024
Leeds Chow

/s/ Eugene Jiang	Chairman of the Board of Directors	March 14, 2024
Eugene Jiang

/s/ Yen-Hsin Chou	Director	March 14, 2024
Yen-Hsin Chou

/s/ Hsin-Hui Miao	Director	March 14, 2024
Hsin-Hui Miao

/s/ Tsang-Ming Jiang	Director	March 14, 2024
Tsang-Ming Jiang

/s/ Shuling Jiang	Director	March 14, 2024
Shuling Jiang

/s/ Norimi Sakamoto	Director	March 14, 2024
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	March 14, 2024
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	March 14, 2024
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	March 14, 2024
Yoshinobu Odaira

/s/ Che-Wei Hsu	Director	March 14, 2024
Che-Wei Hsu

/s/ Yu-Min (Francis) Chung	Director	March 14, 2024
Yu-Min (Francis) Chung