Form 10-Q
period 2024-03-31
ABVC BIOPHARMA, INC.
filed 2024-05-17
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, there were 10,851,823 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,489	$60,155
Restricted cash	628,513	656,625
Accounts receivable, net	1,530	1,530
Accounts receivable – related parties, net	10,463	10,463
Due from related parties – current	887,937	747,573
Short-term investments	75,916	79,312
Prepaid expense and other current assets	159,602	101,051
Total Current Assets	1,794,450	1,656,709

Property and equipment, net	7,949,150	7,969,278
Operating lease right-of-use assets	708,023	809,283
Long-term investments	2,474,514	2,527,740
Deferred tax assets, net	-	-
Prepaid expenses – non-current	75,416	78,789
Security deposits	60,644	62,442
Prepayment for long-term investments	1,274,842	1,274,842
Due from related parties – non-current, net	123,363	113,516
Total Assets	$14,460,402	$14,492,599

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$860,750	$899,250
Accrued expenses and other current liabilities	4,050,845	3,696,380
Contract liabilities	79,500	79,500
Taxes payables	108,110	112,946
Operating lease liabilities – current portion	389,870	401,826
Due to related parties	301,972	173,132
Convertible notes payable – third parties, net	842,567	569,456
Total Current Liabilities	6,633,614	5,932,490

Tenant security deposit	21,680	21,680
Operating lease liability – non-current portion	318,153	407,457
Total Liabilities	6,973,447	6,361,627
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 10,698,315 and 7,940,298 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively(1)	10,698	7,940
Additional paid-in capital	86,029,237	82,636,966
Stock subscription receivable	(225,740)	(451,480)
Accumulated deficit	(69,353,071)	(65,420,095)
Accumulated other comprehensive income	233,323	516,387
Treasury stock	(8,902,371)	(8,901,668)
Total Stockholders’ equity	7,792,076	8,388,050
Noncontrolling interest	(305,121)	(257,078)
Total Equity	7,486,955	8,130,972

Total Liabilities and Equity	$14,460,402	$14,492,599

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months Ended March 31,
	2024	2023
Revenues	$1,205	$128,272

Cost of revenues	277	60,236

Gross (loss) profit	928	68,036

Operating expenses
Selling, general and administrative expenses	831,257	1,272,752
Research and development expenses	69,066	334,979
Stock-based compensation	2,544,995	366,489
Total operating expenses	3,445,318	1,974,220

Loss from operations	(3,444,390)	(1,906,184)

Other income (expense)
Interest income	4,049	52,711
Interest expense	(684,683)	(56,663)
Operating sublease income	-	22,100
Gain/(Loss) on foreign exchange changes	113,520	(12,261)
Other (expense) income	30,485	3,067
Total other income (expense)	(536,629)	8,954

Loss before income tax	(3,981,019)	(1,897,230)

Provision for (benefit from) income tax	-	-

Net loss	(3,981,019)	(1,897,230)

Net loss attributable to noncontrolling interests	(48,043)	(73,535)

Net loss attributed to ABVC and subsidiaries	(3,932,976)	(1,823,695)
Foreign currency translation adjustment	(283,064)	29,109
Comprehensive loss	$(4,216,040)	$(1,794,586)

Net loss per share:
Basic and diluted	$(0.40)	$(0.55)

Weighted average shares used in computing net loss per share of common stock(1):
Basic and diluted	9,736,150	3,307,577

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,981,019)	$(1,897,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,286	6,493
Stock-based compensation	2,544,995	366,489
Other non-cash expenses	672,016	(1,521)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	113,339
Decrease (increase) in prepaid expenses and security deposits	(53,380)	(203,621)
Decrease (increase) in due from related parties	(140,364)	(110,720)
Increase (decrease) in accrued expenses and other current liabilities	354,465	(146,316)
Increase (decrease) in due to related parties	128,840	375,454
Net cash used in operating activities	(473,161)	(1,497,633)

Cash flows from financing activities
Proceeds from issuance of warrant	394,071	-
Proceeds from convertible notes payable – third parties	282,095	3,206,587
Repayment of short-term bank loans	-	(1,000,000)
Net cash provided by financing activities	676,166	2,206,587

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(260,783)	(308,804)

Net decrease in cash and cash equivalents and restricted cash	(57,778)	400,150

Cash and cash equivalents and restricted cash
Beginning	716,780	1,391,728
Ending	$659,002	$1,791,878
Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$5,701	$56,663
Non-cash financing and investing activities
Issuance of common stock for conversion of debt	$(681,000)	$-
Supplemental disclosure of cash flows

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares(1)	Amounts(1)	Subscription Receivable	Paid-in Capital(1)	Accumulated Deficit	Comprehensive Income	Number of Shares(1)	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2022	3,286,190	$3,286	$(1,354,440)	$67,937,050	$(54,904,439)	$517,128	(27,535)	$(9,100,000)	$137,554	$3,236,139
Issuance of common stock for consulting service	22,341	22	-	140,727	-	-	-	-	-	140,749
Stock-based compensation	-	-	225,740	-	-	-	-	-	-	225,740
Net loss for the period	-	-	-	-	(1,823,695)	-	-	-	(73,535)	(1,897,230)
Cumulative transaction adjustments	-	-	-	-	-	29,109	-	-	-	29,109
Balance at March 31, 2023	3,308,531	$3,308	$(1,128,700)	$68,077,777	$(56,728,134)	$546,237	(27,535)	$(9,100,000)	$64,019	$1,734,507

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares(1)	Amounts(1)	Subscription Receivable	Paid-in Capital(1)	Accumulated Deficit	Comprehensive Income	Number of Shares(1)	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2023	7,940,298	$7,940	$(451,480)	$82,636,966	$(65,420,095)	$516,387	(26,553)	$(8,901,668)	$(257,078)	$8,130,972
Issuance of subsidiaries’ common shares for consulting services	-	-	-	383,500	-	-	-	-	-	383,500
Issuance of common shares upon exercise of convertible notes	751,795	752	-	680,248	-	-	-	-	-	681,000
Issuance of pre-funded warrant	-	-	-	394,071	-	-	-	-	-	394,071
Stock based compensation	1,302,726	1,303	225,740	1,934,452	-	-	-	-	-	2,161,495
Net loss for the period	-	-	-	-	(3,932,976)	-	-	-	(48,043)	(3,981,019)
Repurchase of common stock	703,496	703	-	-	-	-	-	(703)	-	-
Cumulative transaction adjustments	-	-	-	-	-	(283,064)	-	-	-	(283,064)
Balance at March 31, 2024	10,698,315	$10,698	$(225,740)	$86,029,237	$(69,353,071)	$233,323	(26,553)	$(8,902,371)	$(305,121)	$7,486,955

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ABVC BioPharma, Inc. (the “Company”), formerly known as American BriVision (Holding) Corporation, a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology to fulfill unmet medical needs and focuses on the development of new drugs and medical devices derived from plants.  BriVision develops its pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company to identify drugs that BriVision believes demonstrate efficacy and safety. Once a drug appears to be a good candidate for development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia and Taiwan to conduct a Phase II clinical trial. At present, clinical trials for the Company’s drugs and medical devices are being conducted at such world-famous institutions as including Stanford University, University of California San Fransisco (UCSF) and Cedar Sinai Medical Centre (CSMC). BriVision had no predecessor operations prior to its formation on July 21, 2015.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited interim consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the three months ended March 31, 2024, the Company reported net loss of $3,981,019. As of March 31, 2024, the Company’s working capital deficit was $4,839,164. In addition, the Company had net cash outflows of $473,161 from operating activities for the three months ended March 31, 2024. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. Management is committed to enhancing operations to generate positive cash flows and plans to secure additional capital through private or public offerings.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2024, and results of operations and cash flows for the three months ended March 31, 2024 and 2023. The unaudited interim consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and related notes included in the Company’s audited consolidated financial statements.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s unaudited financial statements are expressed in U.S. dollars.

Reclassifications of Prior Year Presentation

Certain prior year unaudited consolidated interim balance sheet and unaudited consolidated cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents amounted $30,489 and $60,155, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of certificate of deposits as a collateral of short-term loan held in CTBC Bank. As of March 31, 2024 and December 31, 2023, the Company’s restricted cash amounted $628,513 and $656,625, respectively.

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

Concentration of clients

As of March 31, 2024, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.24% of the Company’s total account receivable.

As of December 31, 2023, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.24% of the Company’s total account receivable.

For the three months ended March 31, 2024, one major client, manufactures a wide range of pharmaceutical products, accounted for 100% of the Company’s total revenues. For the three months ended March 31, 2023, one major client, manufacturing drugs, dietary supplements, and medical products, accounted for 84.78% of the Company’s total revenues.

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

Allowance for expected credit losses accounts was $616,448 and $616,505 as of March 31, 2024 and December 31, 2023, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2024 and December 31, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Warrants

The Company accounts for the convertible notes issued at a discount, by comparing the principal amount and book value, with the calculation of discounted method. The Company assess the discount per month. The amortization period of the promissory note is 18 months.

Convertible Notes

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,379 and $2,804 for the three months ended March 31, 2024 and 2023, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,935,755 and $0 for the three months ended March 31, 2024 and 2023, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $609,240 and $366,489 for the three months ended March 31, 2024 and 2023, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2024 and 2023. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2024 and December 31, 2023, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.64 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2024 and December 31, 2023, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

The above-mentioned equity is before the reverse stock split in 2023.

5. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Land	$347,856	$363,416
Construction-in-Progress	7,400,000	7,400,000
Buildings and leasehold improvements	2,222,222	2,227,431
Machinery and equipment	1,133,899	1,138,675
Office equipment	167,575	174,797
	11,271,552	11,304,319
Less: accumulated depreciation	(3,322,402)	(3,335,041)
Property and equipment, net	$7,949,150	$7,969,278

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

The Construction-in-progress is planned to finish before the end of 2024.

Depreciation expenses were $1,286 and $6,493 for three months ended March 31, 2024 and 2023, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	March 31,	December 31,	Accounting
Name of related party	2024	2023	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
Rgene Corporation	26.65%	26.65%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioFirst Corporation	Loaned from investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,904	$7,213
Genepharm Biotech Corporation	21,078	22,021
BioHopeKing Corporation	782,995	818,018
Sub total	810,977	847,252
Equity Method Investments, net
BioFirst Corporation	1,663,537	1,680,488
Rgene Corporation	-	-
Total	$2,474,514	$2,527,740

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2024 and December 31, 2023, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of March 31, 2024, the amount of prepayment for long-term investments in BioFirst is $1,124,842.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Current Assets	$1,439,444	$1,451,877
Non-current Assets	651,560	686,206
Current Liabilities	2,663,111	2,286,058
Non-current Liabilities	101,908	347,193
Stockholders’ Equity (Deficit)	(674,015)	(495,168)

Statement of Operations

	Three months Ended March 31,
	2024	2023
	(Unaudited)
Net sales	$363	$-
Gross profit	220	-
Net loss	(203,077)	(406,233)
Share of losses from investments accounted for using the equity method	-	-

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and Chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to account for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2024 and December 31, 2023, the Company owns 26.65% and 26.65% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Current Assets	$49,496	$50,538
Non-current Assets	238,193	250,716
Current Liabilities	2,535,581	2,591,960
Non-current Liabilities	1,194	811
Shareholders’ Deficit	(2,249,086)	(2,291,517)

Statement of Operations

	Three months Ended March 31,
	2024	2023
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(56,567)	(81,842)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the three months ended March 31, 2024 and 2023, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Three months Ended March 31,
	2024	2023
	(Unaudited)
Share of equity method investee losses	$-	$-

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

On January 17, 2024, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. Lind will also receive a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $394,071, which was recorded to debt discount.

As of March 31, 2024 and December 31, 2023, the aggregate carrying values of the convertible debentures were $842,567 and $569,456, respectively.

Total interest expenses in connection with the above convertible note payable were $672,016 and $31,587 for the three months ended March 31, 2024 and 2023, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	March 31,	December 31,
	2024	2023
Accrued research and development expense	$1,799,583	$1,799,583
Accrued compensation and employee benefits	1,061,083	1,184,505
Accrued royalties	262,296	274,028
Others	927,883	438,264
Total	$4,050,845	$3,696,380

9. BANK LOANS

(1)	Short-term bank loan consists of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Cathay United Bank	$234,750	$245,250
CTBC Bank	626,000	654,000
Total	$860,750	$899,250

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NT$7,500,000, equivalent to $234,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year. On September 6, 2022, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $234,750 for one year, which is due on September 6, 2023. On September 6, 2023, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $234,750 for one year, which is due on September 6, 2024. As of March 31, 2024 and December 31, 2023, the effective interest rates per annum was 2.92% and 2.87%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,736 and $1,649 for the three months ended March 31, 2024 and 2023, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NT$10,000,000, equivalent to $313,000, and NT$10,000,000, equivalent to $313,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every year. The loan balances bear interest at a fixed rate of 2.5% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,964 and $3,831 for the three months ended March 31, 2024 and 2023, respectively.

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

In addition, on January 8, 2019, each of the Company and BioKey, a wholly-owned subsidiary of the Company, signed a commercial security agreement (the “Security Agreement”) to secure the loans under the Loan Agreement and the Note. Pursuant to the Security Agreements, each of the Company and BioKey (each, a “Grantor”, and collectively, the “Grantors”) granted security interest in the collaterals as defined therein, comprised of almost all of the assets of each Grantor, to secure such loans for the benefit of the Bank. On June 30, 2020, the Company extended the Loan Agreement with the same term for seven months, which is due on October 31, 2020. On April 8, 2020 and October 3, 2020, the Company repaid an aggregated principal amount of $350,000. On December 3, 2020, the Company renewed the Loan Agreement with the principal amount of $650,000 for ten months, which is due on October 31, 2021. On October 31, 2021, the Company renewed the Loan Agreement with the principal amount of $650,000 for twelve months, which is due on October 30, 2022. On September 24, 2021, the Cathay Bank has increased the line of credit to $1,000,000 from $650,000. The Loan Agreement was further extended and due on December 31, 2022. The outstanding loan balance was $1,000,000 as of December 31, 2022. On February 23, 2023, the bank loan from Cathay Bank was fully repaid. As of March 31, 2024 and December 31, 2023, the effective interest rates per annum was 0% and 0%, respectively and the outstanding loan balance were $0 and $0.

Interest expenses were $1,736 and $10,209 for the three months ended March 31, 2024 and 2023, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
Zhewei Xu	Shareholder of the Company
BioHopeKing Corporation	Entity controlled by controlling beneficiary shareholder of ABVC
Jaimes Vargas Russman	CEO of AiBtl BioPharma Inc
Amkey Ventures, LLC (“Amkey”)	An entity controlled by Dr. George Lee, who serves as one of the board directors of BioKey, Inc
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation	Entity controlled by controlling beneficiary shareholder of ABVC
ABVC BioPharma (HK), Limited	An entity 100% owned by Mr. Tsung-Shann Jiang

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Rgene	$10,463	$10,463
Total	$10,463	$10,463

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related–party - Current

	March 31,	December 31,
	2024	2023
	(Unaudited)
Rgene	$541,372	$541,486
BioFirst	346,565	206,087
Total	$887,937	$747,573

Due from related parties – Non-Current

	March 31,	December 31,
	2024	2023
BioFirst (Australia)	$839,983	$839,983
BioHopeKing Corporation	123,363	113,516
Total	963,346	953,499
Less: allowance for expected credit losses accounts	(839,983)	(839,983)
Net	$123,363	$113,516

(1)	On June 16, 2022, the Company entered into a one-year convertible loan with Rgene, with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided.

As of March 31, 2024 and December 31, 2023, the outstanding loan balance were both $500,000; and accrued interest was $38,819 and $38,819, respectively.

As of March 31, 2024 and December 31, 2023, the Company has other receivables amounted $2,553 and $2,667 from Rgene due to daily operations, respectively.

(2)	The balances mainly represent advances to BioFirst (Australia) for research and development purposes. The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of March 31, 2024 and December 31, 2023, due from BHK was $123,363 and $113,516, respectively.

(4)	On December 31, 2023, the Company entered into a loan agreement with BioFirst, with a principal amount of $346,565 to BioFirst which bears interest at 12% per annum for the use of working capital. As of March 31, 2024 and December 31, 2023, the outstanding loan balance was $346,565 and $206,087, respectively; accrued interest was $0 and $0, respectively.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2024	2023
	(Unaudited)
The Jiangs	$152,501	$19,789
Due to shareholders	145,858	152,382
Due to a Director	3,613	961
Total	$301,972	$173,132

(1)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of March 31, 2024, and December 31, 2023, the outstanding balance due to the Jiangs amounted to $152,501 and $19,789, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(2)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. As of March 31, 2024 and December 31, 2023, the outstanding principal and accrued interest was $145,858 and $152,382, respectively. Interest expenses in connection with these loans were $5,938 and $4,896 for the three months ended March 31, 2024 and 2023, respectively.

(3)	The Director of AiBtl has been paying on behalf of the company for setup fees. As of March 31, 2024, and December 31, 2023, the outstanding balance due to the Director amounted to $3,613 and $961, respectively.

11. INCOME TAXES

Deferred tax assets (liability) as of March 31, 2024 and December 31, 2023 consist approximately of:

	March 31, 2024	December 31, 2023
	(Unaudited)
Loss on impairment of Assets	644,978	713,223
Net operating loss carryforwards	5,607,804	5,568,391
Operating lease liabilities	213,482	213,482
Operating lease assets	(213,482)	(213,482)
Deferred tax assets, Gross	6,252,782	6,281,614
Valuation allowance	(6,252,782)	(6,281,614)
Deferred tax assets, net	$-	$-

12. EQUITY

On January 3, 2023, the Company issued 223,411 shares of common stock to a consultant for providing consulting services on listing to NASDAQ in 2021.

On February 23, 2023, the Company entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167, for a purchase price of $3,175,000, that is convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustment. The Company also issued Lind a common stock purchase warrant to purchase up to 5,291,667 shares of the Company’s common stock at an initial exercise price of $1.05 per share, subject to adjustment. During the period ended March 31, 2024, the Company has been repaying Lind with securities for 751,795 shares, totaling $681,000. During July 2023, the warrant exercise price was reset to $3.5 in accordance to the issuance of common stock in relation to securities purchase agreement on July 2023. As of March 31, 2024, the warrant has not yet been exercised.

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

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $3 per share, exercisable for 10 years from the grant date. As of March 31, 2024, these stock options have not been granted.

Options issued and outstanding as of December 31, 2023, and their activities during the year then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	2,587,104	$2.79	8.74	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	2,587,104	2.79	7.74	$-
Exercisable as of December 31, 2023	2,587,104	2.79	7.74	$-
Vested and expected to vest	2,587,104	$2.79	7.74	$-

The fair value of stock options granted for the year ended December 31, 2023 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended December 31, 2023

Risk free interest rate	2.79%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	83.86%

The weighted average grant date fair value of options granted during the years ended December 31, 2023 was $2.79. There are 3,860,211 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2023. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized stock-based compensation expense of $0 and $0 for the three months ended March 31, 2024 and 2023, respectively. There were no options exercised during the three months ended March 31, 2024. As of March 31, 2024, there were no unvested options.

The above-mentioned equity is before the reverse stock split in 2023.

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common stock and dilutive potential common stock outstanding during the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(3,932,976)	$(1,823,695)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	9,736,150	3,307,577
Stock options	–	–
Weighted-average shares outstanding - Diluted	9,736,150	3,307,577

Loss per share
-Basic	$(0.40)	$(0.55)
-Diluted	$(0.40)	$(0.55)

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

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Operating lease right-of-use assets	$708,023	$809,283
LIABILITIES
Operating lease liabilities (current)	389,870	401,826
Operating lease liabilities (non-current)	318,153	407,457

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Operating lease expenses	$98,502	$94,299

Other information related to leases is presented below:

	Three months Ended March 31,
	2024	2023
	(Unaudited)
Cash paid for amounts included in the measurement of operating lease liabilities	$98,502	$94,299

	March 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term:
Operating leases	1.42 years	1.73 years

Weighted Average Discount Rate:
Operating leases	1.46%	1.5%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2024 (excluding three months ended March 31, 2024)	$303,008
2025	350,809
2026	56,916
Thereafter	-
Total future minimum lease payments, undiscounted	710,733
Less: Imputed interest	(2,711)
Present value of future minimum lease payments	$708,022

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after March 31, 2024 up through the date the Company issued these unaudited consolidated financial statements on May 17, 2024. All subsequent events requiring recognition as of March 31, 2024 have been incorporated into these unaudited consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Institutions that have or are now conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II completed. NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D - Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 1 completed. Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine. Phase II, Part 2 clinical study sites include UCSF and 5 locations in Taiwan. The Principal Investigators are Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D.; Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital; Cheng-Ta Li, M.D., Taipei Veterans General Hospital. Phase II, Part 2 began in the 1st quarter of 2022 at the 5 Taiwan sites. The UCSF site joined the study in the 2nd quarter of 2023. The subjects enrolled in the study has reached the number for interim analysis in 2023 December, and the interim analysis of the study is in progress.

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. - Cedars Sinai Medical Center (CSMC). The Phase I clinical study will be initiated in the 2nd quarter of 2024.

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand Sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina. The Phase II study started in the 2nd quarter of 2023, and the company is working on improvements to the Vitargus Product through the new batch of investigational product.

The following trials are expected to begin in the third quarter of 2024:

●	Drug: ABV-1519, Non-Small Cell Lung Cancer treatment, Phase I/II Study in Taiwan, Principal Investigator: Dr. Yung-Hung Luo, M.D., Taipei Veterans General Hospital (TVGH)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, Principal Investigator: Andrew E. Hendifar, MD - Cedars Sinai Medical Center (CSMC)

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

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AIBL for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The Licensed Products for MDD and ADHD, owned by ABVC and BioLite, were valued at $667M by a third-party evaluation. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite received 23 million shares of AIBL stock at $10 per share, and if certain milestones are met, shall receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million, which is not guaranteed. Upon the issuance of the shares, AIBL became a subsidiary of ABVC.

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, is married to TS Jiang, the Company’s Chief Strategic Officer and owns approximately 15.4% of the Company’s issued and outstanding shares of common stock. In consideration for the Land, the Company shall pay Shuling (i) 703,495 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling will also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. Based on the above, the parties value the exchange at approximately $2,962,232.

On March 25, 2024, the Company, and one of its co-development partners, BioFirst Corporation, a company registered in Taiwan (“BioFirst”), each entered into a twenty-year, global definitive licensing agreement (the “Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Licensed Products”), within North America for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering into the Oncox Agreement and $625,000 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in North America, of which there can be no guarantee. Oncox entered into the same agreement with ABVC’s affiliate, Rgene Corporation.

On May 8, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic Cancer (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Marketsfor 20 years (the “May 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) within 30 days of entering into the May 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the May 2024 Oncox Agreement, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into the same agreement with ABVC’s affiliate, Rgene Corporation.

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

Series A Convertible Preferred Stock

As of March 31, 2024, no Series A Convertible Preferred Stock has been issued by the Company.

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

[1]	Price was determined through private negotiations between the parties; no third party valuation was completed.

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

Financing in 2023

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

Revenues Derived from Research and Development Activities Services - Revenues related to research and development and regulatory activities are recognized when the related services or activities are performed, in accordance with the contract terms. The Company typically has only one performance obligation at the inception of a contract, which is to perform research and development services. The Company may also provide its customers with an option to request that the Company provides additional goods or services in the future, such as active pharmaceutical ingredient, API, or IND/NDA/ANDA/510K submissions. The Company evaluates whether these options are material rights at the inception of the contract. If the Company determines an option is a material right, the Company will consider the option a separate performance obligation.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of March 31, 2024, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

Summary of Critical Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Reclassifications of Prior Year Presentation

Certain prior year unaudited consolidated interim balance sheet and unaudited consolidated cash flow statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents amounted to $30,489 and $60,155, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of certificate of deposits as a collateral of short-term loan held in CTBC Bank. As of March 31, 2024 and December 31, 2023, the Company’s restricted cash amounted to $628,513 and $656,625, respectively.

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

Concentration of clients

As of March 31, 2024, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.24% of the Company’s total account receivable.

As of December 31, 2023, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.24% of the Company’s total account receivable.

For the three months ended March 31, 2024, one major client, manufactures a wide range of pharmaceutical products, accounted for 100% of the Company’s total revenues. For the three months ended March 31, 2023, one major client, manufacturing drugs, dietary supplements, and medical products, accounted for 84.78% of the Company’s total revenues.

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

Allowance for expected credit losses accounts was $616,448 and $616,505 as of March 31, 2024 and December 31, 2023, respectively.

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

Collaborative Revenues - The Company recognizes collaborative revenues generated through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company related to one or more of the following: non-refundable upfront license fees, development and commercial milestones, partial or complete reimbursement of research and development costs, and royalties on net sales of licensed products. Each type of payments results in collaborative revenues except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. To date, the Company has not received any royalty revenues. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the collaboration partners.

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

Revenues Derived from Research and Development Activities Services - Revenues related to research and development and regulatory activities are recognized when the related services or activities are performed, in accordance with the contract terms. The Company typically has only one performance obligation at the inception of a contract, which is to perform research and development services. The Company may also provide its customers with an option to request that the Company provides additional goods or services in the future, such as active pharmaceutical ingredient, API, or IND/NDA/ANDA/510K submissions. The Company evaluates whether these options are material rights at the inception of the contract. If the Company determines an option is a material right, the Company will consider the option a separate performance obligation.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairments of equity investments were both $0 for the three months ended March 31, 2024 and 2023.

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

The Company completed the required testing of goodwill for impairment as of March 31, 2024 and December 31, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,379 and $2,804 for the three months ended March 31, 2024 and 2023, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,935,755 and $0 for the three months ended March 31, 2024 and 2023, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $366,489 for the three months ended March 31, 2024 and 2023, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months  ended March 31, 2024 and 2023. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its unaudited consolidated financial statements.

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

Results of Operations - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenues	$1,205	$128,272

Cost of revenues	277	60,236

Gross (loss) profit	928	68,036

Operating expenses
Selling, general and administrative expenses	831,257	1,272,752
Research and development expenses	69,066	334,979
Stock-based compensation	2,544,995	366,489
Total operating expenses	3,445,318	1,974,220

Loss from operations	(3,444,390)	(1,906,184)

Other income (expense)
Interest income	4,049	52,711
Interest expense	(684,683)	(56,663)
Operating sublease income	-	22,100
Gain/Loss on foreign exchange changes	113,520	(12,261)
Other (expense) income	30,485	3,067
Total other (expense) income	(536,629)	8,954

Loss before income tax	(3,981,019)	(1,897,230)

Provision for (benefit from) income tax	-	-

Net loss	(3,981,019)	(1,897,230)

Net loss attributable to noncontrolling interests	(48,043)	(73,535)

Net loss attributed to ABVC and subsidiaries	(3,932,976)	(1,823,695)
Foreign currency translation adjustment	(283,064)	29,109
Comprehensive Loss	$(4,216,040)	$(1,794,586)

Net loss per share:
Basic and diluted	$(0.40)	$(0.55)

Weighted average number of common stock outstanding:
Basic and diluted	9,736,150	3,307,577

Revenues. We generated $1,205 and $128,272 in revenues for the three months ended March 31, 2024 and 2023, respectively. The decrease in revenues was due to completion of ongoing projects and awaiting for new approval.

Operating Expenses. Our operating expenses have increased by $1,471,098 or 75%, to $3,445,318 for the three months ended March 31, 2024 from $1,974,220 for the three months ended March 31, 2023. Such increase in operating expenses was mainly attributable to the increase in stock-based compensation, while being offset by the decrease in selling, general and administrative expenses and research and development expenses, since research and development projects have been dormant as the Company waits for results for further development.

Other Income (Expense). Our other expense was $536,629 for the three months ended March 31, 2024, compared to other income of $8,954 for the three months ended March 31, 2023. The change was principally caused by the increase in other income, and the gain on foreign exchange changes, while being offset by the decrease in interest income, interest expense for the three months ended March 31, 2024.

Interest income (expense), net, was $(680,634) for the three months ended March 31, 2024, compared to $(3,952) for the three months ended March 31, 2023. The increase of $(676,682), or approximately 17,123%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $(3,981,019) for the three months ended March 31, 2024 compared to $(1,897,230) for the three months ended March 31, 2023, representing an increase of $2,083,789, or 110%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 13, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2024.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (44)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
3.7	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (45)
3.8	Amendment to Bylaws (46)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Reserved
10.8	Reserved
10.9	Reserved
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc (47)

10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc (47)
10.42	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (51)
10.43	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (51)
10.44	Form of 2nd Lind Note (38)
10.45	Form of 2nd Lind Warrant (38)
10.46	Securities Purchase Agreement dated November 17, 2023 (38)
10.47	First Amendment To Security Agreement (38)
10.48	First Amendment To Guarantor Security Agreement (38)
10.49	First Amendment to Guaranty (38)
10.50	Securities Purchase Agreement dated January 17, 2024 (39)
10.51	Form of 3rd Placement Agent Warrant (40)
10.52	Second Amendment To Security Agreement (39)
10.53	Second Amendment To Guarantor Security Agreement (39)
10.54	Second Amendment to Guaranty (39)
10.55	Form of 3rd Lind Note (39)
10.56	Form of 3rd Lind Warrant (39)
10.57	Amendment No. 1 to 2nd Lind Note (41)
10.58	Amendment No. 2 to 2nd Lind Note (42)
10.59	Amendment No. 1 to 3rd Lind Note (43)
10.60	Definitive License Agreement between the Company and OncoX BioPharma, Inc. (48)
10.61	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. (48)
10.62	Definitive License Agreement between the Company and ForSeeCon Eye Corporation (49)
10.63	Definitive License Agreement between BIOFIRST CORPORATION and ForSeeCon Eye Corporation (49)
10.64	Form of Amendment (50)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(40)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on January 17, 2024.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed on June 6, 2022

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2024

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2023

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2024

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 26, 2024

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024

(51)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: May 17, 2024	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: May 17, 2024	By:	/s/ Leeds Chow
Leeds Chow
Chief Financial Officer (Principal Financial Officer)