Form 10-Q
period 2024-06-30
ABVC BIOPHARMA, INC.
filed 2024-08-14
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 12,421,815 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$124,296	$60,155
Restricted cash	618,473	656,625
Accounts receivable, net	1,530	1,530
Accounts receivable - related parties, net	10,463	10,463
Due from related parties - current	1,258,312	747,573
Short-term investments	75,683	79,312
Prepaid expense and other current assets	100,810	101,051
Total Current Assets	2,189,567	1,656,709

Property and equipment, net	7,929,121	7,969,278
Operating lease right-of-use assets	607,001	809,283
Long-term investments	2,377,549	2,527,740
Deferred tax assets, net	-	-
Prepaid expenses - non-current	74,210	78,789
Security deposits	60,017	62,442
Prepayment for long-term investments	1,274,842	1,274,842
Due from related parties - non-current, net	121,392	113,516
Total Assets	$14,633,699	$14,492,599

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$847,000	$899,250
Accrued expenses and other current liabilities	3,961,050	3,696,380
Contract liabilities	79,500	79,500
Taxes payables	-	112,946
Operating lease liabilities - current portion	378,199	401,826
Due to related parties	326,298	173,132
Convertible notes payable - third parties, net	956,880	569,456
Total Current Liabilities	6,548,927	5,932,490

Tenant security deposit	27,680	21,680
Operating lease liability - non-current portion	228,802	407,457
Total Liabilities	6,805,409	6,361,627
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 12,051,823 and 7,940,298 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively(1)	12,052	7,940
Additional paid-in capital	87,082,558	82,636,966
Stock subscription receivable	-	(451,480)
Stock to be issued	31,040	-
Accumulated deficit	(70,365,716)	(65,420,095)
Accumulated other comprehensive income	435,892	516,387
Treasury stock	(8,902,371)	(8,901,668)
Total Stockholders’ equity	8,293,455	8,388,050
Noncontrolling interest	(465,165)	(257,078)
Total Equity	7,828,290	8,130,972

Total Liabilities and Equity	$14,633,699	$14,492,599

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months Ended June 30,		Six months Ended June 30,
	2024	2023	2024	2023
Revenues	$117,142	$6,109	$118,347	$134,381

Cost of revenues	190	72,981	467	133,217

Gross (loss) profit	116,952	(66,872)	117,880	1,164

Operating expenses
Selling, general and administrative expenses	640,451	1,386,788	1,471,708	2,659,540
Research and development expenses	40,401	514,442	109,467	849,421
Stock-based compensation	412,741	225,740	2,957,736	592,229
Total operating expenses	1,093,593	2,126,970	4,538,911	4,101,190

Loss from operations	(976,641)	(2,193,842)	(4,421,031)	(4,100,026)

Other income (expense)
Interest income	27,141	55,041	31,190	107,752
Interest expense	(260,032)	(114,752)	(944,715)	(171,415)
Operating sublease income	478	34,800	478	56,900
(Loss) on foreign exchange changes	(117,665)	(18,305)	(4,145)	(30,566)
(Loss) on equity method investment	(79,057)	-	(79,057)	-
Other (expense) income	22,193	3,528	52,678	6,595
Total other income (expense)	(406,942)	(39,688)	(943,571)	(30,734)

Loss before income tax	(1,383,583)	(2,233,530)	(5,364,602)	(4,130,760)

Provision for (benefit from) income tax	(110,894)	81,695	(110,894)	81,695

Net loss	(1,272,689)	(2,315,225)	(5,253,708)	(4,212,455)

Net loss attributable to noncontrolling interests	(260,044)	(51,714)	(308,087)	(125,249)

Net loss attributed to ABVC and subsidiaries	(1,012,645)	(2,263,511)	(4,945,621)	(4,087,206)
Foreign currency translation adjustment	202,569	(12,032)	(80,495)	17,077
Comprehensive loss	$(810,076)	$(2,275,543)	$(5,026,116)	$(4,070,129)

Net loss per share:
Basic and diluted	(0.09)	(0.68)	$(0.47)	$(1.24)

Weighted average shares used in computing net loss per share of common stock(1):
Basic and diluted	11,321,277	3,308,740	10,529,651	3,307,826

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(5,253,708)	$(4,212,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,591	13,490
Stock-based compensation	2,957,736	592,229
Provision for doubtful accounts	-	38,500
Loss on equity method investment	79,057	-
Other non-cash expenses	915,546	122,784
Deferred tax expense	-	81,695
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	181,565
Decrease (increase) in prepaid expenses and security deposits	7,245	720
Decrease (increase) in due from related parties	(518,615)	(156,823)
Decrease (increase) in tenant security deposit	6,000	(2,300)
Increase (decrease) in accrued expenses and other current liabilities	264,670	531,778
Increase (decrease) in contract liabilities	-	68,516
Increase (decrease) in taxes payables	(112,946)	-
Increase (decrease) in due to related parties	153,166	342,841
Net cash used in operating activities	(1,487,258)	(2,397,460)

Cash flows from investing activities
Increase in prepayment for long-term investments	-	(440,575)
Net cash provided by financing activities	-	(440,575)

Cash flows from financing activities
Proceeds from issuance of warrant	394,071	-
Proceeds from exercise of warrant	737,500	-
Repayment of short-term bank loans	-	(1,000,000)
Proceeds from convertible notes payable - third parties	282,095	3,175,000
Proceeds from common stock subscription	131,040	-
Net cash provided by financing activities	1,544,706	2,175,000

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(31,459)	13,496

Net increase (decrease) in cash and cash equivalents and restricted cash	25,989	(649,539)

Cash and cash equivalents and restricted cash
Beginning	716,780	1,391,728
Ending	$742,769	$742,189
Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$13,559	$21,532
Income tax paid	$25,946	$-
Non-cash financing and investing activities
Issuance of common stock for conversion of debt	$811,174	$-
Supplemental disclosure of cash flows

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Stock	Additional		Accumulated Other	Treasury Stock		Non	Total
	Number of shares(1)	Amounts(1)	Subscription Receivable	Paid-in Capital(1)	Accumulated Deficit	Comprehensive Income	Number of Shares(1)	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2022	3,285,733	$3,286	$(1,354,440)	$67,937,050	$(54,904,439)	$517,128	(27,535)	$(9,100,000)	$137,554	$3,236,139
Issuance of common stock for consulting service	22,341	22	-	140,727	-	-	-	-	-	140,749
Stock-based compensation	-	-	451,480	-	-	-	-	-	-	451,480
Net loss for the period	-	-	-	-	(4,087,206)	-	-	-	(125,249)	(4,212,455)
Cumulative transaction adjustments	-	-	-	-	-	17,077	-	-	-	17,077
Balance at June 30, 2023	3,308,074	$3,308	$(902,960)	$68,077,777	$(58,991,645)	$534,205	(27,535)	$(9,100,000)	$12,305	$(367,010)

	Common Stock			Stock	Additional				Non	Stockholders’
	Number of shares	Amounts	Stock to be issued	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	controlling Interest	Equity (Deficit)
Balance at December 31, 2023	7,940,298	$7,940	$-	$(451,480)	$82,636,966	$(65,420,095)	$516,387	$(8,901,668)	$(257,078)	$8,130,972
Issuance of common shares upon exercise of convertible notes	905,303	905	-	-	810,269	-	-	-	-	811,174
Issuance of subsidiaries’ common shares for consulting service	-	-	-	-	383,500	-	-	-	-	383,500
Issuance of pre-funded warrant	-	-	-	-	394,071	-	-	-	-	394,071
Repurchase of common stock	703,496	703	-	-	-	-	-	(703)	-	-
Stock based compensation	1,502,726	1,504	-	451,480	2,121,252	-	-	-	-	2,574,236
Exercise of common stock warrants	1,000,000	1,000	-	-	736,500	-	-	-	-	737,500
Stock to be issued	-	-	31,040	-	-	-	-	-	100,000	131,040
Net loss for the period	-	-	-	-	-	(4,945,621)	-	-	(308,087)	(5,253,708)
Cumulative transaction adjustments	-	-	-	-	-	-	(80,495)	-	-	(80,495)
Balance at June 30, 2024	12,051,823	$12,052	$31,040	$-	$87,082,558	$(70,365,716)	$435,892	$(8,902,371)	$(465,165)	$7,828,290

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

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

The Company has three wholly-owned subsidiaries, BriVision, BioLite Holding Inc. (“BioLite Holding”), and BioKey Inc. (“BioKey”), and a partially-owned subsidiary, AiBtl BioPharma Inc. (“AIBL”).

BioLite Holding was incorporated in the State of Nevada with wholly owned subsidiary BioLite BVI, Inc. (“BioLite BVI”) that was incorporated in the British Virgin Islands. BioLite BVI holds 73% ownership of BioLite Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 2006. BioLite Taiwan has been in the business of developing new drugs for over twelve years.

Incorporated in California on November 20, 2000, BioKey has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

On November 12, 2023, the Company and BioLite Taiwan each entered into a multi-year, global licensing agreement with AIBL for the Company and BioLite Taiwan’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (collectively, the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite Taiwan received 23 million shares of AIBL stock and as a result, the Company has a controlling interest over AIBL. If certain milestones are met, the Company and BioLite Taiwan are each eligible to receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited interim consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the six months ended June 30, 2024, the Company reported net loss of $5,253,708. As of June 30, 2024, the Company’s working capital deficit was $4,359,360. In addition, the Company had net cash outflows of $1,487,258 from operating activities for the six months ended June 30, 2024. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private of public offerings. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. Management is committed to enhancing operations to generate positive cash flows and plans to secure additional capital through private or public offerings.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of June 30, 2024, and results of operations and cash flows for the six months ended June 30, 2024 and 2023. The unaudited interim consolidated balance sheet as of June 30, 2024 has been derived from the audited financial statements at December 31, 2023 but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and related notes included in the Company’s audited consolidated financial statements.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, prepaid expenses and other current assets, accounts payable, accrued liabilities, and due to related parties approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loan, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term bank loan approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents amounted $124,296 and $60,155, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of certificate of deposits as a collateral of short-term loan held in CTBC Bank. As of June 30, 2024 and December 31, 2023, the Company’s restricted cash amounted $618,473 and $656,625, respectively.

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

Concentration of clients

As of June 30, 2024, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.2% of the Company’s total account receivable.

As of December 31, 2023, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.2% of the Company’s total account receivable.

For the six months ended June 30, 2024, one major client, manufactures a wide range of pharmaceutical products, accounted for 98.0% of the Company’s total revenues. For the six months ended June 30, 2023, two major clients, manufacturing drugs, dietary supplements, and medical products, accounted for 43.6% and 34.8% of the Company’s total revenues.

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

Allowance for expected credit losses accounts was $616,427 and $616,505 as of June 30, 2024 and December 31, 2023, respectively.

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

Other-Than-Temporary Impairment

The Company’s long-term equity investments are subject to a periodic impairment review. Impairments affect earnings as follows:

●	Marketable equity securities include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other-than-temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments.

●	Non-marketable equity investments based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee; adverse changes in market conditions and the regulatory or economic environment; changes in operating structure or management of the investee; additional funding requirements; and the investee’s ability to remain in business. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary and that shall be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method. A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company records other-than-temporary impairments for non-marketable cost method investments and equity method investments in gains (losses) on equity investments. Other-than-temporary impairment of equity investments were $0 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company completed the required testing of goodwill for impairment as of June 30, 2024 and December 31, 2023, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Convertible Notes

The Company accounts for the convertible notes issued at a discount, by comparing the principal amount and book value, with the calculation of discounted method. The amortization period of the convertible note discount is the term of the notes.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,759 and $2,455 for the three months ended June 30, 2024 and 2023, respectively, and $6,138 and $5,259 for the six months ended June 30, 2024 and 2023, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $187,001 and $0 for the three months and were $2,122,756 and $0 for the six months ended June 30, 2024 and 2023, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $225,740 and $225,740 for the three months ended June 30, 2024 and 2023, respectively, and were $834,980 and $592,229 for the six months ended June 30, 2024 and 2023, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three and six months ended June 30, 2024 and 2023. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Recent Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60) which requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The guidance does not apply to joint ventures that may be proportionately consolidated and those that are collaborative arrangements. ASU 2023-05 is effective for joint venture with a formation date on or after January 1, 2025, early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its unaudited consolidated financial statements.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of June 30, 2024, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.64 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of June 30, 2024, the Company has not earned the royalty under the BHK Collaborative Agreements.

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

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, for which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the Note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable.

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

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation. Pursuant to the Purchase Agreement, the Company issued 42,857 shares (post-split) of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst (the “Total Payment”) in connection with a certain collaborative agreement between the Company and BioFirst dated July 24, 2017 (the “Collaborative Agreement”). Pursuant to the Collaborative Agreement, BioFirst granted the Company the global licensing right to co-develop BFC-1401 or ABV-1701 Vitreous Substitute for Vitrectomy for medical purposes in consideration for the Total Payment.

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement (“Purchase Agreement 2”) with BioFirst Corporation. Pursuant to Purchase Agreement 2, the Company issued 41,470 shares (post-split) of the Company’s common stock to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst in connection with a loan provided to BriVision from BioFirst.

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

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company, and one of its co-development partners, BioFirst Corporation, a company registered in Taiwan (“BioFirst”), each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers the Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of June 30, 2024, the Company received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the six months ended June 30, 2024, the Company received $116,000 pursuant to the Amendment, and recognized $116,000 revenue in the period ended June 30, 2024.

Collaborative agreement with OncoX BiopPharma, Inc.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into the same agreement with ABVC’s affiliate, Rgene Corporation.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Marketsfor 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into the same agreement with ABVC’s affiliate, Rgene Corporation.

On May 23, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering the May 23, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the May 23, 2024 Oncox Agreement, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. Oncox entered into the same agreement with ABVC’s affiliate, Biolite, Inc.

5. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
Land	$342,300	$363,416
Construction-in-Progress	7,400,000	7,400,000
Buildings and leasehold improvements	2,220,361	2,227,431
Machinery and equipment	1,132,194	1,138,675
Office equipment	164,995	174,797
	11,259,850	11,304,319
Less: accumulated depreciation	(3,330,729)	(3,335,041)
Property and equipment, net	$7,929,121	$7,969,278

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

Depreciation expenses were $13,305 and $6,997 for three months ended June 30, 2024 and 2023, respectively.

Depreciation expenses were $14,591 and $13,490 for six months ended June 30, 2024 and 2023, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	June 30,	December 31,	Accounting
Name of related party	2024	2023	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Corporation	19.78%	-%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
Rgene Corporation	26.65%	26.65%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of related party	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
ForSeeCon Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loaned from investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs
BioLite Japan K.K.	Prepaid investment for a Joint Venture

(3)	Long-term investment mainly consists of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,794	$7,213
Genepharm Biotech Corporation	20,742	22,021
BioHopeKing Corporation	770,487	818,018
ForSeeCon Corporation (See Note 4)	-	-
Sub total	798,023	847,252
Equity Method Investments, net
BioFirst Corporation	1,579,526	1,680,488
Rgene Corporation	-	-
Total	$2,377,549	$2,527,740

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments-Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2024 and December 31, 2023, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of June 30, 2024, the amount of prepayment for long-term investments in BioFirst is $1,124,842.

Summarized financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Current Assets	$1,676,014	$1,451,877
Non-current Assets	606,553	686,206
Current Liabilities	3,063,359	2,286,058
Non-current Liabilities	105,548	347,193
Stockholders’ Equity (Deficit)	(886,340)	(495,168)

Statement of Operations

	Six months Ended June 30,
	2024	2023
	(Unaudited)
Net sales	$358	$-
Gross profit	217	-
Net loss	(426,599)	(788,788)
Share of losses from investments accounted for using the equity method	79,057	-

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and Chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to account for its equity investment as prescribed in ASC 323, Investments-Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2024 and December 31, 2023, the Company owns 26.65% and 26.65% Common Stock shares of Rgene, respectively.

Summarized financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Current Assets	$254,967	$50,538
Non-current Assets	3,258,797	250,716
Current Liabilities	2,508,301	2,591,960
Non-current Liabilities	-	811
Shareholders’ Deficit	(1,005,463)	(2,291,517)

Statement of Operations

	Six months Ended June 30,
	2024	2023
	(Unaudited)
Net sales	$-	$-
Gross Profit	-	-
Net loss	(78,161)	(155,873)
Share of loss from investments accounted for using the equity method	-	-

(c)	BioLite Japan K.K. (BioLite JP)

In October 2021, the Company, Lucidaim Co., Ltd., a Japanese corporation (“Lucidaim,” together with the Company, the “Shareholders”), and BioLite Japan K.K., a Japanese corporation (“BioLite JP”) entered into a Joint Venture Agreement. BioLite JP is a private limited company incorporated on December 18, 2018. The business of the joint venture is the research and development of drugs, medical device and digital media, investment, fund running and consulting, distribution and marketing of supplements carried on by BioLite JP and its subsidiaries in Japan, or any other territory or businesses. At the date of the Agreement, BioLite JP has 10,000 ordinary shares authorized, with 3,049 ordinary shares issued and outstanding (the “Ordinary Shares”). Pursuant to the Agreement and the related share transfer agreement, Lucidaim shall own 1,555 Ordinary Shares (51%) and the Company shall own 1,494 Ordinary Shares (49%). The Company paid $150,000 towards the setup of the joint venture; BioLite Japan’s other shareholder also paid $150,000 after the Letter of Intent was signed. This prepayment is booked in prepayment for investment.

(4)	Disposition of long-term investment

During the six months ended June 30, 2024 and 2023, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Six months Ended June 30,
	2024	2023
	(Unaudited)
Share of equity method investee losses	$79,057	$-

7. CONVERTIBLE NOTES PAYABLE

On February 23, 2023, the Company entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167, for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of the Company’s common stock at an initial conversion price of $10.5 per share, subject to adjustment. The Lind Note shall be due and payable on August 23, 2024 and bears no interest. The Company also issued Lind a common stock purchase warrant to purchase up to 529,167 shares (post-split) of the Company’s common stock at an initial exercise price of $10.5 per share, subject to adjustment.

Beginning with the date that is six months from the issuance date of the Lind Note and on each one (1) month anniversary thereafter, the Company shall pay Lind an amount equal to $308,651, until the outstanding principal amount of the Lind Note has been paid in full prior to or on the Maturity Date or, if earlier, upon acceleration, conversion or redemption of the Lind Note in accordance with the terms thereof (the “Monthly Payments”). At the Company’s discretion, the Monthly Payments shall be made in (i) cash, (ii) shares of the Company’s common stock, or (iii) a combination of cash and Shares; if made in shares, the number of shares shall be determined by dividing (x) the principal amount being paid in shares by (y) 90% of the average of the 5 lowest daily VWAPs during the 20 trading days prior to the applicable payment date. The Lind Notes sets forth certain conditions that must be satisfied before the Company may make any Monthly Payments in shares of common stock. If the Company makes a Monthly Payment in cash, the Company must also pay Lind a cash premium of 5% of such Monthly Payment.

Upon the occurrence of any Event of Default (as defined in the Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note (the “Mandatory Default Amount”), in addition to any other remedies under the Note or the other Transaction Documents. The Company and Lind entered into a letter agreement on September 12, 2023, pursuant to which the Mandatory Default Amount was reduced to 115% of the then outstanding principal amount of the Lind Note; pursuant to the letter agreement, Lind also agreed to waive any default associated with the Company’s market capitalization being below $12.5 million for 10 consecutive days through February 23, 2024, but retained its right to convert its Note. The principal amount was revised to $3,167,292 in the agreement. As of June 30, 2024, the Company has fully repaid the Lind Note with issuance of the Company’s common stock in installments.

The warrant exercise price was reset to $3.5 in accordance with the issuance of common stock in relation to securities purchase agreement on July 2023. On May 22, 2024, the exercise price of these warrants was reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants. As of June 30, 2024, these warrants were fully exercised.

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “2nd Lind Note”) in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 2nd Lind Note shall be due and payable on May 19, 2025 and bear no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to the maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 2nd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents. Lind also received a 5-year common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price.

On January 17, 2024, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “3rd Lind Note”) in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 3rd Lind Note shall be due and payable on July 17, 2025 and bear no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to the maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 3rd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $394,071, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price.

In connection with above three Lind Note offerings, the Company and its subsidiaries: BioKey, BioLite, Biolite BVI, and American BriVision, jointly and severally guaranteed all of the obligations of the Company in connection with the offering with certain collateral, as set forth in the related transaction documents.

On May 22, 2024, Lind has exercised 1,000,000 of the existing warrants to purchase shares of Common Stock at a reduced exercise price of $0.75 per share. Refer to the details in Note 12, Equity.

As of June 30, 2024 and December 31, 2023, the aggregate carrying values of the convertible debentures were $956,880 and $569,456, respectively, with unamortized debt discount and issuance costs of $1,243,120 and $1,441,719, respectively. The estimated aggregate fair value (Level 2) of the convertible debentures were $2,640,000 and $2,372,851, respectively.

Total interest expenses in connection with the above convertible note payable were $244,488 and $93,155 for the three months ended June 30, 2024 and 2023, respectively; were $916,504 and $124,742 for the six months ended June 30, 2024 and 2023, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	June 30,	December 31,
	2024	2023
Accrued research and development expense	$1,799,583	$1,799,583
Accrued compensation and employee benefits	1,243,638	1,184,505
Accrued royalties	258,106	274,028
Others	659,723	438,264
Total	$3,961,050	$3,696,380

9. BANK LOANS

(1)	Short-term bank loan consists of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Cathay United Bank	$231,000	$245,250
CTBC Bank	616,000	654,000
Total	$847,000	$899,250

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NT$7,500,000, equivalent to $231,000. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year. On September 6, 2022, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $231,000 for one year, which is due on September 6, 2023. On September 6, 2023, BioLite Taiwan extended the Cathay United Loan Agreement with the same principal amount of NT$7,500,000, equivalent to $231,000 for one year, which is due on September 6, 2024. As of June 30, 2024 and December 31, 2023, the effective interest rates per annum was 2.99% and 2.87%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,752 and $1,745 for the three months ended June 30, 2024 and 2023, respectively.

Interest expenses were $3,488 and $3,394 for the six months ended June 30, 2024 and 2023, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NT$10,000,000, equivalent to $308,000, and NT$10,000,000, equivalent to $308,000, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every year. The loan balances bear interest at a fixed rate of 2.5% per annum. The loan is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,882 and $4,098 for the three months ended June 30, 2024 and 2023, respectively.

Interest expenses were $7,846 and $7,929 for the six months ended June 30, 2024 and 2023, respectively.

10. RELATED PARTIES TRANSACTIONS

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene; the Chairman of Rgene is Mr. Tsung-Shann Jiang
ForSeeCon Corporation (the “FEYE”)	Cost method investment
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
GenePharm Inc. (the “GenePharm”)	Dr. George Lee, Board Director of BioKey, is the Chairman of GenePharm.
The Jiangs	Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company; the Chairman of Rgene; the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, Mr. Tsung-Shann Jiang’s wife,  and a member of board of directors of BioLite Inc.

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc.

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.
BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation (“BHK”)	Entity controlled by controlling beneficiary shareholder of ABVC

Revenues – related parties

During the six months ended June 30, 2024, the Company received $116,000 pursuant to the licensing agreement and related amendment with FEYE, and recognized $116,000 revenue in the period ended June 30, 2024. Please refer to Note 4, Collaborative Agreements for details.

	June 30,	June 30,
	2024	2023
	(Unaudited)
FEYE	$116,000	$-
Total	$116,000	$-

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Rgene	$10,463	$10,463
Total	$10,463	$10,463

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related-party - Current

	June 30,	December 31,
	2024	2023
	(Unaudited)
Rgene	$553,229	$541,486
BioFirst	705,083	206,087
Total	$1,258,312	$747,573

Due from related parties - Non-Current

	June 30,	December 31,
	2024	2023
BioFirst (Australia)	$839,983	$839,983
BioHopeKing Corporation	121,392	113,516
Total	961,375	953,499
Less: allowance for expected credit losses accounts	(839,983)	(839,983)
Net	$121,392	$113,516

(1)	On June 16, 2022, the Company entered into a one-year convertible loan with Rgene, with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided.

As of June 30, 2024 and December 31, 2023, the outstanding loan balance were both $500,000; and accrued interest was $51,319 and $38,819, respectively. The Company expects to receive the repayment within next 12 months once Rgene receives the licensing fees from OncoX.

As of June 30, 2024 and December 31, 2023, the Company has other receivables amounted $1,910 and $2,667 from Rgene due to daily operations, respectively.

(2)	The balances mainly represent advances to BioFirst (Australia) for research and development purposes. The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023.

(3)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of June 30, 2024 and December 31, 2023, due from BHK was $121,392 and $113,516, respectively.

(4)	On December 31, 2023, the Company entered into a loan agreement with BioFirst, with a principal amount of $341,029 to BioFirst which bears interest at 12% per annum for the use of working capital. During the period ended June 30, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of $346,685 to BioFirst which bears interest at 12% per annum for the use of working capital. As of June 30, 2024 and December 31, 2023, the outstanding loan balance was $687,714 and $206,087, respectively; accrued interest was $16,362 and $0, respectively. The Company expects to receive the repayment within next 12 months once BioFirst receives the licensing fees from FEYE. As of June 30, 2024 and December 31, 2023, the Company has other receivables from BioFirst amounted $1,007 and $0, respectively, due to daily operations.

Potential risks for receivable:

1. Credit Risk:

Delayed Payments:There's a risk that OncoX or ForSeeCon may delay their payments to Rgene or BioFirst, respectively. This delay can affect the timing of the repayment.

Default Risk: OncoX or ForSeeCon may default on their payments due to financial instability, which would directly impact Rgene’s or BioFirst’s ability to repay the loan.

2. Operational Risk:

Dependency on Licensing Revenue: Both Rgene and BioFirst are dependent on receiving licensing fees from OncoX and ForSeeCon. Any disruption in these business relationships, such as contract disputes or changes in market conditions, could impact their revenue and, in turn, their ability to meet repayment obligations.

Collection Risk: Challenges in collecting licensing fees, such as administrative errors or disputes over payment amounts, could delay the receivables.

3. Market Risk:

Economic Downturn: A general economic downturn could affect the financial health of OncoX, ForSeeCon, Rgene, and BioFirst. Reduced market demand or adverse changes in regulations could reduce the licensing fees received, leading to potential issues in repayment.

Currency Fluctuations: If the licensing fees or loans are in different currencies, exchange rate volatility could reduce the value of receivables, impacting the repayment ability.

4. Legal and Regulatory Risks:

Contractual Obligations: Any ambiguity or changes in the licensing agreements between the parties could lead to legal disputes or renegotiations, potentially delaying the repayment process.

Compliance Risks: If either party fails to comply with relevant laws and regulations (e.g., intellectual property laws or tax regulations), it could result in fines, penalties, or legal costs that could deplete the funds available for repayment.

5. Counterparty Risk:

Financial Health of Counterparties: If OncoX or ForSeeCon face financial difficulties or insolvency, it could severely impact their ability to pay licensing fees, thus affecting the repayment to Rgene and BioFirst.

Changes in Business Strategy: OncoX or ForSeeCon may shift their business strategy or priorities, potentially reducing their focus on the products or technologies licensed from Rgene or BioFirst, leading to lower-than-expected fees.

6. Timing Risk:

12-Month Repayment Window:** While the repayment can be made within 12 months, any delays toward the end of this period can increase uncertainty. If the receivables are delayed beyond the 12-month window, it may lead to financial stress or breach of agreements.

7. Changes to the Repayment Plan:

Negotiation Risk: Any proposed changes to the repayment plan require mutual agreement. Disagreements or prolonged negotiations could delay repayment or lead to disputes.

By identifying and managing these risks, the parties involved will better ensure that the repayment process is smooth and any potential issues are mitigated in advance.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2024	2023
	(Unaudited)
The Jiangs	$178,533	$19,789
Due to shareholders	143,528	152,382
Due to a Director	4,237	961
Total	$326,298	$173,132

(1)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of June 30, 2024, and December 31, 2023, the outstanding balance due to the Jiangs amounted to $178,533 and $19,789, respectively. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(2)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. As of June 30, 2024 and December 31, 2023, the outstanding principal and accrued interest was $143,528 and $152,382, respectively. Interest expenses in connection with these loans were $4,019 and $5,171 for the three months ended June 30, 2024 and 2023, respectively, and were $9,957 and $10,067 for the six months ended June 30, 2024 and 2023, respectively.

(3)	The Director of AiBtl has been paying on behalf of the company for setup fees and certain operating expenses. As of June 30, 2024, and December 31, 2023, the outstanding balance due to the Director amounted to $4,273 and $961, respectively.

11. INCOME TAXES

Deferred tax assets (liability) as of June 30, 2024 and December 31, 2023 consist approximately of:

	June 30, 2024	December 31, 2023
	(Unaudited)
Loss on impairment of Assets	$634,300	$713,223
Net operating loss carryforwards	5,608,185	5,568,391
Operating lease liabilities	213,482	213,482
Operating lease assets	(213,482)	(213,482)
Deferred tax assets, Gross	6,242,485	6,281,614
Valuation allowance	(6,242,485)	(6,281,614)
Deferred tax assets, net	$-	$-

12. EQUITY

On January 3, 2023, the Company issued 22,341 shares (post-split) of common stock to a consultant for providing consulting services on listing to NASDAQ in 2021.

On July 27, 2023, the Company entered into that certain securities purchase agreement. relating to the offer and sale of 300,000 shares of common stock and 200,000 pre-funded warrants, at an exercise price of $0.001 per share, in a registered direct offering. Pursuant to the Purchase Agreement, the Company agreed to sell the Shares and/or Pre-funded Warrants at a per share purchase price of $3.50, for gross proceeds of $1,750,000, before deducting any estimated offering expenses. On August 1, 2023, the pre-funded warrants were exercised.

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui. Pursuant thereto, the Company acquired 20% of the ownership of a property and the parcel of the land owned by Zhonghui in Leshan, Sichuan, China. During the third quarter of 2023, the Company issued to Zhonghui, an aggregate of 370,000 shares of the Company’s common stock, at a per share price of $20.

On January 27, 2024, the Company granted 1,302,726 restricted shares to its employees and directors under the 2016 Equity Incentive Plan, with an issuance date of February 2, 2024. These shares are subject to a three-year restriction period.

On May 24, 2024, the Company issued 200,000 shares of common stock to a consultant for providing business and funding opportunities.

Noncontrolling Interests

On March 14, 2024, AiBtl BioPharma Inc. issued 1,610,700 AiBtl BioPharma Inc.’s common stocks to a land acquisition transaction in Taiwan, including the consulting fee of $383,500 and the cost of land of $7,670,000. Due to certain administrative processes and restrictions, AiBtl BioPharma Inc. has not acquired ownership of the land and no asset was recognized. AiBtl BioPharma Inc. is in the process of resolving this issue.

On April 11, 2024 and May 10, 2024, AiBtl BioPharma Inc. entered into share purchase agreements with an investor to sell 100,000 shares of AiBtl BioPharma Inc. common stocks at $1.00 per share. As of the issuance date of the interim financial statements, the stock has not been issued.

Lind Offerings and Repayments

On February 23, 2023, in connection with the issuance of the Lind Note (referring to Note 7), the Company also issued Lind a common stock purchase warrant to purchase up to 529,167 shares (post-split) of the Company’s common stock at an initial exercise price of $10.5 per share, subject to adjustment. During the period ended March 31, 2024, the Company has been repaying Lind with securities for 751,795 shares, totaling $681,000. During the three months ended June 30, 2024, the Company further repaid Lind with securities for 153,508 shares of common stock, totaling $130,175. As of June 30, 2024, this convertible note was fully repaid. During July 2023, the warrant exercise price was reset to $3.5 in accordance with the issuance of common stock in relation to securities purchase agreement in July 2023. On May 22, 2024, the exercise price of these warrants was reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants. As of June 30, 2024, these warrants were fully exercised.

On November 17, 2023, in connection with the issuance of the 2nd Lind Note (referring to Note 7, Convertible Notes Payable), Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model and the fair value was determined to be $480,795, which was recorded as a debt discount.

On January 17, 2024, in connection with the issuance of the 3rd Lind Note (referring to Note 7, Convertible Notes Payable), Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share.

On May 22, 2024, the Company and Lind entered into a letter agreement, pursuant to which Lind will exercise, for cash, 1,000,000 of its Pre-Existing Warrants (all of the warrants issued to Lind on February 23, 2023, November 17, 2023 and January 17, 2024 are hereinafter referred to as the “Pre-Existing Warrants”), to purchase shares of Common Stock at a reduced exercise price of $0.75 per share. Concurrently, the exercise price of all Pre-Existing Warrants was reduced to $0.75 per share according to this agreement. Lind will also receive a new warrant to purchase 1,000,000 shares of common stock, exercisable at any time on or after the date of its issuance and until the five-year anniversary thereof, for $1.00 per share (the “New Warrant”). The fair value of the New Warrants was determined to be $925,210 using the Black-Scholes model. The New Warrant may be exercised via cashless exercise or resale pursuant to the registration statement that was declared effective. As of June 30, 2024, Lind has exercised 1,000,000 shares of Pre-Existing Warrants and received 1,000,000 shares of New Warrants according to this agreement. All warrants issued to Lind may be exercised via cashless exercise.

Warrants issued and outstanding in connection with above Lind convertible notes as of June 30, 2024, and their activities during the six months ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	1,529,167	$0.75	4.38	$-
Issued	2,000,000	$0.88	4.72	-
Exercised	(1,000,000)	-	-	-
Outstanding as of June 30, 2024	2,529,167	$0.85	4.65	$-

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

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 761,920 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $3 per share, exercisable for 10 years from the grant date. As of June 30, 2024, these stock options have not been granted.

Options issued and outstanding as of June 30, 2024, and their activities during the six months ended are as follows:

	Number of Underlying Shares (post-split)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	258,710	$27.9	7.74	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2024	258,710	27.9	7.25	$-
Exercisable as of June 30, 2024	258,710	27.9	7.25	$-
Vested and expected to vest	258,710	$27.9	7.25	$-

There are 386,021 options (post-split) available for grant under the 2016 Equity Incentive Plan as of June 30, 2024. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized $0 stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively. There were no options exercised during the six months ended June 30, 2024. As of June 30, 2024, there were no unvested options.

The fair value of stock options granted for the year ended December 31, 2023 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended December 31, 2023

Risk free interest rate	2.79%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	83.86%

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common stock and dilutive potential common stock outstanding during the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,012,645)	$(2,263,511)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	11,321,277	3,308,074
Stock options	-	-
Weighted-average shares outstanding - Diluted	11,321,277	3,308,074

Loss per share
-Basic and Diluted	$(0.09)	$(0.68)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(4,945,621)	$(4,087,206)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	10,529,651	3,307,826
Stock options	-	-
Weighted-average shares outstanding - Diluted	10,526,951	3,307,826

Loss per share
-Basic and Diluted	$(0.47)	$(1.24)

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

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Operating lease right-of-use assets	$607,001	$809,283
LIABILITIES
Operating lease liabilities (current)	378,199	401,826
Operating lease liabilities (non-current)	228,802	407,457

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,
	2024	2023
	(Unaudited)
Operating lease expenses	$100,685	$97,577

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Operating lease expenses	$199,187	$191,876

Other information related to leases is presented below:

	Six months Ended June 30,
	2024	2023
	(Unaudited)
Cash paid for amounts included in the measurement of operating lease liabilities	$199,187	$191,876

	June 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term:
Operating leases	1.1 years	1.73 years

Weighted Average Discount Rate:
Operating leases	1.4%	1.5%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2024 (excluding six months ended June 30, 2024)	$201,371
2025	350,615
2026	56,916
2027	-
2028	-
Thereafter	-
Total future minimum lease payments, undiscounted	608,902
Less: Imputed interest	(1,901)
Present value of future minimum lease payments	$607,001

16. SUBSEQUENT EVENTS

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company will issue 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. The Company will also issue variable number of shares equivalent to the August and September 2024 rent amount in total of $64,147 at the average VWAP (Volume Weighted Average Price) of last five trading days of July 2024. These shares are restricted for six months from the issuance but no later than February 15, 2025. 169,992 shares were issued on July 25, 2024.

In June 2024, the Company entered into a stock purchase agreement with an investor, which the Company will issue 41,387 shares of common stock at $0.75 per share to the investor for cash. As of June 30, 2024, the proceeds was received. Due to certain stock transfer processes, the Company’s shareholder transferred such shares to this investor on behalf of the Company in July 2024. The Company plans to issue these shares to the transferring shareholder once the process is complete. $31,040 was booked as “Stock to be issued” on the consolidated balance sheet.

Except as disclosed above, the Company has evaluated subsequent events and transactions that occurred after June 30, 2024 up through the date the Company issued these unaudited consolidated financial statements on August 14, 2024. All subsequent events requiring recognition as of June 30, 2024 have been incorporated into these unaudited consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AIBL for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The Licensed Products for MDD and ADHD, owned by ABVC and BioLite, were valued at $667M by a third-party evaluation. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite received 23 million shares of AIBL stock at $10 per share, and if certain milestones are met, shall receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million, which is not guaranteed. Upon the issuance of the shares, AIBL became a subsidiary of ABVC. On June 23, 2024, the Company and BioLite, each entered into an amendment (the “Amendment”) to the Licensing Agreement with AIBL, pursuant to which the Company and BioLite have agreed to allow AIBL to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $50,000), at any given time, rather than in one lump sum.

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, is married to TS Jiang, the Company’s Chief Strategic Officer and owns approximately 15.4% of the Company’s issued and outstanding shares of common stock. In consideration for the Land, the Company was to pay Shuling (i) 703,495 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership; the Company may reconsider the transaction at a later date. The shares were returned and the warrants were not issued.

On March 25, 2024, the Company, and one of its co-development partners, BioFirst Corporation, a company registered in Taiwan (“BioFirst”), each entered into a twenty-year, global definitive licensing agreement (the “Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of June 30, 2024, the Company received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. For the period ended June 30, 2024, the Company has received $116,000 as the partial second milestone payment and recognized as licensing revenue according to ASC 606.

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

On May 23, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering the Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. Oncox entered into the same agreement with ABVC’s affiliate, Biolite, Inc.

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

Series A Convertible Preferred Stock

As of June 30, 2024, no Series A Convertible Preferred Stock has been issued by the Company.

NASDAQ Listing

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, on July 10, 2023, Nasdaq granted the Company an extension until August 30, 20203, to comply with Listing Rule 5550(b)(1). On July 31, 2023, the Company issued 300,000 shares of Common Stock and 200,000 pre-funded warrants, at an exercise price of $0.01 per share, in a registered direct offering. Pursuant to this transaction, the stockholders’ equity was increased by $1.75M. On August 1, 2023, $500,000 of Notes were converted at $3.50 per share and the holder received 142,857 shares of Common Stock. As a result of this conversion, the stockholders’ equity was increased by $0.5 million. Additionally, on August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock. Accordingly, stockholders’ equity increased by $7.4M. On February 23, 2023, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of Common Stock at an initial conversion price of $1.05 per share, subject to adjustment. On August 24, 2023, the Company started repaying Lind the monthly installments due under the Lind Notes; $308,000 was repaid via the issuance of 176,678 shares of Common Stock (the “Monthly Shares”) at the Redemption Share Price (as defined in the Lind Note) of $1.698 per share. Pursuant to the terms of the Lind Note, Lind increased the amount of the next monthly payment to one million dollars, such that as of September and together with the Monthly Shares, the Company repaid Lind a total of $1 million by September 2023. As a result, the stockholders’ equity increased by an additional $1 million. As a result of the four transactions referenced above, the Company’ estimated that its stockholders’ equity would increase by approximately $10.65 million. On September 6, 2023, Nasdaq issued a letter that the Company is in compliance with Rule 5550(b)(1), but noted that if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting.

On July 10, 2024, we received a notification letter from the Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until January 6, 2025, to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance. If the Company does not regain compliance during such 180-day period, the Company may be eligible for an additional 180 calendar days, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2), and provide a written notice of its intention to cure this deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

Public Offering & Financings

2024 Financings

On May 22, 2024, the Company and Lind entered into a letter agreement (the “Letter Agreement”), pursuant to which Lind Global Fund II, LP (“Lind”) exercised, for cash, 1,000,000 of its Pre-Existing Warrants (all of the warrants issued to Lind on February 23, 2023, November 17, 2023 and January 17, 2024 are hereinafter referred to as the “Pre-Existing Warrants”) to purchase shares of Common Stock at a reduced exercise price of $0.75 per share. Lind also received a new warrant to purchase 1,000,000 shares Common Stock, exercisable at any time on or after the date of its issuance and until the five-year anniversary thereof, for $1.00 per share (the “New Lind Warrant”).

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

On February 23, 2023, the Company entered into a securities purchase agreement (the “Lind Securities Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of the Company’s common stock at an initial conversion price of $10.5 per share, subject to adjustment (the “Note Shares”). The Company also issued Lind a common stock purchase warrant (the “Lind Warrant”) to purchase up to 529,1,67 shares (post-split) of the Company’s common stock at an initial exercise price of $10.5 per share, subject to adjustment (each, a “Warrant Share,” together with the Note, Note Shares and Warrants, the “Lind Securities”).

The Lind Note does not carry any interest. Beginning with the date that is six months from the issuance date of the Lind Note and on each one (1) month anniversary thereafter, the Company shall pay Lind an amount equal to $308,651, until the outstanding principal amount of the Lind Note has been paid in full prior to or on the Maturity Date or, if earlier, upon acceleration, conversion or redemption of the Lind Note in accordance with the terms thereof (the “Monthly Payments”). At the Company’s discretion, the Monthly Payments shall be made in (i) cash, (ii) shares of the Company’s common stock, or (iii) a combination of cash and Shares; if made in shares, the number of shares shall be determined by dividing (x) the principal amount being paid in shares by (y) 90% of the average of the 5 lowest daily VWAPs during the 20 trading days prior to the applicable payment date. The Lind Notes sets forth certain conditions that must be satisfied before the Company may make any Monthly Payments in shares of common stock. If the Company makes a Monthly Payment in cash, the Company must also pay Lind a cash premium of 5% of such Monthly Payment.

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

On August 1, 2023, Lind converted $500,000 convertible notes into 142,857 shares of Common Stock, at a conversion price of $3.50 per share, as an installment repayment to the Lind Note.

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

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of June 30, 2024, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst Corporation. Pursuant to the Purchase Agreement, the Company issued 42,857 shares (post-split) of the Company’s common stock to BioFirst in consideration for $3,000,000 owed by the Company to BioFirst (the “Total Payment”) in connection with a certain collaborative agreement between the Company and BioFirst dated July 24, 2017 (the “Collaborative Agreement”). Pursuant to the Collaborative Agreement, BioFirst granted the Company the global licensing right to co-develop BFC-1401 or ABV-1701 Vitreous Substitute for Vitrectomy for medical purposes in consideration for the Total Payment.

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement (“Purchase Agreement 2”) with BioFirst Corporation. Pursuant to Purchase Agreement 2, the Company issued 41,470 shares (post-split) of the Company’s common stock to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst in connection with a loan provided to BriVision from BioFirst.

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

Summary of Critical Accounting Policies

The Company has identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024 (“2023 Form 10-K.”)

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

Recent Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60) which requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The guidance does not apply to joint ventures that may be proportionately consolidated and those that are collaborative arrangements. ASU 2023-05 is effective for joint venture with a formation date on or after January 1, 2025, early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its unaudited consolidated financial statements.

Results of Operations - Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)%

Revenue	117,142	6,109	111,033	1818%
Gross Profits	116,952	(66,872)	183,824	-275%
Operating Expenses	1,093,593	2,126,970	(1,033,377)	-49%
Loss from Operations	(976,641)	(2,193,842)	1,217,201	-55%
Other Income (Expense)	(406,942)	(39,688)	(367,254)	925%
Interest (Expense), Net	(232,891)	(59,711)	(173,180)	290%
Net (Loss)	(1,272,689)	(2,315,225)	1,042,536	-45%

Revenues. We generated $117,142 and $6,109 in revenues for the three months ended June 30, 2024 and 2023, respectively. The increase in revenues was mainly due to the milestone revenue recognized from licensing to ForSeeCon.

Operating Expenses. Our operating expenses have decreased by $1,033,377 or 49%, to $1,093,593 for the three months ended June 30, 2024 from $2,126,970 for the three months ended June 30, 2023. Such decrease in operating expenses was mainly attributable to the decrease in selling, general and administrative expenses and research and development expenses.

Other Income (Expense). Our other expense was $406,942 for the three months ended June 30, 2024, compared to other expense of $39,688 for the three months ended June 30, 2023. The change was principally caused by the increase in interest expense and the loss on equity investment, while being offset by the increase in interest income for the three months ended June 30, 2024.

Interest income (expense), net. was $(232,891) for the three months ended June 30, 2024, compared to ($59,711) for the three months ended June 30, 2023. The increase of $173,180, or approximately 290%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $1,272,689 for the three months ended June 30, 2024 compared to $2,315,225 for the three months ended June 30, 2023, representing a decrease of $1,042,536, or 45%.

Results of Operations - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.

The following table presents, for the six months indicated, our unaudited consolidated statements of operations information.

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)%

Revenue	118,347	134,381	(16,034)	-12%
Gross Profits	117,880	1,164	116,716	10027%
Operating Expenses	4,538,911	4,101,190	437,721	11%
Loss from Operations	(4,421,031)	(4,100,026)	(321,005)	8%
Other Income (Expense)	(943,571)	(30,734)	(912,837)	2970%
Interest (Expense), Net	(913,525)	(63,663)	(849,862)	1335%
Net (Loss)	(5,253,708)	(4,212,455)	(1,041,253)	25%

Revenues. We generated $118,347 and $134,381 in revenues for the six months ended June 30, 2024 and 2023, respectively. The decrease in revenues was mainly due to the decrease in revenue from Contract Development and Manufacturing Organization (“CDMO”) services.

Operating Expenses. Our operating expenses have increased by $437,721, or 11%, to $4,538,911 for the six months ended June 30, 2024 from $4,101,190 for the six months ended June 30, 2023. Such increase in operating expenses was mainly attributable to the increase in stock-based compensation expenses by $2,365,507 which relates to costs in conjunction with employee compensation and non-employee share-based payments.

Other Income (Expense). Our other expense was $943,571 for the six months ended June 30, 2024, compared to other expense of $30,734 for the six months ended June 30, 2023. The change was principally caused by the increase in interest expense and loss on equity method investment, while being offset by the increase in foreign exchange income for the six months ended June 30, 2024.

Interest income (expense), net. was $(913,525) for the six months ended June 30, 2024, compared to $(63,663) for the six months ended June 30, 2023. The increase of $849,862, or approximately 1335%, was primarily due to the increase in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $5,253,708 for the six months ended June 30, 2024 compared to $4,212,455 for the six months ended June 30, 2023, representing an increase of $1,041,253, or 25%.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Current Assets	$2,189,567	$1,656,709
Current Liabilities	$6,548,927	$5,932,490
Working Capital (Deficit)	$(4,359,360)	$(4,275,781)

Cash Flow from Operating Activities

During the six months ended June 30, 2024 and 2023, the net cash used in operating activities were $1,487,251 and $2,397,460, respectively. The decrease was primarily due to the increase in licensing cash payment from ForSeeCon, and the decrease in operating expenses. Company has been strictly control the operating cash outflow, such as making certain payments with shares in lieu of cash, extending vendors’ payment terms, and other initiatives to save the cash burn.

Cash Flow from Investing Activities

During the six months ended June 30, 2024 and 2023, the net cash used in investing activities were $0 and $440,575 respectively. The increases were mainly due to the increase in prepayment for long-term investments during six months ended June 30, 2024.

Cash Flow from Financing Activities

During the six months ended June 30, 2024 and 2023, the net cash provided by financing activities were $1,544,706 and $2,175,000, respectively. The decrease in net cash provided by financing activities were primarily due to the proceeds from issuance of convertible notes, Lind’s exercise of warrants, and common stock subscription in advance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 13, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2024.

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

On May 24, 2024, the Company issued 200,000 shares of common stock to a consultant for providing business and funding opportunities.

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company will issue 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. and The Company will also issue variable number of shares equivalent to the August and September 2024 rent amount in total of $64,147 at the average VWAP (Volume Weighted Average Price) of last five trading days of July 2024. These shares are restricted for six months from the issuance but no later than February 15, 2025. 169,992 shares were issued on July 25, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (44)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
3.7	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (45)
3.8	Amendment to Bylaws (46)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Lind Letter Agreement dated May 22, 2024 (52)
10.8	Lind Form of Warrant dated May 22, 2024 (52)
10.9	Reserved
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc (47)

10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc (47)
10.42	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (51)
10.43	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (51)
10.44	Form of 2nd Lind Note (38)
10.45	Form of 2nd Lind Warrant (38)
10.46	Securities Purchase Agreement dated November 17, 2023 (38)
10.47	First Amendment To Security Agreement (38)
10.48	First Amendment To Guarantor Security Agreement (38)
10.49	First Amendment to Guaranty (38)
10.50	Securities Purchase Agreement dated January 17, 2024 (39)
10.51	Form of 3rd Placement Agent Warrant (40)
10.52	Second Amendment To Security Agreement (39)
10.53	Second Amendment To Guarantor Security Agreement (39)
10.54	Second Amendment to Guaranty (39)
10.55	Form of 3rd Lind Note (39)
10.56	Form of 3rd Lind Warrant (39)
10.57	Amendment No. 1 to 2nd Lind Note (41)
10.58	Amendment No. 2 to 2nd Lind Note (42)
10.59	Amendment No. 1 to 3rd Lind Note (43)
10.60	Definitive License Agreement between the Company and OncoX BioPharma, Inc. (48)
10.61	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. (48)
10.62	Definitive License Agreement between the Company and ForSeeCon Eye Corporation (49)
10.63	Definitive License Agreement between BioFirst Corporationand ForSeeCon Eye Corporation (49)
10.64	Form of Amendment (50)
10.65	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (53)
10.66	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (53)
10.67	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (54)
10.68	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (54)
10.69	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (55)
10.70	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (55)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(40)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on January 17, 2024.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed on June 6, 2022

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2024

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2023

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2024

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 26, 2024

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024

(51)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(54)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: August 14, 2024	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: August 14, 2024	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)