Form 10-Q
period 2024-09-30
ABVC BIOPHARMA, INC.
filed 2024-11-14
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 12,975,492 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$137,344	$60,155
Restricted cash	632,529	656,625
Accounts receivable, net	1,529	1,530
Accounts receivable - related parties, net	10,463	10,463
Due from related parties - current	1,204,362	747,573
Short-term investments	70,809	79,312
Prepaid expenses and other current assets	91,291	101,051
Total Current Assets	2,148,327	1,656,709

Property and equipment, net	7,931,478	7,969,278
Operating lease right-of-use assets	507,659	809,283
Long-term investments	2,333,904	2,527,740
Prepaid expenses - non-current	75,898	78,789
Security deposits	60,916	62,442
Prepayment for long-term investments	1,280,512	1,274,842
Due from related parties - non-current, net	124,151	113,516
Total Assets	$14,462,845	$14,492,599

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	$866,250	$899,250
Accrued expenses and other current liabilities	3,632,927	3,696,380
Contract liabilities	79,500	79,500
Taxes payables	-	112,946
Operating lease liabilities - current portion	365,458	401,826
Due to related parties	419,270	173,132
Convertible notes payable - third parties, net	952,237	569,456
Total Current Liabilities	6,315,642	5,932,490

Tenant security deposit	25,680	21,680
Operating lease liability - non-current portion	142,201	407,457
Total Liabilities	6,483,523	6,361,627
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 12,711,345 and 7,940,298 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively(1)	12,712	7,940
Additional paid-in capital	87,308,080	82,636,966
Stock subscription receivable	-	(451,480)
Stock to be issued	31,040	-
Accumulated deficit	(70,552,277)	(65,420,095)
Accumulated other comprehensive income	461,282	516,387
Treasury stock	(8,902,371)	(8,901,668)
Total Stockholders’ equity	8,358,466	8,388,050
Noncontrolling interest	(379,144)	(257,078)
Total Equity	7,979,322	8,130,972

Total Liabilities and Equity	$14,462,845	$14,492,599

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Licensing revenues	$380,000	$-	$496,000	$-
Other revenues	9,276	15,884	11,623	150,265
Total revenues	389,276	15,884	507,623	150,265
Cost of revenues	296	29,614	763	162,831
Gross profit (loss)	388,980	(13,730)	506,860	(12,566)
Operating expenses
Selling, general and administrative expenses	301,208	1,182,093	1,772,916	3,841,633
Research and development expenses	37,825	141,310	147,292	990,731
Stock-based compensation	-	817,740	2,957,736	1,409,969
Total operating expenses	339,033	2,141,143	4,877,944	6,242,333

Income (loss) from operations	49,947	(2,154,873)	(4,371,084)	(6,254,899)

Other income (expense)
Interest income	44,261	40,246	75,451	147,998
Interest expense	(219,533)	(1,218,624)	(1,164,248)	(1,390,039)
Operating sublease income	12,000	-	36,478	53,900
Gain (loss) on foreign exchange	30,429	(25,059)	26,284	(55,625)
(Loss) on equity method investment	(67,885)	-	(146,942)	-
Other income (expense)	16,864	(10,769)	45,542	(1,174)
Total other income (expenses)	(183,864)	(1,214,206)	(1,127,435)	(1,244,940)

Loss before income tax	(133,917)	(3,369,079)	(5,498,519)	(7,499,839)

Provision for income tax expense (benefit)	355	(999)	(110,539)	80,696

Net loss	(134,272)	(3,368,080)	(5,387,980)	(7,580,535)

Net income (loss) attributable to noncontrolling interests	52,289	(50,564)	(255,798)	(175,813)

Net loss attributable to ABVC and subsidiaries	(186,561)	(3,317,516)	(5,132,182)	(7,404,722)
Foreign currency translation adjustment	25,389	(15,082)	(55,106)	1,995
Comprehensive loss	$(161,172)	$(3,332,598)	$(5,187,288)	$(7,402,727)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.02)	$(0.82)	$(0.46)	$(2.08)

Weighted average number of common shares outstanding (1)
Basic and diluted	12,405,261	4,055,345	11,164,093	3,555,474

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,387,980)	$(7,580,535)
Adjustments to reconcile net loss to net cash changes operating activities:
Depreciation	21,605	20,949
Stock-based compensation	2,957,736	1,409,969
Provision for doubtful accounts	-	38,500
Other non-cash income and expenses	1,134,029	1,422,362
Loss on investment in equity securities	146,942	-
Deferred tax expense	-	(35,719)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	191,265
Decrease in prepaid expenses and other deposits	14,177	27,924
Decrease (increase) in tenant security deposit	4,000	(2,300)
Decrease (increase) in due from related parties	(467,424)	189,755
Increase in accrued expenses and other current liabilities	128,189	648,626
Increase in contract liabilities	-	68,516
Increase (decrease) in due to related parties	246,138	(155,697)
Decrease in taxes payables	(112,946)	-
Net cash used in operating activities	(1,315,534)	(3,756,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(21,201)
Increase in prepayment for long-term investments	-	(493,158)
Net cash used in investing activities	-	(514,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	1,050,000
Proceeds from Issuance of warrant	394,071	2,429,028
Proceeds from exercise of warrants	737,500	-
Proceeds from convertible notes	282,095	1,352,512
Repayment of convertible notes	(179,125)	-
Proceeds from shares to be issued	164,772	-
Repayment of short-term loans	-	(1,000,000)
Net cash provided by financing activities	1,399,313	3,831,540

Effects on changes in foreign exchange rate	(30,686)	168,413

Net increase (decrease) in cash and cash equivalents, and restricted cash	53,093	(270,791)

Cash and cash equivalents, and restricted cash - beginning of period	716,780	1,391,728
Cash and cash equivalents, and restricted cash - end of period	$769,873	$1,120,937

Supplemental Cash Flow Disclosures
Cash paid for interest	$59,519	$27,525
Cash paid for income taxes	$25,863	$-

Non-cash financing and investing activities
Issuance of common stock for conversion of debt	$845,715	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Stock			Stock	Additional		Accumulated Other	Treasury Stock			Stockholders’
	Number of shares	Amounts	Stock to be issued	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Noncontrolling Interest	Equity (Deficit)
Balance at December 31, 2022	3,286,190	$3,286	$-	$(1,354,440)	$67,937,050	$(54,904,439)	$517,128	(27,535)	$(9,100,000)	$137,554	$3,236,139
Issuance of subsidiaries' common shares for consulting service	22,341	22	-	-	140,727	-	-		-	-	140,749
Issuance of pre-funded warrant	-	-	-	-	1,729,028	-	-		-	-	1,729,028
Stock-based compensation	-	-	-	451,480	-	-	-		-	-	451,480
Net loss for the period	-	-	-	-	-	(4,087,206)	-		-	(125,249)	(4,212,455)
Cumulative transaction adjustments	-	-	-	-	-	-	17,077		-	-	17,077
Balance at June 30, 2023	3,308,531	$3,308	$-	$(902,960)	$69,806,805	$(58,991,645)	$534,205	(27,535)	$(9,100,000)	$12,305	$1,362,018
Issuance of common stock for cash	300,000	300	-	-	1,049,700	-	-	-	-	-	1,050,000
Issuance of common stock for consulting services	29,600	30	-	-	591,970	-	-	-	-	-	592,000
Issuance of common stock for acquiring of property	370,000	370	-	-	7,399,630	-	-	-	-	-	7,400,000
Issuance of common stock upon exercise of convertible notes	614,912	615	-	-	1,814,185	-	-	-	-	-	1,814,800
Issuance of pre-funded warrant	-	-	-	-	700,000	-	-	-	-	-	700,000
Exercise of pre-funded warrant	200,000	200	-	-	(700,000)	-	-	-	-	-	(699,800)
Stock-based compensation	-	-	-	225,740		-	-	-	-	-	225,740
Net loss for the period	-	-	-	-		(3,317,516)	-	-	-	(50,564)	(3,368,080)
Cumulative translation adjustments	-	-	-	-		-	(15,082)	-	-	-	(15,082)
Balance at September 30, 2023	4,823,043	$4,823	$-	$(677,220)	$80,662,290	$(62,309,161)	$519,123	(27,535)	$(9,100,000)	$(38,259)	$9,061,596

	Common Stock			Stock	Additional		Accumulated Other	Treasury Stock			Stockholders’
	Number of shares	Amounts	Stock to be issued	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Noncontrolling Interest	Equity (Deficit)
Balance at December 31, 2023	7,940,298	$7,940	$-	$(451,480)	$82,636,966	$(65,420,095)	$516,387	(27,535)	$(8,901,668)	$(257,078)	$8,130,972
Issuance of common stock upon exercise of convertible notes	905,303	905	-	-	810,269	-	-	-	-	-	811,174
Issuance of subsidiaries' common shares for consulting service	-	-	-	-	383,500	-	-	-	-	-	383,500
Issuance of pre-funded warrant	-	-	-	-	394,071	-	-	-	-	-	394,071
Repurchase of common stock	703,496	703	-	-	-	-	-	(703,496)	(703)	-	-
Stock-based compensation	1,502,726	1,504	-	451,480	2,121,252	-	-	-	-	-	2,574,236
Exercise of common stock warrants	1,000,000	1,000	-	-	736,500	-	-	-	-	-	737,500
Stock to be issued	-	-	31,040	-	-	-	-	-	-	100,000	131,040
Net loss for the period	-	-	-	-	-	(4,945,621)	-	-	-	(308,087)	(5,253,708)
Cumulative translation adjustments	-	-	-	-	-	-	(80,495)	-	-	-	(80,495)
Balance at June 30, 2024	12,051,823	$12,052	$31,040	$-	$87,082,558	$(70,365,716)	$435,892	(731,031)	$(8,902,371)	$(465,165)	$7,828,290
Issuance of common stock upon exercise of convertible notes	400,000	400			34,140						34,540
Stock-based compensation	259,522	260	-	-	191,382	-	-	-	-	-	191,642
Stock to be issued	-	-	-	-	-	-	-	-	-	33,732	33,732
Net loss for the period						(186,561)				52,289	(134,272)
Cumulative transaction adjustments							25,390				25,390
Balance at September 30, 2024	12,711,345	$12,712	$31,040	$-	$87,308,080	$(70,552,277)	$461,282	(731,031)	$(8,902,371)	$(379,144)	$7,979,322

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has three wholly-owned subsidiaries, BriVision, BioLite Holding Inc. (“BioLite Holding”), and BioKey Inc. (“BioKey”), and a partially-owned subsidiary, AiBtl BioPharma Inc. (“AiBtl”).

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

On November 12, 2023, the Company and BioLite Taiwan each entered into a multi-year, global licensing agreement with AiBtl for the Company and BioLite Taiwan’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (collectively, the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite Taiwan received 23 million shares of AIBL stock and as a result, the Company has a controlling interest over AiBtl, and the financial statements of AiBtl are included in the Company’s unaudited condensed consolidated financial statements.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited interim consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the nine months ended September 30, 2024, the Company reported net loss of $5,387,980. As of September 30, 2024, the Company’s working capital deficit was $4,167,315. In addition, the Company had net cash outflows of $1,315,534 from operating activities for the nine months ended September 30, 2024. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings. Notably, the Company has generated cash inflow and reduced substantial amount of debts during the first nine months ended September 30, 2024. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. Management is committed to enhancing operations to generate positive cash flows and plans to secure additional capital through private or public offerings.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2024, and results of operations and cash flows for the nine months ended September 30, 2024 and 2023. The unaudited interim condensed consolidated balance sheet as of September 30, 2024 has been derived from the audited financial statements at December 31, 2023 but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and related notes included in the Company’s audited consolidated financial statements.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s unaudited financial statements are expressed in U.S. dollars.

Reclassifications:

Certain amounts on the prior year’s condensed consolidated balance sheets, condensed consolidated statements of operations and condensed cash flows were reclassified to conform to the current-year presentation, with no effect on ending stockholders’ equity.

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

On July 25, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s Special Shareholder Meeting held on July 7, 2023. The Reverse Stock Split was effected to reduce the number of issued and outstanding shares and to increase the per share trading value of the Company’s common stock, although that outcome is not guaranteed. In turn, the Company believes that the Reverse Stock Split will enable the Company to restore compliance with certain continued listing standards of the NASDAQ Capital Market. All shares and related financial information in this Form 10-Q reflect this 1-for-10 reverse stock split, unless otherwise specified.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1 Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2 Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 Valuations are based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, prepaid expenses and other current assets, accounts payable, accrued liabilities, and due to related parties’ approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loan, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term bank loan approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents, excluding restricted cash, amounted to $137,344 and $60,155, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of certificate of deposits as collateral of short-term loan held in CTBC Bank. As of September 30, 2024 and December 31, 2023, the Company’s restricted cash amounted to $632,529 and $656,625, respectively.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of the limit of $94,500 (NTD 3 million) covered by Taiwan Central Deposit Insurance Corporation, and the limit of $250,000 covered by the U.S. Federal Deposit Insurance Corporation’s insurance limits. However, the Company does not anticipate any losses on excess deposits. The Company does not enter into financial instruments for hedging, trading or speculative purposes.

The Company performs ongoing credit evaluations of our customers and requires no collateral. Credit losses and allowance for unbilled receivables are provided based on a review of the collectability of accounts receivable. The Company determines the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Concentration of clients

As of September 30, 2024, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.2% of the Company’s total account receivable.

As of December 31, 2023, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87.2% of the Company’s total account receivable.

For the nine months ended September 30, 2024, two major clients, manufacturing a wide range of pharmaceutical products, accounted for 58.31% and 39.40% of the Company’s total revenues. For the nine months ended September 30, 2023, the most major client, manufacturing drugs, dietary supplements, and medical products, accounted for 81.19% of the Company’s total revenues.

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

Allowance for expected credit losses accounts was $616,457 and $616,505 as of September 30, 2024 and December 31, 2023, respectively.

Revenue Recognition

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

(i) Non-refundable upfront payments

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, the Company recognizes revenue from the related non-refundable upfront payments based on the relative standalone selling price prescribed to the license compared to the total selling price of the arrangement. The revenue is recognized at a point in time when the license is transferred to the collaboration partners and the collaboration partners are able to use and benefit from the license. Due to the uncertainty of the collection, the Company only recognizes cash receipts according to the variable consideration principles outlined in ASC 606. To date, the receipt of non-refundable upfront fees was solely for the compensation of past research efforts and contributions made by the Company before the collaborative agreements entered into and it does not relate to any future obligations and commitments made between the Company and the collaboration partners in the collaborative agreements.

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

The Company recognizes arrangement consideration allocated to each unit of accounting when all the revenue recognition criteria in ASC 606 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognizes revenue from the combined unit of accounting over the Company’s contractual or estimated performance period for the undelivered elements, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

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

Segment Reporting

ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.

The Company currently have one reportable segment.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the unaudited consolidated financial statements on a straight-line basis over the requisite service period in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 and $0 for the three months ended September 30, 2024 and 2023, respectively, and were $1,935,756 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $0 and $817,740 for the three months ended September 30, 2024 and 2023, respectively, and were $1,021,980 and $1,409,969 for the nine months ended September 30, 2024 and 2023, respectively. The Company repaid its rent payable by issuing common stocks in the value of $191,642 for the three and nine months ended September 30, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization.  The ASU is effective on a prospective or retrospective basis for annual reporting period beginning after December 15, 2026, and interim reporting period beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2024, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NT$50 million, approximately equivalent to $1.64 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2024, the Company has not earned the royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 10). Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both BriVision and Rgene.

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

The Rgene Studies is a related party transaction. As of September 30, 2024, the Company has not earned any net licensing income or net sales profit earned by Rgene under these collaborative agreements.

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 10).

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

BioFirst has started the construction of a GMP factory in Hsinchu Biomedical Science Park, Taiwan, with the aim at building a production base to supply the global market, and promote the construction of bio-degradable vitreous substitute manufacturing centers in Taiwan. Completion of this factory would allow ABVC to manufacture Vitargus with world-class technology in a GMP certified pharmaceutical factory. BioFirst is targeting to complete the construction in 2024.

As of September 30, 2024, the Company has not earned any net licensing income or net sales profit earned by BioFirst under these collaborative agreements.

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers the Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of September 30, 2024, the Company received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the three and nine months ended September 30, 2024, the Company received in cash and recognized revenue of $180,000 and $296,000, respectively, pursuant to the Amendment.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the three and nine months ended September 30, 2024, the Company received in cash and recognized revenue of $200,000 and $200,000, respectively, pursuant to the agreement.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share2) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share3) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of Net Sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share4) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of Net Sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees.

5. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)
Land	$350,079	$363,416
Construction-in-Progress	7,400,000	7,400,000
Buildings and leasehold improvements	2,222,965	2,227,431
Machinery and equipment	1,134,579	1,138,675
Office equipment	168,607	174,797
	11,276,230	11,304,319
Less: accumulated depreciation	(3,344,752)	(3,335,041)
Property and equipment, net	$7,931,478	$7,969,278

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

[1]	Price was determined through private negotiations between the parties; no third party valuation was completed.

[2]	Id.
[3]	Id.

[4]	Id.

The valuation of such property is $37,000,000; based on the Company’s 20% ownership, the Company acquired the value of $7,400,000. In exchange, the Company issued to Zhonghui an aggregate of 370,000 shares of common stock, at a per share price of $20.0. The Shares are subject to a lock-up period of one year following the closing date of the transaction. In addition, the parties agreed that, after one year following the closing of the transaction, if the market value of the shares or the value of the property increases or decreases, the parties will negotiate in good faith to make reasonable adjustments.

The asset ownership certification is in the application process. However, the Company’s ownership rights to the property and the associated land parcel, or a suitable replacement property, are safeguarded under the terms of the cooperation agreement, which is legally binding and enforceable.

The Construction-in-progress is planned to finish before the end of 2024.

Depreciation expenses were $7,013 and $7,459 for three months ended September 30, 2024 and 2023, respectively.

Depreciation expenses were $21,605 and $20,949 for nine months ended September 30, 2024 and 2023, respectively.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	September 30,	December 31,	Accounting
Name of investee	2024	2023	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Corporation (see Note 10)	19.78%	-%	Cost Method
BioFirst Corporation (see Note 10)	18.68%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	-%	Equity Method
Rgene Corporation (see Note 10)	26.65%	26.65%	Equity Method

(2)	The extent the investee relies on the company for its business are summarized as follows:

Name of investee	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
ForSeeCon Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loaned from investee and provides research and development support service
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs
BioLite Japan K.K.	Prepaid investment for a Joint Venture

(3)	Long-term investment mainly consists of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,948	$7,213
Genepharm Biotech Corporation	21,213	22,021
BioHopeKing Corporation	787,999	818,018
ForSeeCon Corporation (See Note 4)	-	-
Sub total	816,160	847,252
Equity Method Investments, net
BioFirst Corporation (a)	1,517,744	1,680,488
Rgene Corporation (b)	-	-
Total	$2,333,904	$2,527,740

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments-Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2024 and December 31, 2023, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of September 30, 2024, the amount of prepayment for long-term investments in BioFirst is $1,124,842.

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and Chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to account for its equity investment as prescribed in ASC 323, Investments-Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2024 and December 31, 2023, the Company owns 26.65% and 26.65% Common Stock shares of Rgene, respectively.

(c)	BioLite Japan K.K. (BioLite JP)

In October 2021, the Company, Lucidaim Co., Ltd., a Japanese corporation (“Lucidaim,” together with the Company, the “Shareholders”), and BioLite Japan K.K., a Japanese corporation (“BioLite JP”) entered into a Joint Venture Agreement. BioLite JP is a private limited company incorporated on December 18, 2018. The business of the joint venture is the research and development of drugs, medical device and digital media, investment, fund running and consulting, distribution and marketing of supplements carried on by BioLite JP and its subsidiaries in Japan, or any other territory or businesses. At the date of the Agreement, BioLite JP has 10,000 ordinary shares authorized, with 3,049 ordinary shares issued and outstanding (the “Ordinary Shares”). Pursuant to the Agreement and the related share transfer agreement, Lucidaim shall own 1,555 Ordinary Shares (51%) and the Company shall own 1,494 Ordinary Shares (49%). The Company paid $150,000 towards the setup of the joint venture; BioLite Japan’s other shareholder also paid $150,000 after the Letter of Intent was signed. This prepayment is booked in prepayment for investment. The Company is in the process of converting the prepayment to the ownership and expects to complete within next six months.

(4)	Disposition of long-term investment

During the nine months ended September 30, 2024 and 2023, there is no disposition of long-term investment.

(5)	Losses on Equity Investments

The components of losses on equity investments for each period were as follows:

	Nine months Ended September 30,
	2024	2023
	(Unaudited)
Share of equity method investee losses	$146,942	$-

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

Upon the occurrence of any Event of Default (as defined in the Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note (the “Mandatory Default Amount”), in addition to any other remedies under the Note or the other Transaction Documents. The Company and Lind entered into a letter agreement on September 12, 2023, pursuant to which the Mandatory Default Amount was reduced to 115% of the then outstanding principal amount of the Lind Note; pursuant to the letter agreement, Lind also agreed to waive any default associated with the Company’s market capitalization being below $12.5 million for 10 consecutive days through February 23, 2024, but retained its right to convert its Note. The principal amount was revised to $3,167,292 in the agreement. As of September 30, 2024, the Company has fully repaid the Lind Note with issuance of the Company’s common stock in installments.

The warrant exercise price was reset to $3.5 in accordance with the issuance of common stock in relation to securities purchase agreement in July 2023. On May 22, 2024, the exercise price of these warrants was reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants. As of September 30, 2024, these warrants were fully exercised.

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “2nd Lind Note”) in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 2nd Lind Note shall be due and payable on May 19, 2025 and bear no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to the maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 2nd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents. Lind also received a 5-year common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. On July 12, 2024 and September 11, 2024, Lind converted $200,000 and $200,000, respectively, of 2nd Lind Note principal amounts into the Company’s common stocks. Refer to the common stock issuance details in Note 12, Equity.

On January 17, 2024, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “3rd Lind Note”) in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 3rd Lind Note shall be due and payable on July 17, 2025 and bear no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to the maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 3rd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $394,071, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. No conversion or repayment to 3rd Lind Note has occurred during the period ended September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the aggregate carrying values of the convertible debentures were $952,237 and $569,456, respectively, with unamortized debt discount and issuance costs of $847,763 and $1,441,719, respectively. The estimated aggregate fair value (Level 2) of the convertible debentures were $2,160,000 and $2,372,851, respectively.

Total interest expenses in connection with the above convertible note payable were $209,022 and $1,198,290 for the three months ended September 30, 2024 and 2023, respectively; were $1,082,936 and $1,323,032 for the nine months ended September 30, 2024 and 2023, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	September 30,	December 31,
	2024	2023
Accrued research and development expense	$1,799,583	$1,799,583
Accrued directors and officers (owners) compensation	1,027,080	988,959
Accrued royalties	263,972	274,028
Accrued employee compensation and benefits	89,902	41,426
Others	452,390	592,484
Total	$3,632,927	$3,696,380

9. BANK LOANS

Short-term bank loan consists of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Cathay United Bank	$236,250	$245,250
CTBC Bank	630,000	654,000
Total	$866,250	$899,250

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD7,500,000, equivalent to $236,250. The term started June 28, 2016 with maturity date of one year. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year and the next renewal date is September 6, 2025. As of September 30, 2024 and December 31, 2023, the effective interest rates per annum was 3.01% and 2.87%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman.

Interest expenses were $1,755 and $1,742 for the three months ended September 30, 2024 and 2023, respectively.

Interest expenses were $5,275 and $5,136 for the nine months ended September 30, 2024 and 2023, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NTD 10,000,000, equivalent to $315,000 for each loan. Both two loans with the same maturity date on January 19, 2018 and was combined into one agreement with a total credit limit of NTD 20,000,000, equivalent to $630,000, equivalent to $ in February 2018. The Company renews the agreement with the bank every year, and the next renewal date is February 28, 2025. The loan balances bear interest at a fixed rate of 2.5% per annum, and is secured by the money deposited in a savings account with the CTBC Bank. This loan was also guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,747 and $3,752 for the three months ended September 30, 2024 and 2023, respectively.

Interest expenses were $11,668 and $11,681 for the nine months ended September 30, 2024 and 2023, respectively.

10. RELATED PARTIES TRANSACTIONS

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
BioFirst Corporation (the “BioFirst”)	Entity controlled by controlling beneficiary shareholder of YuanGene
BioFirst (Australia) Pty Ltd. (the “BioFirst (Australia)”)	100% owned by BioFirst; Entity controlled by controlling beneficiary shareholder of YuanGene
Rgene Corporation (the “Rgene”)	Shareholder of the Company; Entity controlled by controlling beneficiary shareholder of YuanGene; the Chairman of Rgene is Mr. Tsung-Shann Jiang
ForSeeCon Corporation (the “FEYE”)	Cost method investment
OncoX BioPharma Inc.	Equity method investment
YuanGene Corporation (the “YuanGene”)	Controlling beneficiary shareholder of the Company
GenePharm Inc. (the “GenePharm”)	Dr. George Lee, Board Director of BioKey, is the Chairman of GenePharm.
The Jiangs	Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company; the Chairman of Rgene; the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

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

Revenues – related parties

During the three and nine months ended September 30, 2024, the Company received $180,000 and $296,000, respectively, pursuant to the licensing agreement and related amendment with FEYE, and recognized $180,000 and $296,000 revenue correspondingly. In addition, the Company received $200,000 during the three and nine months ended September pursuant to the licensing agreement with OncoX, and recognized revenue correspondingly. Please refer to Note 4, Collaborative Agreements for details.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OncoX	$200,000	$-	$200,000	$-
FEYE	180,000	$-	296,000	$-
Total	$380,000	$-	$496,000	$-

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Rgene	$10,463	$10,463
Total	$10,463	$10,463

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related-party - Current

	September 30,	December 31,
	2024	2023
	(Unaudited)
Rgene (1)	$559,489	$541,486
BioFirst (2)	644,873	206,087
Total	$1,204,362	$747,573

Due from related parties - Non-Current

	September 30,	December 31,
	2024	2023
	(Unaudited )
BioFirst (Australia) (3)	$839,983	$839,983
BioHopeKing Corporation (4)	124,151	113,516
Total	964,134	953,499
Less: allowance for expected credit losses accounts	(839,983)	(839,983)
Net	$124,151	$113,516

(1)	On June 16, 2022, the Company entered into a one-year convertible loan with Rgene, with a principal amount of $1,000,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided.

As of September 30, 2024 and December 31, 2023, the outstanding loan balance were $506,216 and $500,000, respectively; and accrued interest was $51,319 and $38,819, respectively. The Company expects to receive the repayment within next 12 months once Rgene receives the licensing fees from OncoX.

As of September 30, 2024 and December 31, 2023, the Company has other receivables amounted $1,954 and $2,667, respectively, from Rgene due to daily operations.

(2)

On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of $348,779 (NTD 11,072,360) to BioFirst which bears interest at 12% per annum for the use of working capital. During the period ended September 30, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of $359,289 (NTD 11,406,000) to BioFirst which bears interest at 12% per annum for the use of working capital. As of September 30, 2024 and December 31, 2023, the outstanding loan balance were $606,323 (NTD 19,248,360) and $206,087 (NTD 6,302,360), respectively; accrued interest was $37,520 and $0, respectively. The Company has received $100,076 (NTD 3,230,000) repayment and expects to receive other repayment within next 12 months. As of September 30, 2024 and December 31, 2023, the Company has other receivables from BioFirst amounted $1,030 and $0, respectively, due to daily operations.

(3)

The balances mainly represent advances to BioFirst (Australia) for research and development purposes. The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 3). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of September 30, 2024 and December 31, 2023, due from BHK was $124,151 and $113,516, respectively.

The Company’s due from related parties are subject to certain risks that our collaborative parties, including OncoX and ForSeeCon, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of September 30, 2024, the Company’s comprehensive review of these due from related party balances indicates that there are no expected losses. This conclusion is based on the business relationships with our related parties and the absence of any significant indicators of potential default. Consequently, no provision for credit loss has been recorded in our financial statements for the current period.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2024	2023
	(Unaudited)
The Jiangs (1)	$242,338	$19,789
Shareholders (2)	176,772	152,382
Directors (3)	160	961
Total	$419,270	$173,132

(1)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. These loans bear interest rate of 0% to 1% per month, and are due on demand.

(2)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate of 12% per annum. Interest expenses in connection with these loans were $11,836 and $5,015 for the three months ended September 30, 2024 and 2023, respectively, and were $21,973 and $15,082 for the nine months ended September 30, 2024 and 2023, respectively.

(3)	The Director of AiBtl has been paying on behalf of the company, for setup fees and certain operating expenses.

11. INCOME TAXES

Deferred tax assets as of September 30, 2024 and December 31, 2023 consist approximately of:

	September 30, 2024	December 31, 2023
	(Unaudited)
Loss on impairment of Assets	$648,716	$713,223
Net operating loss carryforwards	5,625,854	5,568,391
Operating lease liabilities	213,482	213,482
Operating lease assets	(213,482)	(213,482)
Deferred tax assets, Gross	6,274,570	6,281,614
Valuation allowance	(6,274,570)	(6,281,614)
Deferred tax assets, net	$-	$-

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

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, is married to TS Jiang, the Company’s Chief Strategic Officer and owns approximately 15.4% of the Company’s issued and outstanding shares of common stock. In consideration for the Land, the Company was to pay Shuling (i) 703,496 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership; the Company may reconsider the transaction at a later date. The shares were returned and booked as treasury stock, and the warrants were not issued.

On May 24, 2024, the Company issued 200,000 shares of common stock to a consultant for providing business and funding opportunities.

In June 2024, the Company entered into a stock purchase agreement with an investor, which the Company will issue 41,387 shares of common stock at $0.75 per share to the investor for cash. As of September 30, 2024, the proceeds were received. Due to certain stock transfer processes, one of the Company’s shareholders transferred such shares to the investor on behalf of the company in July 2024; the company plans to issue the same number of shares to the transferring shareholder soon.

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company will issue 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. The Company will also issue a variable number of shares equivalent to the August and September 2024 rent amount in total of $64,147 at the average VWAP (Volume Weighted Average Price) of last five trading days of July 2024. These shares are restricted for six months from the issuance but no later than February 15, 2025. 169,992 shares were issued on July 25, 2024 for the rent payables through July 2024, 43,458 shares were issued on August 14, 2024 for the August 2024 rent, and 46,072 shares were issued on September 3, 2024 for the September 2024 rent.

Noncontrolling Interests

On March 14, 2024, AiBtl issued 1,610,700 AiBtl’s common stocks to a land acquisition transaction in Taiwan, including the consulting fee of $383,500 and the cost of land of $7,670,000. Due to certain administrative processes and restrictions, AiBtl has not acquired ownership of the land and no asset was recognized. In November 2024, the title transfer process was completed, and AiBtl now possesses the land through a fully owned Taiwan-based subsidiary.

On April 11, 2024, May 10, 2024, and August 15, 2024, AiBtl entered into share purchase agreements with an investor to sell 127,270 shares of AiBtl common stocks at an average of $1.05 per share. As of the issuance date of the interim financial statements, the stock has not been issued.

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

On May 22, 2024, the Company and Lind entered into a letter agreement, pursuant to which Lind will exercise, for cash, 1,000,000 of its Pre-Existing Warrants (all of the warrants issued to Lind on February 23, 2023, November 17, 2023 and January 17, 2024 are hereinafter referred to as the “Pre-Existing Warrants”), to purchase shares of Common Stock at a reduced exercise price of $0.75 per share. Such 1,000,000 Pre-Existing Warrants exercised include 529,167 warrants issued in February 2023 and 470,833 warrants issued in November 2023. Concurrently, the exercise price of all Pre-Existing Warrants was reduced to $0.75 per share according to this agreement. Lind will also receive a new warrant to purchase 1,000,000 shares of common stock, exercisable at any time on or after the date of its issuance and until the five-year anniversary thereof, for $1.00 per share (the “New Warrant”). The fair value of the New Warrants was determined to be $925,210 using the Black-Scholes model. The New Warrant may be exercised via cashless exercise or resale pursuant to the registration statement that was declared effective. As of September 30, 2024, Lind has exercised 1,000,000 shares of Pre-Existing Warrants and received 1,000,000 shares of New Warrants according to this agreement. All warrants issued to Lind may be exercised via cashless exercise.

On July 12, 2024, the Company issued Lind 200,000 shares of the Company’s common stock as a repayment of $200,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor. Based on the conversion price of $0.7907, the Company made an additional $88,403 cash repayment in addition to the issuance of 200,000 shares.

On September 11, 2024, the Company issued Lind 200,000 shares of the Company’s common stock as a repayment of $200,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor. Based on the conversion price of $0.6575, the Company made an additional $90,722 cash repayment in addition to the issuance of 200,000 shares.

Warrants issued and outstanding in connection with above Lind convertible notes as of September 30, 2024, and their activities during the nine months ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	1,529,167	$0.75	3.88	$-
Issued	2,000,000	$0.88	4.47	-
Exercised	(1,000,000)	-	-	-
Outstanding as of September 30, 2024	2,529,167	$0.85	4.35	$-

13. STOCK OPTIONS

On October 30, 2020, the Company issued an aggregate of 54,518 (post-split, thereafter in this note for number of options and the exercise price) shares of common stock in lieu of unpaid salaries of certain employees and unpaid consulting fees under the 2016 Equity Incentive Plan, as amended, at a conversion price of $20 per share; the total amount of converted salaries and consulting fees was $1,090,361. On November 21, 2020, the Company entered into acknowledgement agreements and stock option purchase agreements with these employees and consultant; pursuant to which the Company granted stock options to purchase 54,518 shares of the Company’s common stock in lieu of common stock. The options were vested at the grant date and become exercisable for 10 years from the grant date.

On October 15, 2021, the Company entered into stock option agreements with 11 directors and 3 employees, pursuant to which the Company granted options to purchase an aggregate of 128,000 shares of common stock under the 2016 Equity Incentive Plan, as amended, at an exercise price of $30 per share. The options were vested at the grant date and become exercisable for 10 years from the grant date.

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company agreed to grant options to purchase an aggregate of 76,192 shares of common stock under the 2016 Equity Incentive Plan, at an exercise price of $30 per share, exercisable for 10 years from the grant date. As of September 30, 2024, these stock options have not been granted.

Options issued and outstanding as of September 30, 2024, and their activities during the nine months ended are as follows:

	Number of Underlying Shares (post-split)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	258,710	$27.9	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2024	258,710	$27.9	6.99	$-
Exercisable as of September 30, 2024	258,710	$27.9	6.99	$-
Vested and expected to vest	258,710	$27.9	6.99	$-

There are 386,021 options available for grant under the 2016 Equity Incentive Plan as of September 30, 2024. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. Accordingly, the Company recognized $0 stock-based compensation expense in connection with employee stock options for the nine months ended September 30, 2024 and 2023, respectively. There were no options exercised during the nine months ended September 30, 2024. As of September 30, 2024, there were no unvested options.

The fair value of stock options granted for the year ended December 31, 2022 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended December 31, 2022

Risk free interest rate	2.79%
Expected term (in years)	5.00
Dividend yield	0%
Expected volatility	83.86%

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common stock and dilutive potential common stock outstanding during the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(186,561)	$(3,317,516)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	12,405,261	4,055,345
Stock options	-	-
Weighted-average shares outstanding - Diluted	12,405,261	4,055,345

Loss per share
-Basic and Diluted	$(0.02)	$(0.82)

	For the Nine months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(5,132,182)	$(7,404,722)

Denominator:
Weighted-average shares outstanding:
Weighted-average shares outstanding - Basic	11,164,093	3,555,474
Stock options	-	-
Weighted-average shares outstanding - Diluted	11,164,093	3,555,474

Loss per share
-Basic and Diluted	$(0.46)	$(2.08)

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

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

The Company has no finance leases. The Company’s leases primarily include various office and laboratory spaces, copy machines, and vehicles under various operating lease arrangements. The Company’s operating leases have remaining lease terms of up to approximately five years.

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Operating lease right-of-use assets	$507,659	$809,283
LIABILITIES
Operating lease liabilities (current)	365,458	401,826
Operating lease liabilities (non-current)	142,201	407,457

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2024	2023
	(Unaudited)
Operating lease expenses	$134,795	$96,875

	Nine months Ended September 30,
	2024	2023
	(Unaudited)
Operating lease expenses	$397,262	$288,751

Other information related to leases is presented below:

	Nine months Ended September 30,
	2024	2023
	(Unaudited)
Cash paid for amounts included in the measurement of operating lease liabilities	$205,621	$288,751
Stock paid for amounts included in the measurement of operating lease liabilities	$191,641	$-

	September 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term:
Operating leases	1.36 years	1.73 years

Weighted Average Discount Rate:
Operating leases	0.46%	1.5%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2024 (excluding nine months ended September 30, 2024)	$101,130
2025	350,088
2026	56,916
2027	-
2028	-
Thereafter	-
Total future minimum lease payments, undiscounted	508,933
Less: Imputed interest	(1,274)
Present value of future minimum lease payments	$507,659

16. SUBSEQUENT EVENTS

In October 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company will issue 64,147 shares of common stock for the rent payable for October 2024, at the average VWAP (Volume Weighted Average Price) of last five trading days of October 2024 in total of $32,074. These shares are restricted for six months from the issuance but no later than April 30, 2025. The November 2024 rent of $32,074 will also be paid in the form of the Company’s common stock, at the average of last five trading days of November 2024. These shares are restricted for six months from the issuance but no later than May 31, 2025.

On October 18, 2024, the Company issued Lind 200,000 shares of the Company’s common stock as a repayment of $200,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor. Based on the conversion price of $0.4229, the Company made an additional $147,892 cash repayment in addition to the issuance of 200,000 shares.

In November 2024, the Company and Lind entered into a letter agreement, pursuant to which Lind will exercise, for cash, 500,000 of its Pre-Existing Warrant, to purchase shares of Common Stock at a reduced exercise price of $0.42 per share.

In October 2024, the title transfer process of the land acquired by AiBtl was completed, and AiBtl now possesses the land through a fully owned Taiwan-based subsidiary.

In October 2024, AiBtl entered an agreement with an investor that AiBtl will issue a convertible note for $30,000. The note has a 1-year term, bears no interest, and can be converted to AiBtl’s common shares at $5 per share any time prior to maturity. AiBtl can repay the note at any time prior to the maturity date without penalty.

Except as disclosed above, the Company has evaluated subsequent events and transactions that occurred after September 30, 2024 up through the date the Company issued these unaudited consolidated financial statements on November 14, 2024. All subsequent events requiring recognition as of September 30, 2024 have been incorporated into these unaudited consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Institutions that have or are now conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II completed. NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D - Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 1 completed. Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine. Phase II, Part 2 clinical study sites include UCSF and 5 locations in Taiwan. The Principal Investigators are Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D.; Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital; Cheng-Ta Li, M.D., Taipei Veterans General Hospital. Phase II, Part 2 began in the 1st quarter of 2022 at the 5 Taiwan sites. The UCSF site joined the study in the 2nd quarter of 2023. The subjects enrolled in the study has reached the number for interim analysis in December 2023, and the interim analysis of the study is in progress.

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. - Cedars Sinai Medical Center (CSMC). The Phase I clinical study will be initiated in the fourth quarter of 2024.

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand Sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina. The Phase II study started in the 2nd quarter of 2023, and the company is working on improvements to the Vitargus Product through the new batch of investigational product.

The following trials are expected to begin in the fourth quarter of 2024:

●	Drug: ABV-1519, Non-Small Cell Lung Cancer treatment, Phase I/II Study in Taiwan, Principal Investigator: Dr. Yung-Hung Luo, M.D., Taipei Veterans General Hospital (TVGH)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, Principal Investigator: Andrew E. Hendifar, MD - Cedars Sinai Medical Center (CSMC)

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

As of June 21, 2023, Dr. Howard Doong resigned as the Company’s CEO and was replaced by Dr. Uttam Patil. The Company and its CFO, Leeds Chow have been negotiating the terms of his employment agreement since the end of July 2024; due to disagreements regarding salaries due and payable, Mr. Chow informed the Company that he is suspending his work as CFO. The disagreement relates solely to salary owed and payable to Mr. Chow and is not the result of any disagreements with the Company on any matter related to the Company’s disclosures in its public filings. The Company’s CEO, Uttam Patil, will assume the duties of interim Chief Financial Officer until the parties settle the disagreement and Leeds resumes his position as CFO.

On August 14, 2023, the Company entered into a cooperation agreement (the “Agreement”, the transaction contemplated therein the “Transaction”) with Zhonghui United Technology (Chengdu) Group Co., Ltd., a Company established under the Law of People’s Republic of China (“Zhonghui”). Pursuant thereto, the Company acquired 20% of the ownership of a property and the parcel of the land (the “Property”) owned by Zhonghui in Leshan, Sichuan, China. The valuation of the Property as of April 18, 2023, which was assessed by an independent third party, is estimated to be approximately RMB 264,299,400 or approximately $37,000,000. In exchange, the Company agreed to issue to Zhonghui, an aggregate of 370,000 shares of the Company’s common stock, at a per share price of $20 (the “Zhonghui Shares”). On September 4, 2023, the Company and Zhonghui entered into an amendment to the Agreement to clarify that, in no event will the Company issue to Zhonghui shares of common stock, in connection with the Transaction, in an amount exceeding 19.99% of the issued and outstanding shares as of the date of the Agreement.

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

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, is married to TS Jiang, the Company’s Chief Strategic Officer and owns approximately 15.4% of the Company’s issued and outstanding shares of common stock. In consideration for the Land, the Company was to pay Shuling (i) 703,496 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership; the Company may reconsider the transaction at a later date. The shares were returned and the warrants were not issued.

On March 25, 2024, the Company, and one of its co-development partners, BioFirst Corporation, a company registered in Taiwan (“BioFirst”), each entered into a twenty-year, global definitive licensing agreement (the “Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of September 30, 2024, the Company received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. For the period ended September 30, 2024, the Company has received $296,000 as the partial second milestone payment and recognized as licensing revenue according to ASC 606.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Licensed Products”), within North America for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share5) 30 days after entering into the Oncox Agreement and $625,000 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. For the period ended September 30, 2024, the Company has received $200,000 as the partial second milestone payment and recognized as licensing revenue according to ASC 606.

On May 8, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic Cancer (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share6 ) within 30 days of entering into the May 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the May 2024 Oncox Agreement, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share7) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of Net Sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share8) 30 days after entering the May 23, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of Net Sales, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees.

[5]	Price was determined through private negotiations between the parties; no third-party valuation was completed.
[6]	Id.

[7]	Id.
8	Id.

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

Series A Convertible Preferred Stock

As of September 30, 2024, no Series A Convertible Preferred Stock has been issued by the Company.

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

The Agreement also requires Biolite JP to obtain a bank facility in the amount of JPY 30,460,000 (approximately $272,000), for its initial working capital purposes. Pursuant to the Agreement, each Shareholder agrees to guarantee such bank facility if the bank requires a guarantee. Accordingly, the Company may be liable for the bank facility in an amount up to JPY 14,925,400 (approximately $134,000), which represents 49% of the maximum bank facility. The Agreement further provides that Biolite JP shall issue annual dividends at the rate of at least 1.5% of Biolite JP’s profits, if it has sufficient cash to do so.

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

The Agreement contains standard indemnification terms, except that no indemnifying party shall have any liability for an individual liability unless it exceeds JPY 500,000 (approximately $4,500) and until the aggregate amount of all liabilities exceeds JPY 2,000,000 (approximately $18,000) and then only to the extent such liability exceed such limit.

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

Recent Research Results

Vitargus® Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group& East Melbourne Retina of the two Australian sites. The Phase II study has started in the 2nd quarter of 2023. The company is working on improvements to the Vitargus product through the new batch of investigational product.

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

Public Offering & Financings

2024 Financings

On October 18, 2024, the Company issued Lind 200,000 shares of the Company’s common stock as a repayment of $200,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor. Based on the conversion price of $0.4229, the Company made an additional $147,892 cash repayment in addition to the issuance of 200,000 shares.

On September 11, 2024, the Company issued Lind 200,000 shares of the Company’s common stock as a repayment of $200,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor. Based on the conversion price of $0.6575, the Company made an additional $90,722 cash repayment in addition to the issuance of 200,000 shares.

On July 12, 2024, the Company issued Lind 200,000 shares of the Company’s common stock as a repayment of $200,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor. Based on the conversion price of $0.7907, the Company made an additional $88,403 cash repayment in addition to the issuance of 200,000 shares.

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

As of June 30, 2024, this February 2023 Lind Note was fully repaid. On February 23, 2023, the Company entered into a securities purchase agreement (the “Lind Securities Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of the Company’s common stock at an initial conversion price of $10.5 per share, subject to adjustment (the “Note Shares”). The Company also issued Lind a common stock purchase warrant (the “Lind Warrant”) to purchase up to 529,1,67 shares (post-split) of the Company’s common stock at an initial exercise price of $10.5 per share, subject to adjustment (each, a “Warrant Share,” together with the Note, Note Shares and Warrants, the “Lind Securities”).

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

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as contract liabilities upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company fulfills its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

Examples of collaborative agreements the Company has entered into are as follows:

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of September 30, 2024, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

Collaborative agreement with BioLite, Inc., our subsidiary

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

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, BriVision entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 4). Pursuant to Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both BriVision and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3,000,000 in connection with the Co-Dev Agreement as additional paid-in capital during the year ended December 31, 2017. During the year ended December 31, 2017, the Company received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NTD$50 (approximately equivalent to $1.64 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

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

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, BriVision entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 10).

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

The Agreement also requires BioLite JP to obtain a bank facility in the amount of JPY 30,460,000 (approximately $272,000), for its initial working capital purposes. Pursuant to the Agreement, each Shareholder agrees to guarantee such bank facility if the bank requires a guarantee. Accordingly, the Company may be liable for the bank facility in an amount up to JPY 14,925,400 (approximately $134,000), which represents 49% of the maximum bank facility. The Agreement further provides that BioLite JP shall issue annual dividends at the rate of at least 1.5% of Biolite’s profits, if it has sufficient cash to do so.

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

The Agreement contains standard indemnification terms, except that no indemnifying party shall have any liability for an individual liability unless it exceeds JPY 500,000 (approximately $4,500) and until the aggregate amount of all liabilities exceeds JPY 2,000,000 (approximately $18,000) and then only to the extent such liability exceed such limit.

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

Results of Operations - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)%

Revenue	$389,276	$15,884	$373,392	2351%
Gross Profits (Loss)	$388,980	$(13,730)	$402,710	-2933%
Operating Expenses	$339,033	$2,141,143	$(1,802,110)	-84%
Income (Loss) from Operations	$49,947	$(2,154,873)	$2,204,820	-102%
Interest (Expense), Net	$(175,272)	$(1,178,378)	$1,003,106	-85%
Other Expense	$(8,592)	$(35,828)	$27,236	-76%
Net Loss	$(134,272)	$(3,369,080)	$3,234,808	-96%

Revenues. We generated $389,276 and $15,884 in revenues for the three months ended September 30, 2024 and 2023, respectively. The increase in revenues was mainly due to the revenue recognized from licensing to ForSeeCon and OncoX. In addition to FDA application service revenue generated in both periods, the licensing revenues contributed the main growth in the revenue. Please refer to the above collaborative agreements for details.

Operating Expenses. Our operating expenses have decreased by $1,802,110 or 84%, to $339,033 for the three months ended September 30, 2024 from $,2141,143 for the three months ended September 30, 2023. Such a decrease in operating expenses was mainly attributable to the decrease in selling, general and administrative expenses and research and development expenses.

Interest income (expense), net. was $(175,272) for the three months ended September 30, 2024, compared to ($1,178,378) for the three months ended September 30, 2023. The decrease in net interest expense of $1,003,106, or approximately 85%, was primarily due to the decrease in interest expense due to recognition of interest expense for the converted notes for proper accounting purposes.

Other Expense. Our other expense was $8,592 for the three months ended September 30, 2024, compared to other expense of $35,828 for the three months ended September 30, 2023. The change was principally caused by the increase in loss on equity investment and offsetting by increase in gain on foreign exchanges in the three months ended September 30, 2024.

Net Loss. As a result of the above factors, our net loss was $134,272 for the three months ended September 30, 2024 compared to $3,369,080 for the three months ended September 30, 2023, representing a decrease of $3,234,808, or 96%.

Results of Operations - Nine months Ended September 30, 2024 Compared to Nine months Ended September 30, 2023.

The following table presents, for the nine months indicated, our unaudited consolidated statements of operations information.

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)%

Revenue	$507,623	$150,265	$357,358	238%
Gross Profits (Loss)	$506,860	$(12,566)	$519,426	-4134%
Operating Expenses	$4,877,944	$6,242,333	$(1,364,389)	-22%
Loss from Operations	$(4,371,084)	$(6,254,899)	$1,883,815	-30%
Interest (Expense), Net	$(1,088,797)	$(1,242,041)	$153,244	-12%
Other Expense	$(38,638)	$(2,899)	$(35,739)	1233%
Net Income Loss	$(5,387,980)	$(7,580,535)	$2,192,555	-29%

Revenues. We generated $507,623 and $150,265 in revenues for the nine months ended September 30, 2024 and 2023, respectively. The increase in revenues was mainly due to the revenue recognized from licensing to ForSeeCon and OncoX. In addition to FDA application service revenue generated in both periods, the licensing revenues contributed the main growth in the revenue. Please refer to the above collaborative agreements for details.

Operating Expenses. Our operating expenses have decreased by $1,364,389, or 22%, to $4,877,944 for the nine months ended September 30, 2024 from $6,242,333 for the nine months ended September 30, 2023. Such a decrease in operating expenses was mainly attributable to the decrease in stock-based compensation expenses by $2,957,736 which relates to costs in conjunction with employee compensation and non-employee share-based payments.

Interest income (expense), net. was $(1,088,797) for the nine months ended September 30, 2024, compared to $(1,242,041) for the nine months ended September 30, 2023. The decrease of $153,244, or approximately 12%, was primarily due to the decrease in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Other Expense. Our other expense was $38,638 for the nine months ended September 30, 2024, compared to other expense of $2,899 for the nine months ended September 30, 2023. The change was principally caused by the increase in loss on equity method investment, while being offset by the increase in foreign exchange income for the nine months ended September 30, 2024.

Net Loss. As a result of the above factors, our net loss was $5,387,980 for the nine months ended September 30, 2024 compared to $7,580,535 for the nine months ended September 30, 2023, representing an decrease of $2,192,555, or 29%.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
Current Assets	$2,148,327	$1,656,709
Current Liabilities	$6,315,642	$5,932,490
Working Capital (Deficit)	$(4,167,315)	$(4,275,781)

Going Concern and Liquidity Consideration

For the nine months ended September 30, 2024, the Company reported net loss of $5,387,980. As of September 30, 2024, the Company’s working capital deficit was $4,167,315. In addition, the Company had net cash outflows of $1,315,534 from operating activities for the nine months ended September 30, 2024. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue to improve operations to generate positive cash flows by 1) ensuring our cash consideration from our licensing agreements be fully collected soon, 2) raising additional capital through private or public offerings, 3) strictly controlling cash operating expenses, and 4) reducing debts and interest expense.

Notably, the Company has generated cash inflow and reduced a substantial amount of debts during the first nine months ended September 30, 2024, from $2.2 million to $1.6 million. We also reduced our outstanding warrants from 2.5 million shares to 2 million shares in October, receiving around $210,000 in cash. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. Management is committed to enhancing operations to generate positive cash flows to meet our operation needs.

Cash Flow from Operating Activities

During the nine months ended September 30, 2024 and 2023, the net cash used in operating activities were $1,315,534 and $3,756,385, respectively. The decrease was primarily due to the increase in licensing cash payment from ForSeeCon and OncoX, and the decrease in operating expenses. Company has been strictly controlling the operating cash outflow, such as making certain payments with shares in lieu of cash, extending vendors’ payment terms, and other initiatives to save the cash burn.

Cash Flow from Investing Activities

During the nine months ended September 30, 2024 and 2023, the net cash used in investing activities were $0 and $514,359 respectively. The increases were mainly due to the increase in prepayment for long-term investments during the nine months ended September 30, 2024.

Cash Flow from Financing Activities

During the nine months ended September 30, 2024 and 2023, the net cash provided by financing activities were $1,399,313 and $3,831,540, respectively. The decrease in net cash provided by financing activities were primarily due to the proceeds from issuance of convertible notes, Lind’s exercise of warrants, and common stock subscription in advance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 13, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2024.

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

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company will issue 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. and The Company will also issue variable number of shares equivalent to the August and September 2024 rent amount in total of $64,147 at the average VWAP (Volume Weighted Average Price) of last five trading days of July 2024. These shares are restricted for six months from the issuance but no later than February 15, 2025. 169,992 shares were issued on July 25, 2024 for the rent payables through July 2024, 43,458 shares were issued on August 14, 2024 for the August 2024 rent, and 46,072 shares were issued on September for the September 2024 rent. In October, 64,147 shares were issued for October rent payable in the amount of $32,074.

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

ABVC BioPharma, Inc.

Dated: November 14, 2024	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: November 14, 2024	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)