Form 10-K
period 2024-12-31
ABVC BIOPHARMA, INC.
filed 2025-04-15
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of registrant’s common stock as quoted on the Nasdaq Stock Market as of June 30, 2024 was $7.2 million.

As of April 11, 2025, the registrant had 15,778,305 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ABVC BioPharma, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

i

CONVENTIONS

Except where the context otherwise requires and for purposes of this annual report only:

“AiBtl” means AiBtl BioPharma, Inc. refers to a Delaware corporation and controlling subsidiary of ABVC;

“APR” or “annual percentage rate” refers to the annual rate that is charged to borrowers, including a fixed interest rate and a transaction fee rate, expressed as a single percentage number that represents the actual yearly cost of borrowing over the life of a loan;

“BioKey” means BioKey, Inc. refers to a California corporation and wholly-owned subsidiary of ABVC;

“BioKey Cayman” means BioKey (Cayman), Inc. refers to a Cayman corporation and wholly-owned subsidiary of ABVC;

“BioLite” means BioLite Holding, Inc. refers to a Nevada corporation and a wholly-owned subsidiary of ABVC;

The “Board” or “Board of Directors” refers to the board of directors of the Company;

“CDMO” refers to the Contract Development & Manufacturing Organization services BioKey provides, such as an API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing.

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

“Subsidiary” or “Subsidiaries,” refer to American BriVision Corporation, sometimes referred to as “BriVision”, AiBtl, BioLite, BioKey, BioKey Cayman, and Yunzhiyi Co., Ltd (“Yunzhiyi”), a Taiwan corporation;

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

ITEM 1. DESCRIPTION OF BUSINESS

Industry Overview

The biotechnology industry focuses on developing breakthrough products and technologies to combat various diseases through efficient industrial manufacturing. Biotechnology is an important business sector in the world’s economies and is vital to human health. Companies engaged in biotechnology generally require large amounts of capital investment for their research & development activities. Developing and commercializing a new drug or medical device may take up to tens of years. ABVC (“we” or the “Company”) is an early-stage biotechnology company with a pipeline of seven new drugs and one medical device under development, all of which are licensed from related parties of the Company.

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

Business

As of the date of this Report, the Company’s revenue has come from outlicensing our intellectual properties and providing CDMO services. The Company focuses on developing a product pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company’s scientists and other specialists known to the Company to identify drugs or medical devices that it believes demonstrate efficacy and safety based on the Company’s internal qualifications. Once a drug or medical device is shown to be a good candidate for further development and ultimately commercialization, ABVC licenses the drug or medical device from the original researchers and introduces the drug or medical device clinical trial plan to highly respected principal investigators in the United States, Australia and Taiwan. In almost all cases, ABVC has found that research institutions in each country are eager to work with the Company to move forward with Phase II clinical trials.

Institutions that have or are now conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II completed. NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 1 completed. Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine. Phase II, Part 2 clinical study sites include UCSF and 5 locations in Taiwan. The Principal Investigators are Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D.; Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital; Cheng-Ta Li, M.D., Taipei Veterans General Hospital. Phase II, Part 2 began in the 1st quarter of 2022 at the 5 Taiwan sites. The UCSF site joined the study in the 2nd quarter of 2023. The subjects enrolled in the study has reached the number for interim analysis in December 2023, and the interim analysis of the study is in progress.

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC). The Phase I clinical study will be initiated around the end of 2025.

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand Sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina. The Phase II study started in the 2nd quarter of 2023, and the company is working on improvements to the Vitargus Product through the new batch of investigational product.

The following trials are expected to begin in the third quarter of 2025

●	Drug: ABV-1519, Non-Small Cell Lung Cancer treatment, Phase I/II Study in Taiwan, Principal Investigator: Dr. Yung-Hung Luo, M.D., Taipei Veterans General Hospital (TVGH)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

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

The BioKey facility comprises a GMP suite, product development area, analytical laboratory, food processing area, caged GMP storage area receiving area and two warehouses. The facility was remodeled in December 2008 and received its first drug manufacturing license in June 2009. ABVC’s current drug manufacturing license allows it to manufacture drug products under IND for human clinical trials until the expiration of the license on December 2, 2024. The renewal of licenses is in progress.

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

Beta-glucans in maitake mushrooms have been shown to reduce cholesterol, resulting in improved artery functionality and overall better cardiovascular health, lowering the risk of heart disease. Further, studies have shown that the beta-glucans in maitake mushrooms strengthen the immune system. In a trial of postmenopausal breast cancer patients, oral administration of a maitake extract was shown to have immunomodulatory effects. In a different Memorial Sloan Kettering Cancer Center trial, maitake extracts enhanced neutrophil and monocyte function in patients with myelodysplastic syndrome. It boosts the production of lymphokines (protein mediators) and interleukins (secreted proteins), improving immune response. Further, clinical trials have shown beta-glucans to lower blood glucose levels, helping to activate insulin receptors while reducing insulin resistance in diabetes management.

BioKey has entered into a three-year distribution agreement with Define Biotech Co. Ltd. This Taiwan-based pharmaceutical marketing company focuses on selling drugs, dietary supplements, and medical products in the Asia-Pacific region. The agreement grants Define Biotech the exclusive right to distribute this new dietary supplement in China and Taiwan in exchange for the commitment to purchase $3.0 million of the new product over three years. Renewal of the contract is under negotiation.

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

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, on July 10, 2023, Nasdaq granted the Company an extension until August 30, 20203, to comply with Listing Rule 5550(b)(1). On July 31, 2023, the Company issued 300,000 shares of Common Stock and 200,000 pre-funded warrants, at an exercise price of $0.01 per share, in a registered direct offering. Pursuant to this transaction, the stockholders’ equity was increased by $1.75 million. On August 1, 2023, $500,000 of Notes were converted at $3.50 per share and the holder received 142,857 shares of Common Stock. As a result of this conversion, the stockholders’ equity was increased by $0.5 million. Additionally, on August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock. Accordingly, stockholders’ equity increased by $7.4 million.  On February 23, 2023, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of Common Stock at an initial conversion price of $1.05 per share, subject to adjustment. On August 24, 2023, the Company started repaying Lind the monthly installments due under the Lind Notes; $308,000 was repaid via the issuance of 176,678 shares of Common Stock (the “Monthly Shares”) at the Redemption Share Price (as defined in the Lind Note) of $1.698 per share. Pursuant to the terms of the Lind Note, Lind increased the amount of the next monthly payment to one million dollars, such that as of September and together with the Monthly Shares, the Company repaid Lind a total of $1 million by September 2023. As a result, the stockholders’ equity increased by an additional $1 million. As a result of the four transactions referenced above, the Company’ estimated that its stockholders’ equity would increase by approximately $10.65 million. On September 6, 2023, Nasdaq issued a letter that the Company is in compliance with Rule 5550(b)(1), but noted that if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting.

On July 10, 2024, the Company received a notification letter from the Staff notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until January 6, 2025, to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance. If the Company does not regain compliance during such 180-day period, the Company may be eligible for an additional 180 calendar days, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2), and provide a written notice of its intention to cure this deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

On January 9, 2025, the Company received a notification from Nasdaq granting the Company an additional 180 days, until July 7, 2025, to meet the minimum bid price requirement of $1.00 per share, as outlined in Nasdaq Listing Rule 5550(a)(2) (the “Rule”). To satisfy the Rule, the Company’s common stock must achieve a closing bid price of at least $1.00 for a minimum of ten consecutive trading days within this extension period; if successful, Nasdaq will confirm compliance with the Rule and close this matter. If compliance is not achieved by the new deadline, Nasdaq may initiate delisting procedures, which the Company would have the right to appeal.

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

For the Phase II trial of ABV-1601, ABVC plans to recruit a maximum number of 54 cancer patients with depression, to whom ABVC intends to administer ABV-1601 oral capsules. ABVC is engaging the Principal Investigator at Cedars-Sinai Medical Center in the U.S. which designed a randomized, double-blind dose escalation study with a comparator-controlled group to assess the efficacy and safety profile of ABV-1601, primarily against Montgomery-Åsberg Depression Rating Scale (MADRS) total score. The primary endpoint of the Phase II trial is a change in MADRS, Hospital Anxiety and Depression Scale (HADS), subscales (HADS-A and HADS-D), and Clinical Global Impression Scale (CGI) total scores from baseline in patients taking PDC-1421 compared to the comparator. As of the date of this report, Part I of Phase II clinical protocol, which is an open trial, has been approved by the Cedars-Sinai Medical Center IRB Committee. This study will be initiated around the end of 2025.

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

The Company expects to begin Phase II clinical trials of ABV-1702 in the fourth quarter of 2025 and is actively looking for qualified principal investigators and an appropriate site for the study; therefore, the timing cannot be guaranteed.

2.	ABV-1703 to treat Pancreatic Cancer

ABVC developed a new indication for pancreatic cancer from maitake extract, named ABV-1703, and licensed it to Rgene to prepare its IND application with the FDA. On August 25, 2017,the FDA approved ABV-1703’s Phase II trial. According to the ABVC-Rgene Co-development Agreement, ABVC is responsible for coordinating and conducting the clinical trials of ABV-1703 globally and Rgene is responsible for preparing the related FDA applications. As of the date of this report, we are engaging Cedars-Sinai Medical Center in the U.S. to conduct the Phase II clinical trial and plan to initiate the Phase II trial in 2025.  We plan to submit ABV-1703’s Phase II clinical trial IND to the Taiwan FDA after we commence the clinical trials in the United States.

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

According to the BioFirst Agreement, we will co-develop and commercialize BFC-1401 or ABV-1701 with BioFirst. We must pay BioFirst $3.0 million (the “Total Payment”) in cash or common stock of BriVision on or before September 30, 2018 in two installments. An upfront payment of $300,000, representing 10% of the Total Payment due under the Collaboration Agreement, was to be paid upon executing the BioFirst Agreement. BriVision will receive 50% of the future net licensing income or net sales profit when ABV-1701 is sublicensed or commercialized. On June 30, 2019, the Company and BioFirst entered into a Stock Purchase Agreement (the “Purchase Agreement”), according to which the Company will issue 428,571 shares of the Company’s common stock to BioFirst in consideration for $3.0 million owed by the Company to BioFirst in connection with the BioFirst Collaborative Agreement. For more information about the BioFirst Agreement and Purchase Agreement, please refer to the current reports on Form 8-K filed on July 24, 2017 and July 12, 2019.

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

On May 26, 2017, American BriVision Corporation entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company. According to the Co-Dev Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-17 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene must pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of BriVision’s past research efforts and contributions made by BriVision before the Co-Dev Agreement was signed and it does not relate to any future commitments made by BriVision and Rgene in this Co-Dev Agreement. In addition to the $3.0 million, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and both BriVision and Rgene shall equally share any development costs.

By June 1, 2017, the Company had delivered all research, technical, and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the total amount of $3.0 million in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. During the year ended December 31, 2017, the Company received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company recognized an investment loss of $549. On December 31, 2018, the Company determined to entirely write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

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

Intellectual Property

The new drug candidates depend on or are the subject of the following patents and patent applications.

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
1	granted	DE202007003503 U1	8/23/2007	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Germany	MPITDC
2	granted	7531519	5/12/2009	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	The U.S.	MPITDC
3	granted	4620652	11/20/2006	11/19/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Japan	MPITDC
4	granted	I 314453	9/21/2006	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Taiwan	MPITDC
5	granted	I389713	3/21/2013	10/13/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	Taiwan	NHRI
6	granted	US 8197849 B2	6/12/2012	8/30/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	The U.S.	NHRI
7	granted	AU 2011/215775 B2	4/17/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Australia	NHRI
8	granted	KR 10-1428898	8/4/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Korea	NHRI
9	granted	CA 2786911 (C)	10/6/2015	2/10/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Canada	NHRI
10	granted	WO2011100469 A1	N/A(4)	N/A(4)	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	PCT	NHRI
11	granted	EP 2534200	4/8/2015	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	European Union (Germany, United Kingdom, France, Switzerland, Spain, Italy)	NHRI
12	granted	特許第 5885349號 (P5885349)	2/9/2011	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Japan	NHRI
13	granted	ZL 201180005494.7	12/24/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	China	NHRI
14	granted	HK1178188	3/6/2015	6/21/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute(3)	Hong Kong (5)	NHRI
15	granted	US 16/936,032	9/4/2020	9/4/2040	Polygala extract for the treatment of major depressive disorder	US	BioLite
16	granted	TW I821593	11/1/2023	7/22/2040	Polygala extract for the treatment of major depressive disorder	Taiwan	BioLite
17	granted	US17/120,965	12/20/2020	12/20/2040	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	U.S.	BioLite
18	granted	TW 110106546	2/24/2021	2/24/2041	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	Taiwan	BioLite
19	granted	TW I792427	02/11/2023	07/19/2041	Storage Media For Preservation of Corneal Tissue	Taiwan	NHRI
20	granted	AU2021314052B2	04/09/2024	04/09/2041	Polygala Extract for the Treatment of Major Depressive Disorder	Australia	BioLite

21	applied	202180001626. 2	Polygala Extract for the Treatment of Major Depressive Disorder	China
22	applied	特願 2023502736	Polygala Extract for the Treatment of Major Depressive Disorder	Japan
23	applied	21 846 424.6	Polygala Extract for the Treatment of Major Depressive Disorder	Europe
24	applied	110106546	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Taiwan
25	applied	202180001615. 4	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	China
26	applied	特願 2023536203	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Japan
27	applied	21 907 345.9	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Europe
28	applied	2021403197	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Australia

(1)	“MPITDC” stands for Medical and Pharmaceutical Industry Technology and Development Center, Taiwan.

(2)	“NHRI” stands for National Health Research Institutes, Taiwan.

(3)	The patent name is translated into English and the original patent name is written as “交联氧化透明质酸作为眼球玻璃体之替代物.”

(4)	The starting date and expiration date of patents under PTC are subject to the laws of the specific participating jurisdiction where the patent application is filed. We have subsequently submitted such patent to the jurisdictions listed in No.22 herein above.

(5)	NHRI has obtained standard patent in Hong Kong based on the registration of the patent (listed as No.24 herein) granted by the State Intellectual Property Office, People’s Republic of China.

Corporate History and Structure

ABVC was incorporated under the laws of the State of Nevada on February 6, 2002 and has four wholly-owned Subsidiaries: BriVision, BioLite Holding, Inc., BioKey Cayman, and BioKey, Inc. BriVision was incorporated in July 2015 in the State of Delaware and is in the business of developing pharmaceutical products in North America.

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

Yunzhiyi, a Taiwan corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, one of the Company’s director. This entity is set up for holding the land in Taiwan that AiBtl is in the process of acquiring, which land will be used for developing health related business. As of the date hereof, the transfer of the land’s title is currently under government review, pending completion of the title transfer registration. Due to Taiwan’s legal restrictions prohibiting foreign entities from directly owning farmland, the parties agreed to structure the arrangement through nominee holdings.

Incorporated in California on November 20, 2000, BioKey has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

Upon closing of the Mergers on February 8, 2019, BioLite and BioKey became two wholly-owned subsidiaries of ABVC.

BioKey Cayman was incorporated in Cayman Islands in July 2023, which is 100% owned by ABVC. This subsidiary has no activities since inception.

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AiBtl BioPharma Inc. (“AiBtl”, or “AiBtl”) for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite received 23 million shares of AiBtl stock at $10 per share, and if certain milestones are met, each may receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million. Upon the issuance of the shares, AiBtl became a subsidiary of ABVC.

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

Effective March 14, 2024, the Company’s Board for Directors approved amending the Company’s Bylaws to amend Section 2.8 of the Company’s Bylaws to revise the number of shares needed to establish a quorum at shareholder meetings. The Amendment changes the quorum requirement from a majority to 33-1/3% of the votes entitled to be cast on a matter.

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

Employees

As of December 31, 2024, we, including the subsidiaries, have 19 employees, 16 of which are full-time, located in the U.S. and Taiwan.

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

Sales to customers outside the United States accounted for 100% and 93% for the years ended December 31, 2024 and 2023, respectively. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2024, our working capital is in deficit of $4.4 million, consisting of outstanding current liabilities were approximately $6.6 million, which consisted primarily of short-term bank loans and accrued expenses.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting related to not having sufficient and skilled accounting personnel with appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective  as of December 31, 2024. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

Failure to maintain the effectiveness of our disclosure controls and procedures has led to a misstatement in our financial statements and a restatement. If we do not remediate the identified material weakness and continue to lack effective internal controls, we may be unable to prevent additional errors or misstatements in the future, which could harm our operating results, subject us to regulatory scrutiny or sanctions, cause investors to lose confidence in our reported financial information, and negatively impact the market price of our common stock.

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

On July 10, 2024, the Company received a notification letter from the Staff notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until January 6, 2025, to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance. If the Company does not regain compliance during such 180-day period, the Company may be eligible for an additional 180 calendar days, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2), and provide a written notice of its intention to cure this deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

On January 9, 2025, the Company received a notification from Nasdaq granting the Company an additional 180 days, until July 7, 2025, to meet the minimum bid price requirement of $1.00 per share, as outlined in Nasdaq Listing Rule 5550(a)(2) (the “Rule”). To satisfy the Rule, the Company’s common stock must achieve a closing bid price of at least $1.00 for a minimum of ten consecutive trading days within this extension period; if successful, Nasdaq will confirm compliance with the Rule and close this matter. If compliance is not achieved by the new deadline, Nasdaq may initiate delisting procedures, which the Company would have the right to appeal.

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

ITEM 2. PROPERTIES

Our Subsidiary BioLite has its laboratories located in Hsinchu Biomedical Science Park, with an address of 2nd Floor, No. 20, Sec. 2, Shengyi Rd., Zhubei City, Hsinchu County 302, Taiwan (R.O.C.). On January 1, 2015, BioLite Taiwan entered into a lease agreement with the National Science Park Administrative Office (Hsinchu City) under which it rents two dormitory buildings in Hsinchu County, Taiwan for a period of five years. The aggregate leasing area amounts to approximately 678 square meters (equivalent to approximately 7,298 square feet) on the second floor of the building. The leased space counts for approximately 1.9% of the total space of the building. On January 1, 2020 and January 1, 2024, BioLite Taiwan extended the contract for another five and five years respectively. The new expiration date is on December 31, 2029. The rent increases by a small percentage each year during the term of the lease agreement. BioLite paid $48,406 and $50,572 in rental expense for the laboratory space for the years ended December 31, 2024 and 2023, respectively.

Another subsidiary BioKey is headquartered in Fremont, California. BioKey’s office lease will end on February 28, 2026 and the office occupies approximately 28,186 square feet. BioKey’s space consists of offices, research and production laboratories, and manufacturing facilities, which are GMP certified. BioKey has an option to extend the lease for its offices in Fremont for a period of five years commencing February 28, 2026, and BioKey may exercise this option for 5 more years. The total BioKey’s rental expenses were $421,894 and $353,466 for the years ended December 31, 2024 and 2023, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of December 31, 2024, our common stock, par value $0.001 per share (the “Common Stock”), is currently quoted on the Nasdaq Capital Markets under the symbol “ABVC”.

Holders. As of April 11, 2025, we had approximately 656 shareholders of record of our common stock.

Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

During the period covered by this report, the Company has not issued unregistered securities to any person, except as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and, unless otherwise indicated below, the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder regarding offshore offers and sales. All recipients had adequate access, though their relationships with the Registrant, to information about the Registrant. All following number of shares are post-split.

In January 2022, the Company agreed to pay the deferred service fees related to the public offering closed on August 5, 2021 amounting to $4,296,763 by issuing 130,601 shares of unrestricted common shares, valued at $32.9 per share on the grant date.

In March 2022, the Company issued 7,500 shares to BarLew Holdings, LLC, a consultant (“Barlew”). On January 1, 2022, the Company engaged Barlew for consulting and advisory services for six months, with a monthly payment of USD15,000, as well as additional compensation of 7,500 shares of restricted common stock.

In March 2022, the Company issued 24,225 warrants to a FINRA member firm.

On May 11, 2022, the Company and certain investors entered into certain securities purchase agreement relating to the offer and sale of 200,000 shares of common stock, par value $0.001 per share in a registered direct offering.

On July 10, 2022, the Board approved the issuance of 7,500 shares of common stock to Barlew Holdings, LLC pursuant to the consulting agreement by and between Barlew Holdings, LLC and the Company dated July 1, 2022, and 25,000 shares of common stock to Inverlew Advisors, LLC, in accordance with the consulting agreement by and between Inverlew Advisors, LLC and the Company dated July 1, 2022.

On December 1, 2022, the Company issued 12,5000 and 10,000 common shares to Euro-Asia Investment & Finance Corp Ltd. and Thalia Media Ltd. for consulting and advisory services.

On January 3, 2023, the Company issued 22,341 common shares to a consultant for providing consulting services on listing to NASDAQ in 2021.

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

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui. Pursuant thereto, the Company acquired 20% of the ownership of a property and the parcel of the land owned by Zhonghui in Leshan, Sichuan, China (collectively, the “Property”). During the third quarter of 2023, the Company issued to Zhonghui, an aggregate of 370,000 shares of the Company’s common stock, at a per share price of $1.87. The Company also issued 29,600 common stock to consultants for providing consulting services on the above transaction.

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

In June 2024, the Company entered into a stock purchase agreement with an investor, which the Company will issue 41,387 shares of common stock at $0.75 per share to the investor for cash. As of December 31, 2024, the proceeds were received. Due to certain stock transfer processes, one of the Company’s shareholders transferred such shares to the investor on behalf of the company in July 2024; the company plans to issue the same number of shares to the transferring shareholder soon.

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company issued 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. The Company also issued 43,458 shares on August 14, 2024 for the August 2024 rent, and 46,072 shares were issued on September 3, 2024 for the September 2024 rent. Further, we issued 64,147 shares on October 29, 2024 for October rent, 45,293 shares on November 13, 2024 for November rent, and 30,422 shares on December 26, 2024 for half month of December rent. In 2025, we issued 28,135 shares, 22,031 shares, and 30,488 shares for each of the half month rent from January 2025 to March 2025, respectively.

In December 2024, the Company issued 117,277 shares of its common stock to employees as compensation.

In April 2025, the Company conducted a private offering of its common stock to several individual non-US investors, issuing an aggregate of 502,081 unregistered shares of common stock at $0.60 per share, raising a total of $301,250.

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the year ended December 31, 2024, the Company generated $509,589 in revenue, mainly from the outlicensing our intellectual property and providing Contract Development & Manufacturing Organization (“CDMO”) services.

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

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land (collectively, the “Property”) owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock at $1.87 per share (the “Zhonghui Shares”).

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

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AiBtl for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The Licensed Products for MDD and ADHD, owned by ABVC and BioLite, were valued at $667 million by a third-party evaluation. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite received 23 million shares of AiBtl stock at $10 per share, and if certain milestones are met, each of ABVC and BioLite may receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million. Upon the issuance of the shares, AiBtl became a subsidiary of ABVC. On June 23, 2024, the Company and BioLite, each entered into an amendment to the licensing agreement with AiBtl, pursuant to which the Company and BioLite have agreed to allow AiBtl to pay the second milestone payment in the amount of $3,500,000 per licensing agreement, incrementally (such as $50,000), at any given time, rather than in one lump sum.

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

On May 8, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic Cancer (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Marketsfor 20 years (the “May 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) within 30 days of entering into the May 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the May 2024 Oncox Agreement, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into the same agreement with ABVC’s affiliate, Rgene Corporation.

On May 14, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering into the Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into the same agreement with ABVC’s affiliate, Biolite, Inc.

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

Use of acquired land

ABVC acquired the real estate described above for the long-term purpose of supporting its pipeline of products and reducing costs. As per FDA guidelines, the raw material of botanical drugs must be grown in a specific area under Good Agricultural Practices (GAP) or in an environmentally fully controlled plant factory to maintain quality. By acquiring land, ABVC plans to grow its botanical drug raw materials under its control; doing this will help the Company maintain the quality of the product and lower the cost of raw materials, which in turn will lower the cost of the drug substance and the drug product when its botanical drugs become commercialized.

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

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, on July 10, 2023, Nasdaq granted the Company an extension until August 30, 20203, to comply with Listing Rule 5550(b)(1). On July 31, 2023, the Company issued 300,000 shares of Common Stock and 200,000 pre-funded warrants, at an exercise price of $0.01 per share, in a registered direct offering. Pursuant to this transaction, the stockholders’ equity was increased by $1.75 million. On August 1, 2023, $500,000 of Notes were converted at $3.50 per share and the holder received 142,857 shares of Common Stock. As a result of this conversion, the stockholders’ equity was increased by $0.5M. Additionally, on August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock. Accordingly, stockholders’ equity increased by $7.4 million. On February 23, 2023, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of Common Stock at an initial conversion price of $1.05 per share, subject to adjustment. On August 24, 2023, the Company started repaying Lind the monthly installments due under the Lind Notes; $308,000 was repaid via the issuance of 176,678 shares of Common Stock (the “Monthly Shares”) at the Redemption Share Price (as defined in the Lind Note) of $1.698 per share. Pursuant to the terms of the Lind Note, Lind increased the amount of the next monthly payment to one million dollars, such that as of September and together with the Monthly Shares, the Company repaid Lind a total of $1M by September 2023. As a result, the stockholders’ equity increased by an additional $1 million. As a result of the four transactions referenced above, the Company’ estimated that its stockholders’ equity would increase by approximately $10.65 million. On September 6, 2023, Nasdaq issued a letter that the Company is in compliance with Rule 5550(b)(1), but noted that if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting.

On July 10, 2024, the Company received a notification letter from the Staff notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until January 6, 2025, to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance. If the Company does not regain compliance during such 180-day period, the Company may be eligible for an additional 180 calendar days, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2), and provide a written notice of its intention to cure this deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

On January 9, 2025, the Company received a notification from Nasdaq granting the Company an additional 180 days, until July 7, 2025, to meet the minimum bid price requirement of $1.00 per share, as outlined in Nasdaq Listing Rule 5550(a)(2) (the “Rule”). To satisfy the Rule, the Company’s common stock must achieve a closing bid price of at least $1.00 for a minimum of ten consecutive trading days within this extension period; if successful, Nasdaq will confirm compliance with the Rule and close this matter. If compliance is not achieved by the new deadline, Nasdaq may initiate delisting procedures, which the Company would have the right to appeal.

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

Public Offering & Financings

2025 Financings

During the first quarter of 2025, the Company continued to strategically manage its outstanding convertible debt obligations with Lind Global Fund II, LP. In connection with the Senior Convertible Promissory Note issued in November 2023 (2nd Lind Note), the Company has successfully completed all conversions through equity issuances, thereby extinguishing the remaining principal balance. As of the date of this filing, only the corresponding cash components for four prior conversions remain to be settled, which the Company intends to address through the exercise of outstanding warrants—demonstrating a proactive and non-dilutive repayment approach. Additionally, for the Senior Convertible Promissory Note issued in January 2024 (3rd Lind Note), the Company has reduced the outstanding balance to $600,000, following two equity conversions of $200,000 each. The remaining cash obligations for these conversions are also expected to be fulfilled in a similar warrant-based strategy, although no definitive agreement has been entered as of the date hereof and there is no guarantee that a definitive agreement will be entered. These steps reflect the Company’s commitment to meeting its obligations while preserving long-term shareholder value and capitalizing on structured equity mechanisms to support operational continuity and financial health.

On January 5, 2025, the Company and Lind entered into a third letter agreement (the “December Letter Agreement”), pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants (the number of warrants so exercised is herein referred to as the “Outstanding Exercised Warrants”) to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. Other than the Outstanding Exercised Warrants, the exercise price of the remaining warrants held by Lind remained unchanged. Pursuant to the December Letter Agreement, the Company also agreed not to sell or issue any additional shares of common stock for a period of 15 days following the closing, with some noted exceptions.

2024 Financings

On November 4, 2024, the Company and Lind entered into another letter agreement (the “November Letter Agreement”), pursuant to which Lind agreed to exercise, for cash, 500,000 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.42 per share.

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

On May 22, 2024, the Company and Lind entered into a letter agreement, pursuant to which Lind Global Fund II, LP (“Lind”) exercised, for cash, 1,000,000 of its Pre-Existing Warrants (all of the warrants issued to Lind on February 23, 2023, November 17, 2023 and January 17, 2024 are hereinafter referred to as the “Pre-Existing Warrants”) to purchase shares of Common Stock at a reduced exercise price of $0.75 per share. Lind also received a new warrant to purchase 1,000,000 shares Common Stock, exercisable at any time on or after the date of its issuance and until the five-year anniversary thereof, for $1.00 per share (the “New Lind Warrant”).

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

This was a related party transaction. In 2024, the Company recognized fully $150,000 loss in equity method investment based on continuing operating losses of BioLite JP.

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

Restatement of Consolidated Financial Statements

The Company has restated its financial statements as of and for the year ended December 31, 2023, to correct misstatements in those prior periods related to improperly applying accounting guidance on the share-based payments, incorrectly recognizing interest expenses upon the conversion of convertible debts, and misidentifying the existence of non-controlling interest of our subsidiary.

As disclosed in Note 5, the Company entered into a cooperation agreement on August 14, 2023 with Zhong Hui Lian He Ji Tuan, Ltd. (the “Zhonghui”) to acquire 20% of the ownership of certain property and a parcel of the land. According to the agreement, the Company issued 370,000 shares of its common stock as the consideration, and used $20 dollar per share to recognize the right as construction in progress on the balance sheet.

At the time of preparing its 2024 financial statements, the Company reviewed the entire transaction, its relevant agreements and documentation, as well as the applicable accounting guidance. The Company applied FASB Accounting Standard Codification (“ASC”) 845 Nonmonetary Transactions to determine the fair value of the asset acquired would be more evident than the fair value of the consideration in exchange, the Company’s restricted common stocks. The real estates acquired comes with a third-party valuation of $7,400,000 per the Company’s stake, which the value of the acquired assets is guaranteed by Zhonghui. Upon further review, the Company considered ASC 718 Compensation – Stock Compensation, should have been the appropriate guidance to apply given the Company’s common stocks are listed in Nasdaq with more observable fair value (Level 1). Furthermore, at the time of issuance of these financial statements, no real estate title was transferred to the Company. As a result, the Company adjusted the carrying value of the asset and reclassified the balance to “Prepayment for asset acquisition” account to reflect the value of 370,000 shares issued at $1.87, the closing price as of the contract date. The Company also corrected the share price used to recognize stock compensation expense from $20 to $1.87 for the 29,600 shares of common stock issued on the same day to several consultants. As a result, these adjustments reduced $6,708,100 for asset recognized and $536,648 for stock-compensation expense incurred in 2023.

In February 2023, the Company issued a convertible note to LIND Global Fund II, LP (Note 7). Due to misapplication of ASC 470-20 instead of ASC 815-40, the Company overstated interest expenses $1,179,667 for the year ended December 31, 2023. The overstatement is offsetting against additional paid-in capital due to the convertible note being converted to the Company’s own common stocks instead of being repaid or disposition.

In November 2023, the Company and one of its subsidiaries entered into a licensing agreement with AiBtl. The Company accounted for a 100% control of AiBtl as of December 31, 2023, but later discovered that AiBtl had outstanding founder shares that were not deposited to the stock transfer agent in the timely manner. Such shares reduced the Company’s controlling interest from 100% to 69.70%. Accordingly, the Company adjusted the relevant accounts in our consolidated financial statements.

As discussed in Note 12, in July 2019 the Company issued 644,972 shares (post-split) of the Company’s common stock to four consultants for their services. Such stock-based expenses were amortized over 5 years starting from the issuance date. Per the Company’s further review, the services, along with the agreements, were completed by December 31, 2022. Pursuant to ASC 718, the costs of services should be recognized along with the period when services are received. Therefore, the Company reversed share-based compensation expenses of $451,480 and $902,960 for the years ended December 31, 2024 and 2023, respectively. The accumulated deficit as of December 31, 2022 was corrected with the Stock Subscription Receivables for $1,354,440 as a result of such adjustments.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations, and statements of cash flows as of and for the year ended December 31, 2023 is presented below.

	December 31, 2023
Consolidated Balance Sheets	As Reported	Adjustments	As Restated
Construction in progress	$7,400,000	$(7,400,000)	$-
Prepayment for acquisition of assets	-	691,900	691,900
Total Assets	14,492,599	(6,708,100)	7,784,499

Accrued expenses and other current liabilities	3,696,380	(148,028)	3,548,352
Convertible notes payable	569,456	317,066	886,522
Due to related parties	173,132	361	173,493
Current Liabilities	5,932,490	169,399	6,101,889
Total Liabilities	6,361,627	169,399	6,531,026

Total stockholders’ deficit attributable to the Company	8,388,050	(6,833,940)	1,554,110
Noncontrolling interest	(257,078)	(43,559)	(300,637)
Total stockholders’ equity	8,130,972	(6,877,499)	1,253,473
Total Liabilities and equity	$14,492,599	$(6,708,100)	$7,784,499

	Year Ended December 31, 2023
Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Stock based compensation	$1,635,708	$(1,449,775)	$185,933
Interest (expenses)	(2,493,340)	1,179,669	(1,313,671)
Net loss attributable to noncontrolling interests	(394,632)	(98,162)	(492,794)
Net income (loss)	(10,910,288)	2,629,444	(8,280,844)
Basic and diluted net loss per common share	$(2.43)	$0.63	$(1.80)

	Year Ended December 31, 2023
Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Net income (loss)	$(10,910,288)	$2,629,444	$(8,280,844)
Stock-based compensation	1,635,708	(1,449,775)	185,933
Other non-cash income and expenses	2,413,746	(1,169,504)	1,244,242
Accrued expenses and other current liabilities	786,793	(148,028)	638,765
Net cash used in operating activities	(4,048,985)	(137,863)	(4,186,848)

Due to related parties*	(186,860)	361	(186,499)
Proceeds from subsidiary’s common stock subscription	-	137,500	137,500
Net cash provided by financing activities	$3,732,100	$137,861	$3,918,961

*	Due to related parties previously reported amount was reclassified to financing activities based on current year’s presentation.

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

Concentration of Clients

As of December 31, 2024, management estimated all accounts receivable balances are uncollectible and recognized $11,993 of credit loss.

As of December 31, 2023, the most major client, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87% of the Company’s total account receivable.

For the year ended December 31, 2024, the out-licensing income from our two major licensees, accounts for 58% and 39% of the Company’s total revenues.

For the year ended December 31, 2023, the most major client, distributing nutritional supplement in Asia Pacific, accounted for 80% of the Company’s total revenues.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents amounted to $248,382 and $60,155, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2024 and 2023, the Company’s restricted cash amounted $615,433 (NTD 20.2 million) and $656,625 (NTD 20.1 million), respectively.

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

Allowance for expected credit losses accounts was $616,414 and $616,505 as of December 31, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 (ASC 606), Revenue from Contracts with Customers. Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Impairment of Long-Lived Assets

The Company has adopted ASC subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Long-term Equity Investment

The Company acquires the equity investments to promote business and strategic objectives. The accounting treatment for equity investments, where the Company does not have control over the investees, is as follows:

●	Marketable equity investments: The Company measures marketable equity securities at fair value at each reporting date, with unrealized gains and losses recognized in net income in accordance with ASC 321. Fair value is determined based on quoted market prices or other observable inputs.

●	Non-marketable equity investments: When the equity method does not apply, non-marketable equity investments are accounted for at cost, adjusted for observable price changes in orderly transactions for identical or similar investments and for impairments, if applicable.

●	Equity method investments: Investments in which the Company has the ability to exercise significant influence, but not control, over the investee, are accounted for using the equity method. The Company recognizes its proportionate share of the investee’s income or loss in gains (losses) on equity investments on a monthly basis.

Significant judgment is required to identify whether an impairment exists in the valuation of the Company’s non-marketable equity investments, considering this a critical accounting estimate. Its yearly analysis considers both qualitative and quantitative factors that may have a significant impact on the investee’s fair value. Qualitative analysis of its investments involves understanding the financial performance and near-term prospects of the investee, changes in general market conditions in the investee’s industry or geographic area, and the management and governance structure of the investee. Quantitative assessments of the fair value of its investments are developed using the market and income approaches. The market approach includes the use of comparable financial metrics of private and public companies and recent financing rounds. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees’ revenue, costs, and discount rates. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.

Other-Than-Temporary Impairment

The Company periodically reviews its non-marketable equity investments and equity method investments, with recognition in earnings when declines in value are considered other than temporary. the Company assesses the severity and duration of any impairment, along with qualitative and quantitative factors, such as the investee’s financial performance, adverse market or regulatory conditions, operational changes, or additional funding needs. Evidence of a loss in value might include the inability to recover the carrying amount of the investment or the investee’s failure to sustain earnings capacity to justify its valuation. Impairments deemed other than temporary are recorded in gains (losses) on equity investments, even if the decline exceeds the losses recognized under the equity method, where applicable.

Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, as applicable. Upon issuance, the Company evaluates whether the embedded conversion feature should be bifurcated as a derivative under ASC 815 or classified within equity under ASC 470-20. This assessment includes analyzing the terms of the conversion feature and determining if it requires separate accounting. If the conversion feature is classified as equity, the proceeds from the issuance are allocated between the debt and equity components. The debt component is recorded at its fair value, and the residual amount is allocated to equity. The debt component is carried at amortized cost, with any discount amortized to interest expense over the term of the note using the effective interest method. Upon conversion, the carrying amount of the debt is reclassified to equity, and no gain or loss is recognized. If the note is settled in cash, any difference between the carrying amount and the settlement amount is recognized in earnings.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company determined that upon further review of the warrant agreement, the Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $11,642 and $10,314 for the years ended December 31, 2024 and 2023, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,995,049 and $0 for the years ended December 31, 2024 and 2023, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” and FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $506,583 and $185,933 for the years ended December 31, 2024 and 2023, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2024 and 2023. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Loss Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

Commitments and Contingencies

The Company has adopted ASC 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an assets had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Segment Reporting

ASC 280 “Segment Reporting” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies the operating segments based on how the chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.

The Company currently has one reportable segment.

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

Results of Operations — Year Ended December 31, 2024 Compared to Year Ended December 31, 2023.

	Year Ended December 31
	2024	2023 (Restated)	Increase / (Decrease)%
Revenue	$509,589	$152,430	$357,159	234%
Gross Profit	$508,826	$(149,607)	$658,433	-440%
Operating Expenses	$5,214,068	$6,617,127	$(1,403,059)	-21%
Loss from Operations	$(4,705,242)	$(6,766,734)	$2,061,492	-30%
Other (Expense), Net	$(664,334)	$(1,258,104)	$593,770	-47%
Interest (Expense), Net	$(738,541)	$(1,128,190)	$389,649	-35%
Net (Loss)	$(5,259,037)	$(8,280,844)	$3,021,807	-36%

Revenues. We generated $509,589 and $152,430 in revenues for the years ended December 31, 2024 and 2023, respectively. The increase of $357,159, or approximately 234%, was primarily caused by outlicensing our intellectual properties completed in 2024, comparing to certain CDOM service provided in 2023.

Operating Expenses. Our operating expenses were $5,214,068 for the year ended December 31, 2024, compared to $6,617,127 for the year ended December 31, 2023. Such decrease in operating expenses was mainly attributable to the decreased in selling, general and administrative expenses, decreased in research and development expenses, but offset by increasing in stock-based compensation expenses. We have been focusing our cost control initiatives to reduce to cash burns, with payments made with our restricted stocks.

Other Expense, Net. Other expense was $664,334 for the year ended December 31, 2024, compared to other expense of $1,258,104 for the year ended December 31, 2023. The change was principally caused by the decrease in interest expense, mainly from the convertible notes payable (pay off the 1st Lind Note and monthly repayment of 2nd Lind Note), while being offset by increase in loss on investment in equity securities for the year ended December 31, 2024.

Interest Income (Expense), Net, was $(738,541) for the year ended December 31, 2024, compared to $(1,128,190) for the year ended December 31, 2023. The decrease of $389,649 (or approximately 35%, was primarily due to the decrease in interest expense related to recognition of less interest expense for the converted notes for proper accounting purpose.

Net Loss. The net loss was $5,259,037 for the year ended December 31, 2024, compared to $8,280,844 for the year ended December 31, 2023. The Company reduce its net loss by $3,021,807 or approximately 36% during the year ended December 31, 2024, through more cost efficient funding resources and discontinuing certain consulting services.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2024	As of December 31, 2023 (Restated)

Current Assets	$2,179,815	$1,656,709
Current Liabilities	$6,557,461	$6,101,889
Working Deficit	$(4,377,646)	$(4,445,180)

	Year Ended December 31
	2024	2023 (Restated)	Change	%
Cash Flow Used In Operating Activities	$(1,809,145)	$(4,186,848)	$2,377,703	-57%
Cash Flow Used in Investing Activities	$-	$(360,186)	$360,186	-100%
Cash Flow Provided by Financing Activities	$1,980,769	$3,869,961	$(1,889,192)	-49%

Cash Flow from Operating Activities

During the years ended December 31, 2024 and 2023, the net cash used in operating activities were $1,809,145 and $4,186,848, respectively. The decrease in the amount of outflow $2,377,703 was primarily due to the increased in stock-based compensation as a payment for certain operating expenses, reduced in provision of credit losses, and increased in due to related parties.

Cash Flow from Investing Activities

During the years ended December 31, 2024 and 2023, the net cash used in investing activities were $0 and $360,186, respectively. The decrease in the amount of $360,186 was primarily due to the decrease in prepayment for equity investment and purchase of equipment, while being offset by the increase in prepayment for long-term investments during the year ended December 31, 2024.

Cash Flow from Financing Activities

During the years ended December 31, 2024 and 2023, the net cash provided by financing activities were $1,980,769 and $3,869,961, respectively. The Company’s financing activities in year 2024 are mainly focusing on reducing our debt and interest burden, while initiating certain fund raising activities through our subsidiary, AiBtl. During the year, we only sold the 3rd convertible note to Lind but paid off the 1st Lind Note and 2/3 of the 2nd Lind Note. We also issued certain common stock warrants as part of our financing activities in 2024. Comparing to 2023, we mainly relied on Lind Notes and warrants as our financing resource. We are on the process to reduce the reliance to the private equity funding as our out-licensing activities have remarkable breakthrough in 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Simon & Edward, LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-41 of this Report.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2485)

PAGE	F-5	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2024 AND DECEMBER 31, 2023.

PAGE	F-6	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023.

PAGE	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023.

PAGES	F-8	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023.

PAGES	F-9	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

17506 Colima Road, Ste 101, Rowland Heights, CA 91748 Tel: +1 (626) 581-0818 Fax: +1 (626) 581-0809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

ABVC BioPharma, Inc.

Fremont, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ABVC BioPharma, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company incurred substantial losses during the year ended December 31, 2024. As of December 31, 2024, the Company had a working capital deficit and net cash outflows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Prepayment for asset acquisition

As described in Notes 5 of the consolidated financial statements, the Company entered into a cooperation agreement on August 14, 2023, under which it is expected to acquire ownership of certain properties and a parcel of land in Chengdu, China, by issuing 370,000 shares of common stock.

We identified the accounting for the initial recognition of the prepayment as a critical audit matter due to the Company’s use of its own common stock as consideration, coupled with the fact that the target assets were still under construction. This led to a high degree of auditor judgment, subjectivity and significant audit effort was required in performing procedures to evaluate management’s determination of the cost and timing of control obtained.

The primary procedures we performed to address this critical audit matter included:

➢	Obtained and reviewed the cooperation agreement and other related legal documents, to evaluate the terms and conditions.

➢	Inquired with the management regarding the arrangement outlined in the agreement

➢	Inspected the real property ownership certificate issued by the PRC authorities.

➢	Inspected the appraisal report of the real property under construction.

➢	Tested the issuance of common stock through transfer agent confirmation procedure.

➢	Examined the fair value applied in determining the cost of the acquired asset.

➢	Verified the recognition of the asset by recalculating the cost to ensure accuracy.

Issuance and Conversion of Senior Convertible Promissory Note (the “Notes”)

As outlined in Note 7 to the consolidated financial statements, during the reporting period, the Company issued multiple convertible notes with detachable warrants. These financial instruments involved complex terms related to conversion features, fair value allocation, and classification between liabilities and equity under applicable accounting standards.

We identified the issuance and subsequent conversion of these notes as a critical audit matter due to the complexity of the financial instruments and the significant auditor judgment required. Auditing these matters involved extensive procedures and effort to evaluate management’s accounting conclusions and application of the relevant guidance.

The primary procedures we performed to address this critical audit matter included:

➢	Obtained and reviewed the agreements for the convertible notes and detachable warrants to understand the key terms.

➢	Evaluated management’s analysis of the classification and measurement of the convertible notes and warrants.

➢	Tested the fair value measurements used in allocating proceeds and assessing conversion features.

➢	Verified the initial recognition of the Notes by reviewing the amortization schedules, testing the inputs, and independently recalculating the schedules for accuracy.

➢	Assessed the accuracy and completeness of subsequent accounting entries, including verification of principal repayments and conversions to equity.

➢	Confirmed the ending balances through direct confirmations obtained from the creditors.

/s/ Simon & Edward, LLP

We have served as the Company's auditor since 2024.

PCAOB ID: 2485

Rowland Heights, California

April 15, 2025

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$248,382	$60,155
Restricted cash	615,433	656,625
Accounts receivable, net	-	1,530
Accounts receivable – related parties, net	-	10,463
Due from related parties – current	1,155,051	747,573
Short-term investments	64,736	79,312
Prepaid expense and other current assets	96,213	101,051
Total Current Assets	2,179,815	1,656,709

Property and equipment, net	511,088	569,278
Operating lease right-of-use assets	640,387	809,283
Long-term investments	2,258,754	2,527,740
Prepayment for long-term investments	1,124,842	1,274,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	133,121	141,231
Due from related parties – non-current, net	-	113,516
Total Assets	$7,539,907	$7,784,499

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank and other loans	$840,252	$899,250
Accrued expenses and other current liabilities	3,509,422	3,548,352
Contract liabilities	81,115	79,500
Taxes payables	-	112,946
Operating lease liabilities – current	403,581	401,826
Due to related parties	773,045	173,493
Convertible notes payable – third parties, net	950,046	886,522
Total Current Liabilities	6,557,461	6,101,889

Tenant security deposit	21,680	21,680
Operating lease liability – non-current	236,807	407,457
Total Liabilities	6,815,948	6,531,026
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 13,868,484 and 7,940,298 shares issued and outstanding as of December 31, 2024 and 2023, respectively (1)	13,868	7,940
Stock to be issued	31,040	-
Additional paid-in capital	78,595,065	73,978,380
Accumulated deficit	(68,949,807)	(64,046,929)
Accumulated other comprehensive income	445,665	516,387
Treasury stock	(8,909,691)	(8,901,668)
Total Stockholders’ equity	1,226,140	1,554,110
Noncontrolling interest	(502,181)	(300,637)
Total Equity	723,959	1,253,473

Total Liabilities and Equity	$7,539,907	$7,784,499

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023 (Restated)
Revenue	$509,589	$152,430

Cost of revenue	763	302,037

Gross profit (loss)	508,826	(149,607)

Operating expenses
Selling, general and administrative expenses	2,261,336	5,368,278
Research and development expenses	179,272	1,062,916
Stock-based compensation	2,773,460	185,933
Total operating expenses	5,214,068	6,617,127

Loss from operations	(4,705,242)	(6,766,734)

Other income (expense)
Interest income	87,358	185,481
Interest expense	(825,899)	(1,313,671)
Operating sublease income	48,478	65,900
Gain (loss) on foreign exchange changes	(25,135)	22,690
Loss on investment in equity securities	(339,171)	(221,888)
Write off unclaimed accrued liabilities	255,592	-
Other income, net	134,443	3,384
Total other income (expenses)	(664,334)	(1,258,104)

Loss before provision for income tax	(5,369,576)	(8,024,838)

Provision for income tax expense	(110,539)	256,006

Net loss	(5,259,037)	(8,280,844)

Net loss attributable to noncontrolling interests	(356,159)	(492,794)

Net loss attributed to ABVC and subsidiaries	(4,902,878)	(7,788,050)
Foreign currency translation adjustment	(70,722)	(741)
Comprehensive loss	$(4,973,600)	$(7,788,791)

Net loss per share:
Basic and diluted	$(0.42)	$(1.80)

Weighted average number of common shares outstanding (1):
Basic and diluted	11,673,980	4,335,650

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	2024	2023 (Restated)
Cash flows from operating activities
Net loss	$(5,259,037)	$(8,280,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,025	28,531
Stock-based compensation	2,773,460	185,933
Provision for doubtful accounts	11,993	1,455,101
Other non-cash expenses, net	532,769	1,244,245
Loss on investment in equity securities	339,171	221,888
Amortization of right-of-use asset	168,896	351,859
Deferred tax expense	-	115,668
Changes in operating assets and liabilities:
Accounts receivable	-	228,557
Prepaid expenses and other current assets	12,948	101,926
Due from related parties	(293,962)	(321,776)
Accrued expenses and other current liabilities	152,819	638,762
Contract liabilities	1,615	68,515
Tenant security deposit	-	13,700
Taxes payables	(112,946)	112,946
Operating lease liabilities	(168,896)	(351,859)
Net cash used in operating activities	(1,809,145)	(4,186,848)

Cash flows from investing activities
Purchase of equipment	-	(21,201)
Prepayment for equity investment	-	(338,985)
Net cash used in investing activities	-	(360,186)

Cash flows from financing activities
Issuance of common stock	-	1,050,000
Repayment of short-term bank loans	(29,152)	(1,000,000)
Proceeds from issuance of warrants	394,071	2,406,338
Proceeds from exercise of warrants	947,500	-
Proceeds from (repayment of) related party payables	599,552	(186,499)
Proceeds from convertible notes payable	342,095	1,462,622
Repayment of convertible notes payable	(327,017)	-
Repurchase of treasury stocks	(7,320)	-
Proceeds from issuance of a promissory note	30,000	-
Proceeds from common stock subscription	31,040	-
Proceeds from subsidiary's executive contribution	-	137,500
Net cash provided by financing activities	1,980,769	3,869,961

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(24,589)	2,125

Net increase (decrease) in cash and cash equivalents and restricted cash	147,035	(674,948)

Cash and cash equivalents and restricted cash
Beginning	716,780	1,391,728
Ending	$863,815	$716,780

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$22,539	$33,180
Income taxes paid	$25,863	$27,392

Non-cash financing and investing activities
Prepayment for asset acquisition by issuing common stock to a third party	$-	$691,900
Issuance of common stock for conversion of debt	$593,714	$1,786,686
Issuance of subsidiary’s common stock for consulting services	$383,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023 (Restated)

	Common Stock			Stock Sub	Additional			Treasury Stock		Non
	Number of shares (1)	Amounts (1)	Subscribed stock	scription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Stockholders’ Equity
Balance at December 31, 2022	3,286,190	$3,286	$-	$(1,354,440)	$67,937,050	$(54,904,439)	$517,128	(27,535)	$(9,100,000)	$137,554	$3,236,139
Prior period adjustment	-	-	-	1,354,440	-	(1,354,440)	-	-	-	-	-
Issuance of common shares for cash	300,000	300	-	-	1,049,700	-	-	-	-	-	1,050,000
Issuance of common shares for consulting service	51,941	52	-	-	196,048	-	-	-	-	-	196,100
Issuance of common shares for acquiring of Property	370,000	370	-	-	691,530	-	-	-	-	-	691,900
Issuance of common shares for exercise of convertible notes	3,732,167	3,732	-	-	1,782,954	-	-	-	-	-	1,786,686
Warrant issued with convertible notes payable	-	-	-	-	1,729,029	-	-	-	-	-	1,729,029
Issuance of pre-funded warrant	-	-	-	-	700,000	-	-	-	-	-	700,000
Exercise of pre-funded warrant	200,000	200	-	-	(200)	-	-	-	-	-	-
Subsidiary executive contribution	-	-	-	-	82,897	-	-	-	-	54,603	137,500
Net loss for the period	-	-	-	-	-	(7,788,050)	-	-	-	(492,794)	(8,280,844)
Cumulative transaction adjustments	-	-	-	-	-	-	(741)	-	-	-	(741)
Distribute as employee compensation	-	-	-	-	(190,628)	-	-	982	198,332	-	7,704
Balance at December 31, 2023	7,940,298	7,940	-	-	73,978,380	(64,046,929)	516,387	(26,553)	(8,901,668)	(300,637)	1,253,473
Issuance of common shares for Lind CN	1,705,303	1,706	-	-	592,008	-	-	-	-	-	593,714
Issuance of pre-funded warrant	-	-	-	-	394,071	-	-	-	-	-	394,071
Issuance of common shares for acquisition of property	703,496	703	-	-	-	-	-	(703,496)	(703)	-	-
Stock-based compensation	2,019,387	2,019	-	-	2,451,854	-	-	-	-	-	2,453,873
Issuance of common shares for exercise of warrants	1,500,000	1,500	-	-	946,000	-	-	-	-	-	947,500
Repurchase of common stock from a prior employee	-	-	-	-	-	-	-	(592)	(7,320)	-	(7,320)
Stock subscription received	-	-	31,040	-	-	-	-	-	-	-	31,040
Issuance of subsidiary's common shares for consulting service	-	-	-	-	225,690	-	-	-	-	157,810	383,500
Debt discount recognized from Issuance of subsidiary's convertible note	-	-	-	-	2,276	-	-	-	-	1,591	3,867
Decrease in ownership of subsidiary due to share issuance	-	-	-	-	4,786	-	-	-	-	(4,786)	-
Net loss for the period	-	-	-	-	-	(4,902,878)	-	-	-	(356,159)	(5,259,037)
Cumulative transaction adjustments	-	-	-	-	-	-	(70,722)	-	-	-	(70,722)
Balance at December 31, 2024	13,868,484	$13,868	$31,040	$-	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959

(1)	Prior period results have been adjusted to reflect the 1-for-10 reverse stock split effected on July 25, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ABVC BioPharma, Inc. (the “Company”), formerly known as American BriVision (Holding) Corporation, a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology to fulfill unmet medical needs and focuses on the development of new drugs and medical devices derived from plants. BriVision develops its pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company to identify drugs that BriVision believes demonstrate efficacy and safety. Once a drug appears to be a good candidate for development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia and Taiwan to conduct a Phase II clinical trial. At present, clinical trials for the Company’s drugs and medical devices are being conducted at such world-famous institutions including Stanford University, University of California San Fransisco (UCSF) and Cedar Sinai Medical Centre (CSMC).

The Company has four wholly-owned subsidiaries, BriVision, BioLite Holding Inc. (“BioLite Holding”), BioKey Inc. (“BioKey”), BioKey (Cayman), Inc (“BioKey Cayman”), and a majority-owned subsidiary, AiBtl BioPharma Inc. (“AiBtl”).

BioLite Holding was incorporated in the State of Nevada with wholly owned subsidiary BioLite BVI, Inc. (“BioLite BVI”) that was incorporated in the British Virgin Islands. BioLite BVI holds 73% ownership of BioLite Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 2006. BioLite Taiwan has been in the business of developing new drugs since it was incorporated.

Yunzhiyi, a Taiwanese corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, the Company’s director. This entity is set up for holding the land that AiBtl acquired in Taiwan for developing health related business in Taiwan.

Incorporated in California on November 20, 2000, BioKey has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

BioKey Cayman was incorporated in Cayman Islands in July 2023, which is 100% owned by ABVC. This subsidiary has no activities since inception.

Acquisition of AiBtl BioPharma Inc.

On November 12, 2023, the Company and BioLite Taiwan each entered into a multi-year, global licensing agreement with AiBtl for the Company and BioLite Taiwan’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (collectively, the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite Taiwan received 23 million shares of AiBtl stock and as a result, the Company has a controlling interest over AiBtl. If certain milestones are met, the Company and BioLite Taiwan are each eligible to receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million. The financial statements of AiBtl are included in the Company’s consolidated financial statements.

The Company concluded the assets acquired and liabilities assumed did not meet the definition of a business as a limited number of inputs were acquired but no substantive business processes or signs of output were acquired. As such, the acquisition was accounted for as an asset purchase. The purchase consideration was nonmonetary assets (patent) and transfer on November 12, 2023. The equity interest transferred to ABVC and BioLite Taiwan on December 15, 2023.

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the year ended December 31, 2024, the Company reported net loss of $5,259,037. As of December 31, 2024, the Company’s working capital deficit was $4,377,646.  In addition, the Company had net cash outflows of $1,809,145 from operating activities for the year ended December 31, 2024. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources:

●	cash generated from operations;

●	other available sources of financing from banks and other financial institutions in the U.S. and in Taiwan; and

●	financial support from the Company’s related parties and shareholders.

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended December 31, 2024 and 2023 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Restatement Background and Explanation

The Company has restated its financial statements as of and for the year ended December 31, 2023, to correct misstatements in those prior periods related to improperly applying accounting guidance on the share-based payments, incorrectly recognizing interest expenses upon the conversion of convertible debts, and misidentifying the existence of non-controlling interest of our subsidiary.

As disclosed in Note 5, the Company entered into a cooperation agreement on August 14, 2023 with Zhong Hui Lian He Ji Tuan, Ltd. (the “Zhonghui”) to acquire 20% of the ownership of certain property and a parcel of the land. According to the agreement, the Company issued 370,000 shares of its common stock as the consideration, and used $20 dollar per share to recognize the right as construction in progress on the balance sheet.

At the time of preparing its 2024 financial statements, the Company reviewed the entire transaction, its relevant agreements and documentation, as well as the applicable accounting guidance. The Company applied FASB Accounting Standard Codification (“ASC”) 845 Nonmonetary Transactions to determine the fair value of the asset acquired would be more evident than the fair value of the consideration in exchange, the Company’s restricted common stocks. The real estates acquired comes with a third-party valuation of $7,400,000 per the Company’s stake, which the value of the acquired assets is guaranteed by Zhonghui. Upon further review, the Company considered ASC 718 Compensation – Stock Compensation, should have been the appropriate guidance to apply given the Company’s common stocks are listed in Nasdaq with more observable fair value (Level 1). Furthermore, at the time of issuance of these financial statements, no real estate title was transferred to the Company. As a result, the Company adjusted the carrying value of the asset and reclassified the balance to “Prepayment for asset acquisition” account to reflect the value of 370,000 shares issued at $1.87, the closing price as of the contract date. The Company also corrected the share price used to recognize stock compensation expense from $20 to $1.87 for the 29,600 shares of common stock issued on the same day to several consultants. As a result, these adjustments reduced $6,708,100 for asset recognized and $536,648 for stock-compensation expense incurred in 2023.

In February 2023, the Company issued a convertible note to LIND Global Fund II, LP (Note 7). Due to misapplication of ASC 470-20 instead of ASC 815-40, the Company overstated interest expenses $1,179,669 for the year ended December 31, 2023. The overstatement is offsetting against additional paid-in capital due to the convertible note being converted to the Company’s own common stocks instead of being repaid or disposition.

In November 2023, the Company and one of its subsidiaries entered into a licensing agreement with AiBtl. The Company accounted for a 100% control of AiBtl as of December 31, 2023, but later discovered that AiBtl had outstanding founder shares that were not deposited to the stock transfer agent in the timely manner. Such shares reduced the Company’s controlling interest from 100% to 69.70%. Accordingly, the Company adjusted the relevant accounts in our consolidated financial statements.

As discussed in Note 12, in July 2019 the Company issued 644,972 shares (post-split) of the Company’s common stock to four consultants for their services. Such stock-based expenses were amortized over 5 years starting from the issuance date. Per the Company’s further review, the services, along with the agreements, were completed by December 31, 2022. Pursuant to ASC 718, the costs of services should be recognized along with the period when services are received. Therefore, the Company reversed share-based compensation expenses of $451,480 and $902,960 for the years ended December 31, 2024 and 2023, respectively. The accumulated deficit as of December 31, 2022 was corrected with the Stock Subscription Receivables for $1,354,440 as a result of such adjustments.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations, and statements of cash flows as of and for the year ended December 31, 2023 is presented below.

	December 31, 2023
Consolidated Balance Sheets	As Reported	Adjustments	As Restated
Property and equipment, net	$7,969,278	$(7,400,000)	$569,278
Prepayment for asset acquisition	-	691,900	691,900
Total Assets	14,492,599	(6,708,100)	7,784,499

Accrued expenses and other current liabilities	3,696,380	(148,028)	3,548,352
Convertible notes payable – third parties, net	569,456	317,066	886,522
Due to related parties	173,132	361	173,493
Current Liabilities	5,932,490	169,399	6,101,889
Total Liabilities	6,361,627	169,399	6,531,026

Additional paid-in capital	82,636,966	(8,658,586)	73,978,380
Total stockholders’ equity	8,388,050	(6,833,940)	1,554,110
Noncontrolling interest	(257,078)	(43,559)	(300,637)
Total Equity	8,130,972	(6,877,499)	1,253,473
Total Liabilities and Equity	$14,492,599	$(6,708,100)	$7,784,499

	Year Ended December 31, 2023
Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Stock based compensation	$1,635,708	$(1,449,775)	$185,933
Interest expenses	(2,493,340)	1,179,669	(1,313,671)
Net loss attributable to noncontrolling interests	(394,632)	(98,162)	(492,794)
Net loss	(10,910,288)	2,629,444	(8,280,844)
Basic and diluted net loss per common share	$(2.43)	$0.63	$(1.80)

	Year Ended December 31, 2023
Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Net income (loss)	$(10,910,288)	$2,629,444	$(8,280,844)
Stock-based compensation	1,635,708	(1,449,775)	185,933
Other non-cash income and expenses	2,413,746	(1,169,501)	1,244,245
Accrued expenses and other current liabilities	786,793	(148,031)	638,762
Due to related parties	(186,860)	186,860	-
Net cash used in operating activities	(4,235,845)	(48,997)	(4,186,848)
Due to related parties*	-	(186,499)	(186,499)
Proceeds from subsidiary’s executive contribution	-	137,500	137,500
Net cash provided by financing activities	3,918,960	(48,999)	3,869,961
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,125-	(2)	2,123
Purchase of Property and equipment by issuing common stock to a third party	7,400,000	(7,400,000)	-
Prepayment for asset acquisition by issuing common stock to a third party	-	691,600	691,900
Issuance of common stock for conversion of debt	$3,306,112	$(1,519,426)	$1,786,686

*	Due to related parties previously reported amount was reclassified to financing activities based on current year’s presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the U.S. GAAP and pursuant to the regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and account balances have been eliminated. The Company’s fiscal year is the calendar year.

Reclassifications of Prior Year Presentation

Certain amounts on prior year’s consolidated financial statements have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with the U.S. GAAP that requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

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

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, due from related parties, prepaid expenses and other current assets, accrued expenses and other current liabilities, and due to related parties, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loans, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of the limit of $91,500 (NTD 3.0 million) covered by Taiwan Central Deposit Insurance Corporation, and the limit of $250,000 covered by the U.S. Federal Deposit Insurance Corporation’s insurance limits. However, the Company does not anticipate any losses on excess deposits. The Company does not enter into financial instruments for hedging, trading or speculative purposes.

The Company performs ongoing credit evaluation of its customers and requires no collateral. Credit losses and allowance for unbilled receivables are provided based on a review of the collectability of accounts receivable. The Company determines the amount of allowance for doubtful accounts by examining its historical collection experience and current trends in the credit quality of its customers as well as its internal credit policies. Actual credit losses may differ from our estimates.

Concentration of Clients

As of December 31, 2024, management estimated all accounts receivable balances are uncollectible and recognized $11,993 of credit loss.

As of December 31, 2023, the most major clients, specializes in developing and commercializing of dietary supplements and therapeutics in dietary supplement industry, accounted for 87% of the Company’s total account receivable.

For the year ended December 31, 2024, the out-licensing income from our two major licensees, accounts for 58% and 39% of the Company’s total revenues.

For the year ended December 31, 2023, the major client, distributing nutritional supplements in Asia Pacific, accounted for 80% of the Company’s total revenues.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents amounted to $248,382 and $60,155, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of cash held in a reserve bank account in Taiwan. As of December 31, 2024 and 2023, the Company’s restricted cash amounted $615,433 (NTD 20.2 million) and $656,625 (NTD 20.1 million), respectively.

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

Allowance for expected credit losses accounts was $616,414 and $616,505 as of December 31, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Revenues Derived from Research and Development Activities Services (Also known as the Contract Development & Manufacturing Organization Services (“CDMO”)) — Revenues related to research and development and regulatory activities are recognized when the related services or activities are performed, in accordance with the contract terms. The Company typically has only one performance obligation at the inception of a contract, which is to perform research and development services. The Company may also provide its customers with an option to request that the Company provides additional goods or services in the future, such as active pharmaceutical ingredient, API, or IND/NDA/ANDA/510K submissions. The Company evaluates whether these options are material rights at the inception of the contract. If the Company determines an option is a material right, the Company will consider the option a separate performance obligation.

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

Property and Equipment, net

Property and equipment, net is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method generally based on the following useful lives:

Estimated Life in Years
Buildings and leasehold improvements	5 ~ 50
Machinery and equipment	5 ~ 10
Office equipment	3 ~ 6

Impairment of Long-Lived Assets

The Company has adopted ASC subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Long-term Equity Investment

The Company acquires the equity investments to promote business and strategic objectives. The accounting treatment for equity investments, where the Company does not have control over the investees, is as follows:

●	Marketable equity investments: The Company measures marketable equity securities at fair value at each reporting date, with unrealized gains and losses recognized in net income in accordance with ASC 321. Fair value is determined based on quoted market prices or other observable inputs.

●	Non-marketable equity investments: When the equity method does not apply, non-marketable equity investments are accounted for at cost, adjusted for observable price changes in orderly transactions for identical or similar investments and for impairments, if applicable.

●	Equity method investments: Investments in which the Company has the ability to exercise significant influence, but not control, over the investee, are accounted for using the equity method. The Company recognizes its proportionate share of the investee’s income or loss in gains (losses) on equity investments on a monthly basis.

Significant judgment is required to identify whether an impairment exists in the valuation of the Company’s non-marketable equity investments, considering this a critical accounting estimate. Its yearly analysis considers both qualitative and quantitative factors that may have a significant impact on the investee’s fair value. Qualitative analysis of its investments involves understanding the financial performance and near-term prospects of the investee, changes in general market conditions in the investee’s industry or geographic area, and the management and governance structure of the investee. Quantitative assessments of the fair value of its investments are developed using the market and income approaches. The market approach includes the use of comparable financial metrics of private and public companies and recent financing rounds. The income approach includes the use of a discounted cash flow model, which requires significant estimates regarding the investees’ revenue, costs, and discount rates. The Company’s assessment of these factors in determining whether an impairment exists could change in the future due to new developments or changes in applied assumptions.

Other-Than-Temporary Impairment

The Company periodically reviews its non-marketable equity investments and equity method investments, with recognition in profit and loss when declines in value are considered other than temporary. the Company assesses the severity and duration of any impairment, along with qualitative and quantitative factors, such as the investee’s financial performance, adverse market or regulatory conditions, operational changes, or additional funding needs. Evidence of a loss in value might include the inability to recover the carrying amount of the investment or the investee’s failure to sustain earnings capacity to justify its valuation. Impairments deemed other than temporary are recorded in gains (losses) on equity investments, even if the decline exceeds the losses recognized under the equity method, where applicable.

Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, as applicable. Upon issuance, the Company evaluates whether the embedded conversion feature should be bifurcated as a derivative under ASC 815 or classified within equity under ASC 470-20. This assessment includes analyzing the terms of the conversion feature and determining if it requires separate accounting. If the conversion feature is classified as equity, the proceeds from the issuance are allocated between the debt and equity components. The debt component is recorded at its fair value, and the residual amount is allocated to equity. The debt component is carried at amortized cost, with any discount amortized to interest expense over the term of the note using the effective interest method. Upon conversion, the carrying amount of the debt is reclassified to equity, and no gain or loss is recognized. If the note is settled in cash, any difference between the carrying amount and the settlement amount is recognized in profit and loss.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company determined that upon further review of the warrant agreement, the Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development cost according to ASC 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

The Company accounts for R&D costs in accordance with ASC 730, Research and Development (“ASC 730”). Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, facilities-related overhead, and outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and preclinical materials, research costs, and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed.

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $11,642 (NTD 0.4 million) and $10,314 (NTD 0.4 million) for the years ended December 31, 2024 and 2023, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC 718 “Compensation-Stock Compensation”. Total director, officer, and employee stock-based compensation expenses were $1,995,049 and $0 for the years ended December 31, 2024 and 2023, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $506,583 for consulting services and $271,828 for rent for the year ended December 31, 2024, and $185,933 for consulting services for the year ended December 31, 2023.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2024 and 2023. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Loss Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

Commitments and Contingencies

The Company has adopted ASC 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Foreign-currency Transactions

For the Company’s subsidiaries in Taiwan, the foreign-currency transactions are recorded in New Taiwan Dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into NTD, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under the Statements of Changes in Stockholders’ Equity.

Segment Reporting

ASC 280 “Segment Reporting” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies the operating segments based on how the chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.

The Company currently has one reportable segment and assets are reviewed on a consolidated basis. As such, segment data is not provided.

The following tables present revenue and gross profit information for each of our only reportable segment:

	For The Years Ended December 31
	2024	2023 (Restated)
Revenue	$509,589	$152,430
Cost of Revenue	763	302,037
Segment Gross Profit (Loss)	$508,826	$(149,607)

Depreciation expense	$32,025	$28,531

The following table provides a reconciliation of total segment gross profit to the Company's loss before provision for income tax:

	For The Years Ended December 31
	2024	2023 (Restated)
Segment Gross Profit (Loss)	$508,826	$(149,607)
Less:
Selling, general and administrative expenses	2,261,336	5,368,278
Research and development expenses	179,272	1,062,916
Stock-based compensation	2,773,460	185,933
Add (Less):
Interest income	87,358	185,481
Interest expense	(825,899)	(1,313,671)
Operating sublease income	48,478	65,900
Gain (loss) on foreign exchange changes	(25,135)	22,690
Loss on investment in equity securities	(339,171)	(221,888)
Write off unclaimed accrued liabilities	255,592	-
Other income, net	134,443	3,384
Loss before provision for income tax	$(5,369,576)	$(8,024,838)

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

In December 2015, BHK has paid a non-refundable upfront cash payment of $1 million, or 10% of $10.0 million, upon the signing of BHK Co-Development Agreement. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash receipt as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this collaborative agreement was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this collaborative agreement. In August 2016, the Company has received the second milestone payment of NTD31,649,000, approximately equivalent to $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of the date of this report, the Company has not completed the first phase II clinical trial.

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of December 31, 2024 and 2023, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In 2015, the Company recognized the cash receipt in a total of NTD50 million, approximately equivalent to $1.6 million, as collaboration revenue when all research, technical, and development data was delivered to BHK. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this payment as collaboration revenue when all research, technical, data and development data was delivered to BHK. The cash receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this BHK Collaborative Agreements was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this BHK Collaborative Agreements.

In addition to the total of NTD50 million, approximately equivalent to $1.6 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of December 31, 2024 and 2023, the Company has not earned the royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, the Company through its subsidiary, BriVision, entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 12). Pursuant to Co-Dev Agreement, the Company and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3.0 million in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of the Company’s past research efforts and contributions before the Co-Dev Agreement was signed and it does not relate to any future commitments made by the Company and Rgene in this Co-Dev Agreement. In addition to $3.0 million, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both the Company and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under common control by a controlling beneficiary shareholder of YuanGene Corporation and the Company, the Company has recorded the full amount of $3.0 million in connection with the Co-Dev Agreement as additional paid-in capital during the year ended December 31, 2017. During the year ended December 31, 2017, the Company has received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NTD50 per share (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

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

As part of the Rgene Studies, the Company agreed to loan $1.0 million to Rgene, for which Rgene has provided the Company with a 5% working capital convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party by the first half of 2025, either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the Note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable.

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

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, the Company through its subsidiary, BriVision, entered into a collaborative agreement (the “BioFirst Collaborative Agreement”) with BioFirst Corporation (“BioFirst”), pursuant to which BioFirst granted the Company the global licensing right for medical use of the product (the “Product”): BFC-1401 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is one of the directors and Common Stock shareholders of BioFirst (See Note 10).

Pursuant to the BioFirst Collaborative Agreement, the Company will co-develop and commercialize the Product with BioFirst and pay BioFirst in a total amount of $3.0 million in cash or stock of the Company before September 30, 2018. The amount of $3.0 million is in connection with the compensation for BioFirst’s past research efforts and contributions made by BioFirst before the BioFirst Collaborative Agreement was signed and it does not relate to any future commitments in this BioFirst Collaborative Agreement. In addition, the Company is entitled to receive 50% of the future net licensing income or net sales profit, if any, and any development cost shall be equally shared by both the Company and BioFirst.

On September 25, 2017, BioFirst has delivered all research, technical, data and development data to the Company. The Company determined to fully expense the entire amount of $3.0 millionsince currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3.0 million is fully expensed as research and development expense during the year ended December 31, 2017.

On June 30, 2019, BriVision entered into a Stock Purchase Agreement (the “Purchase Agreement”) with BioFirst. Pursuant to the Purchase Agreement, the Company issued 42,857 shares (post-split) of the Company’s common stock to BioFirst in consideration for $3.0 million owed by the Company to BioFirst (the “Total Payment”) in connection with BioFirst Collaborative Agreement.

On August 5, 2019, BriVision entered into a second Stock Purchase Agreement (“Purchase Agreement 2”) with BioFirst. Pursuant to Purchase Agreement 2, the Company issued 41,470 shares (post-split) of the Company’s common stock to BioFirst in consideration for $2,902,911 owed by the Company to BioFirst in connection with a loan provided to BriVision from BioFirst.

On November 4, 2020, the Company executed an amendment to the BioFirst Collaborative Agreement to add ABV-2001 Intraocular Irrigation Solution and ABV-2002 Corneal Storage Solution to the agreement. ABV-2002 is utilized during a corneal transplant procedure to replace a damaged or diseased cornea while ABV-2001 has broader utilization during a variety of ocular procedures.

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

As of December 31, 2024, the Company has not earned any net licensing income or net sales profit earned by BioFirst under these collaborative agreements.

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers the Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. As of December 31, 2024, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, respectively, pursuant to the Amendment.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

5. PROPERTY AND EQUIPMENT, AND PREPAMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has offices and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024	December 31, 2023
Land	$338,966	$363,416
Buildings and leasehold improvements	2,219,244	2,227,431
Machinery and equipment	1,131,169	1,138,675
Office equipment	163,448	174,797
	3,852,827	3,904,319
Less: accumulated depreciation	(3,341,739)	(3,335,041)
Property and equipment, net	$511,088	$569,278

Depreciation expenses were $28,627 and $28,531 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, Land with book value amounted to approximately $338,966 and $363,416, respectively, were pledged for obtaining bank loan (see Notes 9 Bank loans).

Prepayment for asset acquisition

Prepayment for asset acquisition consists of the properties in Chengdu, China. The Company entered into a cooperation agreement on August 14, 2023, with Zhong Hui Lian He Ji Tuan, Ltd. (the “Zhonghui”). Pursuant thereto, the Company will acquire 20% of the ownership of certain property and a parcel of the land, with a view to jointly develop the property into a healthcare center for senior living, long-term care, and medical care in the areas of ABVC’s special interests, such as Ophthalmology, Oncology, and Central Nervous Systems. The plan is to establish a base for the China market and global development of these interests.

The valuation of such property is $37 million; based on the Company’s 20% ownership, the Company would acquire the value of $7,400,000. In exchange, the Company issued to Zhonghui an aggregate of 370,000 shares (the “Shares”) of common stock, at a per share price of $20.0. The Shares are subject to a lock-up period of one year following the closing date of the transaction. In addition, the parties agreed that, after one year following the closing of the transaction, if the market value of the Shares or the value of the property increases or decreases, the parties will negotiate in good faith to make reasonable adjustments. The Company’s ownership rights to the property and the associated land parcel, or a suitable replacement property, are safeguarded under the terms of the cooperation agreement, which is legally binding and enforceable.

As discussed in Note 2, the Company incorrectly applied ASC 845 instead of ASC 718, resulting in an adjustment of the reported value to from $7,400,000 to $691,900, and reclassification from Construction-in-Progress to Prepayment for Asset Acquisition.

The construction-in-progress property is planned to finish before the end of 2025.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	December 31,	December 31,	Accounting
Name of investees	2024	2023	treatments
Braingenesis Biotechnology Co., Ltd.*	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Eye Corporation (see Note 10)	19.78%	-%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	-%	Equity Method
Rgene Corporation	26.65%	26.65%	Equity Method

*	This company was acquired by Canal Biotech Corporation Inc. Our stock is in the process of replacement with the stock of the acquired company and the ownership percentage is subject to change.

(2)	The extent the investee relies on the company for its business is summarized as follows:

Name of investees	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)
BioLite Japan K.K.	The Company’s joint venture noncontrolling subsidiary perform research and development activities and explore business opportunities in Japan
ForSeeCon Eye Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loaned from the investee and provides research and development support service
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)

(3)	Long-term investment mainly consists of the following:

	December 31, 2024	December 31, 2023
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,727	$7,213
Genepharm Biotech Corporation	20,540	22,021
ForSeeCon Eye Corporation(d)	-	-
BioHopeKing Corporation	762,983	818,018
Subtotal	790,250	847,252
Equity Method Investments, net
BioFirst Corporation(a)	1,468,504	1,680,488
Rgene Corporation(b)	-	-
BioLite Japan K.K. (BioLite JP)(c)	-	-
OncoX BioPharma, Inc.(e)	-	-
Total	$2,258,754	$2,527,740

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2024 and 2023, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of December 31, 2024, the amount of prepayment for long-term investments in Biofirst is $1,124,842.

Summarized unaudited financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheets

	December 31, 2024	December 31, 2023
Current Assets	$1,323,952	$1,451,877
Non-current Assets	1,083,472	686,206
Current Liabilities	3,508,413	2,286,058
Non-current Liabilities	114,606	347,193
Stockholders’ Deficit	(1,215,595)	(495,168)

Statements of operations

	Year Ended December 31,
	2024	2023
Net sales	$357	$734
Gross profit	216	289
Net loss	(770,877)	(1,194,797)
Share of losses from investments accounted for using the equity method	(339,171)	(221,888)

(b)	Rgene Corporation (the “Rgene”)

Both Rgene and the Company are under common control by Dr. Tsung-Shann Jiang, the CEO and chairman of the BioLite Inc. Since Dr. Tsung-Shann Jiang is able to exercise significant influence, but not control, over the Rgene, the Company determined to use the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2024 and 2023, the Company owns 26.65% and 26.65% common stock shares of Rgene, respectively.

Summarized unaudited financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	December 31, 2024	December 31, 2023
Current Assets	$46,491	$50,538
Non-current Assets	222,988	250,716
Current Liabilities	1,546,123	2,591,960
Non-current Liabilities	319	811
Shareholders’ Deficit	(1,276,963)	(2,291,517)

Statements of operations

	Year Ended December 31,
	2024	2023
Net sales	$-	$-
Gross Profit	-	-
Net loss	(118,367)	(1,550,123)
Share of loss from investments accounted for using the equity method	-	-

(4)	Disposition of long-term investment

During the years ended December 31, 2024 and 2023, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows (not recognized since the carrying value of the investment was reduced to $0):

	Year Ended December 31,
	2024	2023
Share of equity method investee losses	$(339,171)	$(221,888)

(c)	BioLite Japan K.K. (BioLite JP)

In October 2021, the Company, Lucidaim Co., Ltd., a Japanese corporation (“Lucidaim,” together with the Company, the “Shareholders”), and BioLite Japan K.K., a Japanese corporation (“BioLite JP”) entered into a Joint Venture Agreement. BioLite JP is a private limited company incorporated on December 18, 2018. The business of the joint venture is the research and development of drugs, medical device and digital media, investment, fund running and consulting, distribution and marketing of supplements carried on by BioLite JP and its subsidiaries in Japan, or any other territory or businesses. At the date of the Agreement, BioLite JP has 10,000 ordinary shares authorized, with 3,049 ordinary shares issued and outstanding (the “Ordinary Shares”). Pursuant to the Agreement and the related share transfer agreement, Lucidaim shall own 1,555 Ordinary Shares (51%) and the Company shall own 1,494 Ordinary Shares (49%). The Company paid $150,000 towards the setup of the joint venture; BioLite Japan’s other shareholder also paid $150,000 after the Letter of Intent was signed. This prepayment is booked in prepayment for investment. As of December 31, 2024, the Company evaluated the investee’s business and financial conditions and determined to fully impair such prepayment.

(d)	ForSeeCon Eye Corporation (FEYE)

FEYE is a private company registered in the British Virgin Islands, focusing on the field of diagnosis and treatment of eye disorders, with its main product of Vitargus. The Company granted FEYE certain licensed products in exchange of FEYE ownership. See Note 4 for detail of such transactions.

(e)	OncoX BioPharma, Inc. (OncoX)

OncoX is a private company registered in the British Virgin Islands, focusing on oncology trials and drug development across Asia-Pacific. The Company granted OncoX certain licensed products in exchange of OncoX’s ownership. See Note 4 for detail of such transactions.

7. CONVERTIBLE NOTES PAYABLE

Lind Notes Payable

On February 23, 2023, the Company entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167, for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of the Company’s common stock at an initial conversion price of $10.5 per share, subject to adjustment. The Company also issued Lind a common stock purchase warrant (the “Lind Warrant”) to purchase up to 529,167 shares (post-split) of the Company’s common stock at an initial exercise price of $10.5 per share for a period of 5 years, subject to adjustment that immediately upon such issuance or sale, the Exercise Price in effect immediately prior to such issuance or sale shall be reduced (and in no event increased) to an Exercise Price equal to the consideration per share paid for such Additional Shares of Common Stock. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $1,225,543, which was recorded to debt discount.

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

The warrant exercise price was reset to $3.5 in accordance to the issuance of common stock in relation to securities purchase agreement on July 2023. On May 22, 2024, the exercise price of these warrants was reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants. As of December 31, 2024, these Lind Warrants associated with the first Lind Note were fully exercised.

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “2nd Lind Note”) in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 2nd Lind Note shall be due and payable on May 19, 2025 and bear no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to the maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 2nd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents. Lind also received a 5-year common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. During the year ended December 31, 2024, Lind converted $800,000 of 2nd Lind Note principal amounts into the Company’s common stocks. Refer to the common stock issuance details in Note 12, Equity. As of April 1, 2025, Lind has converted the remaining $400,000 principal balance into the Company’s common stocks.

On January 17, 2024, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “3rd Lind Note”) in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 3rd Lind Note shall be due and payable on July 17, 2025 and bear no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to the maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 3rd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $394,071, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. No conversion or repayment to 3rd Lind Note has occurred during the year ended December 31, 2024. As of April 1, 2025, Lind has converted $400,000 principal balance into the Company’s common stock, leaving outstanding principal of $600,000.

In connection with above three Lind Note offerings, the Company and its subsidiaries: BioKey, BioLite, Biolite BVI, and American BriVision, jointly and severally guaranteed all of the obligations of the Company in connection with the offering with certain collateral, as set forth in the related transaction documents.

On May 22, 2024 and November 19, 2024, Lind has exercised 1,000,000 and 500,000 of the existing warrants to purchase shares of Common Stock at a reduced exercise price of $0.75 and $0.42 per share, respectively. Refer to the details in Note 12, Equity.

Total interest expenses in connection with the above three Lind Notes were $773,139 and $1,233,284 for the years ended December 31, 2024 and 2023, respectively.

Other Convertible Notes Payable

On November 1, 2024 and November 5, 2024, the Company’s subsidiary, AiBtl, issued two convertible note payable, each with a principal amount of $30,000 to two separate individuals, for total consideration of $60,000. Each note has a 1-year term and an implied annual discount rate of 6.89%. These convertible notes bear 0% interest rate and are convertible by the holders into the AiBtl’s common stock at $5 per share at any time before the maturity. AiBtl reserves the right to repurchase the note in full at any time before the maturity.

The convertible notes payable is accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company evaluated the conversion feature and determined that it qualifies for equity classification as it meets the “fixed-for-fixed” criteria. The proceeds from the issuance were allocated to the present value of the liability component in aggregate for $56,132, and to debt discount for $3,868. The debt discount is recorded in additional paid-in capital in the statement of change in equity.

The debt discount is being amortized over the 1-year term using the effective interest method. During the year ended December 31, 2024, the Company recognized $646 in interest expense related to the amortization of the debt discount.

The carrying amounts of the liability component are summarized as follows:

December 31, 2024	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
2nd LIND Note	ABVC	November 17, 2023	May 19, 2025	$1,200,000	0%	86.94%	$1.00	ABVC	$400,000	$118,048	$281,952	$480,000
3rd LIND Note	ABVC	January 17, 2024	July 17, 2025	1,000,000	0%	87.40%	$1.00	ABVC	1,000,000	388,685	611,315	1,200,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,610	28,390	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,611	28,389	30,000
				$2,260,000					$1,460,000	$509,954	$950,046	$1,740,000

December 31, 2023	Issuance Entity	Issuance Date	Maturity Date	Principal Amount	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
1st LIND Note	ABVC	February 23, 2023	August 23, 2024	$3,704,167	0%	61.42%	$3.50	ABVC	$811,175	$290,063	$521,112	$973,410
2nd LIND Note	ABVC	November 17, 2023	May 19, 2025	1,200,000	0%	86.94%	$1.00	ABVC	1,200,000	834,590	365,410	1,440,000
				$4,904,167					$2,011,175	$1,124,653	$886,522	$2,413,410

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	December 31,	December 31,
	2024	2023
Accrued research and development expense	$1,799,583	$1,799,583
Accrued directors and officers (owners) compensation	1,025,867	1,018,253
Accrued royalties	255,592	274,028
Accrued compensation and employee benefits	126,106	29,138
Others	302,274	427,350
Total	$3,509,422	$3,548,352

9. SHORT-TERM LOANS

(1)	Short-term loans consists of the following:

	December 31,	December 31,
	2024	2023
Cathay United Bank	$200,252	$245,250
CTBC Bank	610,000	654,000
Other individual	30,000	-
Total	$840,252	$899,250

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD 7.5 million, equivalent to $228,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year, and the next renewal date is September 6, 2025. As of December 31, 2024 and December 31, 2023, the effective interest rates per annum was 2.99% and 2.87%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. During the year ended December 31, 2024, the Company made payments of the loan in total of NTD 934,366, equivalent to $29,152.

Interest expenses were $6,891 and $6,856 for the years ended December 31, 2024 and 2023, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NTD 10 million, equivalent to $327,500, and NTD 10 million, equivalent to $327,500, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every year, and the next renewal date is February 28, 2025. The loan balances bear interest at a fixed rate of 2.5% per annum, and is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $15,557 and $15,610 for the years ended December 31, 2024 and 2023, respectively.

Other individual – Third party

On March 21, 2024, the Company issued an unsecured promissory note to a third party for the proceeds of $30,000. The note bears interest rate of 12% per annum and matures on March 21, 2025, or upon the occurrence of an event of default.

Interest expenses were $2,811 for the year ended December 31, 2024.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.

BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation (“BHK”)	Entity controlled by controlling beneficiary shareholder of ABVC
AiBtl (Holding) BioPharma, Inc. (“AiBtl Holding”)	Founding shareholder of AiBtl BioPharma Inc.
Jaimes Vargas Russman	CEO of AiBtl BioPharma Inc.
Lion Arts Promotion, Inc.	Entity controlled by the Jiangs.

Revenues – related parties

During the years ended December 31, 2024, the Company received $296,000 in cash, pursuant to the licensing agreement and related amendment with FEYE, and recognized $296,000 revenue correspondingly. In addition, the Company received $200,000 during the year ended December 31, 2024, pursuant to the licensing agreement with OncoX, and recognized revenue correspondingly. Please refer to Note 4, Collaborative Agreements for details.

	Year Ended December 31
	2024	2023
OncoX	$200,000	$-
FEYE	296,000	$-
Rgene	-	$2,055
Total	$496,000	$2,055

Consulting fees – related parties

In March 2024, the Company engaged Lion International to provide operation, business development, human resources, and capital finance consulting services. The agreement is for 12 months expiring in February 2025, and is optional for renewal upon mutual agreement. The Company incurred $104,083 for the year ended December 31, 2024. No such consulting service was engaged in year 2023.

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2024	2023
GenePharm Inc.	$-	$-
Rgene	-	10,463
Total	$-	$10,463

As of December 31, 2024, management considered the outstanding accounts receivable from Rgene may not be recoverable, and recognized credit loss in full.

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	December 31,	December 31,
	2024	2023
Rgene (1)	$565,711	$541,486
BioFirst (2)	589,340	206,087
Total	$1,155,051	$747,573

Due from related parties- Non-current, net

	December 31,	December 31,
	2024	2023
BioFirst (Australia) (3)	$839,983	$839,983
BioHopeKing Corporation (4)	120,210	113,516
Total	1,014,193	953,499
Less: allowance for expected credit losses accounts	(1,014,193)	(839,983)
Net	$-	$113,516

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

As of December 31, 2024 and December 31, 2023, the outstanding loan balance were both $500,000; and accrued interest was $63,819 and $38,819, respectively.

As of December 31, 2024 and 2023, the Company has other receivables amounted $1,892 and $2,667, respectively, from Rgene due to daily operations.

(2)	On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of NTD 11,072,360 (approximately $337,707), which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of NTD 11,406,000 (approximately $347,883), which bears interest at 12% per annum for the use of working capital. As of December 31, 2024 and 2023, the outstanding loan balance were NTD 17,571,076 (approximately $535,918) and NTD 6,302,360 ($206,087), respectively; accrued interest was $53,422 and $0, respectively. The Company has received NTD 4,040,000 (approximately $126,048) repayment and expects to receive other repayment within next 12 months.

(3)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of December 31, 2024 and 2023, the outstanding loan balances and allocated research fee were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2024 and 2023, due from BHK was both NTD 3,941,299 (approximately $120,210 and $113,516, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of $120,210 for the year ended December 31, 2024.

The Company’s due from related parties are subject to certain risks that our collaborative parties, including OncoX and FEYE, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of December 31, 2024, the Company’s comprehensive review of these due from related party balances indicates that there are no expected losses except those being recognized above. This conclusion is based on the business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,	December 31,
	2024	2023
AiBtl Holding (1)	$348,219	$-
The Jiangs (2)	274,170	19,789
Shareholders (3)	142,130	152,382
Directors (4)	8,526	1,322
Total	$773,045	$173,493

(1)	On April 11, 2024, May 10, 2024, August 15, 2024, and December 24, 2024, AiBtl received short-term loans from its founding shareholder, AiBtl Holding, for the principal amounts of $40,000, $60,000, $33,732, and $214,487, respectively, for the purpose of daily operations. These loans do not bear interest and are payable on demand.

(2)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2024 and 2023, the outstanding balance due to the Jiangs amounted to $274,170 and $19,789, respectively. These loans bear no interest and are due on demand.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate around 12% per annum. As of December 31, 2024 and 2023, the outstanding principal and accrued interest was $172,112 and $152,382, respectively. Interest expenses in connection with these loans were $21,101 and $20,094 for the years ended December 31, 2024 and 2023, respectively.

(4)	As of December 31, 2024 and 2023, due to Directors amounted to $8,526 and $1,322, respectively, were related to the daily operating expenses in 2024 and entity setup fee in 2023 paid by the Directors of AiBtl on behalf of the entity.

11. INCOME TAXES

Income tax (benefit) expense for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Current:
Federal	$-	$-
State	-	-
Foreign	(110,539)	140,338
Total Current	$(110,539)	$140,338
Deferred:
Federal	$-	$-
State	-	-
Foreign	-	115,668
Total Deferred	$-	$115,668
Total provision for income tax (benefit) expense	$(110,539)	$256,006

Deferred tax assets (liability) as of December 31, 2024 and 2023 consist approximately of:

	December 31,	December 31,
	2024	2023
Loss on impairment of Assets	713,223	713,223
Net operating loss carryforwards	5,677,413	5,018,343
Operating lease liabilities	178,014	213,482
Operating lease assets	(178,014)	(213,482)
Deferred tax assets, Gross	6,390,636	5,731,566
Valuation allowance	(6,390,636)	(5,731,566)
Deferred tax assets, net	-	-

12. EQUITY

The Company previously reported that during the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. For the years ended December 31, 2024 (through June 30, 2024) and 2023, stock subscription receivable recognized as stock-based compensation in equity was $451,480 and $902,960, respectively.

After further reviewed and investigation, above services were completely provided by December 31, 2022. Pursuant to ASC 718, the costs of services should be recognized along with the period when services are received. Therefore, the Company reversed share-based compensation expenses of $451,480 and $902,960 for the years ended December 31, 2024 and 2023, respectively. The accumulated deficit as of December 31, 2022 was corrected with the Stock Subscription Receivables for $1,354,440 as a result of such adjustments.

On January 3, 2023, the Company issued 22,341 common stock (post-split) to a consultant for providing consulting services on listing to NASDAQ in 2021.

On July 27, 2023, the Company entered into that certain securities purchase agreement. relating to the offer and sale of 30,000 shares of common stock (post-split) and 20,000 pre-funded warrants (post-split), at an exercise price of $0.001 per share, in a registered direct offering. Pursuant to the Purchase Agreement, the Company agreed to sell the Shares and/or Pre-funded Warrants at a per share purchase price of $3.50, for gross proceeds of $1,750,000, before deducting any estimated offering expenses. On August 1, 2023, 200,000 pre-funded warrants were exercised.

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui. Pursuant thereto, the Company expect to receive 20% of the ownership of a property and the parcel of the land owned by Zhonghui in Leshan, Sichuan, China. During the third quarter of 2023, the Company issued to Zhonghui, an aggregate of 370,000 shares (post-split) of the Company’s common stock, at a per share price of $1.87, for $691,900. The Company also issued 29,600 common stock to consultants for providing consulting services on the above transaction. Please refer Note 2 for the restatement of prior year reported amounts.

On January 27, 2024, the Company granted 1,302,726 restricted shares to its employees and directors under the 2016 Equity Incentive Plan as compensation for their previous services, with an issuance date of February 2, 2024. These shares are subject to a three-year restriction period.

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

In June 2024, the Company entered into a stock purchase agreement with an investor, which the Company issued 41,387 shares of common stock at $0.75 per share to the investor for cash. Due to certain stock transfer processes, one of the Company’s shareholders transferred such shares to the investor on behalf of the company in July 2024; the company plans to issue the same number of shares to the transferring shareholder soon.

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company will make the rent payments in the Company’s common stocks. As of December 31, 2024, the Company has issued 399,384 shares with average issuance price of $0.68 per share, for the monthly rent from April 2024 and half month of December 2024, in total of $271,827. The Company subsequently issued 80,654 shares of its common stock for each of the half month rent in the first quarter of 2025.

Noncontrolling Interests

AiBtl was incorporated in January 2023 and issued 20,000,000 shares of its common stocks to the founding shareholder AiBtl Holding with the par value $0.0001, for $2,000 at the time of incorporation. Due to certain administrative process, the previous issuance was not correctly and timely recorded at AiBtl’s book which resulted in the correction of the previous reported non-controlling interest equity balance. Later in December 2023, AiBtl issued 23,000,000 shares to ABVC and 23,000,000 shares to BioLite, respectively, as a consideration for the Company’s out-licensing products, as disclosed in Note 4. At the close of the transaction, AiBtl became the Company’s 60.70% owned subsidiary included in the consolidated financial statements.

On March 14, 2024, AiBtl issued 1,610,700 AiBtl’s common stocks to a land acquisition transaction in Taiwan, including the 1-year business consulting fee of $383,500 incurred beginning in November 2023, and the cost of land $7,670,000. Due to certain administrative processes and restrictions, AiBtl has not acquired ownership of the land and no asset was recognized.

Yunzhiyi, a Taiwan corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, the Company’s director. This entity is set up for holding the land that AiBtl acquired in Taiwan for developing health related business in Taiwan. Due to certain administrative processes and restrictions, the title transfer has not completed, and no asset was recognized as of the issuance of this report. However, AiBtl entered a series of agreements with the sellers in March 2025, to obtain the complete rights and obligations of the land while in the process of transferring the title. These agreements are effective until the tile transfer is completed. AiBtl recognized such asset on its balance sheet in March 2025.

Lind Offerings and Repayments

On February 23, 2023, in connection with the issuance of the Lind Note (referring to Note 7), the Company issued Lind a 5-year term of common stock purchase warrant to purchase up to 529,167 shares (post-split) of the Company’s common stock at an initial exercise price of $10.5 per share (post-split), subject to adjustment. The warrant exercise price was reset to $3.5 in accordance with the issuance of common stock in relation to securities purchase agreement in July 2023. On May 22, 2024, the exercise price of these warrants was further reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants.

During the years ended December 31, 2024 and 2023, the Company has made repayment of Lind Note with the Company’s common stock for 1,705,303 shares and 3,732,167 shares, respectively, totaling $593,714 and $1,786,686, respectively. As of December 31, 2024, the first Lind Note was fully repaid.

On November 17, 2023, in connection with the issuance of the 2nd Lind Note (referring to Note 7), Lind also received a 5-year term of common stock purchase warrants to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model and the fair value was determined to be $480,795, which was recorded as a debt discount.

On January 17, 2024, in connection with the issuance of the 3rd Lind Note (referring to Note 7), Lind also received 5-year term of common stock purchase warrants to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share.

On May 22, 2024, the Company and Lind entered into a letter agreement, pursuant to which Lind will exercise, for cash, 1,000,000 of its Pre-Existing Warrants (all of the warrants issued to Lind on February 23, 2023, November 17, 2023 and January 17, 2024 are hereinafter referred to as the “Pre-Existing Warrants”), to purchase shares of Common Stock at a reduced exercise price of $0.75 per share. Such 1,000,000 Pre-Existing Warrants exercised include 529,167 warrants issued in February 2023 and 470,833 warrants issued in November 2023. Concurrently, the exercise price of all Pre-Existing Warrants was reduced to $0.75 per share according to this agreement. Lind also received new warrants to purchase 1,000,000 shares of common stock, exercisable at any time on or after the date of its issuance and until the five-year anniversary thereof, for $1.00 per share (the “New Warrants”). The fair value of the New Warrants was determined to be $925,210 using the Black-Scholes model. The New Warrants may be exercised via cashless exercise or resale pursuant to the registration statement that was declared effective. As of December 31, 2024, Lind has exercised 1,000,000 shares of Pre-Existing Warrants and received 1,000,000 shares of New Warrants according to this agreement. All warrants issued to Lind may be exercised via cashless exercise.

During the year ended December 31, 2024, the Company issued Lind in total of 800,000 shares of the Company’s common stock as the repayment of $800,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor, resulting in effective conversion price between $0.7907 to $0.4932. The Company made additional $327,017 cash repayments, with $127,759 unpaid cash booked in Accrued Expenses and Other Current Liabilities. As of the date of this report, Lind has converted the remaining $400,000 principal balance on 2nd Lind Note into 400,000 shares of the Company’s common stocks.

Subsequent to December 31, 2024 through the date of this report, Lind has converted $400,000 of 3rd Lind Note principal balance into 400,000 the Company’s common stock, leaving outstanding principal of $600,000.

Warrants issued and outstanding in connection with above Lind convertible notes as of December 31, 2024, and their activities during the year ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	1,529,167	$0.40		3.15	$5,542
Issued	2,000,000	$0.70		4.22	190,000
Exercised	(1,500,000)	-		-	-
Outstanding as of December 31, 2024	2,029,167	$0.70	*	4.20	$195,542

*	On January 5, 2025, the Company and Lind entered into a third letter agreement (the “December Letter Agreement”), pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. The weighted average exercise price per share as of December 31, 2024 was adjusted to the reduction accordingly.

13. STOCK OPTIONS

The Company has not granted any options during years ended December 31, 2024 and 2023. The Company’s most recent option grant was in 2022 that 76,190 shares (post-split) of common stock were granted to employees and certain consultants. The weighted average grant date fair value of options granted in 2022 was $27.9 (post-split). There are 386,021 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2024. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. As of December 31, 2024 and 2023, there were no unvested options.

Options issued and outstanding as of December 31, 2024, and their activities during the year then ended are as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	258,710	$27.9	7.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2024	258,710	27.9	7.74	$-
Exercisable as of December 31, 2024	258,710	27.9	7.74	$-
Vested and expected to vest	258,710	$27.9	6.74	$-

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the years ended December 31, 2024 and 2023.

	For the Year Ended
	December 31, 2024	December 31, 2023
Numerator:
Net loss attributable to ABVC’s common stockholders	$(4,902,878)	$(7,788,050)

Denominator:

Weighted-average shares outstanding – Basic & Diluted	11,673,980	4,335,650

Loss per share
-Basic & Diluted	$(0.42)	$(1.80)

Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock. Since the Company suffered net loss for both years, any diluted shares would have anti-diluted effect.

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

	December 31, 2024	December 31, 2023
ASSETS
Operating lease right-of-use assets	$640,387	$809,283
LIABILITIES
Operating lease liabilities (current)	403,581	401,826
Operating lease liabilities (non-current)	236,807	407,457

Supplemental Information

The following provides details of the Company’s lease expenses:

	Year Ended December 31,
	2024	2023
Operating lease expenses	$514,420	$358,576

Other information related to leases is presented below:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$484,181	$358,576

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term:
Operating leases	2.48 years	1.73 years

Weighted Average Discount Rate:
Operating leases	1.19%	1.50%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025	$409,587
2026	104,236
2027	47,320
2028	47,320
2029	47,320
Thereafter	-
Total future minimum lease payments, undiscounted	655,782
Less: Imputed interest	(15,395)
Present value of future minimum lease payments	$640,387

16. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of December 31, 2024 and up through the date of the consolidated financial statements was available to the issued.

17. ACQUISITION

On November 12, 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite Taiwan”)  each entered into a multi-year, global licensing agreement with AiBtl BioPharma Inc. (“AiBtl”, or the acquired company) for the Company and BioLite Taiwan’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (collectively, the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite Taiwan received 23 million shares of AiBtl stock and as a result, the Company has a controlling interest over AiBtl. If certain milestones are met, the Company and BioLite Taiwan are each eligible to receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million.

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

Cash and cash equivalents	S	-
Total assets acquired		-
Accrued expense		(243,888)
Due to Director		(498)
Total liabilities acquired		(243,386)
Total consideration (Intangible assets)		-

18. SUBSEQUENT EVENTS

On January 5, 2025, the Company and Lind entered into a third letter agreement (the “December Letter Agreement”), pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share.

During the first quarter of 2025, Lind has converted the remaining $400,000 principal balance on 2nd Lind Note into 400,000 shares of the Company’s common stocks, and converted $400,000 of 3rd Lind Note principal balance into 400,000 the Company’s common stock, leaving 3rd Lind Note with outstanding principal of $600,000.

In April 2025, the Company conducted a private offering of its common stock to several individual investors, issuing 502,081 unregistered shares at $0.60 per share, raising a total of $301,250.

In April 2025, AiBtl issued 1,800 shares of its common stock at $5 per share, raising a total of $9,000 from an individual investor.

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

On October 10, 2024, WWC has agreed not to renew its engagement with the Company. WWC’s voluntary decision not to renew the engagement was approved and acknowledged by the Company’s board of directors on October 17, 2024.

During the fiscal years ended December 31, 2022 and 2023 and the subsequent interim period through June 30, 2024, there were no disagreements with WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of WWC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the fiscal years ended December 31, 2022 and 2023 and the subsequent interim period through June 30, 2024, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On October 17, 2024, the Board approved the engagement of Simon & Edward, LLP (“S&E”) as the Company’s new independent registered public accounting firm.

During the Company’s two most recent fiscal years and the subsequent interim period through June 30, 2024, neither the Company nor anyone on its behalf consulted with S&E regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided that S&E concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Subsequent to  the change of auditors, S&E identified certain matters that led to a restatement of previously issued financial statements. On March 31, 2025, we filed a Form 12b-25 stating that we required additional time to complete this annual report on Form 10-K. The Company and the audit committee of our board of directors, in consultation with S&E, concluded that our audited financial statements for the year ended December 31, 2023 required restatement and were not reliable. We shall report this determination in a Form 8-K and will file an Annual Report on Form 10-K/A amending the Company’s 2023 Form 10-K.

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

Management conducted an evaluation, under the supervision and with the participation of our principal executive officer and interim principal financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

i.	We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.

ii.

We did not design and maintain effective controls over financial reporting to properly recognize certain share-based payments, including the recognition prices and the amortization periods, or interest expenses upon the conversion of convertible debts or to identify and quantify our interest level in our subsidiaries.

iii.

We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP to such transactions. Specifically, we did not design and maintain  the effective control over reviewing the related agreements before and after entering into the transactions, as well as the control over application of appropriate US GAAP accounting guidance. Additionally, we incorrectly applied ASC 718 regarding the appropriate period in which to recognize share-based compensation expense related to services.

The material weaknesses discussed above resulted in the restatement of our previously filed financial statements for the year ended December 31, 2023.

As a result of the material weaknesses disclosed above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Yunzhiyi, a Taiwan corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, one of the Company’s director. This entity is set up for holding the land in Taiwan that AiBtl is in the process of acquiring, which land will be used for developing health related business. In April 2025, AiBtl signed a share-based land acquisition agreement regarding the land in Taiwain. However, as of the date hereof, the transfer of the land’s title is currently under government review, pending completion of the title transfer registration. Due to Taiwan’s legal restrictions prohibiting foreign entities from directly owning farmland, the parties agreed to structure the arrangement through nominee holdings.

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

On March 5, 2025, Leeds Chow notified the Company of his resignation as CFO. While the Company is looking for a full-time Chief Financial Officer to fill the vacancy created by Leeds Chow’s resignation, the Company’s CEO, Uttam Patil will serve as the interim Chief Financial Officer of the Company.

The following table sets forth as of the date of this annual report, the name, age, and position of each executive officer and director and the term of office of each such person.

Set forth below is certain biographical information regarding each of our directors and officers as of the date of this annual report.

Name	Age	Title
Eugene Jiang	38	Chairman of the Board and Chief Business Officer (“CBO”)
Dr. Uttam Patil	39	Chief Executive Officer (“CEO”), Interim CFO
Dr. Tsung-Shann (T.S.) Jiang	71	Chief Scientific Officer (“CSO”), Chief Strategy Officer (“CSTRO”) and Director
Dr. Tsang Ming Jiang	64	Director
Dr. Chang-Jen Jiang	69	Director
Norimi Sakamoto	54	Independent Director
Yen-Hsin Chou	36	Independent Director
Hsin-Hui Miao	59	Independent Director
Yoshinobu Odaira	77	Independent Director
Che-Wei Hsu	43	Independent Director
Shuling Jiang	69	Director
Yu-Min (Francis) Chung	60	Independent Director

Eugene Jiang served as our CEO and President from the Company’s inception in July 2015 until he resigned on September 15, 2017. He remains the Chairman of the Board. He also serves as our CBO since September 2019 and serves as the CBO of BioKey, Inc. Since March 13, 2025, Eugene Jiang was appointed as AiBtl’s Chief Financial Officer. Since 2019. Mr. Jiang also serves as Director for BioLite Incorporation since June 2015 and as Director for BioFirst Corp. since 2012. He also serves as CEO for Genepro Investment Company since March 2010. Mr. Jiang obtained a PMBA degree from National Taiwan University in 2017 and an EMBA degree from the University of Texas in Arrington in 2010. And in 2009, Mr. Jiang received a bachelor’s degree in Physical Education from Fu-Jen Catholic University.

Dr. Uttam Patil, CEO, was appointed as the Company’s Chief Executive Officer on June 21, 2023; he now serves as interim CFO too. Since March 13, 2025, Dr. Patil was also appointed as AiBtl’s co-CEO. Dr. Patil has served as the Chief Operating and Scientific Officer of the Company’s subsidiary, BioKey, Inc. since May 2023; he also works for Rgene Corporation (a related party), as the R&D Manager since May 2023, after being promoted from Project Manager, to which he serves from August 2022 to May 2023. Prior to that, Dr. Patil was a Post-Doctoral Research Fellow at NTNU from March 2020 to July 2022. In 2019, Dr. Patil received the “Platinum Award” for an Oral Presentation on the topic, “Nucleobase Functionalized Single-Walled Carbon Nanotubes Hybridization with Single-Stranded DNA” at a Workshop on Organic Chemistry for Junior Chemists held in South Korea. Dr. Patil received his Ph.D. in Chemistry from National Tsing Hua University and a Masters in Analytical Chemistry from Pune University, as well as a Bachelors in industrial chemistry from Pune University.

Dr. T.S. Jiang, has served as the Company’s Chief Strategy Officer since September 2019. Since March 13, 2025, Dr. Jiang was also appointed as AiBtl’s Chief Strategy Officer. Dr. Jiang serves as the CEO of Biokey, Inc. since December 2021, as a director of BioFirst Corp. since 2013,  and has been the CEO and chairman of BioLite, Inc., a subsidiary of BioLite BVI, Inc., since January 2010. Prior to BioLite, Dr. Jiang served as the president and/or chairman of multiple biotech companies in Taiwan, including PhytoHealth Corporation from 1998 to 2009 and AmCad BioMed Corporation from 2008 to 2009. In addition, Dr. Jiang is a director on various biotech associations, such as the Taiwan Bio Industry Organization (Taiwan) from 2006 to 2008 and the Chinese Herbs and Biotech Development Association in Taiwan from 2003 to 2006. Dr. Jiang was an assistant professor at University of Illinois from 1981 to 1987 and an associate professor at Rutgers, the State University of New Jersey from 1987 to 1990 and served as a professor at a few Taiwanese universities during a period from 1990 to 1993, such as National Taiwan University, National Cheng Kung University and Tunghai University. Dr. Jiang obtained his bachelor degree in Engineering and Chemical Engineering from National Taiwan University in Taiwan in 1976, masters and Ph.D. from Northwestern University in the U.S. in 1981 and Executive Master of Business Administration (“EMBA”) from National Taiwan University in Taiwan in 2007. As a successful entrepreneur, Dr. Jiang has developed and commercialized PG2 Lyo Injection, a new drug to treat cancer related fatigue. From 1998 to 2009, Dr. T. S. Jiang served as President of Phyto Health Corporation where he led a project team to develop PG2 Injectable. This product was extracted, isolated and purified from a type of Traditional Chinese Medicine. PG2 Injection was intended for cancer patients who had trouble recovering from severe fatigue. Dr. Jiang oversaw and managed the R&D department, daily corporate operations and business of Phyto Health Corporation when he was the President. PG2 Lyo Injection received approval on its NDA from Taiwan Food and Drug Administration in 2010 and later was launched into the Taiwan market in 2012. We believe that Dr. Jiang provides leadership and technological guidance on our strategic development and operations.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2024 were timely made.

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. During the fiscal quarter ended December 31, 2024, the Company has not adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Uttam Patil (1)	2042	-		107,623	-				107,623
	2023	-		-	-				-

Leeds Chow (2)	2024	33,968		76,873	-				110,571
	2023	180,000			-				180,000

Tsung-Shann Jiang (3)	2024	200,000		153,746	-				353,746
	2023	200,000			-				200,000

Richard Chi-Hsin King (4)	2024	90,556			-				90,556
	2023	90,556			-				90,556

Eugene Jiang (5)	2024	200,000		215,244	-				415,244
	2023	200,000			-				200,000

Chihliang An (6)	2024	-							-
	2023

(1)	Dr. Doong was appointed as the CEO on September 15, 2017. Dr. Doong later resigned from his position as the Company’s CEO on June 21, 2023. The Company’s board of directors appointed Dr. Uttam Patil to replace Dr. Doong as the Company’s CEO.

(2)	Mr. Chow was appointed as the CFO on September 4, 2022 and resigned on March 5, 2025.

(3)	Dr. Jiang was appointed as the CSTRO on September 1, 2019. Dr. Jiang was also appointed as the Company’s CSO on June 15, 2023, to replace Dr. King, who resigned from his position as CSO.

(4)	Dr. King was appointed as the CSO on September 15, 2017. Dr. King later resigned from his position as the Company’s CSO on June 15, 2023. The Company’s board of directors appointed Dr. Jiang to replace Dr. King as the Company’s CSO.

(5)	Eugene Jiang was appointed as CBO on September 1, 2019.

(6)	Mr. An resigned from his positions as the Company’s CFO on September 4, 2022.

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

Grants of Plan-Based Awards

On April 16, 2022, the Company entered into stock option agreements with 5 directors, pursuant to which the Company granted options to purchase an aggregate of 76,190 shares (post-split) of common stock under the Plan, as amended, at an exercise price of $30.0 per share (post-split). The options were vested at the grant date and become exercisable for 10 years from the grant date.

As of the date of this report, we have granted options under the Plan that can be exercised for an aggregate of 258,710 shares of Common Stock.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2024:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS*						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Howard Doong	8,572	1,071	-	20.0	Nov 20, 2031	-	-	-	-
	40,000	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Chihliang An	5,476	952	-	20.0	Nov 20, 2031
	23,333	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Tsung-Shann Jiang	3,411	-	-	20.0	Nov 20, 2031
	3,000	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Richard Chi-Hsin King	8,214	1,429	-	20.0	Nov 20, 2031
	31,667	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Eugene Jiang	7,242	1,219	-	20.0	Nov 20, 2031
	3,000	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Uttam Patil	-	-	-	-	-

*	All number of options and exercise prices are adjusted for 1:10 reverse stock split in 2023.

Compensation of Directors

We did not pay stock options to directors in fiscal year 2024.

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

On September 4, 2022, the Board appointed Mr. Leeds Chow as the Company’s Chief Financial Officer (“CFO”) and Principal Accounting Officer effective from September 4, 2022 for a term of 3 years. On March 5, 2025, Mr. Chow resigned as CFO.

We maintain an employment agreement with Dr. Chi-Hsin Richard King (“King Employment Agreement”), pursuant to which he shall receive an annual base salary of $50,000. As of December 31, 2017, we paid Mr. King 10,416 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under King Employment Agreement, Dr. King is employed as the CSO of the Company. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary. On August 21, 2019, all of the Board members present at the Meeting, unanimously reelected Dr. Richard King as the Chief Scientific Officer (“CSO”), which became effective on September 1, 2019 for a term of three years.   On June 13, 2023, Dr. Richard King resigned from his position as the CSO after being related in 2022. The Company’s board of directors appointed Dr. Jiang to replace Dr. Richard King as the CSO.

On August 21, 2019, all of the Board members present at the Meeting, except Eugene Jiang, appointed Mr. Eugene Jiang, the current Chairman of the Board, as the Chief Business Officer, effective since September 1, 2019 for a term of three years.  Mr. Eugene Jiang excused himself from the discussion regarding his appointment as the Chief Business Officer of the Company during the Board meeting. Mr. Jiang was reelcted in 2022 and he contract was renewed for another three years.

On August 21, 2019, all of the Board members present at the Meeting, except Dr. Tsung-Shann Jiang, reelected Dr. Tsung-Shann Jiang as the Chief Strategy Officer, effective since September 1, 2019 for a term of three years. Dr. Tsung-Shann Jiang excused himself from the discussion regarding his appointment as the Chief Strategy Officer of the Company during the Board meeting. Dr. Jiang was reelected in 2022 and the contract was renewed for another three years.

Disclosure of Registrant's Action to Recover Erroneously Awarded Compensation

In response to Item 402(w) of Regulation S-K, there was no time during or after the last completed fiscal year that the Company was required to either prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to the Company’s compensation recovery policy, or had an outstanding balance as of the end of the last completed fiscal year of erroneously awarded compensation to be recovered from the application of the policy to a prior restatement.

2024 POLICIES AND PRACTICES RELATED TO THE GRANT OF CERTAIN EQUITY AWARDS

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

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2025 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of April 11, 2025, we had 15,778,305 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Uttam Patil	72,428	*
Eugene Jiang (1)	131,159	*
Yen-Hsin Chou	41,956	*
Hsin-Hui Miao	41,505	*
Dr. Tsang-Ming Jiang	41,994	*
Norimi Sakamoto	41,854	*
Dr. Tsung-Shann Jiang (2)(4)	543,589	3.4%
Dr. Chang-Jen Jiang (3)	42,026	*
Yoshinobu Odaira	57,758	*
Che-Wei Hsu	41,489	*
Shuling Jiang (4)	1,665,015	10.6%
Yu-Min Chung	41,387	*
All officers and directors as a group (Twelve (12) persons)	2,762,139	17.5%
YuanGene Corporation (5)	829,699	5.3%

*	less than 1%.

(1)	Eugene Jiang held 131,159 shares through direct ownership.

(2)	Dr. Tsung-Shann Jiang held 167,599 shares of common stock through his ownership in YuanGene Corporation, 722 shares through Rgene Corporation, 608 shares through BioFirst, 13,630 shares through Lion Arts, and the rest of 361,030 shares through direct ownership.

(3)	Dr. Chang-Jen Jiang held 158 shares of common stock in the Company through his ownership in BioFirst, 1 share through Rgene, and the rest of 41,847 shares through direct ownership.

(4)	Ms. Shuling Jiang held 662,100 shares of common stock through his ownership in YuanGene Corporation, 964 shares through Rgene Corporation, 8,833 shares through BioFirst, 112 shares through BioLite, 48,761 shares through Liongene, 21,313 shares through Keypoint, 1,012 shares through Genepro, 53,845 shares through Lion Arts, and the rest of 868,075 shares through direct ownership.

(5)	YuanGene Corporation is a company wholly-owned by Lion Arts, which is owned by Shu-Ling Chiang (80%) and Dr. Tsung-Shann Jiang (20%); however, YuanGene appointed Eugene Jiang to have sole voting control over the shares held by YuanGene, the principal office address of which is 2nd floor, Building B, SNPF Plaza, Savalalo, Apia, Samoa.

Securities authorized for issuance under equity incentive plans.

Equity Compensation Plan Information

The following table discloses information as of December 31, 2024, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	258,710	$27.90	386,021
Equity compensation plans not approved by security holders	-	-	-
Total	258,710	$27.90	386,021

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

Since March 13, 2025, the following officers and directors of the Company were appointed to the following positions at AiBtl: Eugene Jiang as AiBtl’s Chief Financial Officer, Uttam Patil as AiBtl’s co-CEO and T.S. Jiang as AiBtl’s Chief Strategy Officer.

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

As of December 31, 2024 and December 31, 2023, the outstanding loan balance were both $500,000; and accrued interest was $53,422 and $38,819, respectively.

As of December 31, 2024 and 2023, the Company has other receivables amounted $1,892 and $2,667, respectively, from Rgene due to daily operations.

(2)	On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of NTD 11,072,360 (approximately $337,707), which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of NTD 11,406,000 (approximately $347,883), which bears interest at 12% per annum for the use of working capital. As of December 31, 2024 and 2023, the outstanding loan balance were NTD 19,348,360 (approximately $588,342) and NTD 6,302,360 ($206,087), respectively; accrued interest was $53,422 and $0, respectively. The Company has received NTD 4,040,000 (approximately $126,048) repayment and expects to receive other repayment within next 12 months.

(3)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of December 31, 2024 and 2023, the outstanding loan balances and allocated research fee were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2024 and 2023, due from BHK was both NTD 3,941,299 (approximately $120,210 and $113,516 , respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of $120,210 for the year ended December 31, 2024.

The Company’s due from related parties are subject to certain risks that our collaborative parties, including OncoX and FEYE, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of December 31, 2024, the Company’s comprehensive review of these due from related party balances indicates that there are no expected losses except those being recognized above. This conclusion is based on the business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties:

(1)

On April 11, 2024, May 10, 2024, August 15, 2024, and December 24, 2024, AiBtl received short-term loans from its founding shareholder, AiBtl Holding, for the principal amounts of $40,000, $60,000, $33,732, and $214,487, respectively, for the purpose of daily operations. These loans do not bear interest and are payable on demand.

(2)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of December 31, 2024 and 2023, the outstanding balance due to the Jiangs amounted to $274,170 and $19,789, respectively. These loans bear no interest and are due on demand.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate from 12% to 13.6224% per annum. As of December 31, 2023 and 2022, the outstanding principal and accrued interest was $152,382 and $151,450, respectively. Interest expenses in connection with these loans were $20,094 and $21,378 for the years ended December 31, 2023 and 2022, respectively.

(4)	As of December 31, 2024 and 2023, due to Directors amounted to $8,526 and $961, respectively, were related to the daily operating expenses in 2024 and entity setup fee in 2023 paid by the Directors of AiBtl on behalf of the entity.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended December 31,
	2024	2023
Audit Fees*	$210,000	$179,000
Audit Related Fees	15,000	50,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$225,000	$229,000

*	The Audit Fee in 2024 includes the reaudit of our 2023 financial statements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (35)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
3.7	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.8	Certificate of Amendment to Articles of Incorporation filed on December 30, 2015 (5)
3.9	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.10	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
3.11	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (36)
4.1	Form of Warrant (7)
4.2	Description of Securities registered under Section 12 of the Exchange Act (27)
4.3	Form of Placement Agent Warrant for Lind Offering (30)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.4	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.5	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.6	Employment Agreement with Uttam Patil (31)
10.7	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.8	Form of Commercial Security Agreement (18)
10.9	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.10	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.11	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.12	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.13	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (28)
10.14	Joint Venture Agreement between the Company, Lucidaim Co., Ltd. And BioLite Japan K.K.(26)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and certain investors dated May 11, 2022 (25)
10.16	Clinical Development Service Agreement between the Company and Rgene dated June 10, 2022 (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential) (10)
10.17	Promissory Note dated June 16, 2022 issued by Rgene Corporation to the Company (29)
10.18	Securities Purchase Agreement(30)
10.19	Form of Note(30)
10.20	Form of Warrant(30)

10.21	Security Agreement(30)
10.22	Guarantor Security Agreement(30)
10.23	Guaranty(30)
10.24	Trademark Security Agreement with Rgene Corporation(30)
10.25	Trademark Security Agreement with BioFirst Corporation(30)
10.26	Patent Security Agreement(30)
10.27	Copyright Security Agreement(30)
10.28	Stock Pledge Agreement(30)
10.29	Form of 2nd Lind Note (32)
10.30	Form of 2nd Lind Warrant (32)
10.31	Securities Purchase Agreement dated November 17, 2023 (32)
10.32	First Amendment To Security Agreement (32)
10.33	First Amendment To Guarantor Security Agreement (32)
10.34	First Amendment to Guaranty (32)
10.35	Securities Purchase Agreement dated January 17, 2024 (33)
10.36	Form of 3rd Placement Agent Warrant (34)
10.37	Second Amendment To Security Agreement (33)
10.38	Second Amendment To Guarantor Security Agreement (33)
10.39	Second Amendment to Guaranty (33)
10.40	Form of 3rd Lind Note (33)
10.41	Form of 3rd Lind Warrant (33)
10.42	Amendment No. 1 to 2nd Lind Note (37)
10.43	Amendment No. 2 to 2nd Lind Note (38)
10.44	Amendment No. 1 to 3rd Lind Note (39)
10.45	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (40)
10.46	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (40)
10.47	Lind Letter Agreement dated May 22, 2024 (41)
10.48	Lind Form of Warrant dated May 22, 2024 (41)
10.49	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (42)
10.50	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (42)
10.51	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (43)
10.52	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (43)
10.53	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (44)
10.54	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (44)
10.55	Letter Agreement dated January 5, 2025 (46)
10.56	Land Transfer Plan dated March 31, 2025+
10.57	Nominee Holding Agreement dated April 1, 2024+
10.58	Land Lease Agreement dated April 1, 2024+
10.59	Addendum to Definitive Licensing Agreement between ABVC and AiBtl dated March 11, 2025+
10.60	Addendum to Definitive Licensing Agreement between BioLite and AiBtl dated March 11, 2025+
10.61	Yunzhiyi Land Holding Agreement dated October 28, 2024+
14.1	Code of Ethics (23)
16.1	Letter from KCCW Accountancy Corp. to the U.S. Securities and Exchange Commission (24)
19.1	Insider Trading Policy (45)
21.1	List of subsidiaries+
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
97	Policy For Recovery of Erroneously Awarded Incentive Compensation (45)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith

++	Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2022.

(25)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 12, 2022.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2021.

(27)	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(28)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 23, 2023.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(34)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed June 6, 2022

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

(45)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed March 15, 2024

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 6, 2025

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2025

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
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Uttam Patil	Chief Executive Officer (Principal Executive Officer)	April 15, 2025
Uttam Patil

/s/ Uttam Patil	Interim Chief Financial Officer (Principal Financial Officer)	April 15, 2025
Uttam Patil

/s/ Eugene Jiang	Chairman of the Board of Directors	April 15, 2025
Eugene Jiang

/s/ Yen-Hsin Chou	Director	April 15, 2025
Yen-Hsin Chou

/s/ Hsin-Hui Miao	Director	April 15, 2025
Hsin-Hui Miao

/s/ Tsang-Ming Jiang	Director	April 15, 2025
Tsang-Ming Jiang

/s/ Shuling Jiang	Director	April 15, 2025
Shuling Jiang

/s/ Norimi Sakamoto	Director	April 15, 2025
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	April 15, 2025
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	April 15, 2025
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	April 15, 2025
Yoshinobu Odaira

/s/ Che-Wei Hsu	Director	April 15, 2025
Che-Wei Hsu

/s/ Yu-Min (Francis) Chung	Director	April 15, 2025
Yu-Min (Francis) Chung