Form 10-Q
period 2025-03-31
ABVC BIOPHARMA, INC.
filed 2025-04-30
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 16,773,261 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$152,206	$248,382
Restricted cash	607,362	615,433
Inventories	11,460	-
Due from related parties	537,119	1,155,051
Short-term investments	65,052	64,736
Prepaid expense and other current assets	96,362	96,213
Total Current Assets	1,469,561	2,179,815

Property and equipment, net	8,168,746	511,088
Operating lease right-of-use assets	533,460	640,387
Long-term investments	2,760,062	2,258,754
Prepayment for long-term investments	1,124,842	1,124,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	127,128	133,121
Total Assets	$14,875,699	$7,539,907

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank and other loans	$801,407	$840,252
Accrued expenses and other current liabilities	3,826,819	3,509,422
Contract liabilities	81,115	81,115
Operating lease liabilities	366,475	403,581
Due to related parties	819,384	773,045
Convertible notes payable – third parties, net	835,539	950,046
Total Current Liabilities	6,730,739	6,557,461

Tenant security deposit	21,680	21,680
Operating lease liability – non-current	166,985	236,807
Total Liabilities	6,919,404	6,815,948
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 15,378,305 and 13,868,484 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	15,378	13,868
Stock to be issued	31,040	31,040
Additional paid-in capital	83,615,369	78,595,065
Accumulated deficit	(69,791,882)	(68,949,807)
Accumulated other comprehensive income	444,172	445,665
Treasury stock	(8,909,691)	(8,909,691)
Total Stockholders’ equity	5,404,386	1,226,140
Noncontrolling interest	2,551,909	(502,181)
Total Equity	7,956,295	723,959

Total Liabilities and Equity	$14,875,699	$7,539,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended
		March 31
	March 31 2025	2024 (Restated)
Revenues	$-	$1,205

Cost of revenues	-	277

Gross (loss) profit	-	928

Operating expenses
Selling, general and administrative expenses	615,371	738,486
Research and development expenses	28,861	69,066
Stock-based compensation	48,773	2,031,631
Total operating expenses	693,005	2,839,183

Loss from operations	(693,005)	(2,838,255)

Other income (expense)
Interest income	19,071	4,049
Interest expense	(222,967)	(181,676)
Operating sublease income	12,000	8,000
Gain (loss) on foreign exchange changes	(9,912)	60,730
Loss on investment in equity securities	(50,877)	-
Other income (expenses)	1,500	19,485
Total other income (expenses)	(251,185)	(89,412)

Loss before provision income tax	(944,190)	(2,927,667)

Provision for income tax expense	-	-

Net loss	(944,190)	(2,927,667)

Net loss attributable to noncontrolling interests	(102,115)	(93,468)

Net loss attributed to ABVC and subsidiaries	(842,075)	(2,834,199)
Foreign currency translation adjustment	(1,493)	(48,236)
Comprehensive loss	$(843,568)	$(2,882,435)

Net loss per share:
Basic and diluted	$(0.06)	$(0.29)

Weighted average number of common shares outstanding:
Basic and diluted	14,968,232	9,736,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
		March 31
	March 31 2025	2024 (Restated)
Cash flows from operating activities
Net loss	$(944,190)	$(2,927,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,021	1,286
Stock-based compensation	48,773	2,031,631
Provision for doubtful accounts	-
Other non-cash expenses	210,040	176,283
Loss on investment in equity securities	50,877	-
Amortization of right-of-use asset	106,927	101,260
Changes in operating assets and liabilities:
Inventories	(11,460)	-
Prepaid expenses and other current assets	(149)	(53,380)
Due from related parties	54,113	(140,364)
Other assets – tenant security deposit	5,029	-
Accrued expenses and other current liabilities	40,113	(43,605)
Operating lease liabilities	(106,927)	(101,260)
Net cash used in operating activities	(539,833)	(955,816)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from short-term loans	-	30,000
Repayment of short-term loans	(29,250)	-
Proceeds from issuance of warrants	-	394,071
Proceeds from exercise of warrants	411,667	-
Proceeds from convertible notes payable	-	282,095
Due to related parties, net	46,339	217,981
Net cash provided by financing activities	428,756	924,147

Effect of exchange rate changes on cash and cash equivalents and restricted cash	6,830	(26,109)

Net decrease in cash and cash equivalents and restricted cash	(104,247)	(57,778)

Cash and cash equivalents and restricted cash
Beginning	863,815	716,780
Ending	$759,568	$659,002

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$5,231	$5,701
Income taxes paid	$-	$-

Non-cash financing and investing activities
Acquiring control of the land	$7,670,000	$-
Issuance of common stock for conversion of debt	$47,579	$467,574
Conversion of convertible note due from related parties to equity investment	$563,819	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional			Treasury Stock			Stockholders’
	Number of		Subscribed	Paid-in	Accumulated	Comprehensive	Number of		Noncontrolling	Equity
	shares	Amounts	stock	Capital	Deficit	Income	Shares	Amount	Interest	(Deficit)
Balance at December 31, 2023	7,940,298	$7,940	$-	$73,978,380	$(64,046,929)	$516,387	(26,553)	$(8,901,668)	$(300,637)	$1,253,473
Issuance of common shares for Lind CN Repayment	751,795	752	-	466,822	-	-	-	-	-	467,574
Issuance of pre-funded warrant in connection to the 3rd Lind Note	-	-	-	394,071	-	-	-	-	-	394,071
Issuance of common shares for acquisition of property	703,496	703	-	-	-	-	(703,496)	(703)	-	-
Stock-based compensation	1,302,726	1,303	-	1,934,452	-	-	-	-	-	1,935,755
Issuance of subsidiary's common shares for consulting service	-	-	-	225,690	-	-	-	-	157,810	383,500
Decrease in ownership of subsidiary due to share issuance	-	-	-	4,786	-	-	-	-	(4,786)	-
Net loss for the period	-	-	-	-	(2,834,199)	-	-	-	(93,468)	(2,927,667)
Cumulative transaction adjustments	-	-	-	-		(48,236)	-	-	-	(48,236)
Balance at March 31, 2024 (Restated)	10,698,315	$10,698	$-	$77,004,201	$(66,881,128)	$468,151	(730,049)	$(8,902,371)	$(241,081)	$1,458,470

Balance at December 31, 2024	13,868,484	$13,868	$31,040	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959
Issuance of common shares for Lind CN Repayment	400,000	400		47,179						47,579
Issuance of common shares for exercise of warrants	1,029,167	1,029		410,638						411,667
Stock-based compensation	80,654	81		48,692						48,773
Acquiring control of the land				4,513,795					3,156,205	7,670,000
Net loss					(842,075)				(102,115)	(944,190)
Cumulative transaction adjustments						(1,493)				(1,493)
Balance at March 31, 2025	15,378,305	$15,378	$31,040	$83,615,369	$(69,791,882)	$444,172	(730,641)	$(8,909,691)	$2,551,909	$7,956,295

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

Yunzhiyi, a Taiwanese corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, the Company’s director. This entity is set up for holding the land that AiBtl is working to acquire in Puli, Taiwan for developing health related business in Taiwan.

Incorporated in California on November 20, 2000, BioKey has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

BioKey Cayman was incorporated in Cayman Islands in July 2023, which is 100% owned by ABVC. This subsidiary has no activities since inception.

AiBtl BioPharma, Inc. was acquired by the Company with the transaction of the collaborative licensing agreements. On November 12, 2023, the Company and BioLite Taiwan each entered into a multi-year, global licensing agreement with AiBtl for the Company and BioLite Taiwan’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (collectively, the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite Taiwan received 23 million shares of AiBtl stock and as a result, the Company has a controlling interest over AiBtl. If certain milestones are met, the Company and BioLite Taiwan are each eligible to receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million. The financial statements of AiBtl are included in the Company’s consolidated financial statements. As a result of these transactions, the Company became a controlling parent of AiBtl, with 58.85% of group ownership over AiBtl.

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the three months ended March 31, 2025, the Company reported net loss of $944,190. As of March 31, 2025, the Company’s working capital deficit was $5,261,178.  In addition, the Company had net cash outflows of $539,833 from operating activities for the three months ended March 31, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Restatement Background and Explanation

The Company has restated its financial statements as of and for the year ended December 31, 2023, to correct misstatements in those prior periods related to improperly applying accounting guidance on the share-based payments, incorrectly recognizing interest expenses upon the conversion of convertible debts, and misidentifying the existence of non-controlling interest of our subsidiary. These restatements also resulted in the restatements of the relevant accounts as of and for the three months ended March 31, 2024.

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

In November 2023, the Company and one of its subsidiaries entered into a licensing agreement with AiBtl. The Company accounted for a 100% control of AiBtl as of December 31, 2023, but later discovered that AiBtl had outstanding founder shares that were not deposited to the stock transfer agent in the timely manner. Such shares reduced the Company’s controlling interest from 100% to 69.70% as of December 31, 2023. Accordingly, the Company adjusted the relevant accounts in our consolidated financial statements.

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

Please read the impacts of the 2023 restatement in our audited 2024 consolidated financial statements filed in our Form 10-K with the SEC on April 15, 2025.

Impact of the Restatement to the March 31, 2024 interim financial statements

The impact of the restatement on the balance sheets, statements of operations, and statements of cash flows as of and for the three months ended March 31, 2024 is presented below.

	March 31, 2024
Unaudited Condensed Consolidated Balance Sheets	As Reported	Adjustments	As Restated
Prepaid expense and other current asset	$159,602	$223,707	$383,309
Property and equipment, net	7,949,150	(7,400,000)	549,150
Prepayment for asset acquisition	-	691,900	691,900
Total Assets	14,460,402	(6,484,392)	7,976,010

Accrued expenses and other current liabilities	4,050,845	(605,178)	3,445,667
Convertible notes payable – third parties, net	842,567	29,769	872,336
Due to related parties	301,972	89,502	391,474
Current Liabilities	6,633,614	(455,908)	6,177,706
Total Liabilities	6,973,447	(455,908)	6,517,539

Additional paid-in capital	86,029,237	(9,025,036)	77,004,201
Total stockholders’ equity	7,792,076	(6,092,525)	1,699,551
Noncontrolling interest	(305,121)	64,040	(241,081)
Total Equity	7,486,955	(6,028,485)	1,458,470
Total Liabilities and Equity	$14,460,402	$(6,484,393)	$7,976,009

	Three Months Ended March 31, 2024
Unaudited Condensed Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$831,257	$(92,771)	$738,486
Stock based compensation	2,544,995	(513,364)	2,031,631
Interest expenses	(684,683)	503,007	(181,676)
Net loss attributable to noncontrolling interests	(48,043)	(45,425)	(93,468)
Net loss	(3,981,019)	1,053,352	(2,927,667)
Basic and diluted net loss per common share	$(0.40)	$0.11	$(0.29)

	Three Months Ended March 31, 2024
Unaudited Condensed Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Net loss	$(3,981,019)	$1,053,355	$(2,927,664)
Stock-based compensation	2,544,995	(513,364)	2,031,631
Other non-cash income and expenses	672,016	(495,736)	176,280
Accrued expenses and other current liabilities	354,465	(398,070)	(43,605)
Due to related parties	128,840	(128,840)	-
Net cash used in operating activities	(602,001)	(353,815)	(955,816)
Due to related parties*	-	(217,981)	(217,981)

Net cash provided by financing activities	805,006	119,141	924,147
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(260,783)	234,674	(26,109)

Issuance of common stock for conversion of debt	$681,000	$213,426	$467,574

*	Due to related parties previously reported amount was reclassified to financing activities based on current year’s presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated. These financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2025, and results of operations and cash flows for the three months ended March 31, 2025 and 2024. The unaudited interim condensed consolidated balance sheet as of March 31, 2025 has been derived from the audited financial statements at December 31, 2024, and interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

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

Concentration of Clients

As of March 31, 2025 and December 31, 2024, management estimated all accounts receivable balances are uncollectible. Provision credit loss balances were $11,993 and $11,993 as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2024, the Company’s revenue was generated from one customer.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents amounted to $152,206 and $248,382, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of cash held in a reserve bank account in Taiwan. As of March 31, 2025 and December 31, 2024, the Company’s restricted cash amounted $607,362 (NTD 20.2 million) and $615,433 (NTD 20.2 million), respectively.

Accounts receivable and allowance for expected credit losses accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts.

The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Allowance for expected credit losses accounts were $616,397 and $616,414 as of March 31, 2025 and December 31, 2024, respectively.

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

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as advances from customers upon receipt or when due, and may require deferral of revenue recognition for a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC 718 “Compensation-Stock Compensation”. Total director, officer, and employee stock-based compensation expenses were $0 and $1,935,755 for the three months ended March 31, 2025 and 2024, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $48,773 for rent for the three months ended March 31, 2025, and $95,876 for consulting services for the three months ended March 31, 2024.

Commitments and Contingencies

The Company has adopted ASC 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in financial statements when it is at least reasonably possible that a material loss could be incurred.

Foreign-currency Transactions

For the Company’s subsidiaries in Taiwan, the foreign-currency transactions are recorded in New Taiwan Dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into NTD, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under the Statements of Changes in Stockholders’ Equity.

Segment Reporting

ASC 280 “Segment Reporting” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies the operating segments based on how the chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.

The Company currently has one reportable segment, and assets are reviewed on a consolidated basis. As such, segmental data is not provided.

The following tables present revenue and gross profit information for each of our only reportable segment:

	For The Three-Month Periods Ended March 31
	2025	2024 (Restated)
Revenue	$-	$1,205
Cost of Revenue	-	277
Segment Gross Profit (Loss)	$-	$928

Depreciation expense	$7,021	$1,286

The following table provides a reconciliation of total segment gross profit to the Company's loss before provision for income tax:

	For The Three-Month Periods Ended March 31
	2025	2024 (Restated)
Segment Gross Profit (Loss)	$-	$928
Less:
Selling, general and administrative expenses	615,371	738,486
Research and development expenses	28,861	69,066
Stock-based compensation	48,773	2,031,631
Add (Less):
Interest income	19,071	4,049
Interest expense	(222,967)	(181,676)
Operating sublease income	12,000	8,000
Gain (loss) on foreign exchange changes	(9,912)	60,730
Loss on investment in equity securities	(50,877)	-

Other income, net	1,500	19,485
Loss before provision for income tax	$(944,190)	$(2,927,667)

Recent Accounting Pronouncements

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

In December 2015, BHK has paid a non-refundable upfront cash payment of $1 million, or 10% of $10.0 million, upon the signing of BHK Co-Development Agreement. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash receipt as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this collaborative agreement was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this collaborative agreement. In August 2016, the Company received the second milestone payment of NTD31,649,000, approximately equivalent to $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of the date of this report, the Company has not completed the first phase II clinical trial.

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of March 31, 2025, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NTD50 million, approximately equivalent to $1.6 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of March 31, 2025, the Company has not earned the royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, the Company through its subsidiary, BriVision, entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party controlled by the controlling beneficiary shareholder of YuanGene Corporation (See Note 10). Pursuant to Co-Dev Agreement, the Company and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3.0 million in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of the Company’s past research efforts and contributions before the Co-Dev Agreement was signed and it does not relate to any future commitments made by the Company and Rgene in this Co-Dev Agreement. In addition to $3.0 million, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both the Company and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under control by a controlling beneficiary shareholder of YuanGene Corporation and a director and officer of the Company, the Company has recorded the full amount of $3.0 million in connection with the Co-Dev Agreement as additional paid-in capital during the year ended December 31, 2017. During the year ended December 31, 2017, the Company received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NTD50 per share (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

The Company and Rgene signed an amendment to the Co-Dev Agreement on November 10, 2020, pursuant to which both parties agreed to delete AB-1507 HER2/neu Positive Breast Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy and add ABV-1519 EGFR Positive Non-Small Cell Lung Cancer Combination Therapy and ABV-1526 Large Intestine / Colon / Rectal Cancer Combination Therapy to the products to be co-developed and commercialized. Other provisions of the Co-Dev Agreement remain in full force and effect.

On June 10, 2022, the Company expanded its co-development partnership with Rgene. On that date, BioKey, ABVC has entered into a Clinical Development Service Agreement with Rgene to guide three Rgene drug products, RGC-1501 for the treatment of Non-Small Cell Lung Cancer (NSCLC), RGC-1502 for the treatment of pancreatic cancer and RGC 1503 for the treatment of colorectal cancer patients, through completion of Phase II clinical studies under the U.S. FDA IND regulatory requirements. Under the terms of the new Services Agreement, BioKey is eligible to receive payments totaling $3.0 million over a 3-year period with each payment amount to be determined by certain regulatory milestones obtained during the agreement period. The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months’ written notice. Either party may terminate the Service Agreement for cause by providing 30 days written notice.

Through a series of transactions over the past 5 years, the Company and Rgene have co-developed the three drug products covered by the Service Agreement, which has resulted in the Company owning 26.65% of Rgene.

As part of the Rgene Studies, the Company agreed to loan $1.0 million and made $0.5 million to Rgene, for which Rgene has provided the Company with a 5% interest rate convertible loan (the “Note”). If the Note is fully converted, the Company will own an additional 6.4% of Rgene. The Company is expected to receive the outstanding loan from the related party by the first half of 2025, either by cash or conversion of shares of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross-default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the Note if not cured after 5 business days of written notice regarding the breach is provided. Upon an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately due and payable. The Note was fully converted to Rgene’s common stocks in 2024. See Note 6 for details.

The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months’ written notice. Either party may terminate the Service Agreement for cause by providing 30 days written notice.

Rgene has further agreed, effective July 1, 2022, to provide the Company with a seat on Rgene’s Board of Directors until the loan is repaid in full. The Company has nominated Dr. Jiang, its Chief Strategy Officer and Director to occupy that seat; Dr. Jiang is also one of the Company’s director and officer.

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

On September 25, 2017, BioFirst delivered all research, technical, data and development data to the Company. The Company determined to fully expense the entire amount of $3.0 million since currently the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3.0 million is fully expensed as research and development expense during the year ended December 31, 2017.

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

Early testing by BioFirst indicates that ABV-2002 may be more effective for protecting the cornea and retina during long-term storage than other storage media available today and can be manufactured at lower cost. Further ABV-2002 product development was put on hold due to the lack of funding.

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

As of March 31, 2025, the Company has not earned any net licensing income or net sales profit earned by BioFirst under these collaborative agreements.

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. As of March 31, 2025, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment. There was no cash receipt in the three months periods ended March 31, 2025 and 2024, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended March 31, 2025 and 2024, respectively.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended March 31, 2025 and 2024, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended March 31, 2025 and 2024, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended March 31, 2025 and 2024, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

5. PROPERTY AND EQUIPMENT, AND PREPAMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has offices and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Land	$8,004,520	$338,966
Buildings and leasehold improvements	2,217,756	2,219,244
Machinery and equipment	1,129,804	1,131,169
Office equipment	161,384	163,448
	11,513,464	3,852,827
Less: accumulated depreciation	(3,344,718)	(3,341,739)
Property and equipment, net	$8,168,746	$511,088

Depreciation expenses were $7,021 and $1,286 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the land with book value amounted to approximately $334,520 and $338,966 (except for the recently acquired land in Puli, Taiwan, amounted to $7,670,000), respectively, were pledged for obtaining bank loan (see Notes 9 Bank loans).

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

Acquisition of land in Taiwan

In March 2024, AiBtl issued 1,534,000 AiBtl’s common stocks to acquire farmland in Taiwan, which land will be used for developing health related businesses. As of the date of issuance of these financial statements, the transfer of the land’s title is under government review, pending completion of the title transfer registration. However, upon the closing of the transaction, both parties are aware of such Taiwan’s legal restrictions prohibiting foreign entities directly owning farmland. In addition to newly incorporated controlling subsidiary, Yunzhiyi, to be holding the title of the land upon government’s approval, on March 31, 2025, the Company and the landowners executed the Nominee Holding Agreement, Land Lease Agreement, and Consulting Agreement, under the witness of and confirmed by a legal counsel in Taiwan, in which the landowners unconditionally grant the full legal rights to the land to the Company before the completion of the title transfer. Based on the execution of the agreement, the Company recognized $7,670,000 ($5 per share of AiBtl’s common stock) of land on its balance sheet.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	March 31,	December 31,	Accounting
Name of investees	2025	2024	treatments
Braingenesis Biotechnology Co., Ltd.*	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Eye Corporation (see Note 10)	19.78%	19.78%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	24.97%	Equity Method
Rgene Corporation	37.00%	26.65%	Equity Method
BioLite Japan K.K.	49.00%	49.00%	Equity Method

*	This company was acquired by Canal Biotech Corporation Inc. Our stock is in the process of replacement with the stock of the acquired company and the ownership percentage is subject to change.

(2)	The extent the investee relies on the company for its business is summarized as follows:

Name of investees	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)
BioLite Japan K.K.	The Company’s joint venture noncontrolling subsidiary perform research and development activities and explore business opportunities in Japan
ForSeeCon Eye Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loaned from the investee and provides research and development support service
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)

(3)	Long-term investment mainly consists of the following:

	March 31, 2025	December 31, 2024
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,640	$6,727
Genepharm Biotech Corporation	20,271	20,540
ForSeeCon Eye Corporation(d)	-	-
BioHopeKing Corporation	752,880	762,983
Subtotal	779,791	790,250
Equity Method Investments, net
BioFirst Corporation(a)	1,420,800	1,468,504
Rgene Corporation(b)	559,471	-
BioLite Japan K.K. (BioLite JP)(c)	-	-
OncoX BioPharma, Inc.(e)	-	-
Total	$2,760,062	$2,258,754

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2025 and December 31, 2024, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of March 31, 2025 and December 31, 2024, the amount of prepayment for long-term investments in Biofirst is both $1,124,842.

(b)	Rgene Corporation (the “Rgene”)

As described in Note 4, the Company acquired 26.65% of Rgene’s outstanding common shares since 2018 through multiple collaborative agreements, and has been accounting this equity investment with equity method as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. Further, as disclosed in Note 10 Related Party Transactions, the Company entered a convertible loan agreement with Rgene in 2022 and has been working with Rgene to obtain approval for the Company to exercise the conversion from Department of Investment Review in Taiwan, a government agency reviews foreign investors conducting investment in Taiwan. In May 2024, the conversion request for the conversion was approved but the Company was not informed by Rgene until April 2025. The Company determined that the impact to the financial statements is immaterial and assumed the conversion was incurred on January 1, 2025. After the conversion, the Company owns 37% of outstanding shares of Rgene.

(4)	Disposition of long-term investment

During the three-month periods ended March 31, 2025and 2024, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows:

	Three Months Ended March 31,
	2025	2024
Share of equity method investee losses	$(50,877)	$-

(c)	BioLite Japan K.K. (BioLite JP)

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

The warrant exercise price was reset to $3.5 in accordance to the issuance of common stock in relation to securities purchase agreement on July 2023. On May 22, 2024, the exercise price of these warrants was reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants. As of March 31, 2025, these Lind Warrants associated with the first Lind Note were fully exercised.

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “2nd Lind Note”) in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 2nd Lind Note shall be due and payable on May 19, 2025, and bears no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 2nd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents. Lind also received a 5-year common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. During the year ended December 31, 2024, Lind converted $800,000 of 2nd Lind Note principal amounts into the Company’s common stocks. Refer to the common stock issuance details in Note 12, Equity. On March 3 and April 1, 2025, Lind converted the remaining $400,000 principal balance ($200,000 for each conversion) into the Company’s common stocks.

On January 17, 2024, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “3rd Lind Note”) in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 3rd Lind Note shall be due and payable on July 17, 2025 and bear no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 3rd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $394,071, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. No conversion or repayment to 3rd Lind Note has occurred during the year ended December 31, 2024. On March 3 and April 1, 2025, Lind converted $400,000 principal balance ($200,000 for each conversion) into the Company’s common stock, leaving outstanding principal of $600,000.

In connection with above three Lind Note offerings, the Company and its subsidiaries: BioKey, BioLite, Biolite BVI, and American BriVision, jointly and severally guaranteed all of the obligations of the Company in connection with the offering with certain collateral, as set forth in the related transaction documents.

On May 22, 2024, November 19, 2024, and January 9, 2025, Lind exercised 1,000,000, 500,000, 1,029,167 of the existing warrants to purchase shares of Common Stock at a reduced exercise price of $0.75, $0.42, and $0.40 per share, respectively. Refer to the details in Note 12, Equity.

Total interest expenses in connection with the above three Lind Notes were $209,372 and $172,884 for the three months ended March 31, 2025 and 2024, respectively.

Other Convertible Notes Payable

On November 1, 2024 and November 5, 2024, the Company’s subsidiary, AiBtl, issued two convertible notes payable, each with a principal amount of $30,000 to two separate individuals, for total consideration of $60,000. Each note has a 1-year term and an implied annual discount rate of 6.89%. These convertible notes bear a 0% interest rate and are convertible by the holders into the AiBtl’s common stock at $5 per share at any time before the maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity.

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

The debt discount is being amortized over the 1-year term using the effective interest method. During the three months ended March 31, 2025, the Company recognized $984 in interest expense related to the amortization of the debt discount.

The carrying amounts of the liability component are summarized as follows:

March 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
2nd LIND Note	ABVC	November 17, 2023	May 19, 2025	$1,200,000	0%	86.94%	$1.00	ABVC	$200,000	$26,110	$173,890	$240,000
3rd LIND Note	ABVC	January 17, 2024	July 17, 2025	1,000,000	0%	87.40%	$1.00	ABVC	800,000	196,114	603,886	960,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,119	28,881	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,118	28,882	30,000
				$2,260,000					$1,060,000	$224,460	$835,539	$1,260,000

December 31, 2024	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
2nd LIND Note	ABVC	November 17, 2023	May 19, 2025	$1,200,000	0%	86.94%	$1.00	ABVC	$400,000	$118,048	$281,952	$480,000
3rd LIND Note	ABVC	January 17, 2024	July 17, 2025	1,000,000	0%	87.40%	$1.00	ABVC	1,000,000	388,685	611,315	1,200,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,610	28,390	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,611	28,389	30,000
				$2,260,000					$1,460,000	$509,954	$950,046	$1,740,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	March 31,	December 31,
	2025	2024
Accrued research and development expense	$1,799,583	$1,799,583
Accrued directors and officers (owners) compensation	991,821	1,025,867
Cash portion of the Lind Note repayments	227,284	127,759
Accrued compensation and employee benefits	140,252	126,106
Others	617,879	557,866
Total	$3,826,819	$3,509,422

9. SHORT-TERM LOANS

(1)	Short-term loans consists of the following:

	March 31,	December 31,
	2025	2024
Cathay United Bank	$169,407	$200,252
CTBC Bank	602,000	610,000
Other individual	30,000	30,000
Total	$801,407	$840,252

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD 7.5 million, equivalent to $228,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on the term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year, and the next renewal date is September 6, 2025. As of March 31, 2025 and December 31, 2024, the effective interest rates per annum was 2.99% and 2.99%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. During the three months ended March 31, 2025, the Company made payments of the loan in total of NTD 937,500, equivalent to $29,250.

Interest expenses were $1,470 and $1,736 for the three months ended March 31, 2025 and 2024, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NTD 10 million, equivalent to $327,500, and NTD 10 million, equivalent to $327,500, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every year, and the next renewal date is February 28, 2025. The loan balances bear interest at a fixed rate of 2.5% per annum, and is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $3,761 and $3,964 for the three months ended March 31, 2025 and 2024, respectively.

Other individual – Third party

On March 21, 2024, the Company issued an unsecured promissory note to a third party for the proceeds of $30,000. The note bears interest rate of 12% per annum and matures on March 21, 2025, or upon the occurrence of an event of default. The promissory note was extended for anther year and matures on March 21, 2026, with the same terms.

Interest expenses were $888 and $0 for the three months ended March 31, 2025 and 2024, respectively.

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

Revenues – related parties

There was no cash receipt for the three months ended March 31, 2025 and 2024 from related parties on the licensing agreements or other services. Therefore, no related party revenue was recognized during these periods. Please refer to Note 4, Collaborative Agreements for details.

Consulting fees – related parties

In March 2024, the Company engaged Lion Arts Promotion Inc to provide operation, business development, human resources, and capital finance consulting services. The agreement is for 12 months expiring in February 2025, and is optional for renewal upon mutual agreement. The Company incurred $68,141 and $14,628 for the three months ended March 31, 2025 and 2024, respectively.

Accounts receivable - related parties

Accounts receivable due from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2024	2024
Rgene	$-	$-
Total	$-	$-

As of December 31, 2024, management considered the outstanding accounts receivable from Rgene may not be recoverable, and recognized credit loss in full.

Due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	March 31,	December 31,
	2025	2024
Rgene (1)	$1,867	$565,711
BioFirst (2)	535,252	589,340
Total	$537,119	$1,155,051

Due from related parties- Non-current, net

	March 31,	December 31,
	2025	2024
BioFirst (Australia) (3)	$839,983	$839,983
BioHopeKing Corporation (4)	118,633	120,210
Total	958,616	1,014,193
Less: allowance for expected credit losses accounts	(958,616)	(1,014,193)
Net	$-	$-

(1)

On June 16, 2022, the Company entered into a one-year convertible loan agreement with Rgene, with a principal amount of $1,000,000 and made $500,000 to Rgene which bears interest at 5% per annum for the use of working capital that, if fully converted, would result in ABVC owning an additional 6.4% of Rgene. The Company may convert the Note at any time into shares of Rgene’s common stock at either (i) a fixed conversion price equal to $1.00 per share or (ii) 20% discount of the stock price of the then most recent offering, whichever is lower; the conversion price is subject to adjustment as set forth in the Note. The Note includes standard events of default, as well as a cross-default provision pursuant to which a breach of the Service Agreement will trigger an event of default under the convertible note if not cured after 5 business days of written notice regarding the breach is provided. The loan was converted to Rgene’s common stock in May 2024 but the Company was not informed until April 2025. Please see detail discussion in Note 7.

As of March 31, 2025 and December 31, 2024, the outstanding loan balance were $0 and $500,000; and accrued interest was $0and $63,819, respectively. Both principal and accrued interest were converted to Rgene’s common stocks.

As of March 31, 2025 and December 31, 2024, the Company has other receivables amounted to $1,867 and $1,892, respectively, from Rgene due to daily operations.

(2)	On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of NTD 11,072,360 (approximately $337,707), which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of NTD 11,406,000 (approximately $347,883), which bears interest at 12% per annum for the use of working capital. As of March 31, 2025 and December 31, 2024, the outstanding loan balance were NTD 15,458,360 (approximately $465,297) and NTD 17,571,076 (approximately $535,918), respectively; accrued interests were$68,971 and $53,422, respectively. The Company has received NTD 2,080,000 (approximately $64,896) and $0 repayment during the three months ended March 31, 2025 and 2024, respectively.

(3)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of March 31, 2025 and December 31, 2024, the outstanding loan balances and allocated research fee were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of March 31, 2025 and December 31, 2024, due from BHK was both NTD 3,941,299 (approximately$118,633 and $120,210, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of NTD 3,941,299 as of December 31, 2024. No recovery was made during three months ended March 31, 2025.

The Company’s due from related parties are subject to certain risks that our collaborative parties, including OncoX and FEYE, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of March 31, 2025, the Company’s comprehensive review of these due from related party balances indicates that there are no expected losses except those being recognized above. This conclusion is based on the business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2025	2024
AiBtl Holding (1)	$348,219	$348,219
The Jiangs (2)	222,522	274,170
Shareholders (3)	140,266	142,130
Lion Art Promotions Inc (4)	65,738	-
Directors (5)	12,953	8,526
Total	$819,384	$773,045

(1)	On April 11, 2024, May 10, 2024, August 15, 2024, and December 24, 2024, AiBtl received short-term loans from its founding shareholder, AiBtl Holding, for the principal amounts of $40,000, $60,000, $33,732, and $214,487, respectively, for the purpose of daily operations. These loans do not bear interest and are payable on demand.

(2)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of March 31, 2025 and December 31, 2024, the outstanding balance due to the Jiangs amounted to $222,522 and $274,170, respectively. These loans bear no interest and are due on demand.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purpose. The advances bear interest rate around 12% per annum. As of March 31, 2025 and December 31, 2024, the outstanding principal and accrued interest was $140,266 and $142,130, respectively. Interest expenses in connection with these loans were $4,963 and $5,938 for the three months ended March 31, 2025 and 2024, respectively.

(4)	Accrued consulting services fee for the three months ended March 31, 2025.

(5)	As of March 31, 2025 and December 31, 2024, due to Directors amounted to $12,953 and $8,526, respectively, were related to the daily operating expenses since inception in 2023 paid by the Directors of AiBtl on behalf of the entity.

11. INCOME TAXES

Income tax (benefit) expense for the three months ended March 31, 2025 and 2024 were $0 and $0, respectively.

Deferred tax assets (liability) as of March 31, 2025 and December 31, 2024 consist approximately of:

	March 31,	December 31,
	2025	2024
Loss on impairment of assets	713,223	713,223
Net operating loss carryforwards	5,870,805	5,677,413
Operating lease liabilities	155,559	178,014
Operating lease assets	(155,559)	(178,014)
Deferred tax assets, gross	6,584,028	6,390,636
Valuation allowance	(6,584,028)	(6,390,636)
Deferred tax assets, net	-	-

12. EQUITY

The Company previously reported that during the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. For the three months ended March 31, 2024, stock subscription receivable recognized as stock-based compensation in equity was $225,740.

After further reviewed and investigation, above services were completely provided by December 31, 2022. Pursuant to ASC 718, the costs of services should be recognized along with the period when services are received. Therefore, the Company reversed share-based compensation expenses of $225,740 for the three months ended March 31, 2024.

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui. Pursuant thereto, the Company expect to receive 20% of the ownership of a property and the parcel of the land owned by Zhonghui in Leshan, Sichuan, China. During the third quarter of 2023, the Company issued to Zhonghui, an aggregate of 370,000 shares (post-split) of the Company’s common stock, at a per share price of $1.87, for $691,900. The Company also issued 29,600 common stock to consultants for providing consulting services on the above transaction. Please refer Note 2 for the restatement of prior period reported amounts.

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

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company issued 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. The Company also issued 43,458 shares on August 14, 2024 for the August 2024 rent, and 46,072 shares were issued on September 3, 2024 for the September 2024 rent. Further, we issued 64,147 shares on October 29, 2024 for October rent, 45,293 shares on November 13, 2024 for November rent, and 30,422 shares on December 26, 2024 for half month of December rent. In 2025, the Company issued 28,135 shares, 22,031 shares, and 30,488 shares for each of the half month rent from January 2025 to March 2025, respectively. On April 9, 2025, the Company entered another agreement with the landlord to settle remaining balance of each half month of February and March 2025 rent, and April 2025 rent, by issuing 120,398 of the Company’s common stock, in the value of $66,219.

Noncontrolling Interests

On March 14, 2024, AiBtl issued 1,610,700 AiBtl’s common stocks to a land acquisition transaction in Taiwan, including the 1-year business consulting fee of $383,500 incurred beginning in November 2023, and the cost of land $7,670,000. Due to certain administrative processes and restrictions, AiBtl has not acquired ownership of the land and no asset was recognized.

Yunzhiyi, a Taiwan corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, the Company’s director. This entity is set up for holding the land that AiBtl acquired in Taiwan for developing health related business in Taiwan. Due to certain administrative processes and restrictions, the title transfer has not completed, and no asset was recognized as of the issuance of this report. However, AiBtl entered a series of agreements with the sellers in March 2025, to obtain the complete rights and obligations of the land while in the process of transferring the title. These agreements are effective until the title transfer is completed. AiBtl recognized such asset on its balance sheet on March 31, 2025. Refer to Note 6 for details.

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

During the three months ended March 31, 2024, the Company has made repayment of Lind Note with the Company’s common stock for 751,795 shares, totaling $681,000. As of December 31, 2024, the first Lind Note was fully repaid.

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

During the year ended December 31, 2024, the Company issued Lind in total of 800,000 shares of the Company’s common stock as the repayment of $800,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor, resulting in effective conversion price between $0.7907 to $0.4932. The Company made additional $327,017 cash repayments, with $127,759 unpaid cash booked in Accrued Expenses and Other Current Liabilities as of December 31, 2024. On March 3, 2025 and April 1, 2025, Lind converted the remaining $400,000 ($200,000 in each conversion) principal balance on 2nd Lind Note into 400,000 shares of the Company’s common stocks. All principal balance of 2nd Lind Note was fully converted as of April 1, 2025.

On March 3, 2025 and April 1, 2025, Lind converted $400,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 400,000 shares of the Company’s common stocks, leaving outstanding principal of $600,000.

On January 5, 2025, the Company and Lind entered into a third letter agreement, pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share.

Warrants issued and outstanding in connection with above Lind convertible notes as of March 31, 2025, and their activities during the three-month period ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	2,029,167	$0.70	*	4.20	$195,542
Issued	-	-		-	-
Exercised	(1,029,167)	$0.40		-	-
Outstanding as of March 31, 2025	1,000,000	$0.40		4.14	$60,000

*	On January 5, 2025, the Company and Lind entered into a third letter agreement (the “December Letter Agreement”), pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. The weighted average exercise price per share as of December 31, 2024 was adjusted to the reduction accordingly.

13. STOCK OPTIONS

The Company has not granted any options during three months ended March 31, 2025 and 2024. The Company’s most recent option grant was in 2022 that 76,190 shares (post-split) of common stock were granted to employees and certain consultants. The weighted average grant date fair value of options granted in 2022 was $27.9 (post-split). There are 386,021 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2024. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. As of March 31, 2025 and December 31, 2024, there were no unvested options.

Options issued and outstanding as of March 31, 2025, and their activities during the year then ended are as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	258,710	$27.9	6.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2025	258,710	27.9	6.50	$-
Exercisable as of March 31, 2025	258,710	27.9	6.50	$-
Vested and expected to vest	258,710	$27.9	6.50	$-

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net loss attributable to ABVC’s common stockholders	$(842,075)	$(2,834,199)

Denominator:

Weighted-average shares outstanding – Basic & Diluted	14,968,232	9,736,150

Loss per share
-Basic & Diluted	$(0.06)	$(0.29)

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

	March 31, 2025	December 31, 2024
ASSETS
Operating lease right-of-use assets	$533,460	$640,387
LIABILITIES
Operating lease liabilities (current)	366,475	403,581
Operating lease liabilities (non-current)	166,985	236,807

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2025	2024
Operating lease expenses	$117,166	$98,502

Other information related to leases is presented below:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$117,166	$98,502

	March 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term:
Operating leases	2.43 years	2.48 years

Weighted Average Discount Rate:
Operating leases	1.32%	1.19%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025 (Excluding current period)	$302,071
2026	104,849
2027	46,699
2028	46,699
2029	46,699
Thereafter	-
Total future minimum lease payments, undiscounted	547,017
Less: Imputed interest	(13,557)
Present value of future minimum lease payments	$533,460

16. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of March 31, 2025 and up through the date of the consolidated financial statements was available to the issued.

17. SUBSEQUENT EVENTS

In April 2025, the Company conducted a private offering of its common stock to several individual investors, issuing 724,372 unregistered shares at $0.60 to $0.65 per share, raising a total of $436,125.

In April 2025, the Company issued 9,909 unregistered restricted shares to an individual consultant as a consideration of $9,800 ($0.99 per share) for the services.

In April 2025, the Company issued 50,000 and 90,277 shares of common stock to two advisors for their financial and business advisory services, as the consideration of $52,500 and $94,791 ($1.05 and $1.05 per share), respectively.

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

Yunzhiyi, a Taiwanese corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, the Company’s director. This entity is set up for holding land located in Puli, Tawain that AiBtl is in the process of acquiring, which land will be used for developing health related business. As of the date hereof, the transfer of the land’s title is currently under government review, pending completion of the title transfer registration. Due to Taiwan’s legal restrictions prohibiting foreign entities from directly owning farmland, the parties agreed to structure the arrangement through nominee holdings.

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

The following trials are expected to begin in the fourth quarter of 2025:

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

\The Vitargus® Phase II study was put on hold due to Serious Adverse Events (SAEs) observed in patients with retinal detachment treated with either Vitargus or SF6 comparator after vitrectomy surgeries at the Thailand sites. By comparing the Thailand study with the First-in-Human (FIH) study completed in Australia in 2018, the SAEs derived from the patients in the Thailand study may be due to the modified in-situ hydrogel procedure which allows a longer surgical time window for the study. The Company is investigating the root causes of the events and is working towards developing a safe device in-situ procedure before reinstating the study.

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

On March 25, 2024, the Company, and one of its co-development partners, BioFirst Corporation, a company registered in Taiwan (“BioFirst”), each entered into a twenty-year, global definitive licensing agreement (the “Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of March 31, 2025, the Company has received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. As of March 31, 2025, the Company has received $296,000 as the partial second milestone payment and recognized as licensing revenue according to ASC 606.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Licensed Products”), within North America for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed.) 30 days after entering into the Oncox Agreement and $625,000 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. As of March 31, 2025, the Company has received $200,000 as the partial second milestone payment and recognized as licensing revenue according to ASC 606.

On May 8, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic Cancer (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed. ) within 30 days of entering into the May 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the May 2024 Oncox Agreement, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed.) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of Net Sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed.) 30 days after entering the May 23, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of Net Sales, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees.

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

Series A Convertible Preferred Stock

As of March 31, 2025, no Series A Convertible Preferred Stock has been issued by the Company.

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

On April 24, 2025, we received a letter from the listing qualifications staff (the “Staff”) of Nasdaq informing us that, as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, because our stockholders’ equity was $723,959, as of April 23, 2025, we did not meet the alternatives of market value of listed securities or net income from continuing operations, and we no longer comply with Listing Rule 5550(b)(1) (the “Rule 5550”).

We have 45 calendar days to submit a plan to the Staff to regain compliance. If our plan is accepted, we may be granted an extension of up to 180 calendar days from the date of the letter, or until October 21, 2025, to evidence compliance.

In determining whether to accept our plan, the Staff will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within our review period, our overall financial condition, and our public disclosures. If the Staff does not accept our plan, we will have the opportunity to appeal that decision to a Hearings Panel.

The Nasdaq notification has no immediate effect on the listing of our Common Stock on the Nasdaq Capital Market. We intend to actively monitor our stockholders’ equity and will consider options available to us to achieve compliance with Rule 5550. There can be no assurance that we will be able to regain compliance with the Listing Rule or will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market.

If our Common Stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our Common Stock; (ii) reducing the number of investors willing to hold or acquire our Common Stock; (ii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

Pursuant to the Agreement, the Company and Biolite JP agree to use their best efforts to execute the License Agreement by the end of December 2021. The Company agreed that any negotiation on behalf of Biolite JP regarding the terms of the License Agreement shall be handled by the directors appointed by Lucidaim. If the Company and such Lucidaim directors do not reach agreement on the terms, Biolite JP may at its sole discretion determine not to execute the License Agreement without any liability to the Company. The company is negotiating on the licensing terms and expects to conclude soon.

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

Recent Research Results

Vitargus® Clinical Development:

The Phase II clinical study of Vitargus® commenced in the second quarter of 2023. Study sites include Ramathibodi Hospital (Principal Investigator: Dr. Duangnate Rojanaporn) and Srinagarind Hospital (Principal Investigator: Dr. Thuss Sanguansak) in Thailand, and Sydney Eye Hospital (Principal Investigator: Professor Dr. Matthew Simunovic) and East Melbourne Eye Group/East Melbourne Retina (Principal Investigator: Dr. Elvis Ojaimi) in Australia. The Company is currently producing a new investigational batch to support product improvements.

ABV-2002 Corneal Storage Solution:

The Company is developing ABV-2002, a corneal storage solution intended for use prior to penetrating keratoplasty or endothelial keratoplasty. ABV-2002 is formulated with a poly amino acid polymer that adjusts osmolarity to maintain hydration and prevent corneal swelling. It also contains a phenolic phytochemical providing antioxidant and antibacterial properties. Preliminary internal testing by BioFirst indicated potential advantages over existing storage media. Further clinical development has been temporarily suspended due to funding constraints.

BioFirst Corporation Operations:

BioFirst Corporation, incorporated in 2006, focuses on research, development, manufacturing, and commercialization of patented pharmaceutical products, primarily through global exclusive licensing agreements with domestic R&D institutions. BioFirst’s principal product under development is Vitargus®, licensed from the National Health Research Institutes. BioFirst is currently constructing a GMP-compliant manufacturing facility in Hsinchu Biomedical Science Park, Taiwan, with targeted completion in 2025. This facility is intended to support global supply of Vitargus®.

ABV-1505 ADHD Clinical Study:

On July 12, 2022, the Company announced enrollment progress in the Phase II Part II clinical study of ABV-1505, a treatment candidate for adult Attention-Deficit Hyperactivity Disorder (ADHD). As of the date of this report, 69 subjects have been enrolled, including 50 subjects who have completed the 56-day treatment. The study is a randomized, double-blind, placebo-controlled trial involving research centers in Taiwan and the University of California, San Francisco (UCSF). UCSF’s Institutional Review Board approved participation, and the site initiation visit was completed in March 2023.

Public Offering & Financings

2025 Financings

During the first quarter of 2025, the Company continued to strategically manage its outstanding convertible debt obligations with Lind Global Fund II, LP. In connection with the Senior Convertible Promissory Note issued in November 2023 (2nd Lind Note), the Company has successfully completed all conversions through equity issuances, thereby extinguishing the remaining principal balance. As of the date of this filing, only the corresponding cash components for four prior conversions remain to be settled, which the Company intends to address through the exercise of outstanding warrants-demonstrating a proactive and non-dilutive repayment approach. Additionally, for the Senior Convertible Promissory Note issued in January 2024 (3rd Lind Note), the Company has reduced the outstanding balance to $600,000, following two equity conversions of $200,000 each. The remaining cash obligations for these conversions are also expected to be fulfilled in a similar warrant-based strategy, although no definitive agreement has been entered as of the date hereof and there is no guarantee that a definitive agreement will be entered. These steps reflect the Company’s commitment to meeting its obligations while preserving long-term shareholder value and capitalizing on structured equity mechanisms to support operational continuity and financial health.

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

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers the Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of March 31, 2025, the Company has received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. In 2024 the Company received in cash and recognized revenue $296,000, pursuant to the Amendment. There was no transaction incurred during the period ended March 31, 2025.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms.In 2024 the Company received in cash and recognized revenue of $200,000, pursuant to the agreement.

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

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of March 31, 2025, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

Pursuant to the agreement between the Company and BioLite JP, both parties agreed to use their best efforts to execute a License Agreement by the end of December 2021. Under the terms of the agreement, negotiations on behalf of BioLite JP are conducted by directors appointed by Lucidaim. If the Company and such directors do not reach agreement on the terms, BioLite JP may, at its sole discretion, elect not to execute the License Agreement without any liability to the Company. The company is negotiating on the licensing terms and expects to conclude soon.

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

In April 2024, the Japan Patent Office granted a new patent protection for the Company’s Major Depressive Disorder (MDD) candidate, ABV-1504. The patent is valid through 2040 and will help BioLite Japan market and commercialize the product.

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

Restatement of Consolidated Financial Statements

The Company restated its financial statements as of and for the year ended December 31, 2023 (the “2023 Restatement”), to correct misstatements in those prior periods related to improperly applying accounting guidance on the share-based payments, incorrectly recognizing interest expenses upon the conversion of convertible debts, and misidentifying the existence of non-controlling interest of our subsidiary.

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

At the time of preparing its financial statements for fiscal 2024, the Company reviewed the entire transaction, its relevant agreements and documentation, as well as the applicable accounting guidance. The Company applied FASB Accounting Standard Codification (“ASC”) 845 Nonmonetary Transactions to determine the fair value of the asset acquired would be more evident than the fair value of the consideration in exchange, the Company’s restricted common stocks. The real estates acquired comes with a third-party valuation of $7,400,000 per the Company’s stake, which the value of the acquired assets is guaranteed by Zhonghui. Upon further review, the Company considered ASC 718 Compensation - Stock Compensation, should have been the appropriate guidance to apply given the Company’s common stocks are listed in Nasdaq with more observable fair value (Level 1). Furthermore, at the time of issuance of these financial statements, no real estate title was transferred to the Company. As a result, the Company adjusted the carrying value of the asset and reclassified the balance to “Prepayment for asset acquisition” account to reflect the value of 370,000 shares issued at $1.87, the closing price as of the contract date. The Company also corrected the share price used to recognize stock compensation expense from $20 to $1.87 for the 29,600 shares of common stock issued on the same day to several consultants. As a result, these adjustments reduced $6,708,100 for asset recognized and $536,648 for stock-compensation expense incurred in 2023.

In February 2023, the Company issued a convertible note to LIND Global Fund II, LP. Due to misapplication of ASC 470-20 instead of ASC 815-40, the Company overstated interest expenses $1,179,667 for the year ended December 31, 2023. The overstatement is offsetting against additional paid-in capital due to the convertible note being converted to the Company’s own common stocks instead of being repaid or disposition.

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

As discussed in Note 12 to the financial statements for the year ended December 31, 2024, in July 2019 the Company issued 644,972 shares (post-split) of the Company’s common stock to four consultants for their services. Such stock-based expenses were amortized over 5 years starting from the issuance date. Per the Company’s further review, the services, along with the agreements, were completed by December 31, 2022. Pursuant to ASC 718, the costs of services should be recognized along with the period when services are received. Therefore, the Company reversed share-based compensation expenses of $451,480 and $902,960 for the years ended December 31, 2024 and 2023, respectively. The accumulated deficit as of December 31, 2022, was corrected with the Stock Subscription Receivables for $1,354,440 as a result of such adjustments.

For further details about the impact of the Restatement, please see the Notes to the Company’s financial statements for the year ended December 31, 2024, included in its Annual Report on Form 10-K that was filed with the SEC on April 15, 2025.

Summary of Critical Accounting Policies

The Company has identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025 (“2024 Form 10-K.”)

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

Recent Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60) which requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The guidance does not apply to joint ventures that may be proportionately consolidated and those that are collaborative arrangements. ASU 2023-05 is effective for joint venture with a formation date on or after January 1, 2025, early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its unaudited consolidated financial statements.

Results of Operations - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 (Restated).

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	March 31, 2025	March 31, 2024	Increase (Decrease)%
Revenue	$-	$1,205	$(1,205)	-100%
Gross Profits	$-	$928	$(928)	-100%
Operating Expenses	$693,005	$2,839,183	$(2,146,178)	-76%
Loss from Operations	$(693,005)	$(2,838,255)	$2,145,250	-76%
Other Income (Expense)	$(251,185)	$(89,412)	$(161,773)	181%
Interest (Expense), Net	$(203,896)	$(177,627)	$(26,269)	15%
Net Income (Loss)	$(944,190)	$(2,927,667)	$1,983,477	-68%

Revenues. We generated $0 and $1,205 in revenues for the three months ended March 31, 2025 and 2024, respectively. Besides assisting our licensees seeking for potential business opportunities and investors, the Company also is exploring other revenue streams, including the FDA application services which generated limited revenue in the three months ended March 31, 2024. For out-licensing agreements, please refer to the above collaborative agreements for details.

Operating Expenses. Our operating expenses have decreased by $2,146,178 or 76%, to $693,005 for the three months ended March 31, 2025 from $2,839,183 for the three months ended March 31, 2024. Such a decrease in operating expenses was mainly attributable to the decrease in selling, general and administrative expenses and research and development expenses.

Interest income (expense), net. Our net interest expense was $(203,896) for the three months ended March 31, 2025, compared to ($177,627) for the three months ended March 31, 2024. The increase in net interest expense of $26,269, or approximately 15%, was primarily due to the increase in recognition of interest expense for the converted notes for proper accounting purposes.

Other Expense. Our other expense was $251,185 for the three months ended March 31, 2025, compared to other expense of $89,412 for the three months ended March 31, 2024. The change was principally caused by the increase in loss on equity investment, interest expense, and offsetting by decrease in gain on foreign exchanges in the three months ended March 31, 2025.

Net Loss. As a result of the above factors, our net loss was $944,190 for the three months ended March 31, 2025 compared to $2,927,667 for the three months ended March 31, 2024, representing a decrease of $1,983,477, or 68%.

Asset Recognition and Investment Reclassification

During the three months ended March 31, 2025, the Company recognized certain updates to its financial position. The Company recorded the acquisition of land located in Puli, Taiwan, with a carrying value of approximately $7.67 million, based on control obtained over the asset during the period. The Company intends to utilize the land for future development of its health-related business operations. In addition, amounts previously classified as "Due from Related Parties" were reclassified to "Long-Term Investments" to reflect the nature of the Company’s ongoing investment in Rgene Corporation. The reclassification was based on management’s ongoing evaluation of the investment’s expected holding period and strategic purpose, after entering into the convertible note loan in 2023. These changes increased total assets and stockholders’ equity as of March 31, 2025. Notwithstanding these improvements in the Company’s asset base, management continues to evaluate liquidity risks and is seeking to address working capital needs through operational activities and external financing options.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2025, 2024	As of December 31, 2024
	(Unaudited)
Current Assets	$1,469,561	$2,179,815
Current Liabilities	$6,730,739	$6,557,461
Working Capital (Deficit)	$(5,261,178)	$(4,677,646)

Going Concern and Liquidity Consideration

For the three months ended March 31, 2025, the Company reported net loss of $944,190. As of March 31, 2025, the Company’s working capital deficit was $5,261,178. In addition, the Company had net cash outflows of $539,833 from operating activities for the three months ended March 31, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue to improve operations to generate positive cash flows by 1) ensuring our cash consideration from our licensing agreements be fully collected soon, 2) raising additional capital through private or public offerings, 3) strictly controlling cash operating expenses, and 4) reducing debts and interest expense.

Notably, the Company has generated cash inflow and reduced a substantial amount of convertible debts during the first three months ended March 31, 2025, from $0.95 million to $0.84 million. We also reduced our outstanding warrants from 2.0 million shares to 1 million shares in three months ended March 31, 2025, receiving around $411,667 in cash. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. Management is committed to enhancing operations to generate positive cash flows to meet our operation needs.

	Three Months Ended March 31
	2025	2024 (Restated)	Change	%
Cash Flow Used In Operating Activities	$(539,833)	$(955,816)	$415,983	-44%
Cash Flow Used in Investing Activities	$-	$-	$-	-%
Cash Flow Provided by Financing Activities	$428,756	$924,147	$(495,391)	-54%

Cash Flow from Operating Activities

During the three months ended March 31, 2025 and 2024, the net cash used in operating activities were $539,833 and $955,816, respectively. The decrease was primarily due to the decrease in operating expenses. Company has been strictly controlling the operating cash outflow, such as making certain payments with shares in lieu of cash, extending vendors’ payment terms, and other initiatives to save the cash burn.

Cash Flow from Investing Activities

During the three months ended March 31, 2025 and 2024, the net cash used in investing activities were $0 and $0 respectively. The Company does not plan to make further cash investment with cash in the near future.

Cash Flow from Financing Activities

During the three months ended March 31, 2025 and 2024, the net cash provided by financing activities were $428,756 and $924,147, respectively. The decrease in net cash provided by financing activities were primarily due to the proceeds from issuance of convertible notes, Lind’s exercise of warrants, and less short-term funding from our related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

Changes in Internal Control over Financial Reporting

The Company filed its annual report on Form 10-K, which included the 2023 Restatement, on April 15, 2025 and is disclosing a restatement regarding the three months ended March 31, 2024 herein. Therefore, no change in our system of internal control over financial reporting occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we are working to hire personnel with the requisite technical accounting knowledge to remediate the material weakness as soon as possible.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company issued 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. The Company also issued 43,458 shares on August 14, 2024 for the August 2024 rent, and 46,072 shares were issued on September 3, 2024 for the September 2024 rent. Further, we issued 64,147 shares on October 29, 2024 for October rent, 45,293 shares on November 13, 2024 for November rent, and 30,422 shares on December 26, 2024 for half month of December rent. In 2025, we issued 28,135 shares, 22,031 shares, and 30,488 shares for each of the half month rent from January 2025 to March 2025, respectively. On April 9, 2025, the Company entered another agreement with the landlord to settle remaining balance of each half month of February and March 2025 rent, and April 2025 rent, by issuing 120,398 of the Company’s common stock, in the value of $66,219.

In December 2024, the Company issued 117,277 shares of its common stock to employees as compensation.

In April 2025, the Company conducted a private offering of its common stock to several individual non-US investors, issuing an aggregate of 724,372 unregistered shares of common stock at $0.60 to $0.65 per share, raising a total of $436,125.

In April 2025, the Company issued 9,909 unregistered restricted shares to an individual consultant as a consideration of $9,800 for the services.

In April 2025, the Company issued 50,000 and 90,277 shares of common stock to two advisors for their financial and business advisory services, as the consideration of $52,500 and $94,791 ($1.05 and $1.05 per share), respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	During the three months ended March 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (44)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
3.7	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (45)
3.8	Amendment to Bylaws (46)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
4.3	Form of Voting Rights Proxy Agreement (58)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Lind Letter Agreement dated May 22, 2024 (52)
10.8	Lind Form of Warrant dated May 22, 2024 (52)
10.9	Reserved
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc (47)

10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc (47)
10.42	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (51)
10.43	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (51)
10.44	Form of 2nd Lind Note (38)
10.45	Form of 2nd Lind Warrant (38)
10.46	Securities Purchase Agreement dated November 17, 2023 (38)
10.47	First Amendment To Security Agreement (38)
10.48	First Amendment To Guarantor Security Agreement (38)
10.49	First Amendment to Guaranty (38)
10.50	Securities Purchase Agreement dated January 17, 2024 (39)
10.51	Form of 3rd Placement Agent Warrant (40)
10.52	Second Amendment To Security Agreement (39)
10.53	Second Amendment To Guarantor Security Agreement (39)
10.54	Second Amendment to Guaranty (39)
10.55	Form of 3rd Lind Note (39)
10.56	Form of 3rd Lind Warrant (39)
10.57	Amendment No. 1 to 2nd Lind Note (41)
10.58	Amendment No. 2 to 2nd Lind Note (42)
10.59	Amendment No. 1 to 3rd Lind Note (43)
10.60	Definitive License Agreement between the Company and OncoX BioPharma, Inc. (48)
10.61	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. (48)
10.62	Definitive License Agreement between the Company and ForSeeCon Eye Corporation (49)
10.63	Definitive License Agreement between BioFirst Corporationand ForSeeCon Eye Corporation (49)
10.64	Form of Amendment (50)
10.65	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (53)
10.66	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (53)
10.67	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (54)
10.68	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (54)
10.69	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (55)
10.70	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (55)
10.71	Letter Agreement dated January 5, 2025 (56)
10.72	Land Transfer Plan dated March 31, 2025 (57)
10.73	Nominee Holding Agreement dated April 1, 2024 (57)
10.74	Land Lease Agreement dated April 1, 2024 (57)
10.75	Addendum to Definitive Licensing Agreement between ABVC and AiBtl dated March 11, 2025 (57)
10.76	Addendum to Definitive Licensing Agreement between BioLite and AiBtl dated March 11, 2025 (57)
10.77	Yunzhiyi Land Holding Agreement dated October 28, 2024 (57)
10.78	Form of Purchase Agreement (58)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(40)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on January 17, 2024.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed on June 6, 2022

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2024

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2023

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2024

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 26, 2024

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024

(51)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(54)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 6, 2025

(57)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed April 15, 2025

(58)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 30, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: April 30, 2025	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: April 30, 2025	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)