Form 10-Q
period 2025-06-30
ABVC BIOPHARMA, INC.
filed 2025-08-13
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 23,541,824shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$388,251	$248,382
Restricted cash	688,075	615,433
Inventories	11,460	-
Due from related parties	1,422,405	1,155,051
Short-term investments	65,211	64,736
Prepaid expense and other current assets	194,999	96,213
Total Current Assets	2,770,401	2,179,815

Property and equipment, net	8,215,366	511,088
Operating lease right-of-use assets	459,325	640,387
Long-term investments	2,837,922	2,258,754
Prepayment for long-term investments	1,124,842	1,124,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	141,304	133,121
Total Assets	$16,241,060	$7,539,907

LIABILITIES AND EQUITY
Current Liabilities
Short-term loans	$871,951	$840,252
Accrued expenses and other current liabilities	4,290,964	3,509,422
Contract liabilities	81,115	81,115
Taxes payables	23,521	-
Operating lease liabilities	282,192	403,581
Due to related parties	728,576	773,045
Convertible notes payable – third parties, net	254,195	950,046
Total Current Liabilities	6,532,514	6,557,461

Tenant security deposit	41,680	21,680
Operating lease liability – non-current	177,133	236,807
Total Liabilities	6,751,327	6,815,948
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 19,533,416 and 13,868,484 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	19,533	13,868
Stock to be issued	1,090,308	31,040
Additional paid-in capital	86,378,577	78,595,065
Accumulated deficit	(72,048,904)	(68,949,807)
Accumulated other comprehensive income	483,812	445,665
Treasury stock	(8,909,691)	(8,909,691)
Total Stockholders’ equity	7,013,635	1,226,140
Noncontrolling interest	2,476,098	(502,181)
Total Equity	9,489,733	723,959

Total Liabilities and Equity	$16,241,060	$7,539,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
		June 30		June 30
	June 30	2024	June 30	2024
	2025	(Restated)	2025	(Restated)
Revenues	$-	$117,142	$-	$118,347

Cost of revenues	-	190	-	467

Gross loss	-	116,952	-	117,880

Operating expenses
Selling, general and administrative expenses	690,094	653,783	1,305,465	1,392,269
Research and development expenses	33,276	40,401	62,137	109,467
Stock-based compensation	1,571,613	282,875	1,620,386	2,314,506
Total operating expenses	2,294,983	977,059	2,987,988	3,816,242

Loss from operations	(2,294,983)	(860,107)	(2,987,988)	(3,698,362)

Other income (expense)
Interest income	19,139	27,141	38,210	31,190
Interest expense	(129,413)	(207,079)	(352,380)	(388,755)
Operating sublease income	12,000	(7,522)	24,000	478
Gain (loss) on foreign exchange	136,148	(64,875)	126,236	(4,145)
Loss on investment in equity securities	(44,917)	(79,057)	(95,794)	(79,057)
Other income (expenses)	(7,180)	33,193	(5,680)	52,678
Total other expenses	(14,223)	(298,199)	(265,408)	(387,611)

Loss before provision income tax	(2,309,206)	(1,158,306)	(3,253,396)	(4,085,973)

Provision for income tax expense	23,627	(110,894)	23,627	(110,894)

Net loss	(2,332,833)	(1,047,412)	(3,277,023)	(3,975,079)

Net loss attributable to noncontrolling interests	(75,811)	(105,076)	(177,926)	(198,544)

Net loss attributed to ABVC and subsidiaries	(2,257,022)	(942,336)	(3,099,097)	(3,776,535)
Foreign currency translation adjustment	39,640	(28,661)	38,147	(76,897)
Comprehensive loss	$(2,217,382)	$(970,997)	$(3,060,950)	$(3,853,432)

Net loss per share:
Basic and diluted	$(0.13)	$(0.08)	$(0.19)	$(0.36)

Weighted average number of common shares outstanding:
Basic and diluted	17,386,536	11,321,277	16,184,064	10,593,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
		June 30
	June 30	2024
	2025	(Restated)
Cash flows from operating activities
Net loss	$(3,277,023)	$(3,975,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,718	14,591
Stock-based compensation	1,620,386	2,314,506
Other non-cash expenses	317,279	361,574
Loss on investment in equity securities	95,794	79,057
Amortization of right-of-use asset	181,062	202,282
Changes in operating assets and liabilities:
Inventories	(11,460)	-
Prepaid expenses and other current assets	(73,786)	80,159
Due from related parties	(190,394)	(17,001)
Accrued expenses and other current liabilities	23,248	81,898
Tenant security deposit	24,710	6,000
Taxes payables	23,521	(112,946)
Operating lease liabilities	(181,062)	(202,282)
Net cash used in operating activities	(1,434,007)	(1,167,241)

Cash flows from investing activities
Loan to related parties	(808,240)	(501,614)
Repayment from related parties	142,461	-
Net cash used in investing activities	(665,779)	(501,614)

Cash flows from financing activities
Proceeds from short-term loans	-	30,000
Repayment of short-term loans	(58,875)	-
Proceeds from issuance of warrants	-	394,071
Proceeds from exercise of warrants	411,667	-
Proceeds from short-term bank loans	-	737,500
Proceeds from convertible notes payable	9,010	282,095
Proceeds from private offerings	1,868,750	-
Proceeds from common stock subscription	170,000	131,040
Due to related parties, net	(44,469)	151,597
Net cash provided by financing activities	2,356,083	1,726,303

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(43,786)	(31,459)

Net decrease in cash and cash equivalents and restricted cash	212,511	25,989

Cash and cash equivalents and restricted cash
Beginning	863,815	716,780
Ending	$1,076,326	$742,769

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$10,505	$16,485
Income taxes paid	$1,969	$25,946

Non-cash financing and investing activities
Acquiring control of the land	$7,670,000	$-
Issuance of common stock for conversion of debt	$263,847	$569,682
Conversion of convertible note due from related parties to equity investment	$563,819	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock						Treasury Stock
	Number of shares	Amounts	Subscribed stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balance at December 31, 2023 (Restated)	7,940,298	$7,940	$-	$73,978,380	$(64,046,929)	$516,387	(26,553)	$(8,901,668)	$(300,637)	$1,253,473
Issuance of common shares for Lind CN	905,303	906	-	568,776	-	-	-	-	-	569,682
Issuance of pre-funded warrant in connection to the 3rd Lind Note	-	-	-	394,071	-	-	-	-	-	394,071
Issuance of common shares for exercise of warrants	1,000,000	1,000	-	736,500	-	-	-	-	-	737,500
Issuance of common shares for acquisition of property	703,496	703	-	-	-	-	(703,496)	(703)	-	-
Issuance of subsidiaries' common shares for consulting service	-	-	-	225,690	-	-	-	-	157,810	383,500
Stock based compensation for employees	1,302,726	1,303	-	1,934,452	-	-	-	-	-	1,935,755
Share based payment	200,000	200	-	186,800	-	-	-	-	-	187,000
Decrease in ownership of subsidiary due to share issuance	-	-	-	4,786	-	-	-	-	(4,786)	-
Stock subscription received in advance	-	-	31,040	-	-	-	-	-	100,000	131,040
Net loss for the period	-	-	-	-	(3,776,535)	-	-	-	(198,544)	(3,975,079)
Cumulative transaction adjustments	-	-	-	-		(76,897)	-	-	-	(76,897)
Balance at June 30, 2024 (Restated)	12,051,823	$12,052	$31,040	$78,029,455	$(67,823,464)	$439,490	(730,049)	$(8,902,371)	$(246,157)	$1,540,045

Balance at March 31, 2024 (Restated)	10,698,315	$10,698	$-	$77,004,201	$(66,881,128)	$468,151	(730,049)	$(8,902,371)	$(241,081)	$1,458,470
Issuance of common shares for repayment of convertible notes	153,508	154	-	101,954	-	-	-	-	-	102,108
Issuance of common shares for exercise of warrants	1,000,000	1,000	-	736,500	-	-	-	-	-	737,500
Stock-based compensation	200,000	200	-	186,800	-	-	-	-	-	187,000
Stock subscription received in advance	-	-	31,040	-	-	-	-	-	100,000	131,040
Net loss for the period	-	-	-	-	(942,336)	-	-	-	(105,076)	(1,047,412)
Cumulative transaction adjustments	-	-	-	-	-	(28,661)	-	-		(28,661)
Balance at June 30, 2024 (Restated)	12,051,823	$12,052	$31,040	$78,029,455	$(67,823,464)	$439,490	(730,049)	$(8,902,371)	$(246,157)	$1,540,045

	Common Stock						Treasury Stock
	Number of shares	Amounts	Subscribed stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balance at December 31, 2024	13,868,484	$13,868	$31,040	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959
Issuance of common shares for Lind CN Repayment	1,200,000	1,200	-	262,647	-	-	-	-	-	263,847
Issuance of common shares for exercise of warrants	1,029,167	1,029	-	410,638	-	-	-	-	-	411,667
Issuance of common shares in private placement	2,566,557	2,567	170,000	1,866,183	-	-	-	-	-	2,038,750
Stock-based compensation	869,208	869	889,268	730,249	-	-	-	-	-	1,620,386
Acquisition of control of acquired land	-	-	-	4,513,795	-	-	-	-	3,156,205	7,670,000
Net loss	-	-	-	-	(3,099,097)	-	-	-	(177,926)	(3,277,023)
Cumulative transaction adjustments	-	-	-	-	-	38,147	-	-	-	38,147
Balance at June 30, 2025	19,533,416	$19,533	$1,090,308	$86,378,577	$(72,048,904)	$483,812	(730,641)	$(8,909,691)	$2,476,098	$9,489,733

Balance at March 31, 2025	15,378,305	$15,378	$31,040	$83,615,369	$(69,791,882)	$444,172	(730,641)	$(8,909,691)	$2,551,909	$7,956,295
Issuance of common shares for Lind CN Repayment	800,000	800	-	215,468	-	-	-	-	-	216,268
Issuance of common shares in private offerings	2,566,557	2,567	170,000	1,866,183	-	-	-	-	-	2,038,750
Stock-based compensation	788,554	788	889,268	681,557	-	-	-	-	-	1,571,613
Net loss	-	-	-	-	(2,257,022)	-	-	-	(75,811)	(2,332,833)
Cumulative transaction adjustments	-	-	-	-	-	39,640	-	-	-	39,640
Balance at June 30, 2025	19,533,416	$19,533	$1,090,308	$86,378,577	$(72,048,904)	$483,812	(730,641)	$(8,909,691)	$2,476,098	$9,489,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ABVC BioPharma, Inc. (the “Company”), formerly known as American BriVision (Holding) Corporation, a Nevada corporation, through the Company’s operating entity, American BriVision Corporation (“BriVision”), which was incorporated in July 2015 in the State of Delaware, engages in biotechnology to fulfill unmet medical needs and focuses on the development of new drugs and medical devices derived from plants. BriVision develops its pipeline by carefully tracking new medical discoveries or medical device technologies in research institutions in the Asia-Pacific region. Pre-clinical, disease animal model and Phase I safety studies are examined closely by the Company to identify drugs that BriVision believes demonstrate efficacy and safety. Once a drug appears to be a good candidate for development and ultimately commercialization, BriVision licenses the drug or medical device from the original researchers and begins to introduce the drugs clinical plan to highly respected principal investigators in the United States, Australia and Taiwan to conduct a Phase II clinical trial. At present, clinical trials for the Company’s drugs and medical devices are being conducted at such world-famous institutions including Stanford University, University of California San Francisco (UCSF) and Cedar Sinai Medical Centre (CSMC).

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

BioKey Cayman was incorporated in Cayman Islands in July 2023, which is 100% owned by ABVC. This subsidiary has no activities since inception. On May 10, 2025, ABVC transferred its 100% ownership in BioKey to BioKey Cayman. This reorganization did not have any other impact on the consolidated financial statements.

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

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flow. For the six months ended June 30, 2025, the Company reported net loss of $3,277,023. As of June 30, 2025, the Company’s working capital deficit was $2,762,113.  In addition, the Company had net cash outflows of $1,434,007 from operating activities for the six months ended June 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Restatement Background and Explanation

The Company has restated its financial statements as of and for the year ended December 31, 2023, to correct misstatements in those prior periods related to improperly applying accounting guidance on the share-based payments, incorrectly recognizing interest expenses upon the conversion of convertible debts, and misidentifying the existence of non-controlling interest of our subsidiary. These restatements also resulted in the restatements of the relevant accounts as of and for the three and six months ended June 30, 2024.

As disclosed in Note 5, the Company entered into a cooperation agreement on August 14, 2023 with Zhong Hui Lian He Ji Tuan, Ltd. (the “Zhonghui”) to acquire 20% of the ownership of certain property and a parcel of the land. According to the agreement, the Company issued 370,000 shares of its common stock as the consideration, and used $20 dollars per share to recognize the right as construction in progress on the balance sheet.

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

In November 2023, the Company and one of its subsidiaries entered into a licensing agreement with AiBtl. The Company accounted for a 100% control of AiBtl as of December 31, 2023, but later discovered that AiBtl had outstanding founder shares that were not deposited to the stock transfer agent in a timely manner. Such shares reduced the Company’s controlling interest from 100% to 69.70% as of December 31, 2023. Accordingly, the Company adjusted the relevant accounts in our consolidated financial statements.

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

Impact of the Restatement to the June 30, 2024 interim financial statements

The impact of the restatement on the balance sheets, statements of operations, and statements of cash flows as of and for the six months ended June 30, 2024 is presented below.

	June 30, 2024
Unaudited Condensed Consolidated Balance Sheets	As Reported	Adjustments	As Restated
Prepaid expense and other current asset	$100,810	$118,835	$219,645
Current Assets	2,189,567	118,835	2,308,402
Property and equipment, net	7,929,121	(7,400,000)	529,121
Prepayment for asset acquisition	-	691,900	691,900
Total Assets	14,633,699	(6,589,265)	8,044,434

Accrued expenses and other current liabilities	3,961,050	(329,812)	3,631,238
Due to related parties	326,298	(1,208)	325,090
Current Liabilities	6,548,927	(302,016)	6,246,911
Total Liabilities	6,805,409	(301,020)	6,504,389

Additional paid-in capital	87,082,558	(9,053,103)	78,029,455
Total stockholders’ equity	8,293,455	(6,507,253)	1,786,202
Noncontrolling interest	(465,165)	219,008	(246,157)
Total Equity	7,828,290	(6,288,245)	1,540,045
Total Liabilities and Equity	$14,633,699	$(6,589,265)	$8,044,434

	Three Months Ended June 30, 2024
Unaudited Condensed Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$640,451	$13,332	$653,783
Stock based compensation	412,741	(129,866)	282,875
Interest expenses	(260,032)	52,953	(207,079)
Net loss attributable to noncontrolling interests	(206,044)	100,968	(105,076)
Net loss	(1,272,689)	225,277	(1,047,412)
Basic and diluted net loss per common share	$(0.09)	$0.01	$(0.08)

	Six Months Ended June 30, 2024
Unaudited Condensed Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$1,471,708	$(79,439)	$1,392,269
Stock based compensation	2,957,736	(643,230)	2,314,506
Interest expenses	(944,715)	555,960	(388,755)
Net loss attributable to noncontrolling interests	(308,087)	109,543	(198,544)
Net loss	(5,253,708)	1,278,629	(3,975,079)
Basic and diluted net loss per common share	$(0.47)	$0.11	$(0.36)

	Six Months Ended June 30, 2024
Unaudited Condensed Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Net loss	$(5,253,708)	$1,278,629	$(3,975,079)
Stock-based compensation	2,957,736	(643,230)	2,314,506
Other non-cash income and expenses	915,546	(553,972)	361,574
Prepaid expenses and other deposits	7,245	72,914	80,159
Accrued expenses and other current liabilities	264,670	(182,772)	81,898
Due from related parties*	(518,615)	501,614	(17,001)
Due to related parties	153,166	(153,166)	-
Net cash used in operating activities	(1,487,258)	320,017	(1,167,241)
Loan to related parties*	-	(501,614)	(501,614)
Net cash used in investing activities*	-	(501,614)	(501,614)
Due to related parties*	-	151,597	151,597
Proceeds from short-term borrowings*	-	30,000	30,000
Net cash provided by financing activities	1,544,706	181,597	1,726,303

Issuance of common stock for conversion of debt	$811,174	$(241,492)	$569,682

*	Previously reported amount was reclassified to financing activities based on current year’s presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated. These financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of June 30, 2025, and results of operations and cash flows for the six months ended June 30, 2025 and 2024. The unaudited interim condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited financial statements at December 31, 2024, and interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

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

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measures its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

Concentration of Clients

As of June 30, 2025 and December 31, 2024, management estimated all accounts receivable balances are uncollectible. Provision credit loss balances were $11,993 and $11,993 as of June 30, 2025 and December 31, 2024, respectively.

For the six months ended June 30, 2024, the Company’s revenue was generated by one major customer, accounting for 98.0% of the Company’s total revenues.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents amounted to $388,251 and $248,382, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consist of cash held in a reserve bank account in Taiwan. As of June 30, 2025 and December 31, 2024, the Company’s restricted cash amounted $688,075 (NTD 20.2 million) and $615,433 (NTD 20.2 million), respectively.

Accounts receivable and allowance for expected credit losses accounts

Accounts receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts.

The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Allowance for expected credit losses accounts were $616,567 and $616,414 as of June 30, 2025 and December 31, 2024, respectively.

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

(i) Non-refundable upfront payments

If a license for the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, the Company recognizes revenue from the related non-refundable upfront payments based on the relative standalone selling price prescribed to the license compared to the total selling price of the arrangement. The revenue is recognized when the license is transferred to the collaboration partners and the collaboration partners are able to use and benefit from the license. To date, the receipt of non-refundable upfront fees was solely compensation of past research efforts and contributions made by the Company before the collaborative agreements entered and it does not relate to any future obligations and commitments made between the Company and the collaboration partners in the collaborative agreements.

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

(iv) Royalties and Profit-Sharing Payments

Under the collaborative agreement with the collaboration partners, the Company is entitled to receive royalties on sales of products, which is at a certain percentage of the net sales. The Company recognizes revenue from these events based on the revenue recognition criteria set forth in ASC 606. Based on those criteria, the Company considers these payments to be contingent revenues, and recognizes them as revenue in the period in which the applicable contingency is resolved.

Revenues Derived from Research and Development Activities Services (Also known as the Contract Development & Manufacturing Organization Services (“CDMO”)) — Revenues related to research and development and regulatory activities are recognized when the related services or activities are performed, in accordance with the contract terms. The Company typically has only one performance obligation at the beginning of a contract, which is to perform research and development services. The Company may also provide its customers with an option to request that the Company provides additional goods or services in the future, such as active pharmaceutical ingredients, API, or IND/NDA/ANDA/510K submissions. The Company evaluates whether these options are material rights at the inception of the contract. If the Company determines an option is a material right, the Company will consider the option a separate performance obligation.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC 718 “Compensation-Stock Compensation”. Total director, officer, and employee stock-based compensation expenses were $262,500 and $187,001 for the three months ended June 30, 2025 and 2024, respectively, and were $262,500 and $2,122,756 for the six months ended June 30, 2025 and 2024, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $1,309,113 and $95,874 for the three months ended June 30, 2025 and 2024, respectively, and $1,357,886 and $191,750 for the six months ended June 30, 2025 and 2024, respectively.

Commitments and Contingencies

The Company has adopted ASC 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired or a liability has been incurred on the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in financial statements when it is at least reasonably possible that a material loss could be incurred.

Foreign-currency Transactions

For the Company’s subsidiaries in Taiwan, the foreign-currency transactions are recorded in New Taiwan Dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into NTD, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On balance sheet dates, the balances of foreign currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under the Statements of Changes in Stockholders’ Equity.

Segment Reporting

ASC 280 “Segment Reporting” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies the operating segments based on how the chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.

The Company currently has one reportable segment, and assets are reviewed on a consolidated basis. As such, segmental data is not provided.

The following tables present revenue and gross profit information for each of our only reportable segment:

	Three Months Ended		Six Months Ended
		June 30		June 30
	June 30	2024	June 30	2024
	2025	(Restated)	2025	(Restated)
Revenues	$-	$117,142	$-	$118,347
Cost of revenues	-	190	-	467
Segment Gross (loss) profit	-	116,952	-	117,880

Depreciation Expense	$6,697	$13,305	$13,718	$14,591

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income tax:

	Three Months Ended		Six Months Ended
		June 30		June 30
	June 30	2024	June 30	2024
	2025	(Restated)	2025	(Restated)
Segment Gross (loss) profit	$-	$116,952	$-	$117,880
Less:
Selling, general and administrative expenses	690,094	653,783	1,305,465	1,392,269
Research and development expenses	33,276	40,401	62,137	109,467
Stock-based compensation	1,571,613	282,875	1,620,386	2,314,506
Add (Less):
Interest income	19,139	27,141	38,210	31,190
Interest expense	(129,413)	(207,079)	(352,380)	(388,755)
Operating sublease income	12,000	(7,522)	24,000	478
Gain (loss) on foreign exchange changes	136,148	(64,875)	126,236	(4,145)
Loss on investment in equity securities	(44,917)	(79,057)	(95,794)	(79,057)
Other income (expenses), net	(7,180)	33,193	(5,680)	52,678
Loss before provision income tax	$(2,309,206)	$(1,158,306)	$(3,253,396)	$(4,085,973)

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

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization.  The ASU is effective on a prospective or retrospective basis for the annual reporting period beginning after December 15, 2026, and interim reporting period beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.

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

On July 27, 2016, BioLite Taiwan and BHK agreed to amend the payment terms of the milestone payment in an aggregate amount of $10 million based on the following schedule:

●	Upon signing of the BHK Co-Development Agreement: $1 million, or 10% of total payment

●	Upon the first Investigational New Drug (IND) submission and BioLite Taiwan will deliver all data to BHK according to FDA Reviewing requirement: $1 million, or 10% of total payment

●	At the completion of first phase II clinical trial: $1 million, or 10% of total payment

●	At the initiation of phase III of clinical trial research: $3 million, or 30% of total payment

●	Upon the New Drug Application (NDA) submission: $4 million, or 40% of total payment

In December 2015, BHK paid a non-refundable upfront cash payment of $1 million, or 10% of $10.0 million, upon the signing of BHK Co-Development Agreement. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash receipt as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this collaborative agreement was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this collaborative agreement. In August 2016, the Company received the second milestone payment of NTD 31,649,000, approximately equivalent to $1 million, and recognized collaboration revenue for the year ended December 31, 2016. As of the date of this report, the Company has not completed the first phase II clinical trial.

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of June 30, 2025, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In 2015, the Company recognized the cash receipt in a total of NTD 50 million, approximately equivalent to $1.6 million, as collaboration revenue when all research, technical, and development data was delivered to BHK. The Company concluded that the deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this payment as collaboration revenue when all research, technical, data and development data were delivered to BHK. The cash receipt is for the compensation of past research efforts and contributions made by BioLite Taiwan before this BHK Collaborative Agreements was signed and it does not relate to any future commitments made by BioLite Taiwan and BHK in this BHK Collaborative Agreements.

In addition to the total of NTD 50 million, approximately equivalent to $1.6 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of June 30, 2025, the Company has not earned royalty under the BHK Collaborative Agreements.

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, the Company through its subsidiary, BriVision, entered into a co-development agreement (the “Co-Dev Agreement”) with Rgene Corporation (the “Rgene”), a related party controlled by the controlling beneficiary shareholder of YuanGene Corporation (See Note 10). Pursuant to Co-Dev Agreement, the Company and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1511 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Co-Dev Agreement, Rgene is required to pay the Company $3.0 million in cash or stock of Rgene with equivalent value by August 15, 2017. The payment is for the compensation of the Company’s past research efforts and contributions before the Co-Dev Agreement was signed, and it does not relate to any future commitments made by the Company and Rgene in this Co-Dev Agreement. In addition to $3.0 million, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene, if any, and any development costs shall be equally shared by both the Company and Rgene.

On June 1, 2017, the Company has delivered all research, technical, data and development data to Rgene. Since both Rgene and the Company are related parties and under control by a controlling beneficiary shareholder of YuanGene Corporation and a director and officer of the Company, the Company has recorded the full amount of $3.0 million in connection with the Co-Dev Agreement as additional paid-in capital during the year ended December 31, 2017. During the year ended December 31, 2017, the Company received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NTD 50 per share (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. On December 31, 2018, the Company determined to fully write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

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

Initially the Company will focus on ABV-2002, a solution utilized to store a donor cornea prior to either penetrating keratoplasty (full thickness cornea transplant) or endothelial keratoplasty (back layer cornea transplant). ABV-2002 is a solution comprised of a specific poly amino acid that protects ocular tissue from damage caused by external osmolarity exposure during pre-surgery storage. The specific polymer in ABV-2002 can adjust osmolarity to maintain a range of 330 to 390 mOsM thereby permitting hydration within the corneal stroma during the storage period. Stromal hydration results in (a) maintaining acceptable corneal transparency and (b) prevents donor cornea swelling. ABV-2002 also contains an abundant phenolic phytochemical found in plant cell walls that provide antioxidant antibacterial properties and neuroprotection.

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

As of June 30, 2025, the Company has not earned any net licensing income or net sales profit earned by BioFirst under these collaborative agreements.

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. As of June 30, 2025, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment. There was no cash receipt in the six months periods ended June 30, 2025 and 2024, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended June 30, 2025 and 2024, respectively.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2025 and 2024, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2025 and 2024, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2025 and 2024, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

5. PROPERTY AND EQUIPMENT, AND PREPAMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has offices and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Land	$8,048,975	$338,966
Buildings and leasehold improvements	2,232,641	2,219,244
Machinery and equipment	1,143,449	1,131,169
Office equipment	182,022	163,448
	11,607,087	3,852,827
Less: accumulated depreciation	(3,391,721)	(3,341,739)
Property and equipment, net	$8,215,366	$511,088

Depreciation expenses were $6,697 and $13,305 for the three months ended June 30, 2025 and 2024, respectively, and were $13,718 and $14,591 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the land with book value amounted to approximately $378,975 and $338,966 (except for the recently acquired land in Puli, Taiwan, amounted to $7,670,000), respectively, were pledged for obtaining bank loan (see Notes 9 Bank loans).

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

Acquisition of land in Taiwan

In March 2024, AiBtl issued 1,534,000 AiBtl’s common stocks to acquire farmland in Taiwan, which land will be used for developing health related businesses. As of the date of issuance of these financial statements, the transfer of the land’s title is under government review, pending completion of the title transfer registration. However, upon the closing of the transaction, both parties are aware of such Taiwan’s legal restrictions prohibiting foreign entities directly owning farmland. In addition to newly incorporated controlling subsidiary, Yunzhiyi, to be holding the title of the land upon government’s approval. On March 31, 2025, the Company and the landowners executed the Nominee Holding Agreement, Land Lease Agreement, and Consulting Agreement, under the witness of and confirmed by a legal counsel in Taiwan, in which the landowners unconditionally grant the full legal rights to the land to the Company before the completion of the title transfer. Based on the execution of the agreement, the Company recognized $7,670,000 ($5 per share of AiBtl’s common stock) of land on its balance sheet.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	June 30,	December 31,	Accounting
Name of investees	2025	2024	treatments
Braingenesis Biotechnology Co., Ltd.*	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Eye Corporation (see Note 10)	19.78%	19.78%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	24.97%	Equity Method
Rgene Corporation	37.00%	26.65%	Equity Method
BioLite Japan K.K.	49.00%	49.00%	Equity Method

*	This company was acquired by Canal Biotech Corporation Inc. Our stock is in the process of replacement with the stock of the acquired company and the ownership percentage is subject to change.

(2)	The extent the investee relies on the company for its business is summarized as follows:

Name of investees	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)
BioLite Japan K.K.	The Company’s joint venture noncontrolling subsidiary perform research and development activities and explore business opportunities in Japan
ForSeeCon Eye Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loaned from the investee and provides research and development support service
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)

(3)	Long-term investment mainly consists of the following:

	June 30, 2025	December 31, 2024
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,522	$6,727
Genepharm Biotech Corporation	22,964	20,540
ForSeeCon Eye Corporation(d)	-	-
BioHopeKing Corporation	853,904	762,983
Subtotal	884,390	790,250
Equity Method Investments, net
BioFirst Corporation(a)	1,396,515	1,468,504
Rgene Corporation(b)	557,017	-
BioLite Japan K.K. (BioLite JP)(c)	-	-
OncoX BioPharma, Inc.(e)	-	-
Total	$2,837,922	$2,258,754

(a)	BioFirst Corporation (“BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2025 and December 31, 2024, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of June 30, 2025 and December 31, 2024, the amount of prepayment for long-term investments in Biofirst is both $1,124,842.

(b)	Rgene Corporation (“Rgene”)

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

(4)	Disposition of long-term investment

During the six-month periods ended June 30, 2025 and 2024, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share of equity method investee losses	$(44,917)	$(79,057)	$(95,794)	$(79,057)

(c)	BioLite Japan K.K. (BioLite JP)

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

FEYE is a private company registered in the British Virgin Islands, focusing on the field of diagnosis and treatment of eye disorders, with its main product of Vitargus. The Company granted FEYE certain licensed products in exchange for FEYE ownership. See Note 4 for details of such transactions.

(e)	OncoX BioPharma, Inc. (OncoX)

OncoX is a private company registered in the British Virgin Islands, focusing on oncology trials and drug development across Asia-Pacific. The Company granted OncoX certain licensed products in exchange for OncoX’s ownership. See Note 4 for details of such transactions.

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

The warrant exercise price was reset to $3.5 in accordance with the issuance of common stock in relation to securities purchase agreement in July 2023. On May 22, 2024, the exercise price of these warrants was reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants. As of June 30, 2025, these Lind Warrants associated with the first Lind Note were fully exercised.

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “2nd Lind Note”) in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 2nd Lind Note shall be due and payable on May 19, 2025, and bears no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 2nd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents. Lind also received a 5-year common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. During the year ended December 31, 2024, Lind converted $800,000 of 2nd Lind Note principal amounts into the Company’s common stocks. Refer to the common stock issuance details in Note 12, Equity. On March 3 and April 1, 2025, Lind converted the remaining $400,000 principal balance ($200,000 for each conversion) into the Company’s common stocks. The 2nd Lind Note is fully converted as of June 30, 2025.

On January 17, 2024, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “3rd Lind Note”) in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 3rd Lind Note shall be due and payable on July 17, 2025 and bear no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 3rd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $394,071, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. No conversion or repayment to 3rd Lind Note occurred during the year ended December 31, 2024.

On March 3, 2025 and April 1, 2025, May 14, 2025, and June 5, 2025, Lind converted $800,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 800,000 shares of the Company’s common stocks, leaving outstanding principal of $200,000 as of June 30, 2025. On July 9, 2025, Lind converted the remaining $200,000 outstanding 3rd Lind Note to the Company’s common stocks.

In connection with above three Lind Note offerings, the Company and its subsidiaries: BioKey, BioLite, Biolite BVI, and American BriVision, jointly and severally guaranteed all of the obligations of the Company in connection with the offering with certain collateral, as set forth in the related transaction documents.

On May 22, 2024, November 19, 2024, January 9, 2025, and July 1, 2025, Lind exercised 1,000,000, 500,000, 1,029,167, and 500,000 of the existing warrants to purchase shares of Common Stock at a reduced exercise price of $0.75, $0.42, $0.40, and $0.40 per share, respectively. Refer to the details in Note 12, Equity.

Total interest expenses in connection with the above three Lind Notes were $117,290 and $186,443 for the three months ended June 30, 2025 and 2024, respectively, and were $326,662 and $359,537 for the six months ended June 30, 2025 and 2024, respectively.

Other Convertible Notes Payable

On November 1, 2024 and November 5, 2024, the Company’s subsidiary, AiBtl, issued two convertible notes payable, each with a principal amount of $30,000 to two separate individuals, for total consideration of $60,000. Each note has a 1-year term and an implied annual discount rate of 6.89%. These convertible notes bear a 0% interest rate and are convertible by the holders into the AiBtl’s common stock at $5 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity.

On April 5, 2025, AiBtl issued a convertible note payable with a principal amount of $9,010 to an individual investor, for total consideration of $9,010. The note has a 1-year term and an implied annual discount rate of 6.89%. with a 0% stated interest rate and is convertible by the holders into AiBtl’s common stock at $5 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity.

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

The debt discount is being amortized over the 1-year term using the effective interest method. During the three and six months ended June 30, 2025, the Company recognized $1,000 and $1,984, respectively, in interest expense related to the amortization of the debt discount.

The carrying amounts of the liability component are summarized as follows:

June 30, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
3rd LIND Note	ABVC	January 17, 2024	July 17, 2025	1,000,000	0%	87.40%	$1.00	ABVC	200,000	13,578	186,422	240,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	618	29,382	30,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	619	29,381	30,000
Other Note	AiBtl	April 6, 2025	April 5, 2026	9,010	0%	0%	$5.00	AiBtl	9,010	-	9,010	9,010
				$1,069,010					$269,010	$14,815	$254,195	$309,010

December 31, 2024	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
2nd LIND Note	ABVC	November 17, 2023	May 19, 2025	$1,200,000	0%	86.94%	$1.00	ABVC	$400,000	$118,048	$281,952	$480,000
3rd LIND Note	ABVC	January 17, 2024	July 17, 2025	1,000,000	0%	87.40%	$1.00	ABVC	1,000,000	388,685	611,315	1,200,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,610	28,390	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,611	28,389	30,000
				$2,260,000					$1,460,000	$509,954	$950,046	$1,740,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	June 30,	December 31,
	2025	2024
Accrued research and development expense	$1,799,583	$1,799,583
Accrued directors and officers (owners) compensation	996,675	1,025,867
Cash portion of the Lind Note repayments	769,660	127,759
Accrued compensation and employee benefits	160,914	126,106
Others	564,132	557,866
Total	$4,290,964	$3,509,422

9. SHORT-TERM LOANS

(1)	Short-term loans consist of the following:

	June 30,	December 31,
	2025	2024
Cathay United Bank	$159,951	$200,252
CTBC Bank	682,000	610,000
Other individual	30,000	30,000
Total	$871,951	$840,252

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD 7.5 million, equivalent to $228,750. The term started June 28, 2016 with maturity date on June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on the term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year, and the next renewal date is September 6, 2025. As of June 30, 2025 and December 31, 2024, the effective interest rates per annum was 2.99% and 2.99%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. During the three and six months ended June 30, 2025, the Company made payments of the loan in total of NTD 937,500 ($29,438) and NTD 1,875,000 ($58,875), respectively.

Interest expenses were $1,293 and $1,752 for the three months ended June 30, 2025 and 2024, respectively, and were $2,762 and $3,488 for the six months ended June 30, 2025 and 2024, respectively.

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

Interest expenses were $3,981 and $3,882 for the three months ended June 30, 2025 and 2024, respectively, and were $7,742 and $7,846 for the six months ended June 30, 2025 and 2024, respectively.

Other individual – Third party

On March 21, 2024, the Company issued an unsecured promissory note to a third party for the proceeds of $30,000. The note bears an interest rate of 12% per annum and matures on March 21, 2025, or upon the occurrence of an event of default. The promissory note was extended anther year and matures on March 21, 2026, with the same terms.

Interest expenses were $898 and $996 for the three months ended June 30, 2025 and 2024, respectively, and were $1,785 and $996 for the six months ended June 30, 2025 and 2024, respectively.

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
The Jiangs

Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company and Rgene, the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, is the Chairman of Keypoint; and a member of board of directors of the Company and BioLite Inc, and a member of board of directors of BioFirst

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc. Mr. Eugene Jiang is a member of board of directors of BioFirst.

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company, and a member of board of directors of BioFirst.

Ms. Mei-Ling Jiang is Ms. Shu-Ling Jiang’s sibling.

BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation (“BHK”)	Entity controlled by controlling beneficiary shareholder of ABVC
AiBtl (Holding) BioPharma, Inc. (“AiBtl Holding”)	Founding shareholder of AiBtl BioPharma Inc.
Jaimes Vargas Russman	CEO of AiBtl BioPharma Inc.
Lion Arts Promotion, Inc. (“Lion Arts”)	Entity controlled by the Jiangs.

Revenues – related parties

There was no cash receipt for the six months ended June 30, 2025 from related parties on the licensing agreements or other services. Therefore, no related party revenue was recognized during these periods.

During the three and six months ended June 30, 2024, the Company received $116,000 pursuant to the licensing agreement and related amendment with FEYE, and recognized $116,000 revenue in the periods ended June 30, 2024. Please refer to Note 4, Collaborative Agreements for details.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
FEYE	$-	$116,000	$-	$116,000
Total	$-	$116,000	$-	$116,000

Consulting fees – related parties

In March 2024, BioLite engaged Lion Arts to provide operation, business development, human resources, and capital finance consulting services in Taiwan. The agreement is for 12 months expiring in February 2025, and is renewed for another 12 months expiring in February 2026. The service fee is NTD 5,520,000 (approximately $173,328) for each of the contracts expiring 2025 and 2026.

In May 2025, BioLite entered another consulting agreement with Lion Arts for international business development for service fee of NTD 2,000,000 (approximately $62,800). This agreement is for 12 months expiring in April 2026, and is optional for renewal upon mutual agreement. The Company incurred $57,441 and $57,682 for the three months ended June 30, 2025 and 2024, respectively, and $126,019 and $75,862 for the six months ended June 30, 2025 and 2024, respectively.

Due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	June 30,	December 31,
	2025	2024
Rgene (1)	$2,115	$565,711
BioFirst (2)	1,420,290	589,340
Total	$1,422,405	$1,155,051

Due from related parties- Non-current, net

	June 30,	December 31,
	2025	2024
BioFirst (Australia) (3)	$839,983	$839,983
BioHopeKing Corporation (4)	118,633	120,210
Total	958,616	1,014,193
Less: allowance for expected credit losses accounts	(958,616)	(1,014,193)
Net	$-	$-

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

As of June 30, 2025 and December 31, 2024, the outstanding loan balance were $0 and $500,000; and accrued interest was $0 and $63,819, respectively. Both principal and accrued interest were converted to Rgene’s common stocks.

As of June 30, 2025 and December 31, 2024, the Company has other receivables amounted to $2,115 and $1,892, respectively, from Rgene due to daily operations.

(2)

On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of NTD 11,072,360 (approximately $337,707), which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of NTD 11,406,000 (approximately $347,883), which bears interest at 12% per annum for the use of working capital. During the six months ended June 30, 2025, the Company loaned BioFirst NTD 25,740,114 ($806,920) and received repayment of NTD 4,430,000 ($138,875). All loans are bore with 12% interest. As of June 30, 2025 and December 31, 2024, the outstanding loan balance were NTD 38,741,504 ($1,321,085) and NTD 17,571,076 (approximately $535,918), respectively; accrued interests were $98,089 and $53,422, respectively. The balance of $1,116 is due with daily operations.

(3)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of June 30, 2025 and December 31, 2024, the outstanding loan balances and allocated research fees were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of June 30, 2025 and December 31, 2024, due from BHK were both NTD 3,941,299 (approximately $118,633 and $120,210, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of NTD 3,941,299 as of December 31, 2024. No recovery was made during six months ended June 30, 2025.

The Company’s due from related parties are subject to certain risks that our collaborative parties, including OncoX and FEYE, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of June 30, 2025, the Company’s comprehensive review of these due from related party balances indicates that there are no expected losses except those being recognized above. This conclusion is based on business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2025	2024
AiBtl Holding (1)	$348,219	$348,219
The Jiangs (2)	83,011	274,170
Shareholders (3)	158,906	142,130
Lion Art Promotions Inc (4)	125,488	-
Directors (5)	12,952	8,526
Total	$728,576	$773,045

(1)	On April 11, 2024, May 10, 2024, August 15, 2024, and December 24, 2024, AiBtl received short-term loans from its founding shareholder, AiBtl Holding, for the principal amounts of $40,000, $60,000, $33,732, and $214,487, respectively, for the purpose of daily operations. These loans do not bear interest and are payable on demand.

(2)	Since 2019, the Jiangs advanced funds to the Company for working capital purpose. As of June 30, 2025 and December 31, 2024, the outstanding balance due to the Jiangs amounted to $83,011 and $274,170, respectively. These loans bear no interest and are due on demand.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purposes. The advances bear an interest rate around 12% per annum. As of June 30, 2025 and December 31, 2024, the outstanding principal and accrued interest was $158,906 and $142,130, respectively. Interest expenses in connection with these loans were $4,995 and $4,019 for the three months ended June 30, 2025 and 2024, respectively, and were $9,989 and $9,957 for the six months ended June 30, 2025 and 2024, respectively.

(4)	Accrued consulting services fee as of June 30, 2025 and December 31, 2024, respectively.

(5)	As of June 30, 2025 and December 31, 2024, due to Directors amounted to $12,952 and $8,526, respectively, were related to the daily operating expenses since inception in 2023 paid by the Directors of AiBtl on behalf of the entity.

11. INCOME TAXES

Income tax (benefit) expense for the three and six months ended June 30, 2025 were $23,627 and $23,627, respectively, and were $(110,894) and $(110,894) for the three and six months ended June 30, 2024, respectively.

Deferred tax assets (liability) as of June 30, 2025 and December 31, 2024 consist approximately of:

	June 30,	December 31,
	2025	2024
Loss on impairment of assets	$713,223	$713,223
Net operating loss carryforwards	6,048,501	5,677,413
Operating lease liabilities	139,991	178,014
Operating lease assets	(139,991)	(178,014)
Deferred tax assets, gross	6,761,724	6,390,636
Valuation allowance	(6,761,724)	(6,390,636)
Deferred tax assets, net	$-	$-

12. EQUITY

The Company previously reported that during the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. For the three and six months ended June 30, 2024, stock subscription receivable recognized as stock-based compensation in equity was $225,740 and $451,480, respectively.

After further review and investigation, the above services were completely provided by December 31, 2022. Pursuant to ASC 718, the costs of services should be recognized along with the period when services are received. Therefore, the Company reversed share-based compensation expenses of $225,740 and $451,480 for the three and six months ended June 30, 2024, respectively.

On August 14, 2023, the Company entered into a cooperation agreement with Zhonghui. Pursuant thereto, the Company expect to receive 20% of the ownership of a property and the parcel of the land owned by Zhonghui in Leshan, Sichuan, China. During the third quarter of 2023, the Company issued to Zhonghui, an aggregate of 370,000 shares (post-split) of the Company’s common stock, at a per share price of $1.87, for $691,900. The Company also issued 29,600 common stocks to consultants for providing consulting services on the above transaction. Please refer Note 2 for the restatement of prior period reported amounts.

On January 27, 2024, the Company granted 1,302,726 restricted shares to its employees and directors under the 2016 Equity Incentive Plan as compensation for their previous services, with an issuance date of February 2, 2024. These shares are subject to a three-year restriction period.

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, and owns approximately 15.4% of the Company’s issued and outstanding shares of common stock as of February 6, 2024. In consideration for the Land, the Company was to pay Shuling (i) 703,496 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership. The shares were returned and booked as treasury stock, and the warrants were not issued.

On June 3, 2025, the Company’s annual general shareholder meeting approved the proposal that the issuance of common stock to purchase the above Land from Shuling may be equal or in excess of 20% of the common stock outstanding immediately prior to the issuance of such shares. On July 15, 2025, the Company closed the purchase of Land from Shuling. Please refer to Note 17 Subsequent Event for more details.

The Company has entered several agreements with its landlord in California, which both parties agreed that the Company issues its common stocks in lieu of cash for certain months of rent. For the three and six months ended June 30, 2025, the Company issued 179,806 and 260,460 shares of common stock, respectively, for the rent amounts of $133,184 and $181,956, respectively. Since the share payment agreement was first entered in July 2024, there was no share payments for the rent in the six months ended June 30, 2024.

Stock to be issued

In 2024, the Company received $31,040 from an investor to subscribe 41,387 shares of the Company’s common stock. These stocks are not issued as of June 30, 2025 due to certain transfer process is uncompleted.

During the six months ended June 30, 2025, the Company conducted several private offerings of its common stock to several individual investors, and issued 2,566,557 unregistered shares at $0.60 to $1.30 per share, raising a total of $1,868,750. Among these offerings, 130,771 shares are yet to be issued as of June 30, 2025 but issued on July 11, 2025, accounted for $170,000 fund raised.

In April 2025, the Company issued 518,471 shares of common stock to various business consultants for financial and business advisory services, for the consideration of $454,370. In May and June 2025, the Company incurred $721,559 consulting service charges to be paid with 792,362 shares of the Company’s common stock. As of June 30, 2025, above 792,362 shares are not yet issued.

During the six months ended June 30, 2025, the Company compensated an employee with 250,000 shares of the Company’s common stocks amounting to $262,500 for her additional services. 159,723 shares amounted to $167,709 was not issued as of June 30, 2025, and 59,723 shares were issued in July 2025.

Noncontrolling Interests

On March 14, 2024, AiBtl issued 1,610,700 AiBtl’s common stocks to a land acquisition transaction in Taiwan, including the 1-year business consulting fee of $383,500 incurred beginning in November 2023, and the cost of land $7,670,000. Due to certain administrative processes and restrictions, AiBtl has not acquired ownership of the land.

Yunzhiyi, a Taiwan corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, the Company’s director. This entity is set up for holding the land that AiBtl acquired in Taiwan for developing health related business in Taiwan. Due to certain administrative processes and restrictions, the title transfer has not completed. However, AiBtl entered a series of agreements with the sellers in March 2025, to obtain the complete rights and obligations of the land while in the process of transferring the title. These agreements are effective until the title transfer is completed. AiBtl recognized such asset on its balance sheet on March 31, 2025. Refer to Note 6 for details.

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

During the three and six months ended June 30, 2024, the Company has made repayment of Lind Note with the Company’s common stock for 153,508 and 905,305 shares, respectively, totaling $130,175 and $811,175, respectively. As of December 31, 2024, the first Lind Note was fully repaid.

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

On May 22, 2024, the Company and Lind entered into a letter agreement, pursuant to which Lind will exercise, for cash, 1,000,000 of its Pre-Existing Warrants (all of the warrants issued to Lind on February 23, 2023, November 17, 2023 and January 17, 2024 are hereinafter referred to as the “Pre-Existing Warrants”), to purchase shares of Common Stock at a reduced exercise price of $0.75 per share. Such 1,000,000 Pre-Existing Warrants exercised include 529,167 warrants issued in February 2023 and 470,833 warrants issued in November 2023. Concurrently, the exercise price of all Pre-Existing Warrants has been reduced to $0.75 per share according to this agreement. Lind also received new warrants to purchase 1,000,000 shares of common stock, exercisable at any time on or after the date of its issuance and until the five-year anniversary thereof, for $1.00 per share (the “New Warrants”). The fair value of the New Warrants was determined to be $925,210 using the Black-Scholes model. The New Warrants may be exercised via cashless exercise or resale pursuant to the registration statement that was declared effective. As of December 31, 2024, Lind has exercised 1,000,000 shares of Pre-Existing Warrants and received 1,000,000 shares of New Warrants according to this agreement. All warrants issued to Lind may be exercised via cashless exercise.

During the year ended December 31, 2024, the Company issued Lind in total of 800,000 shares of the Company’s common stock as the repayment of $800,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor price, resulting in effective conversion price between $0.7907 to $0.4932. The Company made an additional $327,017 cash repayments, with $127,759 unpaid cash booked in Accrued Expenses and Other Current Liabilities as of December 31, 2024. On March 3, 2025 and April 1, 2025, Lind converted the remaining $400,000 ($200,000 in each conversion) principal balance on 2nd Lind Note into 400,000 shares of the Company’s common stocks. All principal balance of 2nd Lind Note was fully converted as of April 1, 2025.

On March 3, 2025 and April 1, 2025, May 14, 2025, and June 5, 2025, Lind converted $800,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 800,000 shares of the Company’s common stocks, leaving outstanding principal of $200,000 as of June 30, 2025.

On July 9, 2025, Lind converted the remaining $200,000 outstanding 3rd Lind Note to the Company’s common stocks.

On January 5, 2025, the Company and Lind entered into a third letter agreement, pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. On July 1, 2025, Lind exercised 500,000 warrants and left 500,000 warrants as of the date of this report.

Warrants issued and outstanding in connection with above Lind convertible notes as of June 30, 2025, and their activities during the six-month period ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	2,029,167	$0.0	*	4.20	$195,542
Issued	-	-		-	-
Exercised	(1,029,167)	$0.40		-	-
Outstanding as of June 30, 2025	1,000,000	$0.40		3.89	$1,825,000

*	On January 5, 2025, the Company and Lind entered into a third letter agreement (the “December Letter Agreement”), pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. The weighted average exercise price per share as of December 31, 2024 was adjusted to the reduction accordingly.

13. STOCK OPTIONS

The Company has not granted any options during the six months ended June 30, 2025 and 2024. The Company’s most recent option grant was in 2022 that 76,190 shares (post-split) of common stock were granted to employees and certain consultants. The weighted average grant date fair value of options granted in 2022 was $27.9 (post-split). There are 386,021 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2024. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. As of June 30, 2025 and December 31, 2024, there were no unvested options.

Options issued and outstanding as of June 30, 2025, and their activities during the year then ended are as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	258,710	$27.9	6.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2025	258,710	27.9	6.25	$-
Exercisable as of June 30, 2025	258,710	27.9	6.25	$-
Vested and expected to vest	258,710	$27.9	6.25	$-

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss attributable to ABVC’s common stockholders	$(2,257,022)	$(942,336)	$(3,099,097)	$(3,776,535)

Denominator:

Weighted-average shares outstanding – Basic & Diluted	17,386,536	11,321,277	16,184,064	10,593,704

Loss per share
-Basic & Diluted	$(0.13)	$(0.08)	$(0.19)	$(0.36)

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

The Company applied the following practical expedients in the transition to the new standard and allowed under ASC 842:

●	Reassessment of expired or existing contracts: The Company elected not to reassess, on the application date, whether any expired or existing contracts contained leases, the lease classification for any expired or existing leases, and the accounting for initial direct costs for any existing leases.

●	Use of hindsight: The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying assets) and in assessing impairment of right-to-use assets.

●	Reassessment of existing or expired land easements: The Company elected not to evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, as allowed under the transition practical expedient. Going forward, new or modified land easements will be evaluated under ASU No. 2016-02.

●	Separation of lease and non-lease components: Lease agreements that contain both lease and non-lease components are generally accounted for separately.

●	Short-term lease recognition exemption: The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months.

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

	June 30, 2025	December 31, 2024
ASSETS
Operating lease right-of-use assets	$459,325	$640,387
LIABILITIES
Operating lease liabilities (current)	282,192	403,581
Operating lease liabilities (non-current)	177,133	236,807

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expenses	$117,166	$100,685	$236,496	$199,187

Other information related to leases is presented below:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$54,539	$199,187

	June 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term:
Operating leases	2.37 years	2.48 years

Weighted Average Discount Rate:
Operating leases	1.32%	1.19%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025 (Excluding current period)	$202,913
2026	111,218
2027	52,905
2028	52,905
2029	52,905
Thereafter	-
Total future minimum lease payments, undiscounted	472,846
Less: Imputed interest	(13,521)
Present value of future minimum lease payments	$459,325

16. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of June 30, 2025 and up through the date of the consolidated financial statements was available to the issued.

17. SUBSEQUENT EVENTS

On July 15, 2025, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns, with estimated fair value of $3,857,975, located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, and owns approximately 10.31% of the Company’s issued and outstanding shares of common stock as of June 3, 2025. In consideration for the Land, the Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. The transaction is closed on the same date and restricted shares are issued on July 16, 2025.

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year.

On July 1, 2025, the Company received $30,000 from 3 investors for purchasing 23,079 shares of restricted common stock at $1.30 per share. These shares were issued on July 11, 2025.

On July 1, 2025, Lind exercised 500,000 warrants and left 500,000 warrants as of the date of this report. Further, on July 9, 2025, Lind converted the remaining $200,000 outstanding 3rd Lind Note to the Company’s common stocks. All Lind Notes are fully repaid as of the date of this report.

On July 10, 2025, the Company issued 14,847 shares to settle July rent balance of $33,480

In July 2025, the Company received $83,567 in cash for 216,251 common stock warrant exercise from the placement agents of LIND notes. These warrants were issued in 2023 and 2024 along with the Lind Note financing.

In July and August 2025, the Company received $100,000 and $350,000 cash payments on licensing agreements from ForSeeCon and OncoX, respectively.

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

BioKey Cayman was incorporated in Cayman Islands in July 2023, which is 100% owned by ABVC. This subsidiary has no activities since inception. On May 10, 2025, ABVC transferred its 100% ownership in BioKey to BioKey Cayman. This reorganization did not have other impact to the consolidated financial statements.

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

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, and owns approximately 15.4% of the Company’s issued and outstanding shares of common stock as of February 6, 2024. In consideration for the Land, the Company was to pay Shuling (i) 703,496 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership. The shares were returned and the warrants were not issued.

On July 15, 2025, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns, with estimated fair value of $3,857,975, located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, and owns approximately 10.31% of the Company’s issued and outstanding shares of common stock as of June 3, 2025. In consideration for the Land, the Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. The transaction is closed on the same date and restricted shares are issued on July 16, 2025.

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year.

On March 25, 2024, the Company, and one of its co-development partners, BioFirst Corporation, a company registered in Taiwan (“BioFirst”), each entered into a twenty-year, global definitive licensing agreement (the “Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of June 30, 2025, the Company has received 5,000,000 FEYE   shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. As of June 30, 2025, the Company has received $296,000 as the partial second milestone payment and recognized as licensing revenue according to ASC 606.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Licensed Products”), within North America for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed.) 30 days after entering into the Oncox Agreement and $625,000 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. As of June 30, 2025, the Company has received $200,000 as   the partial second milestone payment and recognized as licensing revenue according to ASC 606.

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

Series A Convertible Preferred Stock

As of June 30, 2025, no Series A Convertible Preferred   Stock has been issued by the Company.

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

On April 30, 2025, the Company reported that it received a letter from the listing qualifications staff (the “Staff”) of Nasdaq informing it that, as reported in its Annual Report on Form 10-K for the year ended December 31, 2024, because its stockholders’ equity was $723,959, as of April 23, 2025, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, and it no longer comply with Listing Rule 5550(b)(1) (the “Listing Rule”).

On May 5, 2025, the Company received a notification letter (the “Notification Letter”) from Nasdaq notifying the Company that the Staff has determined that based on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which evidenced stockholders’ equity of $7,956,295, the Company complies with the Listing Rule and the matter is closed.

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

The Agreement contains standard indemnification terms, except that no indemnifying party shall have any liability for an individual liability unless it exceeds JPY 500,000 (approximately $4,500) and until the aggregate amount of all liabilities exceeds JPY 2,000,000 (approximately $18,000) and then only to the extent such liability exceeds such limit.

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

ABV-1505 ADHD Clinical Study:

On July 12, 2022, the Company announced enrollment progress in the Phase II Part II clinical study of ABV-1505, a treatment candidate for adult Attention-Deficit Hyperactivity Disorder (ADHD). As of the date   of this report, 69 subjects have been enrolled, including 50 subjects who have completed the 56-day treatment. The study is a randomized, double-blind, placebo-controlled trial involving research centers in Taiwan and the University of California, San Francisco (UCSF). UCSF’s Institutional Review Board approved participation, and the site initiation visit was completed in March 2023. On March 27, 2025, the Company has submitted the Clinical Study Report (CSR) for this study to the U.S. Food and Drug Administration (FDA). The Company is currently evaluating further steps based on internal review and strategic alignment.

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

On March 3, 2025 and April 1, 2025, May 14, 2025, and June 5, 2025, Lind converted $800,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 800,000 shares of the Company’s common stocks, leaving outstanding principal of $200,000 as of June 30, 2025.

On July 1, 2025, Lind exercised 500,000 warrants and left 500,000 warrants as of the date of this report. On July 9, 2025, Lind converted the remaining $200,000 outstanding 3rd Lind Note to the Company’s common stocks.

During the six months ended June 30, 2025, the Company conducted several private offerings of its common stock to several individual investors, and issued 2,566,557 unregistered shares at $0.60 to $1.30 per share, raising a total of $1,868,750. Among these offerings, 130,771 shares are yet to be issued as of June 30, 2025 but issued on July 11, 2025, accounted for $170,000 fund raised.

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

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers the Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of June 30, 2025, the Company has received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. In 2024 the Company received in cash and recognized revenue $296,000, pursuant to the Amendment. There was no transaction incurred during the period ended June 30, 2025.

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

Collaborative agreements   with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of June 30, 2025, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

For further details about the impact of the Restatement, please see the Notes to the Company’s financial statements for the year ended December 31, 2024, included in its Annual Report on Form 10-K that was filed with the SEC on April 15, 2025. After discussing the issue with Simon & Edward, LLP (“S&E”), the Company’s management determined that the Company is not required to file an amendment to the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations  - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended June 30
		2024	Increase
	2025	(Restated)	(Decrease)%
Revenue	$-	$117,142	$(117,142)	-100%
Gross Profits	$-	$116,952	$(116,952)	-100%
Operating Expenses	$2,294,983	$977,059	$1,317,924	135%
Loss from Operations	$(2,294,983)	$(860,107)	$(1,434,876)	167%
Other Income (Expense)	$(14,223)	$(298,199)	$283,976	-95%
Interest (Expense), Net	$(110,274)	$(179,938)	$69,664	-39%
Net Income (Loss)	$(2,332,833)	$(1,047,412)	$(1,285,421)	123%

Revenues. We generated $0 and $117,142 in revenues for the three months ended June 30, 2025 and 2024, respectively. The revenue recognized in 2024 was mainly due to the milestone revenue recognized from licensing to ForSeeCon.

Operating Expenses. Our operating expenses have increased by $1,317,924 or 135%, to $2,294,983 for the three months ended June 30, 2025 from $977,059 for the three months ended June 30, 2024. Such an increase in operating expenses was mainly due to the Company hired certain consultants and advisors for business opportunity and financial advisory services during this period.

Other Income (Expense). Our other expense was $14,223 for the three months ended June 30, 2025, compared to other expense of $289,199 for the three months ended June 30, 2024. The change was principally caused by the decrease in interest expense and increase in foreign exchange income.

Interest income (expense), net. was $(110,274) for the three months ended June 30, 2025, compared to ($179,938) for the three months ended June 30, 2024. The decrease of $69,664, or approximately 39%, was primarily due to the decrease in interest expense due to less amount of converted notes resulted in less amount of interest expenses.

Net Loss. As a result of the above factors, our net loss was $2,332,833 for the three months ended June 30, 2025 compared to $1,047,412 for the three months ended June 30, 2024, representing an increase of $1,285,421, or 123%.

Results of Operations - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024.

The following table presents, for the six months indicated, our unaudited consolidated statements of operations information.

	Six Months Ended June 30
		2024	Increase
	2025	(Restated)	(Decrease)%
Revenue	$-	$118,347	$(118,347)	-100%
Gross Profits	$-	$117,880	$(117,880)	-100%
Operating Expenses	$2,987,988	$3,816,242	$(828,254)	-22%
Loss from Operations	$(2,987,988)	$(3,698,362)	$710,374	-19%
Other Income (Expense)	$(265,408)	$(387,611)	$122,203	-32%
Interest (Expense), Net	$(314,170)	$(357,565)	$43,395	-12%
Net Income (Loss)	$(3,277,023)	$(3,975,079)	$698,056	-18%

Revenues. We generated $0 and $118,347 in revenues for the six months ended June 30, 2025 and 2024, respectively. The decrease in revenues was mainly due to no cash receipt from our recent licensing agreements in this period.

Operating Expenses. Our operating expenses have decreased by $828,254, or 22%, to $2,987,988 for the six months ended June 30, 2025 from $3,816,242 for the six months ended June 30, 2024. Such decrease in operating expenses was mainly attributable to the decrease in stock-based compensation expenses by $694,120 which relates to costs in conjunction with employee compensation and non-employee share-based payments.

Other Income (Expense). Our other expense was $265,408 for the six months ended June 30, 2025, compared to other expense of $387,611 for the six months ended June 30, 2024. The change was principally caused by the decrease in interest expense, while being offset by the increase in foreign exchange income for the six months ended June 30, 2025.

Interest income (expense), net. was $(314,170) for the six months ended June 30, 2025, compared to $(357,565) for the six months ended June 30, 2024. The decrease of $43,395, or approximately 12%, was primarily due to the decrease in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss. As a result of the above factors, our net loss was $3,277,023 for the six months ended June 30, 2025 compared to $3,975,079 for the six months ended June 30, 2024, representing a decrease of $698,056, or 18%.

Asset Recognition and Investment Reclassification

On March 31, 2025, the Company recorded the acquisition of land located in Puli, Taiwan, with a carrying value of approximately $7.67 million, based on control obtained over the asset during the period. The Company intends to utilize the land for future development of its health-related business operations. In addition, amounts previously classified as "Due from Related Parties" were reclassified to "Long-Term Investments" to reflect the nature of the Company’s ongoing investment in Rgene Corporation. The reclassification was based on management’s ongoing evaluation of the investment’s expected holding period and strategic purpose, after entering into the convertible note loan in 2023. These changes increased total assets and stockholders’ equity as of June 30, 2025. Notwithstanding these improvements in the Company’s asset base, management continues to evaluate liquidity risks and is seeking to address working capital needs through operational activities and external financing options.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
Current Assets	$2,770,401	$2,179,815
Current Liabilities	$6,532,514	$6,557,461
Working Capital (Deficit)	$(3,762,113)	$(4,377,616)

Going Concern and Liquidity Consideration

For the six months ended June 30, 2025, the Company reported net loss of $3,277,023. As of June 30, 2025, the Company’s working capital deficit was $3,762,113.  In addition, the Company had net cash outflows of $1,434,007 from operating activities for the six months ended June 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue to improve operations to generate positive cash flows by 1) ensuring our cash consideration from our licensing agreements be fully collected soon, 2) raising additional capital through private or public offerings, 3) strictly controlling cash operating expenses, and 4) reducing debts and interest expense.

Notably, the Company has reduced a substantial amount of convertible debts during the six months ended June 30, 2025, from $0.95 million to $0.24 million. We also reduced our outstanding warrants from 2.0 million shares to 1 million shares in six months ended June 30, 2025, receiving around $411,667 in cash (further reduced 0.5 million shares in July 2025). If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. Management is committed to enhancing operations to generate positive cash flows to meet our operational needs.

	Six Months Ended June 30
	2025	2024 (Restated)	Change	%
Cash Flow Used In Operating Activities	$(1,434,007)	$(1,167,241)	$266,766	23%
Cash Flow Used in Investing Activities	$(665,779)	$(501,614)	$164,165	33%
Cash Flow Provided by Financing Activities	$2,536,083	$1,726,303	$629,780	37%

Cash Flow from Operating Activities

During the six months ended June 30, 2025 and 2024, the net cash used in operating activities were $1,434,007 and $1,167,241, respectively. The increase was primarily due to the increase in due from related parties. The Company has been strictly control the operating cash outflow, such as making certain payments with shares in lieu of cash, extending vendors’ payment terms, and other initiatives to save the cash burn.

Cash Flow from Investing Activities

During the six months ended June 30, 2025 and 2024, the main investing activity is the loan of funds to related parties for their operating needs.

Cash Flow from Financing Activities

During the six months ended June 30, 2025 and 2024, the net cash provided by financing activities were $2,356,083 and $1,726,303, respectively. The increase in net cash provided by financing activities were primarily due to the proceeds from a series of private offerings, and LIND’s exercise of warrants, offsetting by the repayment in short-term loans and due to related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

Changes in Internal Control over Financial Reporting

The Company filed its annual report on Form 10-K, which included the 2023 Restatement, on April 15, 2025 and disclosed a restatement regarding the three months ended March 31, 2024 herein. No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we are working to hire personnel with the requisite technical accounting knowledge to remediate the material weakness as soon as possible.

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

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company issued 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. The Company also issued 43,458 shares on August 14, 2024 for the August 2024 rent, and 46,072 shares were issued on September 3, 2024 for the September 2024 rent. Further, we issued 64,147 shares on October 29, 2024 for October rent, 45,293 shares on November 13, 2024 for November rent, and 30,422 shares on December 26, 2024 for half month of December rent. In 2025, we issued 28,135 shares, 22,031 shares, and 30,488 shares for each of the half month rent from January 2025 to March 2025, respectively. On April 9, 2025, the Company entered another agreement with the landlord to settle remaining balance of each half month of February and March 2025 rent, and April 2025 rent, by issuing 120,398 of the Company’s common stock, in the value of $66,219. On June 12, the Company issued 34,059 and 25,349 unregistered restricted shares to the landlord to settle May 2025 and June 2025 rent balances of $33,390 each month. On July 10, 2025, the Company issued 14,847 shares to settle July rent balance of $33,480.

In December 2024, the Company issued 117,277 shares of its common stock to employees as compensation.

Between April 11, 2025 and April 30, 2025, the Company conducted a private offering of its common stock to several individual non-US investors, issued an aggregate of 724,372 unregistered shares of common stock at $0.60 to $0.65 per share, raising a total of $436,125.

In April 2025, the Company issued 9,909 unregistered restricted shares to an individual consultant as a consideration of $9,800 for the services.

In April 2025, the Company issued 50,000 shares of common stock to an for the financial and business advisory services, as the consideration of $52,500 ($1.05 per share).

In April 2025 and July 2025, the Company issued 90,277 and 59,723 shares of common stock to an employee to compensate her for additional services, amounting to $94,791 and $62,709 ($1.05 and $1.05 per share), respectively.

Between April 30, 2025 and May 9, 2025, the Company sold an aggregate of 1,030,413 shares of its Common Stock to 22 Non-U.S. Persons. The Company received aggregate gross proceeds of approximately $619,625 for the shares.

Between May 9, 2025 and May 13, 2025, the Company accepted subscriptions from an additional 7 Non-U.S. Persons on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 306,041 shares of the Company’s common stock, resulting in gross proceeds of approximately $183,625.

On May 27, 2025, the Company accepted additional subscriptions in the aggregate amount of $670,000 on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 957,144 shares of the Company’s common stock.

Between May 26, 2025 and June 5, 2025, the Company accepted additional subscriptions in the aggregate amount of $579,000 on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 579,000 shares of the Company’s common stock.

On June 20, 2025, the Company accepted additional subscriptions in the aggregate amount of $170,000 on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 130,771 shares of the Company’s common stock.

On July 1, 2025, the Company accepted additional subscriptions in the aggregate amount of $30,000 on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 23,079 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	During the six months ended June 30, 2025 , none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (44)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
3.7	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (45)
3.8	Amendment to Bylaws (46)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
4.3	Form of Voting Rights Proxy Agreement (58)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Lind Letter Agreement dated May 22, 2024 (52)
10.8	Lind Form of Warrant dated May 22, 2024 (52)
10.9	Reserved
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc (47)

10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc (47)
10.42	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (51)
10.43	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (51)
10.44	Form of 2nd Lind Note (38)
10.45	Form of 2nd Lind Warrant (38)
10.46	Securities Purchase Agreement dated November 17, 2023 (38)
10.47	First Amendment To Security Agreement (38)
10.48	First Amendment To Guarantor Security Agreement (38)
10.49	First Amendment to Guaranty (38)
10.50	Securities Purchase Agreement dated January 17, 2024 (39)
10.51	Form of 3rd Placement Agent Warrant (40)
10.52	Second Amendment To Security Agreement (39)
10.53	Second Amendment To Guarantor Security Agreement (39)
10.54	Second Amendment to Guaranty (39)
10.55	Form of 3rd Lind Note (39)
10.56	Form of 3rd Lind Warrant (39)
10.57	Amendment No. 1 to 2nd Lind Note (41)
10.58	Amendment No. 2 to 2nd Lind Note (42)
10.59	Amendment No. 1 to 3rd Lind Note (43)
10.60	Definitive License Agreement between the Company and OncoX BioPharma, Inc. (48)
10.61	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. (48)
10.62	Definitive License Agreement between the Company and ForSeeCon Eye Corporation (49)
10.63	Definitive License Agreement between BioFirst Corporationand ForSeeCon Eye Corporation (49)
10.64	Form of Amendment (50)
10.65	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (53)
10.66	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (53)
10.67	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (54)
10.68	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (54)
10.69	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (55)
10.70	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (55)
10.71	Letter Agreement dated January 5, 2025 (56)
10.72	Land Transfer Plan dated March 31, 2025 (57)
10.73	Nominee Holding Agreement dated April 1, 2024 (57)
10.74	Land Lease Agreement dated April 1, 2024 (57)
10.75	Addendum to Definitive Licensing Agreement between ABVC and AiBtl dated March 11, 2025 (57)
10.76	Addendum to Definitive Licensing Agreement between BioLite and AiBtl dated March 11, 2025 (57)
10.77	Yunzhiyi Land Holding Agreement dated October 28, 2024 (57)
10.78	Form of Purchase Agreement (58)
10.79	Form of Voting Rights Proxy Agreement (58)
10.80	Second Amended and Restated 2016 Equity Incentive Plan (59)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(40)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on January 17, 2024.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed on June 6, 2022

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2024

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2023

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2024

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 26, 2024

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024

(51)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(54)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 6, 2025

(57)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed April 15, 2025

(58)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 30, 2025

(59)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 27, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: August 13, 2025	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: August 13, 2025	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)