Form 10-Q
period 2025-09-30
ABVC BIOPHARMA, INC.
filed 2025-11-03
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 30, 2025, there were 24,301,089 shares of common stock, par value per share $0.001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	F-1

Item 1.	Financial Statements (Unaudited)	F-1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	F-1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024 (Restated)	F-2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2025 and 2024 (Restated)	F-3
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024 (Restated)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		31

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

 ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$192,068	$248,382
Restricted cash	661,843	615,433
Inventories	11,460	-
Due from related parties	2,694,743	1,155,051
Short-term investments	65,175	64,736
Prepaid expense and other current assets	447,280	96,213
Total Current Assets	4,072,569	2,179,815

Property and equipment, net	12,055,642	511,088
Operating lease right-of-use assets	369,135	640,387
Long-term investments	2,745,194	2,258,754
Prepayment for long-term investments	1,124,842	1,124,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	117,017	133,121
Total Assets	$21,176,299	$7,539,907

LIABILITIES AND EQUITY
Current Liabilities
Short-term loans	$809,103	$840,252
Accrued expenses and other current liabilities	3,991,414	3,509,422
Contract liabilities	81,115	81,115
Taxes payables	6,170	-
Operating lease liabilities	199,335	403,581
Due to related parties	1,201,592	773,045
Convertible notes payable – third parties, net	68,791	950,046
Convertible notes payable – related party	150,000	-
Total Current Liabilities	6,507,520	6,557,461

Tenant security deposit	12,000	21,680
Operating lease liability – non-current	164,072	236,807
Total Liabilities	6,683,592	6,815,948
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 24,190,340 and 13,868,484 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	24,190	13,868
Stock to be issued	636,500	31,040
Additional paid-in capital	93,114,989	78,595,065
Accumulated deficit	(73,295,417)	(68,949,807)
Accumulated other comprehensive income	487,048	445,665
Treasury stock	(8,909,691)	(8,909,691)
Total Stockholders’ equity	12,057,619	1,226,140
Noncontrolling interest	2,435,088	(502,181)
Total Equity	14,492,707	723,959

Total Liabilities and Equity	$21,176,299	$7,539,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024 (Restated)	2025	2024 (Restated)
Revenues	$795,950	$389,276	$795,950	$507,623

Cost of revenues	-	296	-	763

Gross (loss) profit	795,950	388,980	795,950	506,860

Operating expenses
Selling, general and administrative expenses	798,253	557,596	2,103,718	1,949,865
Research and development expenses	29,890	37,825	92,027	147,292
Stock-based compensation	1,136,217	95,875	2,756,603	2,410,381
Total operating expenses	1,964,360	691,296	4,952,348	4,507,538

Loss from operations	(1,168,410)	(302,316)	(4,156,398)	(4,000,678)

Other income (expense)
Interest income	47,287	44,261	85,497	75,451
Interest expense	(30,959)	(220,429)	(383,339)	(609,184)
Operating sublease income	29,680	36,000	53,680	36,478
Gain (loss) on foreign exchange	(112,553)	30,429	13,683	26,284
Loss on investment in equity securities	(54,235)	(67,885)	(150,029)	(146,942)
Other income (expenses)	2,194	(7,136)	(3,486)	45,542
Total other income (expenses)	(118,586)	(184,760)	(383,994)	(572,371)

Loss before provision income tax	(1,286,996)	(487,076)	(4,540,392)	(4,573,049)

Provision for income tax expense	527	355	24,154	(110,539)

Net loss	(1,287,523)	(487,431)	(4,564,546)	(4,462,510)

Net loss attributable to noncontrolling interests	(41,010)	(92,662)	(218,936)	(291,206)

Net loss attributed to ABVC and subsidiaries	(1,246,513)	(394,769)	(4,345,610)	(4,171,304)
Foreign currency translation adjustment	3,236	24,423	41,383	(52,474)
Comprehensive loss	$(1,243,277)	$(370,346)	$(4,304,227)	$(4,223,778)

Net loss per share:
Basic and diluted	$(0.05)	$(0.03)	$(0.23)	$(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	23,256,590	12,405,261	18,567,480	11,164,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2025	2024 (Restated)
Cash flows from operating activities
Net loss	$(4,564,546)	$(4,462,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,539	21,605
Stock-based compensation	2,756,603	2,410,381
Other non-cash expenses	343,242	575,470
Loss on investment in equity securities	150,029	146,942
Amortization of right-of-use asset	271,252	301,624
Changes in operating assets and liabilities:
Inventories	(11,460)	-
Prepaid expenses and other current assets	(76,067)	278,733
Due from related parties	(169,796)	(10,635)
Accrued expenses and other current liabilities	(10,384)	41,949
Tenant security deposit	(4,865)	4,000
Taxes payables	6,170	(112,946)
Operating lease liabilities	(276,981)	(301,624)
Net cash used in operating activities	(1,567,264)	(1,107,011)

Cash flows from investing activities
Loan to affiliates	(2,079,352)	(456,789)
Prepayment from related parties	145,637	-
Transaction costs for land acquisition	(5,421)	-
Net cash used in investing activities	(1,939,136)	(456,789)

Cash flows from financing activities
Proceeds from private placements	2,777,120	164,772
Proceeds from issuance of warrants	-	394,071
Proceeds from exercise of warrants	991,366	737,500
Proceeds from convertible notes payable	9,010	282,095
Repayment of convertible notes payable	(277,284)	(179,125)
Proceeds from convertible notes payable - related party	150,000	-
Proceeds from short-term loans	-	30,000
Repayment of short-term loans	(90,281)	-
Due to related parties, net	(71,453)	215,634
Net cash provided by financing activities	3,488,478	1,644,947

Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,018	(28,054)

Net decrease in cash and cash equivalents and restricted cash	(9,904)	53,093

Cash and cash equivalents and restricted cash
Beginning	863,815	716,780
Ending	$853,911	$769,873

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$22,078	$59,519
Income taxes paid	$2,013	$25,863

Non-cash investing and financing activities
Issuance of common stock for conversion (repayment) of debt	$463,847	$604,222
Issuance of subsidiary’s commons stock to acquire the control of the land	$7,670,000	$-
Conversion of convertible note due from related parties to equity investment	$563,819	$-
Issuance of common stock in the land acquisition	$3,357,975	$-
Assuming loan in the land acquisition	$500,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscribed stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31, 2023 (Restated)	7,940,298	$7,940	$-	$73,978,380	$(64,046,929)	$516,387	(26,553)	$(8,901,668)	$(300,637)	$1,253,473
Issuance of common shares for Lind CN	1,305,303	1,306	-	602,916	-	-	-	-	-	604,222
Issuance of subsidiaries’ common shares for consulting service	-	-	-	225,690	-	-	-	-	157,810	383,500
Issuance of pre-funded warrant	-	-	-	394,071	-	-	-	-	-	394,071
Issuance of common shares for acquiring of Property	703,496	703	-	-	-	-	(703,496)	(703)	-	-
Stock based compensation for employees	1,302,726	1,303	-	1,934,452	-	-	-	-	-	1,935,755
Share based payment	459,522	460	-	378,182	-	-	-	-	-	378,642
Issuance of common shares for exercise of warrants	1,000,000	1,000	-	736,500	-	-	-	-	-	737,500
Decrease in ownership of subsidiary due to share issuance	-	-	-	4,786	-	-	-	-	(4,786)	-
Stock Subscription received	-	-	31,040	-	-	-	-	-	133,732	164,772
Net loss for the period	-	-	-	-	(4,171,304)	-	-	-	(291,206)	(4,462,510)
Cumulative transaction adjustments	-	-	-	-		(52,474)	-	-	-	(52,474)
Balance at September 30, 2024 (Restated)	12,711,345	$12,712	$31,040	$78,254,977	$(68,218,233)	$463,913	(730,049)	$(8,902,371)	$(305,087)	$1,336,951

Balance at June 30, 2024 (Restated)	12,051,823	$12,052	$31,040	$78,029,455	$(67,823,464)	$439,490	(730,049)	$(8,902,371)	$(246,157)	$1,540,045
Issuance of common shares for repayment of convertible notes	400,000	400	-	34,140	-	-	-	-	-	34,540
Share based payment	259,522	260	-	191,382	-	-	-	-	-	191,642
Stock Subscription received	-	-	-	-		-	-	-	33,732	33,732
Net loss for the period	-	-	-	-	(394,769)	-	-	-	(92,662)	(487,431)
Cumulative transaction adjustments	-	-	-	-		24,423	-	-	-	24,423
Balance at September 30, 2024 (Restated)	12,711,345	$12,712	$31,040	$78,254,977	$(68,218,233)	$463,913	(730,049)	$(8,902,371)	$(305,087)	$1,336,951

	Common Stock			Additional			Treasury Stock		Non	Stockholders’
	Number of shares	Amounts	Subscribed stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Equity (Deficit)
Balance at December 31,2024 (Restated)	13,868,484	$13,868	$31,040	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959
Issuance of common shares for Lind CN Repayment	1,336,239	1,336	-	462,511	-	-	-	-	-	463,847
Issuance of common shares for exercise of warrants	1,745,418	1,746	-	989,620	-	-	-	-	-	991,366
Issuance of common shares in private offerings	3,083,612	3,084	(31,040)	2,805,076	-	-	-	-	-	2,777,120
Stock-based compensation	2,121,451	2,121	636,500	2,392,982	-	-	-	-	-	3,031,603
Acquisition of control of acquired land	-	-	-	4,513,795	-	-	-	-	3,156,205	7,670,000
Acquisition of land in Taiwan	2,035,136	2,035	-	3,355,940	-	-	-	-	-	3,357,975
Net loss	-	-	-	-	(4,345,610)	-	-	-	(218,936)	(4,564,546)
Cumulative transaction adjustments	-	-	-	-	-	41,383	-	-	-	41,383
Balance at September 30, 2025	24,190,340	$24,190	$636,500	$93,114,989	$(73,295,417)	$487,048	(730,641)	$(8,909,691)	$2,435,088	$14,492,707

Balance at June 30, 2025	19,533,416	$19,533	$1,090,308	$86,378,577	$(72,048,904)	$483,812	(730,641)	$(8,909,691)	$2,476,098	$9,489,733
Issuance of common shares for Lind CN Repayment	136,239	136	-	199,864	-	-	-	-	-	200,000
Issuance of common shares for exercise of warrants	716,251	717	-	578,982	-	-	-	-	-	579,699
Issuance of common shares in private offerings	517,055	517	(201,040)	938,893	-	-	-	-	-	738,370
Stock-based compensation	1,252,243	1,252	(252,768)	1,662,733	-	-	-	-	-	1,411,217
Acquisition of control of acquired land	-	-	-	-	-	-	-	-	-	-
	2,035,136	2,035	-	3,355,940	-	-	-	-	-	3,357,975
Net loss	-	-	-	-	(1,246,513)	-	-	-	(41,010)	(1,287,523)
Cumulative transaction adjustments	-	-	-	-	-	3,236	-	-	-	3,236
Balance at September 30, 2025	24,190,340	$24,190	$636,500	$93,114,989	$(73,295,417)	$487,048	(730,641)	$(8,909,691)	$2,435,088	$14,492,707

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

Yun Zhi Yi Co. Ltd. (“Yun Zhi Yi”), a Taiwanese entity in which BioLite holds a 90% stake and Shuling Jiang, a director and beneficial owner of more than 10% of the ABVC’s outstanding common stock (“Shuling”, or “Ms. Jiang”), holds the remaining 10% stake. This entity is set up for holding the land that AiBtl is working to acquire in Puli, Taiwan for developing health related business in Taiwan.

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

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flow. For the nine months ended September 30, 2025, the Company reported net loss of $4,564,546. As of September 30, 2025, the Company’s working capital deficit was $2,434,951. In addition, the Company had net cash outflows of $1,567,264 from operating activities for the nine months ended September 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Restatement Background and Explanation

The Company has restated its financial statements as of and for the year ended December 31, 2023, to correct misstatements in those prior periods related to improperly applying accounting guidance on the share-based payments, incorrectly recognizing interest expenses upon the conversion of convertible debts, and misidentifying the existence of non-controlling interest of our subsidiary. These restatements also resulted in the restatements of the relevant accounts as of and for the three and nine months ended September 30, 2024.

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

Impact of the Restatement to the September 30, 2024 interim financial statements

The impact of the restatement on the balance sheets, statements of operations, and statements of cash flows as of and for the nine months ended September 30, 2024 is presented below.

	September 30, 2024
Unaudited Condensed Consolidated Balance Sheets	As Reported	Adjustments	As Restated
Prepaid expense and other current asset	$91,291	$22,960	$114,251
Current Assets	2,148,327	22,960	2,171,287
Property and equipment, net	7,931,478	(7,400,000)	531,478
Prepayment for asset acquisition	-	691,900	691,900
Total Assets	14,462,845	(6,685,140)	7,777,705
		-
Short-term loan	866,250	30,000	896,250
Accrued expenses and other current liabilities	3,632,927	(42,626)	3,590,301
Due to related parties	419,270	(30,143)	389,127
Current Liabilities	6,548,927	(302,016)	6,246,911
Total Liabilities	6,483,523	(42,769)	6,440,754
		-
Additional paid-in capital	87,308,080	(9,053,103)	78,254,977
Total stockholders’ equity	8,358,466	(6,716,428)	1,642,038
Noncontrolling interest	(379,144)	74,057	(305,087)
Total Equity	7,979,322	(6,642,371)	1,336,951
Total Liabilities and Equity	$14,462,845	$(6,685,140)	$7,777,705

	Three Months Ended September 30, 2024
Unaudited Condensed Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$301,208	$256,388	$557,596
Stock based compensation	-	95,875	95,875
Interest expenses	(219,533)	(896)	(220,429)
Net loss attributable to noncontrolling interests	52,289	(144,951)	(92,662)
Net loss	(134,272)	(353,159)	(487,431)
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)

	Nine Months Ended September 30, 2024
Unaudited Condensed Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$1,772,916	$176,949	$1,949,865
Stock based compensation	2,957,736	(547,355)	2,410,381
Interest expenses	(1,164,248)	555,064	(609,184)
Net loss attributable to noncontrolling interests	(255,798)	(35,408)	(291,206)
Net loss	(5,132,182)	960,878	(4,171,304)
Basic and diluted net loss per common share	(0.46)	0.09	(0.37)

	Nine Months Ended September 30, 2024
Unaudited Condensed Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Net loss	$(5,387,980)	$925,470	$(4,462,510)
Stock-based compensation	2,957,736	(547,355)	2,410,381
Other non-cash income and expenses	1,134,029	(558,559)	575,470
Prepaid expenses and other deposits	14,177	264,556	278,733
Accrued expenses and other current liabilities	128,189	(86,240)	41,949
Due from related parties*	(467,424)	456,789	(10,635)
Due to related parties	246,138	(246,138)	-
Net cash used in operating activities	(1,315,534)	208,523	(1,107,011)
Loan to related parties*	-	(456,789)	(456,789)
Net cash used in investing activities*	-	(456,789)	(456,789)
Due to related parties*	-	215,634	215,634
Proceeds from short-term borrowings*	-	30,000	30,000
Net cash provided by financing activities	$1,399,313	$245,634	$1,644,947

Issuance of common stock for conversion of debt	$845,715	$(241,493)	$604,222

*	Previously reported amount was reclassified to financing activities based on current year’s presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated. These financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2025, and results of operations and cash flows for the nine months ended September 30, 2025 and 2024. The unaudited interim condensed consolidated balance sheet as of September 30, 2025 has been derived from the audited financial statements at December 31, 2024, and interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

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

Concentration of Clients

As of September 30, 2025 and December 31, 2024, management estimated all accounts receivable balances are uncollectible. Provision credit loss balances were $11,993 and $11,993 as of September 30, 2025 and December 31, 2024, respectively.

For the nine months ended September 30, 2025, the Company’s revenue was generated by two major customers, accounting for 75% and 25% of the Company’s total revenues.

For the nine months ended September 30, 2024, the Company’s revenue was generated by two major customers, accounting for 58% and 39% of the Company’s total revenues.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents amounted to $192,068 and $248,382, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consists of cash held in a reserve bank account in Taiwan. As of September 30, 2025 and December 31, 2024, the Company’s restricted cash amounted $661,843 (NTD 20.2 million) and $615,433 (NTD 20.2 million), respectively.

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

Allowance for expected credit losses accounts were $616,512 and $616,414 as of September 30, 2025 and December 31, 2024, respectively.

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

(iii) Multiple Element Arrangements

The Company evaluates multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within its control. In assessing whether an item under a collaboration has standalone value, the Company considers factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers whether its collaboration partners can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable(s) is dependent on the undelivered item(s), and whether there are other vendors that can provide the undelivered element(s).

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC 718 “Compensation-Stock Compensation”. Total director, officer, and employee stock-based compensation expenses were $450,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, and were $712,500 and $2,122,756 for the nine months ended September 30, 2025 and 2024, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $686,217 and $95,875 for the three months ended September 30, 2025 and 2024, respectively, and $2,044,103 and $287,625 for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company currently has one reportable segment, and assets are reviewed on a consolidated basis. As such, segmental data is not provided.

The following tables present revenue and gross profit information for each of our only reportable segment:

	Three Months Ended September 30		Nine Months Ended September 30
		2024		2024
	2025	(Restated)	2025	(Restated)
Revenues	$795,950	$389,276	$795,950	$507,623
Cost of revenues	-	296	-	763
Segment Gross (loss) profit	795,950	388,980	795,950	506,860

Depreciation Expense	$5,821	$7,013	$19,539	$21,605

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income tax:

	Three Months Ended		Nine Months Ended
		September 30		September 30
	September 30	2024	September 30	2024
	2025	(Restated)	2025	(Restated)
Segment Gross (loss) profit	$795,950	$388,980	$795,950	$506,860
Less:
Selling, general and administrative expenses	798,253	557,596	2,103,718	1,949,865
Research and development expenses	29,890	37,825	92,027	147,292
Stock-based compensation	1,136,217	95,875	2,756,603	2,410,381
Add (Less):
Interest income	47,287	44,261	85,497	75,451
Interest expense	(30,959)	(220,429)	(383,339)	(609,184)
Operating sublease income	29,680	36,000	53,680	36,478
Gain (loss) on foreign exchange changes	(112,553)	30,429	13,683	26,284
Loss on investment in equity securities	(54,235)	(67,885)	(150,029)	(146,942)
Other income (expenses), net	2,194	(7,136)	(3,486)	45,542
Loss before provision income tax	$(1,286,996)	$(487,076)	$(4,540,392)	$(4,573,049)

Recent Accounting Pronouncements

In accordance with Staff Accounting Bulletin No. 74 (SAB 74), the Company evaluates the impact of newly issued accounting standards on its financial statements. The following standards have been issued but are not yet effective:

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

The Company will continue to monitor other issued but not yet effective standards and will update its disclosures as more information becomes available.

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

In addition to the milestone payments, BioLite Taiwan is entitled to receive royalty on 12% of BHK’s net sales related to BLI-1401-2 Products. As of September 30, 2025, the Company has not earned the royalty under the BHK Co-Development Agreement.

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

In addition to the total of NTD 50 million, approximately equivalent to $1.6 million, BioLite Taiwan is entitled to receive 50% of the future net licensing income or net sales profit. As of September 30, 2025, the Company has not earned royalty under the BHK Collaborative Agreements.

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

The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months’ written notice. Either party may terminate the Service Agreement for cause by providing 30 days’ written notice.

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

As of September 30, 2025, the Company has not earned any net licensing income or net sales profit earned by BioFirst under these collaborative agreements.

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. As of September 30, 2025, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the three and nine months ended September 30, 2025, the Company received in cash and recognized revenue of $200,000 and $200,000, respectively. During the three and nine months ended September 30, 2024, the Company received in cash and recognized revenue of $180,000 and $296,000, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the three and nine months ended September 30, 2025, the Company received in cash and recognized revenue of $595,950 and $595,950, respectively. During the three and nine months ended September 30, 2024, the Company received in cash and recognized revenue of $200,000 and $200,000, respectively. pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt from this agreement in the nine months periods ended September 30, 2025 and 2024, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt from this agreement in the nine months periods ended September 30, 2025 and 2024, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt from this agreement in the nine months periods ended September 30, 2025 and 2024, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

5. PROPERTY AND EQUIPMENT, AND PREPAMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has two pieces of land, offices and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Land	$11,897,923	$338,966
Buildings and leasehold improvements	2,227,803	2,219,244
Machinery and equipment	1,139,014	1,131,169
Office equipment	175,315	163,448
	15,440,055	3,852,827
Less: accumulated depreciation	(3,384,413)	(3,341,739)
Property and equipment, net	$12,055,642	$511,088

Depreciation expenses were $5,821 and $7,013 for the three months ended September 30, 2025 and 2024, respectively, and were $19,539 and $21,605 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the land with book value amounted to approximately $4,222,502 and $338,966 (except for the recently acquired land in Puli, Taiwan, amounted to $7,675,421), respectively, were pledged for obtaining bank loans (see Notes 9 Bank loans).

Prepayment for asset acquisition

Prepayment for asset acquisition consists of the properties in Chengdu, China. The Company entered into a cooperation agreement on August 14, 2023, with Zhong Hui Lian He Ji Tuan, Ltd. (the “Zhonghui”). Pursuant thereto, the Company will acquire 20% of the ownership of certain property and a parcel of the land, with a view to jointly developing the property into a healthcare center for senior living, long-term care, and medical care in the areas of ABVC’s special interests, such as Ophthalmology, Oncology, and Central Nervous Systems. The plan is to establish a base for the China market and global development of these interests.

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

Acquisition of land in Puli Township, Taiwan

In March 2024, AiBtl issued 1,534,000 AiBtl’s common stocks to acquire farmland in Taiwan, which land will be used for developing health related businesses. However, upon the closing of the transaction, both parties are aware of such Taiwan’s legal restrictions prohibiting foreign entities directly owning farmland. In August 2024, the Company incorporated a controlling subsidiary, Yunzhiyi, to be holding the title of the land upon government’s approval. On March 31, 2025, the Company and the landowners executed the Nominee Holding Agreement, Land Lease Agreement, and Consulting Agreement, under the witness of and confirmed by a legal counsel in Taiwan, in which the landowners unconditionally grant the full legal rights to the land to the Company before the completion of the title transfer. Based on the execution of the agreement, the Company recognized $7,670,000 ($5 per share of AiBtl’s common stock) of land on its balance sheet.

To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month, and the Company recorded $5,421 in acquisition costs associated with the transaction. As of the reporting date, government review of the transfer of land title to Yun Zhi Yi is pending completion.

Acquisition of land in Taoyuan City, Taiwan

On July 15, 2025, the Company entered into a definitive agreement with Shuling, pursuant to which Shuling shall transfer the ownership of certain land she owns, with estimated fair value of $3,857,975, located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, and owns over 10% of the Company’s issued and outstanding shares of common stock. In consideration for the Land, the Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. The transaction is closed on the same date and the warrants and restricted shares are issued on July 15, 2025 and July 16, 2025, respectively. The Company recognized $3,857,975 as the cost of the land and $500,000 liability (included in Due to Related Parties – See Note 10) on its balance sheet.

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025, the Company issued 200,000 shares at $1.65 per share to Shuling as prepayment for the first-year service. For the three and nine months ended September 30, 2025, the Company recognized $55,000 consulting expense, with $275,000 prepaid expense balance on the balance sheet as of September 30, 2025.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	September 30,	December 31,	Accounting
Name of investees	2025	2024	treatments
Braingenesis Biotechnology Co., Ltd.*	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Eye Corporation (see Note 10)	19.78%	19.78%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	24.97%	Equity Method
Rgene Corporation	37.00%	26.65%	Equity Method
BioLite Japan K.K.	49.00%	49.00%	Equity Method

*	This company was acquired by Canal Biotech Corporation Inc. Our stock is in the process of replacement with the stock of the acquired company and the ownership percentage is subject to change.

(2)	The extent the investee relies on the company for its business is summarized as follows:

Name of investees	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)
BioLite Japan K.K.	The Company’s joint venture noncontrolling subsidiary perform research and development activities and explore business opportunities in Japan
ForSeeCon Eye Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loaned from the investee and provides research and development support service
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)

(3)	Long-term investment mainly consists of the following:

	September 30, 2025	December 31, 2024
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,235	$6,727
Genepharm Biotech Corporation	22,089	20,540
ForSeeCon Eye Corporation(d)	-	-
BioHopeKing Corporation	821,071	762,983
Subtotal	850,395	790,250
Equity Method Investments, net
BioFirst Corporation(a)	1,340,289	1,468,504
Rgene Corporation(b)	554,510	-
BioLite Japan K.K. (BioLite JP)(c)	-	-
OncoX BioPharma, Inc.(e)	-	-
Total	$2,745,194	$2,258,754

(a)	BioFirst Corporation (“BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2025 and December 31, 2024, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of September 30, 2025 and December 31, 2024, the amount of prepayment for long-term investments in Biofirst is both $1,124,842.

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

(4)	Disposition of long-term investment

During the nine-month periods ended September 30, 2025 and 2024, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Share of equity method investee losses	$(54,235)	$(67,885)	$(150,029)	$(146,942)

(c)	BioLite Japan K.K. (BioLite JP)

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

The warrant exercise price was reset to $3.5 in accordance with the issuance of common stock in relation to securities purchase agreement in July 2023. On May 22, 2024, the exercise price of these warrants was reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants. As of September 30, 2025, these Lind Warrants associated with the first Lind Note were fully exercised.

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “2nd Lind Note”) in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 2nd Lind Note shall be due and payable on May 19, 2025, and bears no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 2nd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents. Lind also received a 5-year common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. During the year ended December 31, 2024, Lind converted $800,000 of 2nd Lind Note principal amounts into the Company’s common stocks. Refer to the common stock issuance details in Note 12, Equity. On March 3 and April 1, 2025, Lind converted the remaining $400,000 principal balance ($200,000 for each conversion) into the Company’s common stocks. The 2nd Lind Note is fully converted as of September 30, 2025.

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

On March 3, 2025, April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. The 3rd Lind Note balance was fully converted as of September 30, 2025.

In connection with above three Lind Note offerings, the Company and its subsidiaries: BioKey, BioLite, Biolite BVI, and American BriVision, jointly and severally guaranteed all of the obligations of the Company in connection with the offering with certain collateral, as set forth in the related transaction documents.

On May 22, 2024, November 19, 2024, January 9, 2025, and July 1, 2025, Lind exercised 1,000,000, 500,000, 1,029,167, and 500,000 of the existing warrants to purchase shares of Common Stock at a reduced exercise price of $0.75, $0.42, $0.40, and $1.0 per share, respectively. Refer to the details in Note 12, Equity.

Total interest expenses in connection with the above three Lind Notes were $13,578 and $209,022 for the three months ended September 30, 2025 and 2024, respectively, and were $340,240 and $525,969 for the nine months ended September 30, 2025 and 2024, respectively.

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

The debt discount is being amortized over the 1-year term using the effective interest method. During the three and nine months ended September 30, 2025, the Company recognized $1,018 and $3,002, respectively, in interest expense related to the amortization of the debt discount.

Convertible Notes Payable – Related Party

On July 8, 2025, AiBtl issued a convertible note payable with a principal amount of $150,000 to an employee of the Company, a related party, for total consideration of $150,000. The note has a 1-year term with a 0% interest rate and is convertible by the holders into AiBtl’s common stock at $10 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity.

The carrying amounts of the liability component are summarized as follows:

September 30, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	109	29,891	30,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	110	29,890	30,000
Other Note	AiBtl	April 6, 2025	April 5, 2026	9,010	0%	0%	$5.00	AiBtl	9,010	-	9,010	9,010
Convertible notes – third parties				$69,010					$69,010	$219	$68,791	$69,010
Convertible note – related party	AiBtl	July 8, 2025	July 7, 2026	$150,000	0%	0%	$10.00	AiBtl	$150,000	-	$150,000	$150,000

December 31, 2024	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
2nd LIND Note	ABVC	November 17, 2023	May 19, 2025	$1,200,000	0%	86.94%	$1.00	ABVC	$400,000	$118,048	$281,952	$480,000
3rd LIND Note	ABVC	January 17, 2024	July 17, 2025	1,000,000	0%	87.40%	$1.00	ABVC	1,000,000	388,685	611,315	1,200,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,610	28,390	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,611	28,389	30,000
				$2,260,000					$1,460,000	$509,954	$950,046	$1,740,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	September 30,	December 31,
	2025	2024
Accrued research and development expense	$1,773,583	$1,799,583
Accrued directors and officers (owners) compensation	995,097	1,025,867
Cash portion of the Lind Note repayments	492,376	127,759
Accrued compensation and employee benefits	154,780	126,106
Others	575,578	430,107
Total	$3,991,414	$3,509,422

9. SHORT-TERM LOANS

(1)	Short-term loans consist of the following:

	September 30,	December 31,
	2025	2024
Cathay United Bank	$123,103	$200,252
CTBC Bank	656,000	610,000
Other individual	30,000	30,000
Total	$809,103	$840,252

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD 7.5 million, equivalent to $228,750. The term started June 28, 2016 with maturity date on June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on the term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year, and the next renewal date is September 6, 2026. As of September 30, 2025 and December 31, 2024, the effective interest rates per annum was 2.99% and 2.99%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. During the three and nine months ended September 30, 2025, the Company made payments of the loan in total of NTD 937,500 ($30,094) and NTD 2,812,500 ($90,281), respectively.

Interest expenses were $1,141 and $1,755 for the three months ended September 30, 2025 and 2024, respectively, and were $3,903 and $5,275 for the nine months ended September 30, 2025 and 2024, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NTD 10 million, equivalent to $327,500, and NTD 10 million, equivalent to $327,500, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every 6 months, and the next renewal date is January 10, 2026. The loan balances bear interest at a fixed rate of 2.5% per annum, and is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $4,218 and $3,747 for the three months ended September 30, 2025 and 2024, respectively, and were $11,961 and $11,668 for the nine months ended September 30, 2025 and 2024, respectively.

Other individual – Third party

On March 21, 2024, the Company issued an unsecured promissory note to a third party for the proceeds of $30,000. The note bears an interest rate of 12% per annum and matures on March 21, 2025, or upon the occurrence of an event of default. The promissory note was extended another year and matures on March 21, 2026, with the same terms.

Interest expenses were $907 and $908 for the three months ended September 30, 2025 and 2024, respectively, and were $2,693 and $1,904 for the nine months ended September 30, 2025 and 2024, respectively.

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
The Jiangs

Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of the Company and Rgene, the Chairman and CEO of the BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shuling Jiang, is the Chairman of Keypoint; and a member of board of directors of the Company and BioLite Inc, and a member of board of directors of BioFirst; a director and beneficial owner of more than 10% of the ABVC’s outstanding common stock

Mr. Eugene Jiang is Mr. and Ms. Jiang’s son. Mr. Eugene Jiang is the chairman, and majority shareholder of the Company and a member of board of directors of BioLite Inc. Mr. Eugene Jiang is a member of board of directors of BioFirst.

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company, and a member of board of directors of BioFirst.

Ms. Mei-Ling Jiang is Ms. Shuling Jiang’s sibling.

BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation (“BHK”)	Entity controlled by controlling beneficiary shareholder of ABVC
AiBtl (Holding) BioPharma, Inc. (“AiBtl Holding”)	Founding shareholder of AiBtl BioPharma Inc.
Jaimes Vargas Russman	CEO of AiBtl BioPharma Inc.
Lion Arts Promotion, Inc. (“Lion Arts”)	Entity controlled by the Jiangs.

Revenues – related parties

During the three and nine months ended September 30, 2025, the Company received $200,000 and $595,950 pursuant to the licensing agreement and related amendment with FEYE and OncoX, respectively, and recognized a total of $795,950 revenue in the periods ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company received $180,000 and $296,000, respectively, pursuant to the licensing agreement and related amendment with FEYE, and recognized $180,000 and $296,000 of revenue in the periods ended September 30, 2024. Please refer to Note 4, Collaborative Agreements for details.

	Three Months Ended September 30		Nine Months Ended September 30

	2025	2024	2025	2024
OncoX	$595,950	$200,000	$595,950	$200,000
FEYE	200,000	180,000	200,000	296,000
Total	$795,950	$380,000	$795,950	$496,000

Consulting fees – related parties

In March 2024, BioLite engaged Lion Arts to provide operation, business development, human resources, and capital finance consulting services in Taiwan. The agreement is for 12 months initially expired February 2025, and was renewed for another 12 months expiring in February 2026. The service fee is NTD 5,520,000 (approximately $173,328) for each of the contracts expiring 2025 and 2026.

In May 2025, BioLite entered another consulting agreement with Lion Arts for international business development for service fee of NTD 2,000,000 (approximately $62,800). This agreement is for 12 months expiring April 2026, and is optional for renewal upon mutual agreement.

The Company incurred consulting fees for both agreements of $60,348 and $43,100 for the three months ended September 30, 2025 and 2024, respectively, and $189,176 and $100,567 for the nine months ended September 30, 2025 and 2024, respectively.

Due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	September 30,	December 31,
	2025	2024
Rgene (1)	$2,421	$565,711
BioFirst (2)	2,691,776	589,340
OncoX (3)	546	-
Total	$2,694,743	$1,155,051

Due from related parties- non-current, net

	September 30,	December 31,
	2025	2024
BioFirst (Australia) (4)	$839,983	$839,983
BioHopeKing Corporation (5)	118,633	120,210
Total	958,616	1,014,193
Less: allowance for expected credit losses accounts	(958,616)	(1,014,193)
Net	$-	$-

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

As of September 30, 2025 and December 31, 2024, the outstanding loan balance were $0 and $500,000; and accrued interest was $0 and $63,819, respectively. Both principal and accrued interest were converted to Rgene’s common stocks.

As of September 30, 2025 and December 31, 2024, the Company has other receivables amounted to $2,421 and $1,892, respectively, from Rgene due to daily operations.

(2)	On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of NTD 11,072,360 (approximately $337,707), which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of NTD 11,406,000 (approximately $347,883), which bears interest at 12% per annum for the use of working capital. During the nine months ended September 30, 2025, the Company loaned BioFirst NTD 64,777,314($2,079,352) and received repayment of NTD 4,536,970 ($145,637). All loans carry 12% interest. As of September 30, 2025 and December 31, 2024, the outstanding loan balance were NTD 77,778,704 ($2,551,141) and NTD 17,571,076 (approximately $535,918), respectively; accrued interests were $136,853 and $53,422, respectively. The balance of $1,073 is due with daily operations. The funds were used to support ongoing research, facility construction, and regulatory work required for the Vitargus GMP pilot plant at the Hsinchu Biomedical Science Park.

(3)	As of September 30, 2025 and December 31, 2024, the Company has other receivables amounted to $546 and $0, respectively, from OncoX due to daily operations.
(4)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of September 30, 2025 and December 31, 2024, the outstanding loan balances and allocated research fees were both $681,185, and accrued interest balances were both $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of September 30, 2025 and December 31, 2024, due from BHK were both NTD 3,941,299 (approximately $118,633 and $120,210, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of NTD 3,941,299 as of December 31, 2024. No recovery was made during nine months ended September 30, 2025.

The Company’s due from related parties are subject to certain risks that our collaborative parties, including OncoX and FEYE, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of September 30, 2025, the Company’s comprehensive review of these balances of due from related parties indicates that there are no expected losses except those being recognized above. This conclusion is based on business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2025	2024
AiBtl Holding (1)	$348,194	$348,219
The Jiangs (2)	579,846	274,170
Shareholders (3)	152,848	142,130
Lion Art Promotions Inc (4)	120,704	-
Directors (5)	-	8,526
Total	$1,201,592	$773,045

(1)	On April 11, 2024, May 10, 2024, August 15, 2024, and December 24, 2024, AiBtl received short-term loans from its founding shareholder, AiBtl Holding, for the principal amounts of $40,000, $60,000, $33,732, and $214,487, respectively, for the purpose of daily operations. These loans do not bear interest and are payable on demand.

(2)

Since 2019, the Jiangs advanced funds to the Company for working capital purposes. As of September 30, 2025 and December 31, 2024, the outstanding balance due to the Jiangs amounted to $79,846 and $274,170, respectively. These loans bear no interest and are due on demand.

The Company assumed a $500,000 bank loan from Shuling in the Taoyuan land transaction (see Note 5). Due to Taiwanese regulations restricting the loan transfers to foreign entities, the Company issued Shuling a 1-year unsecured promissory note for $500,000 at 3.79% annual interest, with interest is payable monthly. The note matures on July 15, 2026, with an option to renew by mutual agreement. For the three and nine months ended September 30, 2025, the Company paid $4,736 in interest on this note.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purposes. The advances bear an interest rate around 12% per annum. As of September 30, 2025 and December 31, 2024, the outstanding principal and accrued interest was $152,848 and $142,130, respectively. Interest expenses in connection with these loans were $5,106 and $11,836 for the three months ended September 30, 2025 and 2024, respectively, and were $15,318 and $21,973 for the nine months ended September 30, 2025 and 2024, respectively.

(4)	Accrued consulting services fee as of September 30, 2025 and December 31, 2024, respectively.

(5)	As of September 30, 2025 and December 31, 2024, due to Directors were $0 and $8,526, respectively, were related to the daily operating expenses since inception in 2023 paid by the Directors of AiBtl on behalf of the entity.

11. INCOME TAXES

Income tax (benefit) expense for the three and nine months ended September 30, 2025 were $527 and $24,154, respectively, and were $355 and $(110,539) for the three and nine months ended September 30, 2024, respectively.

Deferred tax assets (liability) as of September 30, 2025 and December 31, 2024 consist approximately of:

	September 30,	December 31,
	2025	2024
Loss on impairment of assets	$713,223	$713,223
Net operating loss carryforwards	5,995,850	5,677,413
Operating lease liabilities	119,848	178,014
Operating lease assets	(121,051)	(178,014)
Deferred tax assets, gross	6,907,870	6,390,636
Valuation allowance	(6,907,870)	(6,390,636)
Deferred tax assets, net	$-	$-

12. EQUITY

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

During the nine months ended September 30, 2024, the Company accepted the conversion of Lind Note with the Company’s common stock for 905,305 shares, for the carrying amount of $811,175. The first Lind Note was fully repaid in April 2024.

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

On March 3, 2025, April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. As of September 30, 2025, all outstanding balance of 3rd Lind Note was fully converted.

On January 5, 2025, the Company and Lind entered into a third letter agreement, pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. On July 1, 2025, Lind exercised 500,000 warrants at an exercise price of $1.00 per share and left 500,000 warrants as of the date of this report. See Note 13 for more information.

In July 2025, the Company received $83,567 in cash for 216,251 common stock warrant exercise from the placement agents of LIND notes. These warrants were issued in 2023 and 2024 along with the Lind Note financing.

Private Offerings

In 2024, the Company received $31,040 from an investor to subscribe 41,387 shares of the Company’s common stock. These stocks were issued to the investor as of September 30, 2025.

During the nine months ended September 30, 2025, the Company conducted several private offerings of its common stock to several individual investors and issued 3,083,612 unregistered shares at $0.60 to $1.95 per share, raising a total of $2,777,120. Among these offerings, prior unissued stocks were all issued as of September 30, 2025.

Stock-Based Compensation and Payments

The Company previously reported that during the year ended December 31, 2019, the Company entered into service agreements with Euro-Asia Investment & Finance Corp Ltd. (a related party), Ever Adventure inv. (Formosa) Consultant Co., Ltd., New Eastern Asia (a related party), and Kimho Consultants Co., Ltd. (a related party) for the maintenance of the listing in the U.S. stock exchange market, investor relations, and business development. Pursuant to the agreements, the Company issued 644,972 shares of the Company’s common stock for the consulting service from July 2019 to July 2024 for the service fee of $4,514,800 in aggregate, and recorded as stock subscription receivable. For the three and nine months ended September 30, 2024, stock subscription receivable recognized as stock-based compensation in equity was $225,740 and $451,480, respectively.

After further review and investigation, the above services were completely provided by December 31, 2022. Pursuant to ASC 718, the costs of services should be recognized along with the period when services are received. Therefore, the Company reversed share-based compensation expenses of $225,740 and $451,480 for the three and nine months ended September 30, 2024, respectively.

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

During the three and nine months ended September 30, 2025, the Company compensated an employee with 150,000 and 400,000 shares of the Company’s common stocks amounting to $395,000 and $725,000, respectively, for her additional services. As of September 30, 2025, there are 150,000 shares totaling $395,000 that have not been issued. 50,000 shares were issued on October 10, 2025.

During the three and nine months ended September 30, 2025, the Company compensated various business consultants with 1,005,021 and 1,523,492 shares of common stock amounting to $1,307,479 and $1,761,699, respectively, for their financial and business advisory services. As of September 30, 2025, 150,000 shares totaling $241,500 remain unissued. 50,000 shares were issued on October 10, 2025.

The Company has entered several agreements with its landlord in California, which both parties agreed that the Company issues its common stocks in lieu of cash for certain months of rent. For the three and nine months ended September 30, 2025, the Company issued 37,499 and 297,959 shares of common stock, for the rent amounts of $100,449 and $282,404, respectively. For the three months ended September 30, 2024, the Company issued 259,522 shares of common stock for the rent amounts of $191,642. Since the share payment agreement was first entered in July 2024, there was no share payment for the rent in the first six months of 2024.

Shuling Land Acquisition

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

On June 3, 2025, the Company’s annual general shareholder meeting approved the proposal that the issuance of 2,035,136 restricted shares of the Company’s common stock at a price of $1.65 per share and five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share, to purchase the above Land from Shuling. On July 15, 2025, the Company closed the purchase of Land from Shuling and issued 2,035,136 shares of restricted common stocks and 1,000,000 shares of warrants and to Shuling on July 16, 2025 and July 15, 2025, respectively. Please refer to Note 5 for more details.

Noncontrolling Interests

On March 14, 2024, AiBtl issued 1,610,700 AiBtl’s common stocks to a land acquisition transaction in Taiwan, including the 1-year business consulting fee of $383,500 incurred beginning in November 2023, and the cost of land $7,670,000. Due to certain administrative processes and restrictions, AiBtl has not acquired ownership of the land.

Yun Zhi Yi, a Taiwan corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, the Company’s director. This entity is set up for holding the land that AiBtl acquired in Taiwan for developing health related business in Taiwan. Due to certain administrative processes and restrictions, the title transfer has not completed. However, AiBtl entered a series of agreements with the sellers in March 2025, to obtain the complete rights and obligations of the land while in the process of transferring the title. These agreements are effective until the title transfer is completed. AiBtl recognized such asset on its balance sheet on March 31, 2025. Refer to Note 5 for details.

13. STOCK OPTIONS AND WARRANTS

Stock Options

The Company has not granted any options during the nine months ended September 30, 2025 and 2024. The Company’s most recent option grant was in 2022 that 76,190 shares (post-split) of common stock were granted to employees and certain consultants. The weighted average grant date fair value of options granted in 2022 was $27.9 (post-split). There are 386,021 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2024. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. As of September 30, 2025 and December 31, 2024, there were no unvested options.

Options issued and outstanding as of September 30, 2025, and their activities during the period then ended are as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	258,710	$27.9	6.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2025	258,710	27.9	6.00	$-
Exercisable as of September 30, 2025	258,710	27.9	6.00	$-
Vested and expected to vest	258,710	$27.9	6.00	$-

Stock Warrants

Warrants issued and outstanding in connection with Shuling land transaction (See Note 5) as of September 30, 2025, and their activities during the nine-month period ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	-	$-	-	$-
Issued	1,000,000	2.50	5.00	-
Exercised	-	$-	-	-
Outstanding as of September 30, 2025	1,000,000	$2.50	4.79	$540,000

Warrants issued and outstanding in connection with Lind convertible notes (See Note 12) as of September 30, 2025, and their activities during the nine-month period ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	2,029,167	$0.40	*	4.20	$195,542
Issued	-	-		-	-
Exercised	(1,529,167)	$0.60		-	-
Outstanding as of September 30, 2025	500,000	$1.00		3.64	$1,020,000

*	On January 5, 2025, the Company and Lind entered into a third letter agreement (the “December Letter Agreement”), pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. The weighted average exercise price per share as of December 31, 2024 was adjusted to the reduction accordingly.

14. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,246,513)	$(394,769)	$(4,345,610)	$(4,171,304)

Denominator:

Weighted-average shares outstanding – Basic & Diluted	23,256,590	12,405,261	18,567,480	11,164,093

Loss per share -Basic & Diluted	$(0.05)	$(0.03)	$(0.23)	$(0.37)

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

	September 30, 2025	December 31, 2024
ASSETS
Operating lease right-of-use assets	$369,135	$640,387
LIABILITIES
Operating lease liabilities (current)	199,335	403,581
Operating lease liabilities (non-current)	164,072	236,807

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Operating lease expenses	$120,166	$100,685	$356,662	$199,187

Other information related to leases is presented below:

	Nine Months Ended September 30
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$73,855	$199,187

	September 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term:
Operating leases	2.64 years	2.48 years

Weighted Average Discount Rate:
Operating leases	2.57%	1.19%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025 (Excluding current period)	$102,474
2026	118,597
2027	55,613
2028	50,888
2029	50,888
Thereafter	-
Total future minimum lease payments, undiscounted	378,460
Less: Imputed interest	(9,325)
Present value of future minimum lease payments	$369,135

16. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of September 30, 2025 and up through the date of the consolidated financial statements was available to the issued.

17. SUBSEQUENT EVENTS

On October 7, 2025, the Company issued 10,749 shares to settle October rent balance of $33,480.

On October 10, 2025, the Company issued 50,000 shares to a consultant and 50,000 shares to an employee for services were rendered, but the shares have not yet been issued. See Note 12 Stock-Based Compensation and Payments subsection for details.

On October 30, 2025, the Company received additional subscriptions in the aggregate amount of $507,833 on the same terms and conditions as the offerings in September 2025. Pursuant to the additional subscriptions, the Company will issue an aggregate of 260,427 shares of the Company’s common stock by the end of 2025.

Except for disclosed above, the Company has assessed all events from September 30, 2025, up through the date that these consolidated financial statements are available to be issued, and concluded that no subsequent events have occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

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

Yun Zhi Yi Co., Ltd. (“Yun Zhi Yi”), a Taiwanese corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang (“Shuling”, or “Ms. Jiang”), a director and beneficial owner of more than 10% of the ABVC’s outstanding common stock. This entity is set up for holding land located in Puli, Tawain that AiBtl is in the process of acquiring, which land will be used for developing health related business. Due to Taiwan’s legal restrictions prohibiting foreign entities from directly owning farmland, the parties agreed to structure the arrangement through nominee holdings. To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month, and the Company recorded $5,421 in acquisition costs associated with the transaction. As of the date hereof, the transfer of the land’s title to Yun Zhi Yi is currently under government review, pending completion of the title transfer registration.

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

On July 15, 2025, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns, with estimated fair value of $3,857,975, located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, and owns approximately 10.31% of the Company’s issued and outstanding shares of common stock as of June 3, 2025. In consideration for the Land, the Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. The transaction is closed on the same date and the 2,035,136 restricted shares and the 1,000,000 warrants are issued on July 16, 2025 and July 15, 2025, respectively.

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025, the Company issued 200,000 shares of restricted stock as a prepayment for Shuling’s first year service.

On March 25, 2024, the Company, and one of its co-development partners, BioFirst Corporation, a company registered in Taiwan (“BioFirst”), each entered into a twenty-year, global definitive licensing agreement (the “Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of September 30, 2025, the Company has received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. For the nine months ended September 30, 2025 and 2024, the Company received $200,000 and $296,000, respectively, as partial milestone payments and recognized as licensing revenue according to ASC 606.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Licensed Products”), within North America for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed.) 30 days after entering into the Oncox Agreement and $625,000 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. For the nine months ended September 30, 2025 and 2024, the Company received $595,950 and $200,000 as partial milestone payments and recognized as licensing revenue according to ASC 606.

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

Series A Convertible Preferred Stock

As of September 30, 2025, no Series A Convertible Preferred Stock has been issued by the Company.

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

Public Offering & Financings

2025 Financings

During the first quarter of 2025, the Company continued to strategically manage its outstanding convertible debt obligations with Lind Global Fund II, LP. In connection with the Senior Convertible Promissory Note issued in November 2023 (2nd Lind Note), the Company has successfully completed all conversions through equity issuances, thereby extinguishing the remaining principal balance. As of the date of this filing, only the corresponding cash components for four prior conversions remain to be settled, which the Company intends to address through the exercise of outstanding warrants-demonstrating a proactive and non-dilutive repayment approach. Additionally, for the Senior Convertible Promissory Note issued in January 2024 (3rd Lind Note), the Company has repaid the entire outstanding balance by the equity conversions of $1,000,000 in total. The remaining cash obligations for these conversions are also expected to be fulfilled in a similar warrant-based strategy, although no definitive agreement has been entered as of the date hereof and there is no guarantee that a definitive agreement will be entered. These steps reflect the Company’s commitment to meeting its obligations while preserving long-term shareholder value and capitalizing on structured equity mechanisms to support operational continuity and financial health.

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

On March 3, 2025 and April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks, resulting in fully settlement of the 3rd Lind Note as of September 30, 2025.

On July 1, 2025, Lind exercised 500,000 warrants and left 500,000 warrants, with $1.0 per share of exercise price as of the date of this report.

During the nine months ended September 30, 2025, the Company conducted several private offerings of its common stock to several individual investors, and issued 3,083,612 unregistered shares at $0.60 to $1.95 per share, raising a total of $2,777,120. Among these offerings, prior unissued stocks were all issued as of September 30, 2025.

On October 30, 2025, the Company received additional subscriptions in the aggregate amount of $507,833 on the same terms and conditions. Pursuant to the additional subscriptions, the Company will issue an aggregate of 260,427 shares of the Company’s common stock by the end of 2025.

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

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. As of September 30, 2025, the Company has received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. For the nine months ended September 30, 2025 and 2024, the Company received $200,000 and $296,000, respectively, as partial milestone payments and recognized as licensing revenue according to ASC 606.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. For the nine months ended September 30, 2025 and 2024, the Company received $595,950 and $200,000 as partial milestone payments and recognized as licensing revenue according to ASC 606.

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

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of September 30, 2025, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

Recent Business Developments

1. Land and Infrastructure Investment

During the quarter, the Company advanced its infrastructure development strategy through the acquisition and planning of land assets in Taiwan, including the Shuling property in Taoyuan. This investment supports the establishment of future research, development, and manufacturing facilities intended to enhance long-term operational capabilities and reduce reliance on third-party contractors.

2. Intergroup/Related Party Funding and Strategic Support

The Company provided short-term operational funding support to BioFirst to maintain progress toward regulatory and manufacturing milestones. These advances are intended to safeguard the value of the Company’s existing investment and facilitate future cash inflows once BioFirst’s GMP pilot plant becomes operational and clinical materials for Vitargus® are produced for pivotal trials.

3. Strengthened Capital Structure

The Company completed the full repayment of its outstanding convertible notes (the Lind Notes) with Lind Partners, significantly reducing debt obligations and potential dilution therefrom. The deleveraging has strengthened the Company’s financial flexibility and improved its balance sheet position for future partnerships and capital market activities.

4. Integration and Collaboration Progress within the ABVC group

ABVC continued to align its subsidiary, AiBtl BioPharma, and equity investments, OncoX BioPharma, and ForSeeCon Eye Corporation, with the Company’s business strategies and operational framework. While intercompany transactions are eliminated in the consolidated financial statements, these collaborations have and will continue to improve resource utilization, accelerate product development, and support early-stage licensing and service revenues across the group.

5. Outlook and Cash Flow Planning

Management is focused on converting its strategic investments into sustainable revenue through licensing, milestone payments, and the expansion of its CDMO service platform to CRDMO platform as a one-shot solution for pharmaceutical solutions. The Company anticipates that ongoing affiliate integration and project execution will contribute positively to cash flows over the next 12 months.

Results of Operations - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended September 30
	2025	2024 (Restated)	Increase (Decrease)%
Revenue	$795,950	$389,276	$406,674	104%
Gross Profits	$795,950	$388,980	$406,970	105%
Operating Expenses	$1,964,360	$691,296	$1,273,064	184%
Loss from Operations	$(1,168,410)	$(302,316)	$(866,094)	286%
Other Income (Expense)	$(118,586)	$(184,760)	$66,174	-36%
Interest Income (Expense), Net	$16,328	$(176,168)	$192,496	-109%
Net Income (Loss)	$(1,287,523)	$(487,431)	$(800,092)	164%

Revenues We generated $795,950 and $389,276 in revenues for the three months ended September 30, 2025 and 2024, respectively. The revenue recognized in 2025 was mainly due to the milestone revenue recognized from licensing to OncoX and ForSeeCon, while we only received milestone payments from ForSeeCon in the same period of 2024.

Operating Expenses Our operating expenses have increased by $1,273,064 or 184%, to $1,964,360 for the three months ended September 30, 2025 from $691,296 for the three months ended September 30, 2024. Such an increase in operating expenses was mainly due to the Company hiring certain consultants and advisors for business opportunity and financial advisory services during this period.

Other Income (Expense) Our other expense was $118,586 for the three months ended September 30, 2025, compared to other expense of $184,760 for the three months ended September 30, 2024. The change was principally caused by the decrease in interest expense and offset by foreign exchange loss.

Interest income (expense), net was $16,328 for the three months ended September 30, 2025, compared to ($176,168) for the three months ended September 30, 2024. The increase of $192,496, or about 109%, was mainly due to lower interest expense from Lind Notes, as fewer notes were converted and thus less interest was recognized.

Net Loss As a result of the above factors, our net loss was $1,287,523 for the three months ended September 30, 2025 compared to $487,431 for the three months ended September 30, 2024, representing an increase of $800,092, or 164%.

Results of Operations - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024.

The following table presents, for the nine months indicated, our unaudited consolidated statements of operations information.

	Nine Months Ended September 30
	2025	2024 (Restated)	Increase (Decrease)%
Revenue	$795,950	$507,623	$288,327	57%
Gross Profits	$795,950	$506,860	$289,090	57%
Operating Expenses	$4,952,348	$4,507,538	$444,810	10%
Loss from Operations	$(4,156,398)	$(4,000,678)	$(155,720)	4%
Other Income (Expense)	$(383,994)	$(572,371)	$188,377	-33%
Interest (Expense), Net	$(297,842)	$(533,733)	$235,891	-44%
Net Income (Loss)	$(4,564,546)	$(4,462,510)	$(102,036)	2%

Revenues. We generated $795,950 and $507,623 in revenues for the nine months ended September 30, 2025 and 2024, respectively. The increase in revenues was mainly due to the milestone revenue recognized from licensing to OncoX and ForSeeCon, while we only received milestone payments from ForSeeCon in the same period of 2024.

Operating Expenses. Our operating expenses have increased by $444,810, or 10%, to $4,952,348 for the nine months ended September 30, 2025 from $4,507,538 for the nine months ended September 30, 2024. Such increase in operating expenses was mainly attributable to the increase in stock-based compensation expenses by $346,222 which relates to costs in conjunction with employee compensation and non-employee share-based payments.

Other Income (Expense). Our other expense was $383,994 for the nine months ended September 30, 2025, compared to other expense of $572,371 for the nine months ended September 30, 2024. The change was principally caused by the decrease in interest expense from Lind Notes for the nine months ended September 30, 2025.

Interest income (expense), net. was $(297,842) for the nine months ended September 30, 2025, compared to $(533,733) for the nine months ended September 30, 2024. The decrease of $235,891, or approximately 44%, was primarily due to the decrease in interest expense due to recognition of interest expense for the converted notes for proper accounting purpose.

Net Loss As a result of the above factors, our net loss was $4,564,546 for the nine months ended September 30, 2025 compared to $4,462,510 for the nine months ended September 30, 2024, representing a decrease of $102,036, or 2%.

Asset Recognition and Investment Reclassification

Acquisition of land in Puli Township, Taiwan

On March 31, 2025, the Company recorded the acquisition of land located in Puli, Taiwan, with a carrying value of approximately $7.67 million, based on control obtained over the asset during the period. The Company intends to utilize the land for future development of its health-related business operations. In addition, amounts previously classified as “Due from Related Parties” were reclassified to “Long-Term Investments” to reflect the nature of the Company’s ongoing investment in Rgene Corporation. The reclassification was based on management’s ongoing evaluation of the investment’s expected holding period and strategic purpose, after entering into the convertible note loan in 2023. These changes increased total assets and stockholders’ equity as of September 30, 2025. Notwithstanding these improvements in the Company’s asset base, management continues to evaluate liquidity risks and is seeking to address working capital needs through operational activities and external financing options.

To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month, and the Company recorded $5,421 in acquisition costs associated with the transaction. As of the reporting date, government review of the transfer of land title to Yun Zhi Yi is pending completion.

Acquisition of land in Taoyuan City, Taiwan

On July 15, 2025, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns, with estimated fair value of $3,857,975, located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, and owns over 10% of the Company’s issued and outstanding shares of common stock as of June 3, 2025. In consideration for the Land, the Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. The transaction is closed on the same date and the warrants and restricted shares are issued on July 15, 2025 and July 16, 2025, respectively. The Company recognized $3,857,975 as the cost of the land and $500,000 liability on its balance sheet.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
Current Assets	$4,072,569	$2,179,815
Current Liabilities	$6,507,520	$6,557,461
Working Capital (Deficit)	$(2,434,951)	$(4,377,616)

Going Concern and Liquidity Consideration

For the nine months ended September 30, 2025, the Company reported net loss of $4,564,546. As of September 30, 2025, the Company’s working capital deficit was $2,434,951. In addition, the Company had net cash outflows of $1,567,264 from operating activities for the nine months ended September 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plan is to continue to improve operations to generate positive cash flows by 1) ensuring our cash consideration from our licensing agreements be fully collected soon, 2) raising additional capital through private or public offerings, 3) strictly controlling cash operating expenses, and 4) reducing debts and interest expense.

Notably, the Company has reduced a substantial amount of convertible debts during the nine months ended September 30, 2025, from $0.95 million to $0.22 million. We also reduced our outstanding warrants previously issued to LIND from 2.0 million shares to 0.5 million shares in nine months ended September 30, 2025, receiving around $991,366 in cash. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. Management is committed to enhancing operations to generate positive cash flows to meet our operational needs.

	Nine Months Ended September 30
	2025	2024 (Restated)	Change	%
Cash Flow Used In Operating Activities	$(1,567,264)	$(1,107,011)	$460,253	42%
Cash Flow Used in Investing Activities	$(1,939,136)	$(456,789)	$1,482,347	325%
Cash Flow Provided by Financing Activities	$3,488,478	$1,644,947	$1,843,531	112%

Cash Flow from Operating Activities

During the nine months ended September 30, 2025 and 2024, the net cash used in operating activities were $1,567,264 and $1,107,011, respectively. The increase was primarily due to the increase in due from related parties. The Company has been strictly control the operating cash outflow, such as making certain payments with shares in lieu of cash, extending vendors’ payment terms, and other initiatives to save the cash burn.

Cash Flow from Investing Activities

During the nine months ended September 30, 2025 and 2024, the main investing activity is the loan of funds to related parties for their operating and research and development needs.

Cash Flow from Financing Activities

During the nine months ended September 30, 2025 and 2024, the net cash provided by financing activities were $3,488,478 and $1,644,947, respectively. The increase in net cash provided by financing activities were primarily due to the proceeds from a series of private offerings, and LIND’s exercise of warrants, offsetting by the repayment in short-term loans and due to related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

Changes in Internal Control over Financial Reporting

The Company filed its annual report on Form 10-K, which included the 2023 Restatement, on April 15, 2025 and disclosed a restatement regarding the three months ended March 31, 2024 herein. No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we are working to hire personnel with the requisite technical accounting knowledge to remediate the material weakness as soon as possible.

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

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company issued 169,992 shares of common stock for the rent payable through July 2024, in total of $127,494. The Company also issued 43,458 shares on August 14, 2024 for the August 2024 rent, and 46,072 shares were issued on September 3, 2024 for the September 2024 rent. Further, we issued 64,147 shares on October 29, 2024 for October rent, 45,293 shares on November 13, 2024 for November rent, and 30,422 shares on December 26, 2024 for half month of December rent. In 2025, we issued 28,135 shares, 22,031 shares, and 30,488 shares for each of the half month rent from January 2025 to March 2025, respectively. On April 9, 2025, the Company entered another agreement with the landlord to settle remaining balance of each half month of February and March 2025 rent, and April 2025 rent, by issuing 120,398 of the Company’s common stock, in the value of $66,219. On June 12, the Company issued 34,059 and 25,349 unregistered restricted shares to the landlord to settle May 2025 and June 2025 rent balances of $33,390 each month. On July 10, 2025, the Company issued 14,847 shares to settle July rent balance of $33,480. On August 22, 2025, the Company issued 11,486 shares to settle August rent balance of $33,482. On September 9, 2025, the Company issued 11,166 shares to settle September rent of $33,487.

In December 2024, the Company issued 117,277 shares of its common stock to employees as compensation.

In 2024, the Company received $31,040 from an investor to subscribe 41,387 shares of the Company’s common stock. These stocks were issued to the investor as of September 30, 2025.

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

In April 2025, the Company issued 50,000 shares of common stock to a consultant for the financial and business advisory services, as the consideration of $52,500 ($1.05 per share).

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

On July 11, 2025, the Company accepted additional subscriptions in the aggregate amount of $200,000 on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 153,850 shares of the Company’s common stock.

On August 7, 2025, the Company accepted additional subscriptions in the aggregate amount of $508,250 on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 260,641 shares of the Company’s common stock.

On August 23, 2025, the Company issued 873 unregistered restricted shares to an individual consultant as a consideration of $2,500, for the services.

On August 29, 2025, the Company accepted additional subscriptions in the aggregate amount of $200,000 on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 102,564 shares of the Company’s common stock.

On October 7, 2025, the Company issued 10,749 shares to settle October rent balance of $33,480.

On October 10, 2025, the Company issued an aggregate of 100,000 shares to employees and consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	During the nine months ended September 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (44)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
3.7	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (45)
3.8	Amendment to Bylaws (46)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
4.3	Form of Voting Rights Proxy Agreement (58)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Lind Letter Agreement dated May 22, 2024 (52)
10.8	Lind Form of Warrant dated May 22, 2024 (52)
10.9	Reserved
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc (47)

10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc (47)
10.42	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (51)
10.43	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (51)
10.44	Form of 2nd Lind Note (38)
10.45	Form of 2nd Lind Warrant (38)
10.46	Securities Purchase Agreement dated November 17, 2023 (38)
10.47	First Amendment To Security Agreement (38)
10.48	First Amendment To Guarantor Security Agreement (38)
10.49	First Amendment to Guaranty (38)
10.50	Securities Purchase Agreement dated January 17, 2024 (39)
10.51	Form of 3rd Placement Agent Warrant (40)
10.52	Second Amendment To Security Agreement (39)
10.53	Second Amendment To Guarantor Security Agreement (39)
10.54	Second Amendment to Guaranty (39)
10.55	Form of 3rd Lind Note (39)
10.56	Form of 3rd Lind Warrant (39)
10.57	Amendment No. 1 to 2nd Lind Note (41)
10.58	Amendment No. 2 to 2nd Lind Note (42)
10.59	Amendment No. 1 to 3rd Lind Note (43)
10.60	Definitive License Agreement between the Company and OncoX BioPharma, Inc. (48)
10.61	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. (48)
10.62	Definitive License Agreement between the Company and ForSeeCon Eye Corporation (49)
10.63	Definitive License Agreement between BioFirst Corporationand ForSeeCon Eye Corporation (49)
10.64	Form of Amendment (50)
10.65	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (53)
10.66	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (53)
10.67	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (54)
10.68	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (54)
10.69	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (55)
10.70	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (55)
10.71	Letter Agreement dated January 5, 2025 (56)
10.72	Land Transfer Plan dated March 31, 2025 (57)
10.73	Nominee Holding Agreement dated April 1, 2024 (57)
10.74	Land Lease Agreement dated April 1, 2024 (57)
10.75	Addendum to Definitive Licensing Agreement between ABVC and AiBtl dated March 11, 2025 (57)
10.76	Addendum to Definitive Licensing Agreement between BioLite and AiBtl dated March 11, 2025 (57)
10.77	Yun Zhi Yi Land Holding Agreement dated October 28, 2024 (57)
10.78	Form of Purchase Agreement (58)
10.79	Form of Voting Rights Proxy Agreement (58)
10.80	Second Amended and Restated 2016 Equity Incentive Plan (59)
10.81	Form of Warrant (60)
10.82	Definitive Agreement between the Company and Shuling Jiang (60)
10.83	Consulting Agreement (60)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(40)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on January 17, 2024.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed on June 6, 2022

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2024

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2023

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2024

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 26, 2024

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024

(51)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(54)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 6, 2025

(57)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed April 15, 2025

(58)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 30, 2025

(59)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 27, 2025

(60)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on July 18, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: October 31, 2025	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: October 31, 2025	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)