Form 10-Q/A
period 2025-09-30
ABVC BIOPHARMA, INC.
filed 2026-03-03
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

As of March 3, 2026, there were 25,440,407 shares of common stock, par value per share $0.001, issued and outstanding.

Explanatory Note

General

ABVC BioPharma, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q/A (the “Amendment”) for the quarter ended September 30, 2025, which was originally filed on November 3, 2025 (the “Original Filing”). This Amendment restates certain financial information, management’s discussion and analysis, and related footnote disclosures in the Company’s previously issued unaudited quarterly financials (collectively, the “Previously Issued Financial Statements”).

Except as described above, this Amendment does not amend, update or change any other item or disclosure in the Original Filing and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken to amend, update or change any information contained in the Original Filing to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.

Background on Restatement

On February 25, 2026, the Company’s management concluded that the Company’s Previously Issued Financial Statements should be restated and no longer relied upon due to inappropriate revenue recognition, and the inconsistent application of fair value measurement of the acquired land.

During the three months ended September 30, 2025, the Company received $595,950 and $200,000 in cash from OncoX and ForSeeCon, respectively, and recognized licensing revenues accordingly. Subsequently at the time of preparing the annual financial statements for the year ended December 31, 2025, management realized that the funds paid by OncoX and ForSeeCon were either partially or fully borrowed from BioFirst, the Company’s related party, as well as an investee over which the Company has significant influence. Management considered that since the Company has certain balances due from Biofirst as of September 30, 2025, the funds received from OncoX and ForSeeCon, in the amounts of $560,000 and $200,000, respectively, may have indirectly come from the Company. Therefore, such cash receipts should not be recognized as revenue according to the licensing agreement and ASC 606. As a result, the Company reversed the revenue recognized from Oncox and from ForSeeCon in the amount of $560,000 and $200,000, respectively, as a total of $760,000, against the balance due from related party – BioFirst. Of the total consideration received, $35,950 was sourced from OncoX’s existing operating funds rather than from a qualifying fundraising event. Because the licensing agreement requires that payments be funded exclusively from the proceeds of OncoX’s next financing round, this amount does not satisfy the contractual conditions for payment under the arrangement. As a result, we derecognized $35,950 in revenue and reclassified it as a balance due to OncoX. The total amount of revenue reversed was aggregate $795,950.

On July 15, 2025, the Company entered into a definitive agreement with one of its directors Shuling Jiang (“Shuling”), pursuant to which Shuling was to transfer the ownership of certain land she owns, with estimated fair value of $3,857,975, located at Taoyuan City, Taiwan, to the Company. Historically, management concluded that the fair value of the land acquired, as determined by an independent third-party real estate appraisal, was more clearly evidenced than the fair value of the unlisted equity instruments issued. Therefore, the Company originally recorded the asset based on the appraised value of the land. The Company subsequently determined that the fair value of the equity consideration that derived primarily from the Company’s publicly quoted stock price is in fact, the more clearly evidenced and a more reliable measure of fair value.

As approved at the last annual shareholder meeting, the Company shall pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Based on the public market price of the Company’s common stock on June 3, 2025, and the fair value of the warrants issued in this transaction, based on the Black-Scholes valuation model, the Company concluded that the value of the land acquired should be $4,656,461, resulting in an increase of $798,486 in the recognized cost of the land.

The financial information that had been previously filed or otherwise reported for the Previously Issued Financial Statements is superseded by the information in this Form 10-Q/A and should no longer be relied upon. Similarly, any previously issued or filed reports, earnings releases, and investor presentations or other communications describing the Company’s financial statements and other related financial information covering the Previously Issued Financial Statement should no longer be relied upon.

Refer to Note 2, Note 5, and Note 10.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	F-1

Item 1.	Financial Statements (Unaudited)	F-1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 (Restated) and December 31, 2024	F-1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 (Restated) and 2024 (Restated)	F-2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2025 (Restated) and 2024 (Restated)	F-3
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 (Restated) and 2024 (Restated)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		31

i

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (this “Report”) contains “forward-looking statements” which discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2025 (Restated)	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$192,068	$248,382
Restricted cash	661,843	615,433
Inventories	11,460	-
Due from related parties	1,934,197	1,155,051
Short-term investments	65,175	64,736
Prepaid expense and other current assets	447,280	96,213
Total Current Assets	3,312,023	2,179,815

Property and equipment, net	12,854,128	511,088
Operating lease right-of-use assets	369,135	640,387
Long-term investments	2,745,194	2,258,754
Prepayment for long-term investments	1,124,842	1,124,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	117,017	133,121
Total Assets	$21,214,239	$7,539,907

LIABILITIES AND EQUITY
Current Liabilities
Short-term loans	$809,103	$840,252
Accrued expenses and other current liabilities	3,991,414	3,509,422
Contract liabilities	81,115	81,115
Taxes payables	6,170	-
Operating lease liabilities	199,335	403,581
Due to related parties	1,236,996	773,045
Convertible notes payable – third parties, net	68,791	950,046
Convertible notes payable – related party	150,000	-
Total Current Liabilities	6,542,924	6,557,461

Tenant security deposit	12,000	21,680
Operating lease liability – non-current	164,072	236,807
Total Liabilities	6,718,996	6,815,948
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 24,190,340 and 13,868,484 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	24,190	13,868
Stock to be issued	636,500	31,040
Additional paid-in capital	93,913,475	78,595,065
Accumulated deficit	(74,091,367)	(68,949,807)
Accumulated other comprehensive income	487,048	445,665
Treasury stock	(8,909,691)	(8,909,691)
Total Stockholders’ equity	12,060,155	1,226,140
Noncontrolling interest	2,435,088	(502,181)
Total Equity	14,495,243	723,959

Total Liabilities and Equity	$21,214,239	$7,539,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30		Nine Months Ended September 30
	2025 (Restated)	2024 (Restated)	2025 (Restate)	2024 (Restated)
Revenues	$-	$389,276	$-	$507,623

Cost of revenues	-	296	-	763

Gross (loss) profit	-	388,980	-	506,860

Operating expenses
Selling, general and administrative expenses	798,253	557,596	2,103,718	1,949,865
Research and development expenses	29,890	37,825	92,027	147,292
Stock-based compensation	1,136,217	95,875	2,756,603	2,410,381
Total operating expenses	1,964,360	691,296	4,952,348	4,507,538

Loss from operations	(1,964,360)	(302,316)	(4,952,348)	(4,000,678)

Other income (expense)
Interest income	47,287	44,261	85,497	75,451
Interest expense	(30,959)	(220,429)	(383,339)	(609,184)
Operating sublease income	29,680	36,000	53,680	36,478
Gain (loss) on foreign exchange	(112,553)	30,429	13,683	26,284
Loss on investment in equity securities	(54,235)	(67,885)	(150,029)	(146,942)
Other income (expenses)	2,194	(7,136)	(3,486)	45,542
Total other income (expenses)	(118,586)	(184,760)	(383,994)	(572,371)

Loss before provision income tax	(2,082,946)	(487,076)	(5,336,342)	(4,573,049)

Provision for income tax expense	527	355	24,154	(110,539)

Net loss	(2,083,473)	(487,431)	(5,360,496)	(4,462,510)

Net loss attributable to noncontrolling interests	(41,010)	(92,662)	(218,936)	(291,206)

Net loss attributed to ABVC and subsidiaries	(2,042,463)	(394,769)	(5,141,560)	(4,171,304)
Foreign currency translation adjustment	3,236	24,423	41,383	(52,474)
Comprehensive loss	$(2,039,227)	$(370,346)	$(5,100,177)	$(4,223,778)

Net loss per share:
Basic and diluted	$(0.09)	$(0.03)	$(0.28)	$(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	23,256,590	12,405,261	18,567,480	11,164,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2025 (Restated)	2024 (Restated)
Cash flows from operating activities
Net loss	$(5,360,496)	$(4,462,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,539	21,605
Stock-based compensation	2,756,603	2,410,381
Other non-cash expenses	343,242	575,470
Loss on investment in equity securities	150,029	146,942
Amortization of right-of-use asset	271,252	301,624
Changes in operating assets and liabilities:
Inventories	(11,460)	-
Prepaid expenses and other current assets	(76,067)	278,733
Due from related parties	(205,299)	(10,635)
Accrued expenses and other current liabilities	(10,384)	41,949
Tenant security deposit	(4,865)	4,000
Taxes payables	6,170	(112,946)
Operating lease liabilities	(276,981)	(301,624)
Net cash used in operating activities	(2,398,717)	(1,107,011)

Cash flows from investing activities
Loan to affiliates	(1,319,352)	(456,789)
Prepayment from related parties	145,637	-
Transaction costs for land acquisition	(5,421)	-
Net cash used in investing activities	(1,179,136)	(456,789)

Cash flows from financing activities
Proceeds from private placements	2,777,120	164,772
Proceeds from issuance of warrants	-	394,071
Proceeds from exercise of warrants	991,366	737,500
Proceeds from convertible notes payable	9,010	282,095
Repayment of convertible notes payable	(277,284)	(179,125)
Proceeds from convertible notes payable - related party	150,000	-
Proceeds from short-term loans	-	30,000
Repayment of short-term loans	(90,281)	-
Due to related parties, net	-	215,634
Net cash provided by financing activities	3,559,931	1,644,947

Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,018	(28,054)

Net decrease in cash and cash equivalents and restricted cash	(9,904)	53,093

Cash and cash equivalents and restricted cash
Beginning	863,815	716,780
Ending	$853,911	$769,873

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$22,078	$59,519
Income taxes paid	$2,013	$25,863

Non-cash investing and financing activities
Issuance of common stock for conversion (repayment) of debt	$463,847	$604,222
Issuance of subsidiary’s commons stock to acquire the control of the land	$7,670,000	$-
Conversion of convertible note due from related parties to equity investment	$563,819	$-
Issuance of common stock and stock warrants in the land acquisition	$4,156,461	$-
Assuming loan in the land acquisition	$500,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional			Treasury Stock			Stockholders’
	Number of’ shares	Amounts	Subscribed stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Non controlling Interest	Equity (Deficit)
Balance at December 31, 2023 (Restated)	7,940,298	$7,940	$-	$73,978,380	$(64,046,929)	$516,387	(26,553)	$(8,901,668)	$(300,637)	$1,253,473
Issuance of common shares for Lind CN	1,305,303	1,306	-	602,916	-	-	-	-	-	604,222
Issuance of subsidiaries’ common shares for consulting service	-	-	-	225,690	-	-	-	-	157,810	383,500
Issuance of pre-funded warrant	-	-	-	394,071	-	-	-	-	-	394,071
Issuance of common shares for acquiring of Property	703,496	703	-	-	-	-	(703,496)	(703)	-	-
Stock based compensation for employees	1,302,726	1,303	-	1,934,452	-	-	-	-	-	1,935,755
Share based payment	459,522	460	-	378,182	-	-	-	-	-	378,642
Issuance of common shares for exercise of warrants	1,000,000	1,000	-	736,500	-	-	-	-	-	737,500
Decrease in ownership of subsidiary due to share issuance	-	-	-	4,786	-	-	-	-	(4,786)	-
Stock Subscription received	-	-	31,040	-	-	-	-	-	133,732	164,772
Net loss for the period	-	-	-	-	(4,171,304)	-	-	-	(291,206)	(4,462,510)
Cumulative transaction adjustments	-	-	-	-		(52,474)	-	-	-	(52,474)
Balance at September 30, 2024 (Restated)	12,711,345	$12,712	$31,040	$78,254,977	$(68,218,233)	$463,913	(730,049)	$(8,902,371)	$(305,087)	$1,336,951

Balance at June 30, 2024 (Restated)	12,051,823	$12,052	$31,040	$78,029,455	$(67,823,464)	$439,490	(730,049)	$(8,902,371)	$(246,157)	$1,540,045
Issuance of common shares for repayment of convertible notes	400,000	400	-	34,140	-	-	-	-	-	34,540
Share based payment	259,522	260	-	191,382	-	-	-	-	-	191,642
Stock Subscription received	-	-	-	-		-	-	-	33,732	33,732
Net loss for the period	-	-	-	-	(394,769)	-	-	-	(92,662)	(487,431)
Cumulative transaction adjustments	-	-	-	-		24,423	-	-	-	24,423
Balance at September 30, 2024 (Restated)	12,711,345	$12,712	$31,040	$78,254,977	$(68,218,233)	$463,913	(730,049)	$(8,902,371)	$(305,087)	$1,336,951

	Common Stock			Additional			Treasury Stock			Stockholders’
	Number of shares	Amounts	Subscribed stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Non controlling Interest	Equity (Deficit)
Balance at December 31,2024 (Restated)	13,868,484	$13,868	$31,040	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959
Issuance of common shares for Lind CN Repayment	1,336,239	1,336	-	462,511	-	-	-	-	-	463,847
Issuance of common shares for exercise of warrants	1,745,418	1,746	-	989,620	-	-	-	-	-	991,366
Issuance of common shares in private offerings	3,083,612	3,084	(31,040)	2,805,076	-	-	-	-	-	2,777,120
Stock-based compensation	2,121,451	2,121	636,500	2,392,982	-	-	-	-	-	3,031,603
Acquisition of control of acquired land	-	-	-	4,513,795	-	-	-	-	3,156,205	7,670,000
Acquisition of land in Taiwan	2,035,136	2,035	-	4,154,426	-	-	-	-	-	4,156,461
Net loss	-	-	-	-	(5,141,560)	-	-	-	(218,936)	(5,360,496)
Cumulative transaction adjustments	-	-	-	-	-	41,383	-	-	-	41,383
Balance at September 30, 2025 (Restated)	24,190,340	$24,190	$636,500	$93,913,475	$(74,091,367)	$487,048	(730,641)	$(8,909,691)	$2,435,088	$14,495,243

Balance at June 30, 2025	19,533,416	$19,533	$1,090,308	$86,378,577	$(72,048,904)	$483,812	(730,641)	$(8,909,691)	$2,476,098	$9,489,733
Issuance of common shares for Lind CN Repayment	136,239	136	-	199,864	-	-	-	-	-	200,000
Issuance of common shares for exercise of warrants	716,251	717	-	578,982	-	-	-	-	-	579,699
Issuance of common shares in private offerings	517,055	517	(201,040)	938,893	-	-	-	-	-	738,370
Stock-based compensation	1,252,243	1,252	(252,768)	1,662,733	-	-	-	-	-	1,411,217
Acquisition of control of acquired land	2,035,136	2,035	-	4,154,426	-	-	-	-	-	4,156,461
Net loss	-	-	-	-	(2,042,463)	-	-	-	(41,010)	(2,083,473)
Cumulative transaction adjustments	-	-	-	-	-	3,236	-	-	-	3,236
Balance at September 30, 2025 (Restated)	24,190,340	$24,190	$636,500	$93,913,475	$(74,091,367)	$487,048	(730,641)	$(8,909,691)	$2,435,088	$14,495,243

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

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flow. For the nine months ended September 30, 2025, the Company reported net loss of $5,360,496. As of September 30, 2025, the Company’s working capital deficit was $3,230,901. In addition, the Company had net cash outflows of $2,398,717 from operating activities for the nine months ended September 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

Restatement Background and Explanation – September 30, 2025

On February 25, 2026, the Company’s management concluded that the Company’s Previously Issued Financial Statements should be restated and no longer relied upon due to inappropriate revenue recognition, and the inconsistent application of fair value measurement of the acquired land.

During the three months ended September 30, 2025, the Company received $595,950 and $200,000 in cash from OncoX and ForSeeCon, respectively, and recognized licensing revenues accordingly. Subsequently at the time of preparing the annual financial statements for the year ended December 31, 2025, management realized that the funds paid by OncoX and ForSeeCon were either partially or fully borrowed from BioFirst, the Company’s related party, as well as an investee over which that the Company has significant influence. Management considered that since the Company has certain balances due from Biofirst as of September 30, 2025, the funds received from OncoX and ForSeeCon, in the amounts of $560,000 and $200,000, respectively, may have indirectly come from the Company. Therefore, such cash receipts should not be recognized as revenue according to the licensing agreement and ASC 606. As a result, the Company reversed the revenue recognized from Oncox and from ForSeeCon in the amount of $560,000 and $200,000, respectively, as a total of $760,000, against the balance due from related party – BioFirst. Of the total consideration received, $35,950 was sourced from OncoX’s existing operating funds rather than from a qualifying fundraising event. Because the licensing agreement requires that payments be funded exclusively from the proceeds of OncoX’s next financing round, this amount does not satisfy the contractual conditions for payment under the arrangement. As a result, we derecognized $35,950 in revenue and reclassified it as a balance due to OncoX. The total amount of revenue reversed was aggregate $795,950.

On July 15, 2025, the Company entered into a definitive agreement with Shuling, pursuant to which Shuling shall transfer the ownership of certain land she owns, with estimated fair value of $3,857,975, located at Taoyuan City, Taiwan, to the Company. Historically, management concluded that the fair value of the land acquired, as determined by an independent third-party real estate appraisal, was more clearly evident than the fair value of the unlisted equity instruments issued. Therefore, the Company originally recorded the asset based on the appraised value of the land. The Company subsequently determined that the fair value of the equity consideration that derived primarily from the Company’s publicly quoted stock price is in fact, the more clearly evident and reliable measure of fair value.

As approved at the last annual shareholder meeting, the Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Based on the public market quote of the Company’s common stocks, and the fair value of the warrants issued in this transaction, based on the Black-Scholes valuation model, the Company concluded that the value of the land acquired should be $4,656,461, resulting in an increase of $798,486 in the recognized cost of the land.

Impact of the Restatement to the September 30, 2025 interim financial statements

	September 30, 2025
Unaudited Condensed Consolidated Balance Sheets	As Reported	Adjustments	As Restated
Due from related parties	$2,694,743	$(760,546)	$1,934,197
Current Assets	4,072,569	(760,546)	3,312,023
Property and equipment, net	12,055,642	798,486	12,854,128
Total Assets	21,176,299	37,940	21,214,239

Due to related parties	$1,201,592	$35,404	$1,236,996
Current Liabilities	6,507,520	35,404	6,542,924
Total Liabilities	6,683,592	35,404	6,718,996
Additional paid-in capital	93,114,989	798,486	93,913,475
Accumulated deficit	(73,295,417)	(795,950)	(74,091,367)
Total stockholders’ equity	12,057,619	2,536	12,060,155
Total Equity	14,492,707	2,536	14,495,243
Total Liabilities and Equity	$21,176,299	$37,940	$21,214,239

	Three Months Ended September 30, 2025
Unaudited Condensed Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Revenue	$795,950	$(795,950)	$-
Gross profit	795,950	$(795,950)	$-
Loss from operations	(1,168,410)	(795,950)	(1,964,360)
Loss before income tax	(1,286,996)	(795,950)	(2,082,946)
Net loss	(1,287,523)	(795,950)	(2,083,473)
Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.09)

	Nine Months Ended September 30, 2025
Unaudited Condensed Consolidated Statements of Operations	As Reported	Adjustments	As Restated
Revenue	$795,950	$(795,950)	$-
Gross profit	795,950	$(795,950)	$-
Loss from operations	(4,156,398)	(795,950)	(4,952,348)
Loss before income tax	(4,540,392)	(795,950)	(5,336,342)
Net loss	(4,564,546)	(795,950)	(5,360,496)
Basic and diluted net loss per common share	$(0.23)	$(0.04)	$(0.28)

	Nine Months Ended September 30, 2025
Unaudited Condensed Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Net loss	$(4,564,546)	$(795,950)	$(5,360,496)
Due from related parties	(169,796)	(35,503)	(205,299)
Net cash used in operating activities	(1,567,264)	(831,453)	(2,398,717)
Loan to related parties	(2,079,352)	760,000	(1,319,352)
Net cash used in investing activities	(1,939,136)	795,950	(1,179,136)
Due to related parties	(71,453)	71,453	-
Net cash provided by financing activities	3,488,478	71,453	3,559,931
Issuance of common stock and warrants in the land acquisition	$3,357,975	$798,486	$4,156,461

Restatement Background and Explanation – September 30, 2024

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

Error Correction

The Company evaluates errors identified in previously issued financial statements in accordance with ASC 250, Accounting Changes and Error Corrections, as well as the SEC’s guidance in SAB No. 99 and SAB No. 108. Errors are assessed individually and in the aggregate to determine materiality, considering both quantitative and qualitative factors. Material errors are corrected by restating the previously issued financial statements, while immaterial errors are corrected in the current period. The Company quantifies the effects of identified errors using both the rollover and iron curtain methods and records adjustments based on the method that results in the greater correction required.

Reclassifications

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

For the nine months ended September 30, 2025, the Company did not generate any revenue.

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

The Company currently has one reportable segment, and assets are reviewed on a consolidated basis. As such, segmental data is not provided.

The following tables present revenue and gross profit information for each of our only reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$-	$389,276	$-	$507,623
Cost of revenues	-	296	-	763
Segment Gross (loss) profit	-	388,980	-	506,860

Depreciation Expense	$5,821	$7,013	$19,539	$21,605

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Restated)	(Restated)	(Restated)	(Restated)
Segment Gross (loss) profit	$-	$388,980	$-	$506,860
Less:
Selling, general and administrative expenses	798,253	557,596	2,103,718	1,949,865
Research and development expenses	29,890	37,825	92,027	147,292
Stock-based compensation	1,136,217	95,875	2,756,603	2,410,381
Add (Less):
Interest income	47,287	44,261	85,497	75,451
Interest expense	(30,959)	(220,429)	(383,339)	(609,184)
Operating sublease income	29,680	36,000	53,680	36,478
Gain (loss) on foreign exchange changes	(112,553)	30,429	13,683	26,284
Loss on investment in equity securities	(54,235)	(67,885)	(150,029)	(146,942)
Other income (expenses), net	2,194	(7,136)	(3,486)	45,542
Loss before provision income tax	$(2,082,946)	$(487,076)	$(5,336,342)	$(4,573,049)

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

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the three and nine months ended September 30, 2025, the Company did not receive any payments. During the three and nine months ended September 30, 2024, the Company received in cash and recognized revenue of $180,000 and $296,000, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the three and nine months ended September 30, 2025, the Company did not receive any payments. During the three and nine months ended September 30, 2024, the Company received in cash and recognized revenue of $200,000 and $200,000, respectively. pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain.

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

5. PROPERTY AND EQUIPMENT, AND PREPAMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has two pieces of land, offices and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Land	$12,696,409	$338,966
Buildings and leasehold improvements	2,227,803	2,219,244
Machinery and equipment	1,139,014	1,131,169
Office equipment	175,315	163,448
	16,238,541	3,852,827
Less: accumulated depreciation	(3,384,413)	(3,341,739)
Property and equipment, net	$12,854,128	$511,088

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

As discussed in the Note 2, historically, management concluded that the fair value of the land acquired, as determined by an independent third-party real estate appraisal, was more clearly evident than the fair value of the unlisted equity instruments issued. Therefore, the Company originally recorded the asset based on the appraised value of the land. The Company subsequently determined that the fair value of the equity consideration that derived primarily from the Company’s publicly quoted stock price is in fact, the more clearly evident and reliable measure of fair value.

The Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Based on the public market quote of the Company’s common stocks, and the fair value of the warrants issued in this transaction, based on the Black-Scholes valuation model, calculated to be $798,486, the Company concluded that the value of the land acquired should be $4,656,461, resulting in an increase of $798,486 in the recognized cost of the land.

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

Revenues – related parties

During the three and nine months ended September 30, 2025, the Company did not receive any payment pursuant to the licensing agreement and related amendment with FEYE and OncoX. During the three and nine months ended September 30, 2024, the Company received $180,000 and $296,000, respectively, pursuant to the licensing agreement and related amendment with FEYE, and recognized $180,000 and $296,000 of revenue in the periods ended September 30, 2024. Please refer to Note 4, Collaborative Agreements for details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OncoX	$-	$200,000	$-	$200,000
FEYE	-	180,000	-	296,000
Total	$-	$380,000	$-	$496,000

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

Due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	September 30,	December 31,
	2025	2024
Rgene (1)	$2,421	$565,711
BioFirst (2)	1,931,776	589,340
Total	$1,934,197	$1,155,051

Due from related parties- non-current, net

	September 30,	December 31,
	2025	2024
BioFirst (Australia) (3)	$839,983	$839,983
BioHopeKing Corporation (4)	118,633	120,210
Total	958,616	1,014,193
Less: allowance for expected credit losses accounts	(958,616)	(1,014,193)
Net	$-	$-

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

During the preparation of the 2025 annual financial statements, the Company discovered that OncoX and ForSeeCon borrowed $560,000 and $200,000, respectively, from BioFirst and made license agreement payments to the Company. As discussed in Note 2, the Company reversed the revenue recognized, and the return of such funds payable to OncoX and ForSeeCon is deemed to be the cancellation of the loan to BioFirst. As a result, the balance of due from BioFirst was reduced by $760,000 to $1,931,776 from $2,691,776, accordingly. Of the total consideration $795,950 received, $35,950 was sourced from OncoX’s existing operating funds rather than from a qualifying fundraising event. Because the licensing agreement requires that payments be funded exclusively from the proceeds of OncoX’s next financing round, this amount does not satisfy the contractual conditions for payment under the arrangement. As a result, we derecognized $35,950 in revenue and reclassified it as a balance due to OncoX. The total amount of revenue reversed was aggregate $795,950.

The balance of $1,073 is due to daily operations. The funds were used to support ongoing research, facility construction, and regulatory work required for the Vitargus GMP pilot plant at the Hsinchu Biomedical Science Park.

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

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2025	2024
AiBtl Holding (1)	$348,194	$348,219
The Jiangs (2)	579,846	274,170
Shareholders (3)	152,848	142,130
Lion Art Promotions Inc (4)	120,704	-
OncoX (5)	35,404
Directors (6)	-	8,526
Total	$1,236,996	$773,045

(1)	On April 11, 2024, May 10, 2024, August 15, 2024, and December 24, 2024, AiBtl received short-term loans from its founding shareholder, AiBtl Holding, for the principal amounts of $40,000, $60,000, $33,732, and $214,487, respectively, for the purpose of daily operations. These loans do not bear interest and are payable on demand.

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

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purposes. The advances bear an interest rate around 12% per annum. As of September 30, 2025 and December 31, 2024, the outstanding principal and accrued interest was $152,848 and $142,130, respectively. Interest expenses in connection with these loans were $5,106 and $11,836 for the three months ended September 30, 2025 and 2024, respectively, and were $15,318 and $21,973 for the nine months ended September 30, 2025 and 2024, respectively.

(4)	Accrued consulting services fee as of September 30, 2025 and December 31, 2024, respectively.

(5)	Payment to be returned to Oncox due to the payment does not meet the licensing contract agreement.

(6)	As of September 30, 2025 and December 31, 2024, due to Directors were $0 and $8,526, respectively, were related to the daily operating expenses since inception in 2023 paid by the Directors of AiBtl on behalf of the entity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (Restated)	2024 (Restated)	2025 (Restated)	2024 (Restated)
Numerator:
Net loss attributable to ABVC’s common stockholders	$(2,042,463)	$(394,769)	$(5,141,560)	$(4,171,304)

Denominator:

Weighted-average shares outstanding – Basic & Diluted	23,256,590	12,405,261	18,567,480	11,164,093

Loss per share -Basic & Diluted	$(0.09)	$(0.03)	$(0.28)	$(0.37)

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

	September 30, 2025	December 31, 2024
ASSETS
Operating lease right-of-use assets	$369,135	$640,387
LIABILITIES
Operating lease liabilities (current)	199,335	403,581
Operating lease liabilities (non-current)	164,072	236,807

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expenses	$120,166	$100,685	$356,662	$199,187

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$73,855	$199,187

	September 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term:
Operating leases	2.64 years	2.48 years

Weighted Average Discount Rate:
Operating leases	2.57%	1.19%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025 (Excluding current period)	$102,474
2026	118,597
2027	55,613
2028	50,888
2029	50,888
Thereafter	-
Total future minimum lease payments, undiscounted	378,460
Less: Imputed interest	(9,325)
Present value of future minimum lease payments	$369,135

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

Except for disclosed above, the Company has assessed all events from September 30, 2025, up through the date that these consolidated financial statements are originally issued, November 3, 2025, and concluded that no subsequent events have occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with ABVC BioPharma, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) condensed unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q/A that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

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

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. For the nine months ended September 30, 2025 and 2024, the Company received $0 and $296,000, respectively, as partial milestone payments and recognized as licensing revenue according to ASC 606.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Licensed Products”), within North America for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed.) 30 days after entering into the Oncox Agreement and $625,000 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. For the nine months ended September 30, 2025 and 2024, the Company received $0 and $200,000 as partial milestone payments and recognized as licensing revenue according to ASC 606.

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

Series A Convertible Preferred Stock

As of September 30, 2025, no Series A Convertible Preferred Stock has been issued by the Company.

NASDAQ Listing

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, on July 10, 2023, Nasdaq granted the Company an extension until August 30, 20203, to comply with Listing Rule 5550(b)(1). On July 31, 2023, the Company issued 300,000 shares of Common Stock and 200,000 pre-funded warrants, at an exercise price of $0.01 per share, in a registered direct offering. Pursuant to this transaction, the stockholders’ equity was increased by $1.75M. On August 1, 2023, $500,000 of Notes were converted at $3.50 per share and the holder received 142,857 shares of Common Stock. As a result of this conversion, the stockholders’ equity increased by $0.5 million. Additionally, on August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock. Accordingly, stockholders’ equity increased by $7.4M. On February 23, 2023, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of Common Stock at an initial conversion price of $1.05 per share, subject to adjustment. On August 24, 2023, the Company started repaying Lind the monthly installments due under the Lind Notes; $308,000 was repaid via the issuance of 176,678 shares of Common Stock (the “Monthly Shares”) at the Redemption Share Price (as defined in the Lind Note) of $1.698 per share. Pursuant to the terms of the Lind Note, Lind increased the amount of the next monthly payment to one million dollars, such that as of September and together with the Monthly Shares, the Company repaid Lind a total of $1 million by September 2023. As a result, the stockholders’ equity increased by an additional $1 million. As a result of the four transactions referenced above, the Company’ estimated that its stockholders’ equity would increase by approximately $10.65 million. On September 6, 2023, Nasdaq issued a letter that the Company is in compliance with Rule 5550(b)(1), but noted that if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting.

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

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. For the nine months ended September 30, 2025 and 2024, the Company received $0 and $296,000, respectively, as partial milestone payments and recognized as licensing revenue according to ASC 606.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. For the nine months ended September 30, 2025, the Company did not receive any payment. For the nine months ended September 30, 2024, the Company received $200,000 as partial milestone payments and recognized as licensing revenue according to ASC 606.

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

September 2025 Restatement of Consolidated Financial Statements

On February 25, 2026, the Company’s management concluded that the Company’s Previously Issued Financial Statements should be restated and no longer relied upon due to inappropriate revenue recognition, and the inconsistent application of fair value measurement of the acquired land.

During the three months ended September 30, 2025, the Company received $560,000 and $200,000 in cash from OncoX and ForSeeCon, respectively, and recognized licensing revenues accordingly. Subsequently at the time of preparing the annual financial statements for the year ended December 31, 2025, management realized that the funds paid by OncoX and ForSeeCon were either partially or fully borrowed from BioFirst, the Company’s related party, as well as an investee over which that the Company has significant influence. Management considered that since the Company has certain balances due from Biofirst as of September 30, 2025, the funds received from OncoX and ForSeeCon may indirectly come from the Company. Therefore, such cash receipts should not be recognized as revenue according to the licensing agreement and ASC 606. As a result, the Company reversed the revenue recognized from Oncox and from ForSeeCon in the amount of $560,000 and $200,000, respectively, as a total of $760,000, against the balance due from related party – BioFirst. Of the total consideration received, $35,950 was sourced from OncoX’s existing operating funds rather than from a qualifying fundraising event. Because the licensing agreement requires that payments be funded exclusively from the proceeds of OncoX’s next financing round, this amount does not satisfy the contractual conditions for payment under the arrangement. As a result, we reversed the total recognized revenue in the amount of $795,950.

On July 15, 2025, the Company entered into a definitive agreement with one of its directors Shuling Jiang (“Shuling”), pursuant to which Shuling was to transfer the ownership of certain land she owns, with estimated fair value of $3,857,975, located at Taoyuan City, Taiwan, to the Company. Historically, management concluded that the fair value of the land acquired, as determined by an independent third-party real estate appraisal, was more clearly evidenced than the fair value of the unlisted equity instruments issued. Therefore, the Company originally recorded the asset based on the appraised value of the land. The Company subsequently determined that the fair value of the equity consideration that derived primarily from the Company’s publicly quoted stock price is in fact, the more clearly evidenced and a more reliable measure of fair value.

As approved at the last annual shareholder meeting, the Company shall pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Based on the public market price of the Company’s common stock on June 3, 2025, and the fair value of the warrants issued in this transaction, based on the Black-Scholes valuation model, the Company concluded that the value of the land acquired should be $4,656,461, resulting in an increase of $798,486 in the recognized cost of the land.

2023 Year End Restatement of Consolidated Financial Statements

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

For further details about the impact of the 2023 Restatement, please see the Notes to the Company’s financial statements for the year ended December 31, 2024, included in its Annual Report on Form 10-K that was filed with the SEC on April 15, 2025. After discussing the issue with Simon & Edward, LLP (“S&E”), the Company’s management determined that the Company is not required to file an amendment to the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended September 30,
	2025 (Restated)	2024 (Restated)	Increase (Decrease)%
Revenue	$-	$389,276	$(389,276)	-100%
Gross Profits	$-	$388,980	$(388,980)	-100%
Operating Expenses	$1,964,360	$691,296	$1,273,064	184%
Loss from Operations	$(1,964,360)	$(302,316)	$(1,662,044)	550%
Other Income (Expense)	$(118,586)	$(184,760)	$66,174	-36%
Interest Income (Expense), Net	$16,328	$(176,168)	$192,496	-109%
Net (Loss)	$(2,083,473)	$(487,431)	$(1,596,042)	327%

Revenues We generated $0 and $389,276 in revenues for the three months ended September 30, 2025 and 2024, respectively. We did not have any revenue recognized in 2025, and we only received milestone payments from ForSeeCon in the same period of 2024.

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

Net Loss As a result of the above factors, our net loss was $2,083,473 for the three months ended September 30, 2025 compared to $487,431 for the three months ended September 30, 2024, representing an increase of $1,596,042, or 327%.

Results of Operations - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024.

The following table presents, for the nine months indicated, our unaudited consolidated statements of operations information.

	Nine Months Ended September 30,
	2025 (Restated)	2024 (Restated)	Increase (Decrease)%
Revenue	$-	$507,623	$(507,623)	-100%
Gross Profits	$-	$506,860	$(506,860)	-100%
Operating Expenses	$4,952,348	$4,507,538	$444,810	10%
Loss from Operations	$(4,952,348)	$(4,000,678)	$(915,670)	23%
Other Income (Expense)	$(383,994)	$(572,371)	$188,377	-33%
Interest (Expense), Net	$(297,842)	$(533,733)	$235,891	-44%
Net (Loss)	$(5,360,496)	$(4,462,510)	$(897,986)	20%

Revenues. We generated $0 and $507,623 in revenues for the nine months ended September 30, 2025 and 2024, respectively. We only received milestone payments from ForSeeCon in the same period of 2024.

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

Net Loss As a result of the above factors, our net loss was $5,360,496 for the nine months ended September 30, 2025 compared to $4,462,510 for the nine months ended September 30, 2024, representing a decrease of $897,986, or 20%.

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

As discussed in the Note 2, historically, management concluded that the fair value of the land acquired, as determined by an independent third-party real estate appraisal, was more clearly evident than the fair value of the unlisted equity instruments issued. Therefore, the Company originally recorded the asset based on the appraised value of the land. The Company subsequently determined that the fair value of the equity consideration that derived primarily from the Company’s publicly quoted stock price is in fact, the more clearly evident and reliable measure of fair value.

The Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Based on the public market quote of the Company’s common stocks, and the fair value of the warrants issued in this transaction, based on the Black-Scholes valuation model, calculated to be $798,486, the Company concluded that the value of the land acquired should be $4,656,461, resulting in an increase of $798,486 in the recognized cost of the land.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2025 (Restated)	As of December 31, 2024
	(Unaudited)
Current Assets	$3,312,023	$2,179,815
Current Liabilities	$6,542,924	$6,557,461
Working Capital (Deficit)	$(3,230,901)	$(4,377,616)

Going Concern and Liquidity Consideration

For the nine months ended September 30, 2025, the Company reported net loss of $5,360,496. As of September 30, 2025, the Company’s working capital deficit was $3,230,901. In addition, the Company had net cash outflows of $2,398,717 from operating activities for the nine months ended September 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

	Nine Months Ended September 30,
	2025 (Restated)	2024 (Restated)	Change	%
Cash Flow Used In Operating Activities	$(2,398,717)	$(1,107,011)	$(1,291,706)	117%
Cash Flow Used in Investing Activities	$(1,179,136)	$(456,789)	$(722,347)	158%
Cash Flow Provided by Financing Activities	$3,559,931	$1,644,947	$1,914,984	116%

Cash Flow from Operating Activities

During the nine months ended September 30, 2025 and 2024, the net cash used in operating activities were $2,398,717 and $1,107,011, respectively. The increase was primarily due to the increase in due from related parties. The Company has been strictly control the operating cash outflow, such as making certain payments with shares in lieu of cash, extending vendors’ payment terms, and other initiatives to save the cash burn.

Cash Flow from Investing Activities

During the nine months ended September 30, 2025 and 2024, the main investing activity is the loan of funds to related parties for their operating and research and development needs.

Cash Flow from Financing Activities

During the nine months ended September 30, 2025 and 2024, the net cash provided by financing activities were $3,559,931 and $1,644,947, respectively. The increase in net cash provided by financing activities were primarily due to the proceeds from a series of private offerings, and LIND’s exercise of warrants, offsetting by the repayment in short-term loans and due to related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement, including the current restatement included in this 10-Q/A for the quarter ended September 30, 2025. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

Changes in Internal Control over Financial Reporting

The Company filed its annual report on Form 10-K, which included the 2023 Restatement, on April 15, 2025 and disclosed a restatement regarding the three months ended March 31, 2024 herein. No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, including the significant operating, investing, and financing activities made by our related parties and equity method investees. As of the date of this report, we are working to hire personnel with the requisite technical accounting knowledge to remediate the material weakness as soon as possible.

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

ABVC BioPharma, Inc.

Dated: March 3, 2026	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: March 3, 2026	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)