Form 10-K
period 2025-12-31
ABVC BIOPHARMA, INC.
filed 2026-03-03
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of registrant’s common stock as quoted on the Nasdaq Stock Market as of June 30, 2025 was $37 million.

As of March 3, 2026, the registrant had 25,440,407 shares of common stock outstanding and 0 shares of convertible preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ABVC BioPharma, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

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

“BioKey” means BioKey, Inc. refers to a California corporation and subsidiary of ABVC;

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

Institutions that have or are now conducting phase II clinical trials in partnership with ABVC include:

●	Drug: ABV-1504, Major Depressive Disorder (MDD), Phase II completed. NCE drug Principal Investigators: Charles DeBattista M.D. and Alan F. Schatzberg, MD, Stanford University Medical Center, Cheng-Ta Li, MD, Ph.D – Taipei Veterans General Hospital

●	Drug: ABV-1505, Adult Attention-Deficit Hyperactivity Disorder (ADHD), Phase II Part 1 completed. Principal Investigators: Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine. Phase II, Part 2 clinical study sites include UCSF and 5 locations in Taiwan. The Principal Investigators are Keith McBurnett, Ph.D. and Linda Pfiffner, Ph.D., University of California San Francisco (UCSF), School of Medicine; Susan Shur-Fen Gau, M.D., National Taiwan University Hospital; Xinzhang Ni, M.D. Linkou Chang Gung Memorial Hospital; Wenjun Xhou, M.D.; Kaohsiung Chang Gung Memorial Hospital; Ton-Ping Su, M.D., Cheng Hsin General Hospital; Cheng-Ta Li, M.D., Taipei Veterans General Hospital. Phase II, Part 2 began in the 1st quarter of 2022 at the 5 Taiwan sites. The UCSF site joined the study in the 2nd quarter of 2023. The subjects enrolled in the study has reached the number for interim analysis in December 2023, and the clinical study report was sent to the FDA.

●	Drug: ABV-1601, Major Depression in Cancer Patients, Phase I/II, NCE drug Principal Investigator: Scott Irwin, MD, Ph.D. – Cedars Sinai Medical Center (CSMC). The Company is trying to determine whether they can move into Phase II directly, since there is sufficient safety data from the MDD trial.

●	Medical Device: ABV-1701, Vitargus® in vitrectomy surgery, Phase II Study has been initiated in Australia and Thailand, Principal Investigator: Duangnate Rojanaporn, M.D., Ramathibodi Hospital; Thuss Sanguansak, M.D., Srinagarind Hospital of the two Thailand Sites and Professor/Dr. Matthew Simunovic, Sydney Eye Hospital; Dr. Elvis Ojaimi, East Melbourne Eye Group & East Melbourne Retina. The Phase II study started in the 2nd quarter of 2023, and the company is working on improvements to the Vitargus Product through the new batch of investigational product.

The following trials are expected to begin in the third quarter of 2026:

●	Drug: ABV-1519, Non-Small Cell Lung Cancer treatment, Phase I/II Study in Taiwan, Principal Investigator: Dr. Yung-Hung Luo, M.D., Taipei Veterans General Hospital (TVGH)

●	Drug: ABV-1703, Advanced Inoperable or Metastatic Pancreatic Cancer, Phase II, Principal Investigator: Andrew E. Hendifar, MD – Cedars Sinai Medical Center (CSMC)

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

The BioKey facility comprises a GMP suite, product development area, analytical laboratory, food processing area, caged GMP storage area receiving area and two warehouses. The facility was remodeled in December 2008 and received its first drug manufacturing license in June 2009. ABVC’s current drug manufacturing license allows it to manufacture drug products under IND for human clinical trials until the expiration of the license on December 2, 2024. We are working on upgrading the facility and equipment, so the renewal of licenses is in progress.

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

On December 6, 2021, BioKey entered into a three-year distribution agreement with Define Biotech Co. Ltd. This Taiwan-based pharmaceutical marketing company focuses on selling drugs, dietary supplements, and medical products in the Asia-Pacific region. The agreement grants Define Biotech the exclusive right to distribute this new dietary supplement in China and Taiwan in exchange for the commitment to purchase $3.0 million of the new product over three years. The parties have mutually agreed that the contract auto renewed for another 2 years, through December 6, 2026.

NASDAQ Listing

On July 10, 2024, the Company received a notification letter from the listing qualifications staff (the “Staff”) of Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company had until January 6, 2025, to regain compliance.

On January 9, 2025, the Company received a notification from Nasdaq granting the Company an additional 180 days, until July 7, 2025, to meet the minimum bid price requirement of $1.00 per share, as outlined in the Rule.

On May 13, 2025, the Company received a notification letter (the “Notification Letter”) from Nasdaq notifying the Company that the Staff has determined that the Company has met the Bid Requirement and therefore the matter is closed. Accordingly, no reverse stock split is necessary at this time.

On April 24, 2025, the Company received a letter from the Staff informing the Company that, as reported in its Annual Report on Form 10-K for the year ended December 31, 2024, because its stockholders’ equity was $723,959, as of April 23, 2025, it did not meet the alternatives of market value of listed securities or net income from continuing operations, and it no longer complied with Listing Rule 5550(b)(1) (“Rule 5550”). The Company had 45 calendar days to submit a plan to the Staff to regain compliance. If the plan wass accepted, the Company was eligible to receive an extension of up to 180 calendar days from the date of the letter, or until October 21, 2025, to evidence compliance.

On April 30, 2025, the Company reported that it received a letter from the Staff informing it that, as reported in its Annual Report on Form 10-K for the year ended December 31, 2024, because its stockholders’ equity was $723,959, as of April 23, 2025, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, and it no longer complied with Listing Rule 5550.

On May 5, 2025, the Company received a notification letter from Nasdaq notifying the Company that the Staff has determined that based on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which evidenced stockholders’ equity of $7,956,295, the Company complies with Listing Rule 5550 and the matter is closed.

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

The Phase II Part II study with its clinical protocol entitled “A Phase II Tolerability and Efficacy Study of PDC-1421 Treatment in Adult Patients with Attention-Deficit Hyperactivity Disorder (ADHD), Part II” is a randomized, double-blind, placebo-controlled, parallel three-groups with a maximum 99 subjects to be enrolled. This study was started at five Taiwan medical centers beginning in April 2022. The University of California, San Francisco site was initiated in the 2nd quarter of 2023.  The subjects enrolled in the study has reached the number for interim analysis (69 subjects) in 2023 December, and the interim analysis of the study is now in progress with the clinic study report submitted to the FDA.

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

For the Phase II trial of ABV-1601, ABVC plans to recruit a maximum number of 54 cancer patients with depression, to whom ABVC intends to administer ABV-1601 oral capsules. ABVC is engaging the Principal Investigator at Cedars-Sinai Medical Center in the U.S. which designed a randomized, double-blind dose escalation study with a comparator-controlled group to assess the efficacy and safety profile of ABV-1601, primarily against Montgomery-Åsberg Depression Rating Scale (MADRS) total score. The primary endpoint of the Phase II trial is a change in MADRS, Hospital Anxiety and Depression Scale (HADS), subscales (HADS-A and HADS-D), and Clinical Global Impression Scale (CGI) total scores from baseline in patients taking PDC-1421 compared to the comparator. As of the date of this report, Part I of Phase II clinical protocol, which is an open trial, has been approved by the Cedars-Sinai Medical Center IRB Committee. This study will be initiated around the end of 2026.

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

The Company expects to begin Phase II clinical trials of ABV-1702 in the fourth quarter of 2026 and is actively looking for qualified principal investigators and an appropriate site for the study; therefore, the timing cannot be guaranteed.

2.	ABV-1703 to treat Pancreatic Cancer

ABVC developed a new indication for pancreatic cancer from maitake extract, named ABV-1703, and licensed it to Rgene to prepare its IND application with the FDA. On August 25, 2017, the FDA approved ABV-1703’s Phase II trial. According to the ABVC-Rgene Co-development Agreement, ABVC is responsible for coordinating and conducting the clinical trials of ABV-1703 globally and Rgene is responsible for preparing the related FDA applications. As of the date of this report, we are engaging Cedars-Sinai Medical Center in the U.S. to conduct the Phase II clinical trial and plan to initiate the Phase II trial in 2026. We plan to submit ABV-1703’s Phase II clinical trial IND to the Taiwan FDA after we commence the clinical trials in the United States.

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

By June 1, 2017, the Company had delivered all research, technical, and development data to Rgene. Since both Rgene and the Company are related parties, the Company recorded the total amount of $3.0 million in connection with the Co-Dev Agreement as additional paid-in capital during the year ended September 30, 2017. During the year ended December 31, 2017, the Company received $450,000 in cash. On December 24, 2018, the Company received the remaining balance of $2,550,000 in the form of newly issued shares of Rgene’s Common Stock, at the price of NT$50 (approximately equivalent to $1.60 per share), for an aggregate number of 1,530,000 shares, which accounted for equity method long-term investment as of December 31, 2018. During the year ended December 31, 2018, the Company recognized an investment loss of $549. On December 31, 2018, the Company determined to entirely write off this investment based on the Company’s assessment of the severity and duration of the impairment, and qualitative and quantitative analysis of the operating performance of the investee, adverse changes in market conditions and the regulatory or economic environment, changes in operating structure of Rgene, additional funding requirements, and Rgene’s ability to remain in business. All projects that have been initiated will be managed and supported by the Company and Rgene.

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

Under the terms of the Service Agreement, BioKey is eligible to receive payments totaling up to $3.0 million over three years with each payment amount to be determined by certain regulatory milestones obtained during the agreement period. Through a series of transactions over the years, the Company and Rgene have co-developed the three drug products covered by the Service Agreement and the Company acquired 26.65% of Rgene’s outstanding common shares since 2018 through these multiple collaborative agreements.

The Company entered a convertible loan agreement with Rgene in 2022 and has been working with Rgene to obtain approval for the Company to exercise the conversion from Department of Investment Review in Taiwan, a government agency reviews foreign investors conducting investment in Taiwan. In May 2024, the conversion request for the conversion was approved, but the Company was not informed by Rgene until April 2025. After the conversion, the Company owns 37% of outstanding shares of Rgene,

Rgene has further agreed, effective July 1, 2022, to provide the Company with a seat on Rgene’s Board of Directors until the loan is repaid in full. The Company nominated Dr. Jiang, its Chief Strategy Officer and Director, who owns 12.8% of our common stock as of the date hereof, to occupy that seat on Rgene’s Board of Directors. For more information about the Service Agreement and Note, please refer to the current reports on Form 8-K filed on June 21, 2022.

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

Intellectual Property

The new drug candidates depend on or are the subject of the following patents and patent applications.

No.	Status	Patent No.	Patent Starting Date	Patent Expiration Date	Patent Name	Territory	Patent Owner(1)(2)
1	granted	DE202007003503 U1	8/23/2007	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Germany	MPITDC
2	granted	7531519	5/12/2009	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	The U.S.	MPITDC
3	granted	4620652	11/20/2006	11/19/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Japan	MPITDC
4	granted	I 314453	9/21/2006	9/20/2026	Novel Polygalatenosides and use thereof as an antidepressant agent	Taiwan	MPITDC
5	granted	I389713	3/21/2013	10/13/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	Taiwan	NHRI
6	granted	US 8197849 B2	6/12/2012	8/30/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	The U.S.	NHRI
7	granted	AU 2011/215775 B2	4/17/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Australia	NHRI
8	granted	KR 10-1428898	8/4/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Korea	NHRI
9	granted	CA 2786911 (C)	10/6/2015	2/10/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Canada	NHRI
10	granted	WO2011100469 A1	N/A(4)	N/A(4)	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	PCT	NHRI
11	granted	EP 2534200	4/8/2015	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	European Union (Germany, United Kingdom, France, Switzerland, Spain, Italy)	NHRI
12	granted	特許第 5885349號 (P5885349)	2/9/2011	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute	Japan	NHRI
13	granted	ZL 201180005494.7	12/24/2014	2/9/2031	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	China	NHRI
14	granted	HK1178188	3/6/2015	6/21/2030	Cross-linked oxidized hyaluronic acid for use as a vitreous substitute (3)	Hong Kong (5)	NHRI
15	granted	US 16/936,032	9/4/2020	9/4/2040	Polygala extract for the treatment of major depressive disorder	US	BioLite
16	granted	TW I821593	11/1/2023	7/22/2040	Polygala extract for the treatment of major depressive disorder	Taiwan	BioLite
17	granted	US17/120,965	12/20/2020	12/20/2040	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	U.S.	BioLite
18	granted	TW 110106546	2/24/2021	2/24/2041	Polygala Extract for the Treatment of Attention Deficit Hyperactive Disorder	Taiwan	BioLite
19	granted	TW I792427	02/11/2023	07/19/2041	Storage Media For Preservation of Corneal Tissue	Taiwan	NHRI
20	granted	AU2021314052B2	04/09/2024	04/09/2041	Polygala Extract for the Treatment of Major Depressive Disorder	Australia	BioLite

21	applied	202180001626. 2	Polygala Extract for the Treatment of Major Depressive Disorder	China
22	applied	特願 2023502736	Polygala Extract for the Treatment of Major Depressive Disorder	Japan
23	applied	21 846 424.6	Polygala Extract for the Treatment of Major Depressive Disorder	Europe
24	applied	110106546	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Taiwan
25	applied	202180001615. 4	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	China
26	applied	特願 2023536203	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Japan
27	applied	21 907 345.9	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Europe
28	applied	2021403197	Polygala Extract for the Treatment of Attention-Deficient and Hyperactivity Disorder	Australia

(1)	“MPITDC” stands for Medical and Pharmaceutical Industry Technology and Development Center, Taiwan.

(2)	“NHRI” stands for National Health Research Institutes, Taiwan.

(3)	The patent name is translated into English and the original patent name is written as “交联氧化透明质酸作为眼球玻璃体之替代物.”

(4)	The starting date and expiration date of patents under PTC are subject to the laws of the specific participating jurisdiction where the patent application is filed. We have subsequently submitted such patent to the jurisdictions listed in No.22 herein above.

(5)	NHRI has obtained standard patent in Hong Kong based on the registration of the patent (listed as No.24 herein) granted by the State Intellectual Property Office, People’s Republic of China.

Corporate History and Structure

ABVC was incorporated under the laws of the State of Nevada on February 6, 2002 and has three wholly-owned Subsidiaries: BriVision, BioLite Holding, Inc., and BioKey Cayman. BriVision was incorporated in July 2015 in the State of Delaware and is in the business of developing pharmaceutical products in North America.

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

Incorporated in California on November 20, 2000, BioKey, Inc. (“BioKey”) has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

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

In November 2023, the Company and one of its subsidiaries, BioLite, Inc. (“BioLite”) each entered into a multi-year, global licensing agreement with AiBtl BioPharma Inc. (“AiBtl”, or “AiBtl”) for the Company and BioLite’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (the “Licensed Products”). The license covers the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. Before entering into these agreements, the Company did not have any relationship with AiBtl. As per each of the respective agreements, each of ABVC and BioLite received 23 million shares of AiBtl stock at $10 per share, and if certain milestones are met, each may receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million. Upon the issuance of the shares, AiBtl became a subsidiary of ABVC.

Yun Zhi Yi Co., Ltd. (“Yun Zhi Yi”), a Taiwanese corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang (“Shuling”, or “Ms. Jiang”), a director and beneficial owner of more than 10% of the ABVC’s outstanding common stock. This entity is set up for holding land located in Puli, Tawain that AiBtl is in the process of acquiring, which land will be used for developing health related business. Due to Taiwan’s legal restrictions prohibiting foreign entities from directly owning farmland, the parties agreed to structure the arrangement through nominee holdings. To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month, and the Company recorded $5,794 in acquisition costs associated with the transaction. As of the date hereof, the transfer of the land’s title to Yun Zhi Yi is currently under government review, pending completion of the title transfer registration.

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

Employees

As of December 31, 2025, we, including the subsidiaries, have 19 employees, 16 of which are full-time, located in the U.S. and Taiwan.

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

As a pre-profit biopharmaceutical company, the Company needs to transition from a company with a research and development focus to a company capable of supporting commercial activities. The Company may not be able to reach such transition point or make such a transition, which would have affected our business, financial condition, results of operations and prospects.

If the Company fails to raise additional capital, its ability to implement its business model and strategy could be compromised.

The Company has limited capital resources and operations. The CDMO services provided by BioKey generates a limited amount of revenue that can only partially support the operations of the Company. To date, the Company’s operations have been funded partially from the proceeds from financing or loans from its shareholders. From time to time, we may seek additional financing to provide the capital required to expand research and development (“R&D”) initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

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

With limited operating history, the Company has never obtained regulatory approval for, or commercialized, any new drug candidate. It is possible that the FDA may refuse to accept our planned New Drug Application (or “NDA”) for any of the six drug products for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of the new drug candidates or the medical device. Although our CDMO strategic business department has experience in obtaining abbreviated new drug application (or “ANDA”) approvals, the processes and timelines of obtaining an NDA approval and ANDA approval can differentiate substantially. If the FDA does not accept or approve our planned NDA for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies, which may be costly. Depending on the FDA required studies, approval of any NDA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have. Any delay in obtaining, or inability to obtain, regulatory approvals of any of our drug candidates will prevent us from sublicensing such product. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA. If any of these outcomes occurs, we may be forced to abandon our planned NDA for such drug candidate, which materially adversely affects our business and could potentially cause us to cease operations. We face similar regulatory risks in a foreign jurisdiction.

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

Our current products have certain side effects. If the side effects associated with our current or future products are not identified prior to their marketing and sales, we may be required to withdraw such products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which could adversely impact our growth.

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

We currently have insurance policies to cover liabilities under the clinic trials but do not maintain general liability insurance; and even if we have general liability insurance in the future, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We would need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidate, which could adversely affect our business, financial condition, results of operations and prospects.

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

If ABVC’s Subsidiary BioLite materially breaches any license agreements it has with Yukiguni Maitake Co. (“Yukiguni”), Medical and Pharmaceutical Industry Technology and Development Center (“MPITDC”) or Industrial Technology Research Institute (“ITRI”), or any of such license agreement terminates unexpectedly, BioLite may not be able to continue its research and development of the new drug candidate which contains the underlying API whose license has been terminated. Pursuant to the Yukiguni License Agreement, if BioLite fails to meet the milestone sales requirement or submits certain applications to the appropriate health authorities on a schedule prescribed therein, Yukiguni shall have the right to terminate the Yukiguni License Agreement. If the Yukiguni License Agreement is terminated involuntarily, BioLite will be forced to discontinue its new drug development of ABV-1703, ABV-1502 and ABV-1501 and terminate the collaboration agreements relating to the three new drug candidates. The termination of the right to use the underlying API will materially disrupt the operations of ABVC. Pursuant to the license agreement between BioLite Taiwan and ITRI, if BioLite Taiwan fails to complete the research submission milestones according to the schedule set forth therein without reasons or with reasons unstatisfied with ITRI, ITRI shall have the right to terminate the license agreement with BioLite Taiwan without refund to BioLite Taiwan. BioLite Taiwan and BioLite have submitted the IND for PDC-1421 and subsequently conducted Phase II clinical trials of two drug candidates developed from PDC-1421 according to the schedule listed in the license agreement between BioLite Taiwan and MPITDC.

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

Proceedings to enforce the Company’s and its licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert its efforts and attention from other aspects of the business. Accordingly, the efforts to protect the Company’s intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect the Company’s ability to obtain adequate protection for its technology and the enforcement of intellectual property.

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

Sales to customers outside the United States accounted for 100% and 100% for the years ended December 31, 2025 and 2024, respectively. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

A small number of licensees account for a substantial portion of the revenue we generate and the loss of one or more of these key licensees would negatively impact our revenue and cash flow.

From its inception, we have not generated substantial revenue from our medical device and new drug development. For the year ended December 31, 2025, we did not receive any payment from the collection of outstanding balances from outlicensing our intellectual property in the prior years, and in turn no revenue was recognized.

We do not have long-term license arrangements with any of our licensees and they can cancel their agreements at any time. A reduction in or termination of these license agreements from these licensees would negatively impact our revenue and cash flow.

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matters. Any unfavorable results from the investigations could harm our business operations, this offering and our reputation.

Recently, U.S. public companies that have substantially all of their operations in China, have been subjects of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, lack of effective internal control over financial accounting, inadequate corporate governance and ineffective implementation thereof and, in many cases, allegations of fraud. As a result of enhanced scrutiny, criticism and negative publicity, the publicly traded stocks of many U.S.-listed Chinese companies have sharply decreased in value and, in some cases, have become virtually worthless or illiquid. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effects the sector-wide investigations will have on the Company. If the Company becomes the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company will have to expend significant resources to investigate such allegations and defend the Company. If such allegations were not proven to be baseless, the Company would be severely hampered and the price of the stock of the Company could decline substantially. If such allegations were proven to be groundless, the investigation might have significantly distracted the attention of the Company’s management.

Risks Related to the Company’s Financial Condition

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2025, our working capital is in deficit of $3.6 million, consisting of outstanding current liabilities were approximately $6.2 million, which consisted primarily of short-term bank loans, short-term convertible note payables, and accrued expenses.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting related to not having sufficient and skilled accounting personnel with appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with the Company’s financial reporting requirements and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2025. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Insiders might have substantial influence over us, which could delay or prevent a change in our corporate control even if our other shareholders wanted it to occur.

Our executive officers, directors, and principal shareholders own, in the aggregate, approximately 19% of our outstanding Common Stock. As a result of their stockholdings, these shareholders may have significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

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

We expect that we will need significant additional capital in the future to continue our planned operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, including issuance of equity securities pursuant to any future stock incentive plan to our officers, directors, employees and non-employee consultants for their services to us, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Common Stock. Further, any future sales of our Common Stock by us or resales of our Common Stock by our existing shareholders could cause the market price of our Common Stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock. On May 22, 2025, we filed a registration statement on Form S-3, which has not been declared effective as of the date of this report. We may issue shares of Common Stock through the Form S-3 in the future, which would further dilute your ownership.

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

On July 10, 2024, the Company received a notification letter from the listing qualifications staff (the “Staff”) of Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company had until January 6, 2025, to regain compliance.

On January 9, 2025, the Company received a notification from Nasdaq granting the Company an additional 180 days, until July 7, 2025, to meet the minimum bid price requirement of $1.00 per share, as outlined in the Rule.

On May 13, 2025, the Company received a notification letter from Nasdaq notifying the Company that the Staff has determined that the Company has met the Bid Requirement and therefore the matter is closed. Accordingly, no reverse stock split is necessary at this time.

On April 24, 2025, the Company received a letter from the Staff informing the Company that, as reported in its Annual Report on Form 10-K for the year ended December 31, 2024, because its stockholders’ equity was $723,959, as of April 23, 2025, it did not meet the alternatives of market value of listed securities or net income from continuing operations, and it no longer complied with Listing Rule 5550(b)(1) (“Rule 5550”). The Company had 45 calendar days to submit a plan to the Staff to regain compliance. If the plan wass accepted, the Company was eligible to receive an extension of up to 180 calendar days from the date of the letter, or until October 21, 2025, to evidence compliance.

On April 30, 2025, the Company reported that it received a letter from the Staff informing it that, as reported in its Annual Report on Form 10-K for the year ended December 31, 2024, because its stockholders’ equity was $723,959, as of April 23, 2025, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, and it no longer complied with Listing Rule 5550.

On May 5, 2025, the Company received a notification letter from Nasdaq notifying the Company that the Staff has determined that based on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which evidenced stockholders’ equity of $7,956,295, the Company complies with Listing Rule 5550 and the matter is closed.

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

ITEM 2. PROPERTIES

Our Subsidiary BioLite has its laboratories located in Hsinchu Biomedical Science Park, with an address of 2nd Floor, No. 20, Sec. 2, Shengyi Rd., Zhubei City, Hsinchu County 302, Taiwan (R.O.C.). On January 1, 2015, BioLite Taiwan entered into a lease agreement with the National Science Park Administrative Office (Hsinchu City) under which it rents two dormitory buildings in Hsinchu County, Taiwan for a period of five years. The aggregate leasing area amounts to approximately 678 square meters (equivalent to approximately 7,298 square feet) on the second floor of the building. The leased space counts for approximately 1.9% of the total space of the building. On January 1, 2020 and January 1, 2024, BioLite Taiwan extended the contract for another five and five years respectively. The new expiration date is on December 31, 2029. The rent increases by a small percentage each year during the term of the lease agreement. BioLite paid $49,802 and $48,406 in rental expense for the laboratory space for the years ended December 31, 2025 and 2024, respectively.

Another subsidiary, BioKey, is headquartered in Fremont, California. BioKey’s office lease will end on February 28, 2031 and the office occupies approximately 28,186 square feet. BioKey’s space consists of offices, research and production laboratories, and manufacturing facilities, which are GMP certified. The total BioKey’s rental expenses were $416,265 and $421,894 for the years ended December 31, 2025 and 2024, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of December 31, 2025, our common stock, par value $0.001 per share (the “Common Stock”), is currently quoted on the Nasdaq Capital Markets under the symbol “ABVC”.

Holders. As of February 27, 2026, we had approximately 689 shareholders of record of our common stock.

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

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). In consideration for the Land, the Company issued Shuling (i) 703,495 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership, although the Company maintained the right to reconsider the transaction at a later date. The shares were returned and the warrants were not issued. On June 3, 2025, at the Company’s annual general shareholder meeting, the shareholders approved the issuance of 2,035,136 restricted shares of the Company’s common stock at a price of $1.65 per share and five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share, to purchase the above Land from Shuling. On July 15, 2025, the Company closed the purchase of Land from Shuling and issued 2,035,136 shares of restricted common stocks and 1,000,000 shares of warrants and to Shuling on July 16, 2025 and July 15, 2025, respectively. Due to the administrative requirements governing title transfers in Taiwan, on February 24, 2026, to further secure the Company’s ownership interest in the Land, the Company and Shuling Jiang entered into a Nominee Holding and Transitional Arrangement Agreement. Pursuant to the agreement, the Land remains registered under the Landholder pending completion of the applicable regulatory review, and the Landholder is prohibited from selling, transferring, pledging, or otherwise disposing of the Property without the Company’s prior written consent. The final holding structure will be determined in accordance with Taiwan’s legal and regulatory requirements.

On May 24, 2024, the Company issued 200,000 shares of common stock to a consultant for providing business and funding opportunities.

In June 2024, the Company entered into a stock purchase agreement with an investor, which the Company will issue 41,387 shares of common stock at $0.75 per share to the investor for cash. As of December 31, 2025, the proceeds were received. Due to certain stock transfer processes, one of the Company’s shareholders transferred such shares to the investor on behalf of the company in July 2024; the company plans to issue the same number of shares to the transferring shareholder soon.

In July 2024, the Company entered into an agreement with its landlord in California, pursuant that the Company issued shares of common stock in lieu of cash rent. During the period from July 2024 through March 2025, the Company issued an aggregate of 480,038 shares of common stock to settle rent obligations, with such shares issued periodically based on the applicable monthly or partial-month rent amounts.

On April 9, 2025, the Company entered another agreement with the California landlord to pursuant to which the Company issued shares of common stock in lieu of cash rent. From April 2025 through December 2025, the Company issued shares of common stock, on a periodic basis to settle monthly and partial-month rent obligations. During this period, the Company issued an aggregate of approximately 252,802 shares of common stock.

In December 2024, the Company issued 117,277 shares of its common stock to employees as compensation.

In 2024, the Company received $31,040 from an investor to subscribe 41,387 shares of the Company’s common stock. These stocks were issued to the investor in September 2025.

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

Between April 30, 2025 and January 6, 2026, the Company sold an aggregate of 3,487,807 shares of its Common Stock to 95 Non-U.S. Persons. The Company received aggregate gross proceeds of approximately $3,565,218 for the shares.

On August 23, 2025, the Company issued 873 unregistered restricted shares to an individual consultant as a consideration of $2,500, for the services.

On October 7, 2025, the Company issued 10,749 shares to settle October rent balance of $33,480.

On October 10, 2025, the Company issued an aggregate of 100,000 shares to employees and consultants.

On November 3, 2025, the Company issued 14,792 unregistered restricted shares to a former employee to settle unpaid salary of $43,847.

On November 3, 2025, the Company accepted additional subscriptions in the aggregate amount of $528,183 on the same terms and conditions. Pursuant to the additional subscriptions, the Company issued an aggregate of 270,863 shares of the Company’s common stock.

On December 12, 2025, the Company issued 41,701 shares of common stock to various consultants for providing business and funding opportunities, in the aggregate amount of $92,993.

On January 12, 2026, the Company sold an aggregate amount of $256,000 on the same terms and conditions as the Reg S Offering; Pursuant to the share subscriptions, the Company has issued an aggregate of 131,280 shares of the Company’s common stock. The price at which the Shares were sold at $1.95 per share.

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

Overview

From its inception, the Company has not generated substantial revenue from its medical device and new drug development. For the year ended December 31, 2025, the Company did not receive any payment from the collection of outstanding balances from outlicensing our intellectual property in the prior years.

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

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company and currently owns approximately 14.7% of the Company’s issued and outstanding shares of common stock. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership; the Company may reconsider the transaction at a later date. The shares were returned and the warrants were not issued. Due to the administrative requirements governing title transfers in Taiwan, on February 24, 2026, to further secure the Company’s ownership interest in the Land, the Company and Shuling Jiang entered into a Nominee Holding and Transitional Arrangement Agreement. Pursuant to the agreement, the Land remains registered under the Landholder pending completion of the applicable regulatory review, and the Landholder is prohibited from selling, transferring, pledging, or otherwise disposing of the Property without the Company’s prior written consent. The final holding structure will be determined in accordance with Taiwan’s legal and regulatory requirements.

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

On May 24, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with the minimum stockholders’ equity requirement, or the alternatives of market value of listed securities or net income from continuing operations, for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000, and the Company’s stockholders’ equity was $1,734,507 as of March 31, 2023. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 10, 2023, to submit a plan to regain compliance. After submitting a plan to regain compliance, on July 10, 2023, Nasdaq granted the Company an extension until August 30, 20203, to comply with Listing Rule 5550(b)(1). On July 31, 2023, the Company issued 300,000 shares of Common Stock and 200,000 pre-funded warrants, at an exercise price of $0.01 per share, in a registered direct offering. Pursuant to this transaction, the stockholders’ equity was increased by $1.75 million. On August 1, 2023, $500,000 of Notes were converted at $3.50 per share and the holder received 142,857 shares of Common Stock. As a result of this conversion, the stockholders’ equity was increased by $0.5M. Additionally, on August 14, 2023, the Company entered into a cooperation agreement with Zhonghui United Technology (Chengdu) Group Co., Ltd., pursuant to which the Company acquired a 20% ownership of certain property and a parcel of the land owned by Zhonghui in exchange for an aggregate of 370,000 shares of Common Stock. Accordingly, stockholders’ equity increased by $7.4 million. On February 23, 2023, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $3,704,167 (the “Lind Offering”), for a purchase price of $3,175,000 (the “Lind Note”), that is convertible into shares of Common Stock at an initial conversion price of $1.05 per share, subject to adjustment. On August 24, 2023, the Company started repaying Lind the monthly installments due under the Lind Notes; $308,000 was repaid via the issuance of 176,678 shares of Common Stock (the “Monthly Shares”) at the Redemption Share Price (as defined in the Lind Note) of $1.698 per share. Pursuant to the terms of the Lind Note, Lind increased the amount of the next monthly payment to one million dollars, such that as of September and together with the Monthly Shares, the Company repaid Lind a total of $1.0 million by September 2023. As a result, the stockholders’ equity increased by an additional $1 million. As a result of the four transactions referenced above, the Company’ estimated that its stockholders’ equity would increase by approximately $10.65 million. On September 6, 2023, Nasdaq issued a letter that the Company is in compliance with Rule 5550(b)(1), but noted that if at the time of the Company’s next periodic report the Company does not evidence compliance, it may be subject to delisting.

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

On July 10, 2024, the Company received a notification letter from the listing qualifications staff (the “Staff”) of Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company had until January 6, 2025, to regain compliance.

On January 9, 2025, the Company received a notification from Nasdaq granting the Company an additional 180 days, until July 7, 2025, to meet the minimum bid price requirement of $1.00 per share, as outlined in the Rule.

On May 13, 2025, the Company received a notification letter from Nasdaq notifying the Company that the Staff has determined that the Company has met the Bid Requirement and therefore the matter is closed. Accordingly, no reverse stock split is necessary at this time.

On April 24, 2025, the Company received a letter from the Staff informing the Company that, as reported in its Annual Report on Form 10-K for the year ended December 31, 2024, because its stockholders’ equity was $723,959, as of April 23, 2025, it did not meet the alternatives of market value of listed securities or net income from continuing operations, and it no longer complied with Listing Rule 5550(b)(1) (“Rule 5550”). The Company had 45 calendar days to submit a plan to the Staff to regain compliance. If the plan wass accepted, the Company was eligible to receive an extension of up to 180 calendar days from the date of the letter, or until October 21, 2025, to evidence compliance.

On April 30, 2025, the Company reported that it received a letter from the Staff informing it that, as reported in its Annual Report on Form 10-K for the year ended December 31, 2024, because its stockholders’ equity was $723,959, as of April 23, 2025, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, and it no longer complied with Listing Rule 5550.

On May 5, 2025, the Company received a notification letter from Nasdaq notifying the Company that the Staff has determined that based on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which evidenced stockholders’ equity of $7,956,295, the Company complies with Listing Rule 5550 and the matter is closed.

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

BioFirst has started the construction of a GMP factory in Hsinchu Biomedical Science Park, Taiwan, with the aim at building a production base to supply the global market, and promote the construction of bio-degradable vitreous substitute manufacturing centers in Taiwan. Completion of this factory would allow ABVC to manufacture Vitargus with world-class technology in a GMP certified pharmaceutical factory. BioFirst is targeting to complete the construction in 2026.

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

Public Offering & Financings

2026 Financings

On January 20, 2026, Lind Global Fund II LP (“Lind”) exercised a total of 102,000 warrants to purchase shares of the Company’s common stock. Each warrant was exercised at a price of $1.00 per share, in accordance with the terms outlined in the original warrant agreement dated May 22, 2024. Following this transaction, Lind retains a remaining balance of 398,000 warrants. These warrants are set to expire on May 22, 2029.

2025 Financings

During the first quarter of 2025, the Company continued to strategically manage its outstanding convertible debt obligations with Lind Global Fund II, LP. In connection with the Senior Convertible Promissory Note issued in November 2023 (2nd Lind Note), the Company has successfully completed all conversions through equity issuances, thereby extinguishing the remaining principal balance. As of the date of this filing, only the corresponding cash components for four prior conversions remain to be settled, which the Company intends to address through the exercise of outstanding warrants—demonstrating a proactive and non-dilutive repayment approach. All outstanding Lind Notes were fully settled by July 2025. The remaining cash obligations for these conversions are also expected to be fulfilled in a similar warrant-based strategy, although no definitive agreement has been entered as of the date hereof and there is no guarantee that a definitive agreement will be entered. These steps reflect the Company’s commitment to meeting its obligations while preserving long-term shareholder value and capitalizing on structured equity mechanisms to support operational continuity and financial health.

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

On March 3, 2025, April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. The 3rd Lind Note balance was fully converted as of December 31, 2025.

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

Examples of recent collaborative agreements the Company has entered into are as follows:

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers the Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33,500,000, composed of an upfront payment of $30,000,000, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3,500,000 cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net Sales. At the closing of the licensing agreement, the Company received 5,000,000 FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2025, the Company did not receive any payment for the licensing agreement. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2025, the Company did not receive any payment for the licensing agreement. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000, pursuant to the agreement.

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

Co-Development agreement with Rgene Corporation, a related party

On May 26, 2017, the Company entered into a co-development agreement (the “Rgene Agreement”) with Rgene Corporation (the “Rgene”), a related party under common control by the controlling beneficiary shareholder of YuanGene Corporation and the Company (See Note 10). Pursuant to the Rgene Agreement, BriVision and Rgene agreed to co-develop and commercialize ABV-1507 HER2/neu Positive Breast Cancer Combination Therapy, ABV-1703 Pancreatic Cancer Combination Therapy and ABV-1527 Ovary Cancer Combination Therapy. Under the terms of the Rgene Agreement, Rgene is required to pay the Company $3,000,000 in cash or stock of Rgene with equivalent value by August 15, 2017 as compensation of BriVision’s past research efforts and contributions made by BriVision before the Rgene Agreement was executed. The payment does not relate to any future milestones attained by BriVision. In addition to $3,000,000, the Company is entitled to receive 50% of the future net licensing income or net sales profit earned by Rgene. All development costs shall be equally shared by both BriVision and Rgene.

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

Through a series of transactions over the past 5 years, the Company and Rgene have co-developed the three drug products covered by the Service Agreement, and the Company acquired 26.65% of Rgene’s outstanding common shares since 2018 through these multiple collaborative agreements.

The Company entered a convertible loan agreement with Rgene in 2022 and has been working with Rgene to obtain approval for the Company to exercise the conversion from Department of Investment Review in Taiwan, a government agency reviews foreign investors conducting investment in Taiwan. In May 2024, the conversion request for the conversion was approved, but the Company was not informed by Rgene until April 2025. After the conversion, the Company owns 37% of outstanding shares of Rgene.

The Service Agreement shall remain in effect until the expiration date of the last patent and automatically renew for 5 more years unless terminated earlier by either party with six months’ written notice. Either party may terminate the Service Agreement for cause by providing 30 days’ written notice.

Rgene has further agreed, effective July 1, 2022, to provide the Company with a seat on Rgene’s Board of Directors until the loan is repaid in full. The Company has nominated Dr. Jiang, its Chief Strategy Officer and Director who owns 12.8% of our common stock as of the date hereof, to occupy that seat on Rgene’s Board of Directors.

The Rgene Studies is a related party transaction.

Collaborative agreement with BioFirst Corporation, a related party

On July 24, 2017, the Company entered into a collaborative agreement (the “BioFirst Agreement”) with BioFirst Corporation, a corporation incorporated under the laws of Taiwan (“BioFirst”), pursuant to which BioFirst granted the Company global licensing rights to medical use of ABV-1701 Vitreous Substitute for Vitrectomy. BioFirst is a related party to the Company because a controlling beneficiary shareholder of YuanGene Corporation and the Company is a director and shareholder of BioFirst (See Note 12).

Pursuant to the BioFirst Agreement, the Company and BioFirst will co-develop and commercialize BFC-1401. The Company will pay BioFirst a total amount of $3,000,000 in cash or stock of the Company before September 30, 2018 as payment in full for BioFirst’s past research efforts and contributions made by BioFirst before the BioFirst Agreement was executed. The Company is entitled to receive 50% of any future net licensing revenue or net profit associated with Vitargus®. All development costs will be equally shared by both BriVision and BioFirst.

On September 25, 2017, BioFirst delivered all research, technical, data and development data to the Company. For the year ended September 30, 2017, the Company determined to fully expense the entire amount of $3,000,000 since the related licensing rights do not have alternative future uses. According to ASC 730-10-25-1, absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses immediately. Hence, the entire amount of $3,000,000 is fully recognized as research and development expense during the year ended September 30, 2017.

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

BioFirst has started the construction of a GMP factory in Hsinchu Biomedical Science Park, Taiwan, with the aim at building a production base to supply the global market, and promote the construction of bio-degradable vitreous substitute manufacturing centers in Taiwan. Completion of this factory would allow ABVC to manufacture Vitargus with world-class technology in a GMP certified pharmaceutical factory. BioFirst is targeting to complete the construction in 2026.

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

As per the Agreement, the Shareholders shall supervise and manage the business and operations of Biolite JP. The directors shall not be entitled to any renumeration for their services as a director and each Shareholder can remove and replace the director he/she/it appointed. If a Shareholder sells or disposes of all of its Ordinary Shares, the director such Shareholder appointed must tender his/her resignation. The Agreement also sets forth certain corporate actions that must be pre-approved by all Shareholders (the “Reserved Matters”). If the Shareholders are unable to make a decision on any Reserved Matter, then either Shareholder can submit a deadlock notice to the other shareholder, 5 days after which they must refer the matter to each Shareholder’s chairman and use good faith to resolve the dispute. If such dispute is not resolved within 10 days thereafter, then either Shareholder can offer to buy all of the other Shareholder’s Ordinary Shares for cash at a specified price; if there is no affirmative acceptance of the sale, the sale shall proceed as set forth in the sale offer.

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

Due to the COVID-19 pandemic, our revenue for the fiscal year 2022 was significantly impacted. In 2023, our business started recovering from the COVID-19 impact. We have been working on new contracts towards revenue generation and increase in sales of existing products and incorporating new products for sale.

The COVID-19 pandemic, including variants, has adversely affected, and is expected to continue to adversely affect, elements of our CDMO business sector. The COVID-19 pandemic government-imposed restrictions constrained researcher access to labs globally. These constraints limited scientific discovery capacity, and we observed that demand in those labs fell well below historic levels. As constraints on social distancing were gradually lifted around the world recently, labs have been able to increase research activity. While we believe that underlying demand is still not yet at pre-COVID-19 levels since lab operations remain below their normal capacity, we are hopeful that the vaccination programs that are underway combined with policy changes planned for the summer will further increase research activity and support a return to pre-COVID-19 demand levels worldwide.

The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines.

Restatement of Consolidated Financial Statements for the nine months ended September 30, 2025

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

Restatement of Consolidated Financial Statements for the year ended December 31, 2023

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of the limit of $95,400 (NTD 3.0 million) covered by Taiwan Central Deposit Insurance Corporation, and the limit of $250,000 covered by the U.S. Federal Deposit Insurance Corporation’s insurance limits. As of December 31, 2025, and December 31, 2024, the Company had approximately $265,521 and $0, respectively, in cash and cash equivalent balances that were in excess of the FDIC limits. However, the Company does not anticipate any losses on excess deposits. The Company does not enter into financial instruments for hedging, trading or speculative purposes.

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

Concentration of Clients

As of December 31, 2025 and 2024, management estimated all accounts receivable balances are uncollectible and recognized $0 and $11,993 of credit loss, respectively.

For the year ended December 31, 2025, the Company did not receive any payments for the license agreements.

For the year ended December 31, 2024, the out-licensing income from our two major licensees, accounts for 58% and 39% of the Company’s total revenues.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents amounted to $681,480 and $248,382, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consists of cash held in a reserve bank account in Taiwan. As of December 31, 2025 and 2024, the Company’s restricted cash amounted $645,505 (NTD 20.2 million) and $615,433 (NTD 20.2 million), respectively.

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

Allowance for expected credit losses accounts was $614,470 and $616,414 as of December 31, 2025 and 2024, respectively.

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

Impairment of Long-Lived Assets

The Company has adopted ASC subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of to be reported at the lower of the carrying amount or the fair value less costs to sell.

Long-term Equity Investment

The Company acquires equity investments to promote business and strategic objectives. The accounting treatment for equity investments, where the Company does not have control over the investees, is as follows:

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

Investments in Convertible Notes

The Company invests in convertible notes issued by related parties and manages these instruments with the objective of collecting contractual cash flows rather than trading them. At initial recognition, the Company evaluates the terms of each instrument to determine the appropriate classification and measurement in accordance with applicable accounting guidance. When the contractual cash flows represent solely payments of principal and interest and the Company’s business model is to hold the instruments to collect those cash flows, the convertible notes are measured at amortized cost using the effective interest method. Interest income is recognized over the expected term of the notes. If the contractual terms include features that are not clearly and closely related to the debt host, or if the instruments do not meet the criteria for amortized cost measurement, the notes are measured at fair value with changes recognized in earnings. Upon conversion, the carrying amount of the note is reclassified to investments in equity securities.

Impairment of Equity Investments and Convertible Note Investments

The Company evaluates its non-marketable equity investments, equity method investments, and convertible note investments for impairment on a periodic basis. This assessment incorporates both qualitative and quantitative factors that may indicate a decline in the fair value of an investment. Qualitative considerations include the investee’s financial performance, changes in market or industry conditions, adverse regulatory developments, operational challenges, and the investee’s ability to meet its business objectives. Quantitative analyses may include the use of market and income valuation approaches, such as comparable company metrics, recent financing transactions, and discounted cash flow models that require significant estimates regarding revenue, costs, and discount rates.

For non-marketable equity investments and equity method investments, the Company recognizes an impairment in earnings when it determines that a decline in value is other than temporary. Factors considered in this determination include the severity and duration of the decline, the investee’s financial condition and near-term prospects, the investee’s ability to raise additional capital, and whether the Company expects to recover the carrying amount of the investment. Impairments deemed other than temporary are recorded in gains (losses) on equity investments.

Convertible note investments measured at amortized cost are evaluated for expected credit losses in accordance with ASC 326. The Company estimates expected credit losses based on historical loss experience, the credit quality and financial condition of the issuer, expected future cash flows, and relevant macroeconomic conditions. When it is not probable that the Company will collect all amounts due according to the contractual terms of the note, an allowance for credit losses is recorded, with changes recognized in earnings. For convertible notes measured at fair value, impairment is inherently reflected in the fair value measurement, with changes recognized in earnings.

Convertible Notes Payable

The Company accounts for its convertible instruments in accordance with ASC 470-20, as amended by ASU 2020-06. Under this guidance, convertible notes are generally recognized as a single liability on the Balance Sheet. The Company does not separate a conversion feature from the host debt instrument unless the feature must be separately accounted for as a derivative under ASC 815. Debt issuance costs, if any, are deferred and amortized to interest expense over the term of the note. Interest expense is recognized based on the contractual rate and includes the amortization of debt discounts and issuance costs.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $13,367 and $11,642 for the years ended December 31, 2025 and 2024, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,728,148 and $1,995,049 for the years ended December 31, 2025 and 2024, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $1,930,055 for consulting services and $484,613 for rent for the year ended December 31, 2025, respectively, and $506,583 for consulting services and $271,828 for rent for the year ended December 31, 2024, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2025 and 2024. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Foreign-currency Transactions

For the Company’s subsidiaries in Taiwan, the foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under the Statements of Stockholders’ Equity.

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

Results of Operations — Year Ended December 31, 2025 Compared to Year Ended December 31, 2024.

	Year Ended December 31,
	2025	2024	Increase / (Decrease)%
Revenue	$-	$509,589	$(509,589)	-100%
Gross Profit	$-	$508,826	$(508,826)	-100%
Operating Expenses	$7,151,259	$5,214,068	$1,937,191	37%
Loss from Operations	$(7,151,259)	$(4,705,242)	$(2,446,017)	52%
Other (Expense), Net	$(1,201,546)	$(664,334)	$(537,212)	81%
Interest (Expense), Net	$(248,787)	$(738,541)	$489,754	-66%
Net Loss	$(8,376,959)	$(5,259,037)	$(3,117,922)	59%

Revenues. We did not receive any payments from our licensees in 2025 due to their funding is still in progress. Revenue generated in 2024 was mainly from our licensing payment $496,000 and CDMO services.

Operating Expenses. Our operating expenses were $7,151,259 for the year ended December 31, 2025, compared to $5,214,068 for the year ended December 31, 2024. Such increase in operating expenses was mainly attributable to the increases in stock-based compensation expenses for consulting services and rent. We have been focusing our cost control initiatives on reducing cash burns, with payments made with our restricted stocks.

Other Expense, Net. Other expense was $1,201,546 for the year ended December 31, 2025, compared to other expense of $664,334 for the year ended December 31, 2024. The change was principally caused by the recognition of impairment loss on an equity investment, BHK, and decrease in interest expense, mainly from the convertible notes payable (pay off all the Lind Notes in 2025), while decrease in loss on investment in equity securities for the year ended December 31, 2025.

Interest (Expense), Net, was $(248,787) for the year ended December 31, 2025, compared to $(738,541) for the year ended December 31, 2024. The decrease of $489,754 (or approximately 66%), was primarily due to the decrease in interest expense related to recognition of less interest expense for the converted notes for proper accounting purpose.

Net Loss. The net loss was $8,376,959 for the year ended December 31, 2025, compared to $5,259,037 for the year ended December 31, 2024. To obtain more business opportunities, we have engaged more consultants to explore such opportunities, which increased our net loss in 2025.

Liquidity and Capital Resources

Working Capital

	December 31,
	2025	2024

Current Assets	$2,501,343	$2,179,815
Current Liabilities	$6,163,976	$6,557,461
Working Deficit	$(3,662,633)	$(4,377,646)

	Year Ended December 31
	2025	2024	Change	%
Cash Flow Used In Operating Activities	$(2,986,299)	$(1,809,145)	$(1,177,154)	65%
Cash Flow Used in Investing Activities	$(1,208,790)	$-	$(1,208,790)	100%
Cash Flow Provided by Financing Activities	$4,637,995	$1,980,769	$2,657,226	134%

Cash Flow from Operating Activities

During the years ended December 31, 2025 and 2024, the net cash used in operating activities were $2,986,299 and $1,809,145, respectively. The increase in the outflow of $1,177,154 was primarily due to the increased certain operating expenses.

Cash Flow from Investing Activities

During the years ended December 31, 2025 and 2024, the net cash used in investing activities were $1,208,790 and $0, respectively. The increase in the amount of $1,208,790 was primarily due to the increase in loan to related parties made in 2025. These loans are fully repaid in February 2026.

Cash Flow from Financing Activities

During the years ended December 31, 2025 and 2024, the net cash provided by financing activities were $4,637,995 and $1,980,769, respectively. The Company’s financing activities in year 2025 are mainly from our private placements, exercising of warrants from Lind, and issuance of convertible notes payable to certain individual investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Simon & Edward, LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-40 of this Report.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2485)

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2025 AND DECEMBER 31, 2024.

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024.

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024.

PAGES	F-7	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024.

PAGES	F-8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

17506 Colima Road, Ste 101, Rowland Heights, CA 91748 Tel: +1 (626) 581-0818 Fax: +1 (626) 581-0809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

ABVC BioPharma, Inc.

Fremont, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ABVC BioPharma, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company incurred substantial losses during the year ended December 31, 2025. As of December 31, 2025, the Company had a working capital deficit and net cash outflows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Asset acquired from related party

As described in Note 5 to the consolidated financial statements, the Company acquired land in Taoyuan City, Taiwan from a related party for total consideration consisting of the Company’s common shares and warrants. Due to local regulatory restrictions in Taiwan preventing foreign entities from directly holding certain land titles, the property is held under a nominee holding arrangement where the legal title remains with the related party seller for the beneficial interest of the Company.

We identified the accounting for this related party asset acquisition as a critical audit matter due to the high degree of auditor judgment and specialized skills required to evaluate the transaction’s measurement and economic substance. Specifically, the significant estimations used in the warrant valuation presented substantial challenges. Finally, the nominee holding arrangement required extensive legal and structural analysis to validate the Company’s “substance over form” claim of beneficial ownership and to ensure the proper recognition of the asset in accordance with U.S. GAAP.

The primary procedures we performed to address this critical audit matter included:

➢	Inspected the Definitive Land Purchase Agreement and related shareholder’s meeting minutes to understand the terms, conditions, and business purpose of the transaction.

➢	Inspected the executed Nominee Holding Agreement between the Company and the related party seller. We evaluated the legal terms to ensure the Company retains all economic benefits, risks, and ultimate control over the land, despite the legal title being held by a related party due to local regulatory restrictions in Taiwan.

➢	Performed a physical inspection of the acquired land in Taiwan to verify its existence, location, and current condition, and to observe any indicators of potential impairment or third-party usage that might conflict with the Company’s beneficial ownership.

➢	Evaluated the reasonableness of the methodology and significant assumptions used by management to determine the cost of the acquired asset.

➢	Independently tested the key inputs used in the warrant valuation model by comparing the underlying stock price and risk-free interest rates to observable market data and historical information.

➢	Tested the mathematical accuracy of management’s valuation model to ensure the calculated fair value was consistent with the selected option-pricing methodology.

➢	Inspected the independent appraisal report of the real estate and evaluated the competence and objectivity of the appraiser.

➢	Verified the issuance of common stock through transfer agent confirmation procedure.

➢	Evaluated the completeness and accuracy of the related party disclosures in the financial statements to ensure compliance with ASC 850, Related Party Disclosures.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2024.

PCAOB ID: 2485

Rowland Heights, California

March 3, 2026

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$681,480	$248,382
Restricted cash	645,505	615,433
Due from related parties – current	763,388	1,155,051
Short-term investments	64,354	64,736
Prepaid expense and other current assets	346,616	96,213
Total Current Assets	2,501,343	2,179,815

Property and equipment, net	12,835,409	511,088
Operating lease right-of-use assets	1,913,278	640,387
Long-term investments	1,878,465	2,258,754
Prepayment for long-term investments	1,124,842	1,124,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	116,966	133,121
Total Assets	$21,062,203	$7,539,907

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank and other loans	$755,512	$840,252
Accrued expenses and other current liabilities	4,161,629	3,509,422
Contract liabilities	12,600	81,115
Operating lease liabilities – current	317,557	403,581
Due to related parties	105,704	773,045
Tax payable	11,964	-
Convertible notes payable – third parties, net	559,010	950,046
Convertible notes payable – related parties, net	240,000	-
Total Current Liabilities	6,163,976	6,557,461

Tenant security deposit	-	21,680
Operating lease liability – non-current	1,600,747	236,807
Total Liabilities	7,764,723	6,815,948
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 25,053,193 and 13,868,484 shares issued and outstanding as of December 31, 2025 and 2024, respectively	25,053	13,868
Stock to be issued	359,000	31,040
Additional paid-in capital	96,008,258	78,595,065
Accumulated deficit	(76,858,361)	(68,949,807)
Accumulated other comprehensive income	487,602	445,665
Treasury stock	(8,909,691)	(8,909,691)
Total Stockholders’ equity	11,111,861	1,226,140
Noncontrolling interest	2,185,619	(502,181)
Total Equity	13,297,480	723,959
Total Liabilities and Equity	$21,062,203	$7,539,907

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Revenue	$-	$509,589

Cost of revenue	-	763

Gross profit	-	508,826

Operating expenses
Selling, general and administrative expenses	2,887,358	2,261,336
Research and development expenses	121,085	179,272
Stock-based compensation	4,142,816	2,773,460
Total operating expenses	7,151,259	5,214,068

Loss from operations	(7,151,259)	(4,705,242)

Other income (expense)
Interest income	167,103	87,358
Interest expense	(415,890)	(825,899)
Operating sublease income	134,196	48,478
Loss on foreign exchange changes	(77,546)	(25,135)
Loss on investment in equity securities	(192,759)	(339,171)
Loss on impairment of equity investment	(803,008)	-
Write off unclaimed accrued liabilities	-	255,592
Other (loss) income, net	(13,642)	134,443
Total other expenses	(1,201,546)	(664,334)

Loss before provision for income tax	(8,352,805)	(5,369,576)

Provision for income tax expense (benefit)	24,154	(110,539)

Net loss	(8,376,959)	(5,259,037)

Net loss attributable to noncontrolling interests	(468,405)	(356,159)

Net loss attributed to ABVC and subsidiaries	(7,908,554)	(4,902,878)
Foreign currency translation adjustment	41,937	(70,722)
Comprehensive loss	$(7,866,617)	$(4,973,600)

Net loss per share:
Basic and diluted	$(0.39)	$(0.42)

Weighted average number of common shares outstanding:
Basic and diluted	20,108,944	11,673,980

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Cash flows from operating activities
Net loss	$(8,376,959)	$(5,259,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,330	32,025
Stock-based compensation	4,142,816	2,773,460
Inventory write-down	11,460	-
Provision for doubtful accounts	-	11,993
Other non-cash expenses, net	351,085	532,769
Loss on investment in equity securities	192,759	339,171
Loss on impairment of equity investment	803,008	-
Amortization of right-of-use asset	479,504	168,896
Changes in operating assets and liabilities:
Inventory	(11,460)	-
Prepaid expenses and other current assets	(71,653)	12,948
Due from related parties	(136,501)	(293,962)
Accrued expenses and other current liabilities	152,207	152,819
Contract liabilities	(68,515)	1,615
Tenant security deposit	(16,865)	-
Taxes payables	11,964	(112,946)
Operating lease liabilities	(474,479)	(168,896)
Net cash used in operating activities	(2,986,299)	(1,809,145)

Cash flows from investing activities
Loan to related parties	(1,406,022)	-
Repayment from related parties	203,026	-
Transaction costs for acquiring land	(5,794)	-
Net cash used in investing activities	(1,208,790)	-

Cash flows from financing activities
Proceeds from private placement	3,305,303	-
Proceeds from exercise of warrants	991,366	947,500
Proceeds from convertible notes payable – third parties	499,010	342,095
Repayment of convertible notes payable – third parties	(277,284)	(327,017)
Proceeds from convertible notes payable – related parties	390,000	-
Repayment of convertible notes payable – related parties	(150,000)	-
Repayment of short-term bank loans	(120,400)	(29,152)
Proceeds from related party payables	-	599,552
Proceeds from issuance of warrants	-	394,071
Repurchase of treasury stocks	-	(7,320)
Proceeds from issuance of a promissory note	-	30,000
Proceeds from common stock subscription	-	31,040
Net cash provided by financing activities	4,637,995	1,980,769

Effect of exchange rate changes on cash and cash equivalents and restricted cash	20,264	(24,589)

Net increase in cash and cash equivalents and restricted cash	463,170	147,035

Cash and cash equivalents and restricted cash
Beginning	863,815	716,780
Ending	$1,326,985	$863,815

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$31,518	$22,539
Income taxes paid	$12,077	$25,863

Non-cash financing and investing activities
Issuance of subsidiary’s commons stock to acquire the control of the land	$7,670,000	$-
Issuance of common stock and stock warrants in the land acquisition	$4,156,461	$-
Increase in ROU asset and lease liabilities due to lease amendment	$1,752,395	$-
Conversion of convertible note due from related parties to equity investment	$563,819	$-
Assuming loan in the land acquisition	$500,000	$-
Issuance of common stock for conversion of debt	$463,847	$593,714
Issuance of subsidiary’s common stock for consulting services	$-	$383,500

The accompanying notes are an integral part of these consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock			Additional			Treasury Stock		Non
	Number of shares	Amounts	Subscribed stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	controlling Interest	Stockholders’ Equity
Balance at December 31, 2023	7,940,298	7,940	-	73,978,380	(64,046,929)	516,387	(26,553)	(8,901,668)	(300,637)	1,253,473
Issuance of common shares for Lind CN	1,705,303	1,706	-	592,008	-	-	-	-	-	593,714
Issuance of pre-funded warrant	-	-	-	394,071	-	-	-	-	-	394,071
Issuance of common shares for acquisition of property	703,496	703	-	-	-	-	(703,496)	(703)	-	-
Stock-based compensation	2,019,387	2,019	-	2,451,854	-	-	-	-	-	2,453,873
Issuance of common shares for exercise of warrants	1,500,000	1,500	-	946,000	-	-	-	-	-	947,500
Repurchase of common stock from a prior employee	-	-	-	-	-	-	(592)	(7,320)	-	(7,320)
Stock subscription received	-	-	31,040	-	-	-	-	-	-	31,040
Issuance of subsidiary’s common shares for consulting service	-	-	-	225,690	-	-	-	-	157,810	383,500
Debt discount recognized from Issuance of subsidiary’s convertible note	-	-	-	2,276	-	-	-	-	1,591	3,867
Decrease in ownership of subsidiary due to share issuance	-	-	-	4,786	-	-	-	-	(4,786)	-
Net loss	-	-	-	-	(4,902,878)	-	-	-	(356,159)	(5,259,037)
Cumulative transaction adjustments	-	-	-	-	-	(70,722)	-	-	-	(70,722)
Balance at December 31, 2024	13,868,484	$13,868	$31,040	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959
Issuance of common shares for Lind Notes repayment	1,336,239	1,336	-	462,511	-	-	-	-	-	463,847
Issuance of common shares for exercise of warrants	1,745,418	1,746	-	989,620	-	-	-	-	-	991,366
Issuance of common shares in private offerings	3,354,475	3,355	(31,040)	3,332,988	-	-	-	-	-	3,305,303
Stock-based compensation	2,713,441	2,713	359,000	3,959,853	-	-	-	-	-	4,321,566
Acquisition of control of acquired land	-	-	-	4,513,795	-	-	-	-	3,156,205	7,670,000
Acquisition of land	2,035,136	2,035	-	4,154,426	-	-	-	-	-	4,156,461
Net loss	-	-	-	-	(7,908,554)	-	-	-	(468,405)	(8,376,959)
Cumulative transaction adjustments	-	-	-	-	-	41,937	-	-	-	41,937
Balance at December 31, 2025	25,053,193	$25,053	$359,000	$96,008,258	$(76,858,361)	$487,602	(730,641)	$(8,909,691)	$2,185,619	$13,297,480

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

The Company has three wholly-owned subsidiaries, BriVision, BioLite Holding Inc. (“BioLite Holding”), BioKey (Cayman), Inc (“BioKey Cayman”), and a majority-owned subsidiary, AiBtl BioPharma Inc. (“AiBtl”).

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

BioKey Cayman was incorporated in Cayman Islands in July 2023, which is 100% owned by ABVC. This subsidiary has no activities since inception. On May 10, 2025, ABVC transferred its 100% ownership in BioKey Inc. (“BioKey”) to BioKey Cayman. This reorganization did not have any other impact on the consolidated financial statements.

Incorporated in California on November 20, 2000, BioKey has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

AiBtl was acquired by the Company with the transaction of the collaborative licensing agreements. On November 12, 2023, the Company and BioLite Taiwan each entered into a multi-year, global licensing agreement with AiBtl for the Company and BioLite Taiwan’s CNS drugs with the indications of MDD (Major Depressive Disorder) and ADHD (Attention Deficit Hyperactivity Disorder) (collectively, the “Licensed Products”). The potential license will cover the Licensed Products’ clinical trial, registration, manufacturing, supply, and distribution rights. The parties are determined to collaborate on the global development of the Licensed Products. The parties are also working to strengthen new drug development and business collaboration, including technology, interoperability, and standards development. As per each of the respective agreements, each of ABVC and BioLite Taiwan received 23 million shares of AiBtl stock and as a result, the Company has a controlling interest over AiBtl. If certain milestones are met, the Company and BioLite Taiwan are each eligible to receive $3,500,000 and royalties equaling 5% of net sales, up to $100 million. The financial statements of AiBtl are included in the Company’s consolidated financial statements. As a result of these transactions, the Company became a controlling parent of AiBtl, with 58.85% of group ownership over AiBtl.

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the year ended December 31, 2025, the Company reported net loss of $8,376,959. As of December 31, 2025, the Company’s working capital deficit was $3,662,633.  In addition, the Company had net cash outflows of $2,986,299 from operating activities for the year ended December 31, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements for the years ended December 31, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, short-term investments, due from related parties, prepaid expenses and other current assets, accrued expenses and other current liabilities, and due to related parties, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loans and convertible notes payable approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of the limit of $95,400 (NTD 3.0 million) covered by Taiwan Central Deposit Insurance Corporation, and the limit of $250,000 covered by the U.S. Federal Deposit Insurance Corporation’s (“FDIC”) insurance limits. As of December 31, 2025, and December 31, 2024, the Company had approximately $265,521 and $0, respectively, in cash and cash equivalent balances that were in excess of the FDIC limits. However, the Company does not anticipate any losses on excess deposits. The Company does not enter into financial instruments for hedging, trading or speculative purposes.

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

Concentration of Clients

As of December 31, 2025 and 2024, management estimated all accounts receivable balances are uncollectible and recognized $0 and $11,993 of credit loss, respectively.

For the year ended December 31, 2025, the Company did not receive any payments for the license agreements.

For the year ended December 31, 2024, the out-licensing income from our two major licensees, accounts for 58% and 39% of the Company’s total revenue.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents amounted to $681,480 and $248,382, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consists of cash held in a reserve bank account in Taiwan. As of December 31, 2025 and 2024, the Company’s restricted cash amounted $645,505 (NTD 20.3 million) and $615,433 (NTD 20.2 million), respectively.

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

Allowance for expected credit losses accounts was $614,470 and $616,414 as of December 31, 2025 and 2024, respectively.

Inventory Write-Down

Inventory is carried at the lower of cost or net realizable value. The Company evaluates inventory for excess, obsolescence, and declines in selling price. When the cost of inventory exceeds its estimated net realizable value, a write-down is recorded within cost of goods sold. Write-downs are not reversed for subsequent increases in value.

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

Long-Term Equity Investment

The Company acquires long-term investments to promote business and strategic objectives. The accounting treatments are as follows:

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

Investments in Convertible Notes

The Company invests in convertible notes issued by related parties and manages these instruments with the objective of collecting contractual cash flows rather than trading them. At initial recognition, the Company evaluates the terms of each instrument to determine the appropriate classification and measurement in accordance with applicable accounting guidance. When the contractual cash flows represent solely payments of principal and interest and the Company’s business model is to hold the instruments to collect those cash flows, the convertible notes are measured at amortized cost using the effective interest method. Interest income is recognized over the expected term of the notes. If the contractual terms include features that are not clearly and closely related to the debt host, or if the instruments do not meet the criteria for amortized cost measurement, the notes are measured at fair value with changes recognized in earnings. Upon conversion, the carrying amount of the note is reclassified to investments in equity securities.

Impairment of Equity Investments and Convertible Note Investments

The Company evaluates its non-marketable equity investments, equity method investments, and convertible note investments for impairment on a periodic basis. This assessment incorporates both qualitative and quantitative factors that may indicate a decline in the fair value of an investment. Qualitative considerations include the investee’s financial performance, changes in market or industry conditions, adverse regulatory developments, operational challenges, and the investee’s ability to meet its business objectives. Quantitative analyses may include the use of market and income valuation approaches, such as comparable company metrics, recent financing transactions, and discounted cash flow models that require significant estimates regarding revenue, costs, and discount rates.

For non-marketable equity investments and equity method investments, the Company recognizes an impairment in earnings when it determines that a decline in value is other than temporary. Factors considered in this determination include the severity and duration of the decline, the investee’s financial condition and near-term prospects, the investee’s ability to raise additional capital, and whether the Company expects to recover the carrying amount of the investment. Impairments deemed other than temporary are recorded in gains (losses) on equity investments.

Convertible note investments measured at amortized cost are evaluated for expected credit losses in accordance with ASC 326. The Company estimates expected credit losses based on historical loss experience, the credit quality and financial condition of the issuer, expected future cash flows, and relevant macroeconomic conditions. When it is not probable that the Company will collect all amounts due according to the contractual terms of the note, an allowance for credit losses is recorded, with changes recognized in earnings. For convertible notes measured at fair value, impairment is inherently reflected in the fair value measurement, with changes recognized in earnings.

Convertible Notes Payable

The Company accounts for its convertible instruments in accordance with ASC 470-20, as amended by ASU 2020-06. Under this guidance, convertible notes are generally recognized as a single liability on the Balance Sheet. The Company does not separate a conversion feature from the host debt instrument unless the feature must be separately accounted for as a derivative under ASC 815. Debt issuance costs, if any, are deferred and amortized to interest expense over the term of the note. Interest expense is recognized based on the contractual rate and includes the amortization of debt discounts and issuance costs.

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

Post-retirement and post-employment benefits

The Company’s subsidiaries in Taiwan adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker’s monthly salaries. Pursuant to the Act, the Company makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $13,367 (NTD 0.4 million) and $11,642 (NTD 0.4 million) for the years ended December 31, 2025 and 2024, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC 718 “Compensation-Stock Compensation”. Total director, officer, and employee stock-based compensation expenses were $1,728,148 and $$1,995,049 for the years ended December 31, 2025 and 2024, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $1,930,055 for consulting services and $484,613 for rent for the year ended December 31, 2025, respectively, and $506,583 for consulting services and $271,828 for rent for the year ended December 31, 2024, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2025 and 2024. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

	For the Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to ABVC’s common stockholders	$(7,908,554)	$(4,902,878)

Denominator:
Weighted-average shares outstanding – Basic & diluted	20,108,944	11,673,980
Loss per share
-Basic & diluted	$(0.39)	$(0.42)

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

The Company currently has one reportable segment and assets are reviewed on a consolidated basis. As such, segment data is not provided.

The following tables present revenue and gross profit information for each of our only reportable segment:

	Years Ended December 31,
	2025	2024
Revenue	$-	$509,589
Cost of Revenue	-	763
Segment Gross Profit	$-	$508,826

Depreciation expense	$25,330	$32,025

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income tax:

	Years Ended December 31,
	2025	2024
Segment Gross Profit	$-	$508,826
Less:
Selling, general and administrative expenses	2,887,358	2,261,336
Research and development expenses	121,085	179,272
Stock-based compensation	4,142,816	2,773,460
Add (Less):
Interest income	167,103	87,358
Interest expense	(415,890)	(825,899)
Operating sublease income	134,196	48,478
Loss on foreign exchange changes	(77,546)	(25,135)
Loss on investment in equity securities	(192,759)	(339,171)
Loss on impairment of equity investment	(803,008)	-
Write off unclaimed accrued liabilities	-	255,592
Other (loss) income, net	(13,642)	134,443
Loss before provision for income tax	$(8,352,805)	$(5,369,576)

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

4. COLLABORATIVE AGREEMENTS

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. At the time of transferring the license, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During years ended December 31, 2025 and 2024, the Company received in cash payment and recognized revenue of $0 and $296,000, respectively, pursuant to the Amendment.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the years ended December 31, 2025 and 2024, the Company received cash payment and recognized revenue of $0 and $200,000, respectively, pursuant to the agreement. At the time of transferring the license, the Company received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt from this agreement for the years ended December 31, 2025 and 2024, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt from this agreement for the years ended December 31, 2025 and 2024, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt from this agreement for the years ended December 31, 2025 and 2024, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

5. PROPERTY AND EQUIPMENT, AND PREPAMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has land, offices, and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
Land	$12,685,667	$338,966
Buildings and leasehold improvements	2,224,082	2,219,244
Machinery and equipment	1,135,602	1,131,169
Office equipment	170,155	163,448
	16,215,506	3,852,827
Less: accumulated depreciation	(3,380,097)	(3,341,739)
Property and equipment, net	$12,835,409	$511,088

Depreciation expenses were $25,330 and $28,627 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, Land with book value amounted to approximately $4,221,388 and $338,966, respectively, were pledged for obtaining bank loan (see Notes 9 Bank loans and Note 10 Related party transactions).

Acquisition of land in Puli Township, Taiwan

In March 2024, AiBtl issued 1,534,000 AiBtl’s common stocks to acquire farmland in Taiwan, which land will be used for developing health related businesses. However, upon the closing of the transaction, both parties are aware of such Taiwan’s legal restrictions prohibiting foreign entities directly owning farmland. In August 2024, the Company incorporated a controlling subsidiary, Yunzhiyi, to hold the title of the land upon government’s approval. On March 31, 2025, AiBtl and the landowners executed the Nominee Holding Agreement, Land Lease Agreement, and Consulting Agreement, under the witness of and confirmed by a legal counsel in Taiwan, in which the landowners unconditionally grant the full legal rights to the land to AiBtl before the completion of the title transfer. Based on the execution of the agreement, AiBtl recognized $7,670,000 ($5 per share of AiBtl’s common stock) of land on its balance sheet.

To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month, and AiBtl recorded $5,794 in acquisition costs associated with the transaction. As of the reporting date, government review of the transfer of land title to Yun Zhi Yi is pending completion.

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

At the time of preparing its 2024 financial statements, the Company reviewed the entire transaction, its relevant agreements and documentation, as well as the applicable accounting guidance. The Company applied FASB Accounting Standard Codification (“ASC”) 845 Nonmonetary Transactions to determine the fair value of the asset acquired would be more evident than the fair value of the consideration in exchange, the Company’s restricted common stocks. Although the acquired real estate comes with a third-party valuation of $7,400,000 per the Company’s stake, guaranteed by Zhonghui, upon further review, the Company considered ASC 718 Compensation – Stock Compensation, should have been the appropriate guidance to apply given the Company’s common stocks are listed in Nasdaq with more observable fair value (Level 1). As a result, the Company adjusted the carrying value of the asset and reclassified the balance to “Prepayment for asset acquisition” account to reflect the value of 370,000 shares issued at $1.87, the closing price as of the contract date. The Company also corrected the share price used to recognize stock compensation expense from $20 to $1.87 for the 29,600 shares of common stock issued on the same day to several consultants. As a result, these adjustments reduced $6,708,100 for asset recognized and $536,648 for stock-compensation expense incurred in 2023.

The construction-in-progress property is planned to finish before the end of 2026.

Acquisition of land in Taoyuan City, Taiwan

On July 15, 2025, the Company entered into a definitive agreement with Shuling, pursuant to which Shuling shall transfer the ownership of certain land she owns, located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company, and owns over 10% of the Company’s issued and outstanding shares of common stock. In consideration for the Land, the Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. The transaction is closed on the same day, and the common stock warrants and restricted shares are issued on July 15, 2025 and July 16, 2025, respectively. The Company recognized $3,857,975 as the fair value of the issued common stocks and $798,486 for the fair value of the stock warrants based on the Black-Scholes valuation model, as the cost of the land, in total of $4,656,461, and $500,000 liability (included in Due to Related Parties – See Note 10) on its balance sheet.

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025, the Company issued 200,000 shares at $1.65 per share to Shuling as prepayment for the first-year service. For the year ended December 31, 2025, the Company recognized $151,250 consulting expense, with $178,750 remaining prepaid expense balance as of December 31, 2025.

Due to the administrative requirements governing title transfers in Taiwan, on February 24, 2026, to further secure the Company’s ownership interest in the Land, the Company and Shuling Jiang entered into a Nominee Holding and Transitional Arrangement Agreement. Pursuant to the agreement, the Land remains registered under the Landholder pending completion of the applicable regulatory review, and the Landholder is prohibited from selling, transferring, pledging, or otherwise disposing of the Property without the Company’s prior written consent. The final holding structure will be determined in accordance with Taiwan’s legal and regulatory requirements.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	December 31,	December 31,	Accounting
Name of investees	2025	2024	treatments
Braingenesis Biotechnology Co., Ltd.*	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Eye Corporation (see Note 10)	19.78%	19.78%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	24.97%	Equity Method
Rgene Corporation	37.00%	26.65%	Equity Method
BioLite Japan K.K.	49.00%	49.00%	Equity Method

*	This company was acquired by Canal Biotech Corporation Inc. Our stock is in the process of replacement with the stock of the acquired company and the ownership percentage is subject to change.

(2)	The extent the investee relies on the company for its business is summarized as follows:

Name of investees	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)
BioLite Japan K.K.	The Company’s joint venture noncontrolling subsidiary perform research and development activities and explore business opportunities in Japan
ForSeeCon Eye Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loaned from the investee and provides research and development support service
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs (referring to Note 4, Collaborative Agreements)

(3)	Long-term investment mainly consists of the following:

	December 31,
	2025	2024
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$7,014	$6,727
Genepharm Biotech Corporation	21,727	20,540
ForSeeCon Eye Corporation(d)	-	-
BioHopeKing Corporation (f)	-	762,983
Subtotal	28,741	790,250
Equity Method Investments, net
BioFirst Corporation(a)	1,298,038	1,468,504
Rgene Corporation(b)	551,686	-
BioLite Japan K.K. (BioLite JP)(c)	-	-
OncoX BioPharma, Inc.(e)	-	-
Total	$1,878,465	$2,258,754

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of December 31, 2025 and 2024, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of December 31, 2025, the amount of prepayment for long-term investment in BioFirst was $1,124,842.

Summarized unaudited financial information for the Company’s equity method investee, BioFirst, is as follows:

Balance Sheets

	December 31,
	2025	2024
Current Assets	$1,534,484	$1,323,952
Non-current Assets	1,124,625	1,083,472
Current Liabilities	4,508,191	3,508,413
Non-current Liabilities	122,508	114,606
Stockholders’ Deficit	(1,971,590)	(1,215,595)

Statements of operations

	Year Ended December 31,
	2025	2024
Net sales	$31,779	$357
Gross profit	31,779	216
Net loss	(737,414)	(770,877)
Share of losses from investments accounted for using the equity method	(180,626)	(339,171)

(b)	Rgene Corporation (the “Rgene”)

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

Summarized unaudited financial information for the Company’s equity method investee, Rgene, is as follows:

Balance Sheets

	December 31,
	2025	2024
Current Assets	$45,877	$46,491
Non-current Assets	230,366	222,988
Current Liabilities	1,648,570	1,546,123
Non-current Liabilities	509	319
Shareholders’ Deficit	(1,372,836)	(1,276,963)

Statements of operations

	Year Ended December 31,
	2025	2024
Net sales	$-	$-
Gross Profit	-	-
Net loss	(41,835)	(118,367)
Share of loss from investments accounted for using the equity method	(12,133)	-

(4)	Disposition of long-term investment

During the years ended December 31, 2025 and 2024, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows (not recognized since the carrying value of the investment was reduced to $0):

	Year Ended December 31,
	2025	2024
Share of equity method investee losses	$(192,759)	$(339,171)

(c)	BioLite Japan K.K. (BioLite JP)

In October 2021, the Company, Lucidaim Co., Ltd., a Japanese corporation (“Lucidaim,” together with the Company, the “Shareholders”), and BioLite Japan K.K., a Japanese corporation (“BioLite JP”) entered into a Joint Venture Agreement. BioLite JP is a private limited company incorporated on December 18, 2018. The business of the joint venture is the research and development of drugs, medical device and digital media, investment, fund running and consulting, distribution and marketing of supplements carried on by BioLite JP and its subsidiaries in Japan, or any other territory or businesses. At the date of the Agreement, BioLite JP has 10,000 ordinary shares authorized, with 3,049 ordinary shares issued and outstanding (the “Ordinary Shares”). Pursuant to the Agreement and the related share transfer agreement, Lucidaim shall own 1,555 Ordinary Shares (51%) and the Company shall own 1,494 Ordinary Shares (49%). The Company paid $150,000 towards the setup of the joint venture; BioLite Japan’s other shareholder also paid $150,000 after the Letter of Intent was signed. This prepayment is booked in prepayment for investment. As of December 31, 2025, the Company evaluated the investee’s business and financial conditions and determined to fully impair such prepayment.

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

(f)	BioHopeKing Corporation (BHK)

As discussed in Note 4 with our collaborative relationship with BHK, the Company has evaluated the progress of BHK’s development and determined that the decline in fair value is other-than temporary based on BHK’s deteriorating financial condition. As a result, the Company fully reduced the fair value of the investment on the book in the amount of NTD 25,015,830 (approximately $803,008).

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

The warrant exercise price was reset to $3.5 in accordance with the issuance of common stock in relation to securities purchase agreement in July 2023. On May 22, 2024, the exercise price of these warrants was reset to $0.75 along with the immediate exercise of existing warrants and issuance of the New Warrants. As of December 31, 2025, these Lind Warrants associated with the first Lind Note were fully exercised.

On November 17, 2023, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “2nd Lind Note”) in the principal amount of $1,200,000, for a purchase price of $1,000,000, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 2nd Lind Note shall be due and payable on May 19, 2025 and bears no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 2nd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents. Lind also received a 5-year common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share for a period of 5 years. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $480,795, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. During the year ended December 31, 2024, Lind converted $800,000 of 2nd Lind Note principal amounts into the Company’s common stocks. Refer to the common stock issuance details in Note 12, Equity. As of April 1, 2025, Lind has converted the remaining $400,000 principal balance into the Company’s common stocks.

On January 17, 2024, the Company entered another securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “3rd Lind Note”) in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 3rd Lind Note shall be due and payable on July 17, 2025 and bears no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 3rd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $394,071, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price. No conversion or repayment to 3rd Lind Note occurred during the year ended December 31, 2024.

On March 3, 2025, April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. The 3rd Lind Note balance was fully converted as of December 31, 2025.

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

Total interest expenses in connection with the above three Lind Notes were $340,240 and $773,139 for the years ended December 31, 2025 and 2024, respectively.

Other Convertible Notes Payable

On November 1, 2024 and November 5, 2024, the Company’s subsidiary, AiBtl, issued two convertible notes payable, each with a principal amount of $30,000 to two separate individuals, for total consideration of $60,000. Each note has a 1-year term and an implied annual discount rate of 6.89%. These convertible notes bear 0% interest rate and are convertible by the holders into AiBtl’s common stock at $5 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity. As of December 31, 2025, AiBtl is still negotiating the new term of these convertible notes.

The convertible notes payable is accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company evaluated the conversion feature and determined that it qualifies for equity classification as it meets the “fixed-for-fixed” criteria. The proceeds from the issuance were allocated to the present value of the liability component in aggregate for $56,132, and to debt discount for $3,867. The debt discount is recorded in additional paid-in capital in the statement of change in equity. The debt discount is being amortized over the 1-year term using the effective interest method. During the year ended December 31, 2025 and 2024, the Company recognized $3,221 and $646 in interest expense related to the amortization of the debt discount.

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

On December 3, December 8, and December 26, 2025, AiBtl issued three convertible notes payable to an individual investor, with a principal amount of $240,000, $100,000, and $150,000, respectively, for total consideration equal to the principal amounts. These notes, with identical terms, have a 1-year term and state annual interest rate of 20%, and are convertible by the holders into AiBtl’s common stock at $7.5 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity.

The Company recognized a total interest expense of $5,516 for the new convertible notes issued in December 2025 for the year ended December 31, 2025.

Convertible Notes Payable – Related Party

On July 8, 2025, AiBtl issued a convertible note payable with a principal amount of $150,000 to an employee of the Company, a related party, for total consideration of $150,000. The note has a 1-year term with a 0% interest rate and is convertible by the holders into AiBtl’s common stock at $10 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity. This note was repaid in December 2025.

On December 8 and December 30, 2025, AiBtl issued two convertible notes payable with principal amounts of $150,000 and $90,000, respectively, to an employee of the Company, a related party, for total consideration equal to the principal amounts. The notes have a 1-year term with a 20% interest rate and are convertible by the holders into AiBtl’s common stock at $7.5 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity.

The carrying amounts of the liability component are summarized as follows:

December 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Other Note	AiBtl	November 1, 2024	November 1, 2025*	$30,000	0%	$5.00	AiBtl	$30,000	30,000	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025*	30,000	0%	$5.00	AiBtl	30,000	30,000	30,000
Other Note	AiBtl	April 6, 2025	April 6, 2026	9,010	0%	$5.00	AiBtl	9,010	9,010	9,010
Other Note	AiBtl	December 3, 2025	December 3, 2026	240,000	0%	$7.50	AiBtl	240,000	240,000	240,000
Other Note	AiBtl	December 8, 2025	December 8, 2026	100,000	0%	$7.50	AiBtl	100,000	100,000	100,000
Other Note	AiBtl	December 26, 2025	December 26, 2026	150,000	0%	$7.50	AiBtl	150,000	150,000	150,000
				$559,010				$559,010	$559,010	$559,010

*	In the process of negotiating the new terms.

December 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Convertible note – related party	AiBtl	December 8, 2025	December 8, 2026	$150,000	20%	$7.50	AiBtl	$150,000	$150,000	$150,000
Convertible note – related party	AiBtl	December 30, 2025	December 30, 2026	90,000	20%	$7.50	AiBtl	90,000	90,000	90,000
				$240,000				$240,000	$240,000	$240,000

December 31, 2024	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Effective Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Unamortized Discount	Carrying Value	Fair Value
2nd LIND Note	ABVC	November 17, 2023	May 19, 2025	$1,200,000	0%	86.94%	$1.00	ABVC	$400,000	$118,048	$281,952	$480,000
3rd LIND Note	ABVC	January 17, 2024	July 17, 2025	1,000,000	0%	87.40%	$1.00	ABVC	1,000,000	388,685	611,315	1,200,000
Other Note	AiBtl	November 1, 2024	November 1, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,610	28,390	30,000
Other Note	AiBtl	November 5,2024	November 5, 2025	30,000	0%	6.89%	$5.00	AiBtl	30,000	1,611	28,389	30,000
				$2,260,000					$1,460,000	$509,954	$950,046	$1,740,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	December 31,
	2025	2024
Accrued research and development expense	$1,754,083	$1,799,583
Accrued directors and officers (owners) compensation	1,358,293	1,025,867
Cash portion of the Lind Note repayments	492,376	127,759
Accrued compensation and employee benefits	86,744	126,106
Others	470,133	430,107
Total	$4,161,629	$3,509,422

9. SHORT-TERM LOANS

(1)	Short-term loans consist of the following:

	December 31,
	2025	2024
Cathay United Bank	$89,512	$200,252
CTBC Bank	636,000	610,000
Other individual	30,000	30,000
Total	$755,512	$840,252

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD 7.5 million, equivalent to $228,750. The term started June 28, 2016 with maturity date on June 28, 2017. The loan balance bears interest at a floating prime rate plus 1.31%. The prime rate is based on term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year, and the next renewal date is September 6, 2026. As of December 31, 2025 and December 31, 2024, the effective interest rates per annum were 2.99% and 2.99%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. During the year ended December 31, 2025, the Company made payments of the loan in total NTD 3.75 million, equivalent to $120,400.

Interest expenses were $4,743 and $6,891 for the years ended December 31, 2025 and 2024, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NTD 10 million, equivalent to $327,500, and NTD 10 million, equivalent to $327,500, respectively. Both two loans with the same maturity date at January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every six months, and the next renewal date is July 10, 2026. The loan balances bear interest at a fixed rate of 2.5% per annum, and is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan has opened a TCD account with CTBC bank to guarantee the loan going forward.

Interest expenses were $15,962 and $15,557 for the years ended December 31, 2025 and 2024, respectively.

Other individual – Third party

On March 21, 2024, the Company issued an unsecured promissory note to a third party for the proceeds of $30,000. The note bears interest rate of 12% per annum and matures on March 21, 2025, or upon the occurrence of an event of default. The promissory note was extended to another year and matures on March 21, 2026, with the same terms.

Interest expenses were $ 3,600 and $2,811 for the year ended December 31, 2025 and 2024, respectively.

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

Revenues – related parties

During the year ended December 31, 2024, the Company received $296,000 in cash, pursuant to the licensing agreement and related amendment with FEYE, and recognized $296,000 revenue correspondingly. In addition, the Company received $200,000 in 2024, pursuant to the licensing agreement with OncoX, and recognized revenue correspondingly. Please refer to Note 4, Collaborative Agreements for details.

	Year Ended December 31,
	2025	2024
OncoX	$-	$200,000
FEYE	-	296,000
Total	$-	$496,000

Consulting fees – related parties

In March 2024, the BioLite engaged Lion Arts to provide operation, business development, human resources, and capital finance consulting services in Taiwan. The agreement is for 12 months expiring in February 2025, and was renewed for another 12 months expiring February 2026. The service fee is NTD 5,520,000 (approximately $173,328) for each of the contracts expiring 2025 and 2026.

In May 2025, BioLite entered another consulting agreement with Lion Arts for international business development for service fee of NTD 2,000,000 (approximately $62,800). This agreement is for 12 months expiring April 2026, and is optional for renewal upon mutual agreement.

The Company incurred consulting fees for both agreements of $219,992 and $104,083 for the years ended December 31, 2025 and 2024, respectively.

Due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	December 31,
	2025	2024
BioFirst (1)	$761,017	$589,340
Rgene (2)	2,347	-
Director (3)	24	565,711
Total	$763,388	$1,155,051

Due from related parties- Non-current, net

	December 31,
	2025	2024
BioFirst (Australia) (4)	$839,983	$839,983
BioHopeKing Corporation (5)	120,210	120,210
Total	1,014,193	1,014,193
Less: allowance for expected credit losses accounts	(1,014,193)	(1,014,193)
Net	$-	$-

(1)

On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of $337,707, which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of $347,883, which bears interest at 12% per annum for the use of working capital. In 2025, the Company entered several loan agreements with BioFirst, in the aggregate of $1,406,022. These loans bear 12% per annum, with the term of 12 months. During 2025, the Company also received around $203,026 repayment. The funds were used to support BioFirst’ daily operations.

As of December 31, 2025 and 2024, the outstanding loan balance were $761,016 and $535,918, respectively; accrued interest was $212,839 and $53,422, respectively. All the outstanding principal and interests were collected on February 26, 2026.

(2)

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

As of December 31, 2025 and 2024, the outstanding loan balance were $0 and $500,000, respectively; and accrued interest was $0 and $63,819, respectively. Both principal and accrued interest were converted to Rgene’s common stocks.

As of December 31, 2025 and 2024, the Company has other receivables amounted $2,347 and $1,892, respectively, from Rgene due to daily operations.

(3)	The director paid certain operating expenses on behalf of the Company.
(4)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of December 31, 2025 and 2024, the outstanding loan balances and allocated research fee were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2025 and 2024, due from BHK was both NTD 3,941,299 (approximately $120,210 and $120,210, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of NTD 3,941,299 as of December 31, 2024. No recovery was made during the year ended December 31, 2025.

The Company’s due from related parties are subject to certain risks that our collaborative parties, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of December 31, 2025, the Company’s comprehensive review of the balances of due from related parties indicates that there are no expected losses except those being recognized above. This conclusion is based on business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31,
	2025	2024
The Jiangs (1)	$300	$274,170
AiBtl Holding (2)	-	348,219
Shareholders (3)	-	142,130
Directors (4)	-	8,526
ForSeeCon (5)	70,000	-
OncoX (5)	35,404	-
Total	$105,704	$773,045

(1)	Since 2019, the Jiangs advanced funds to the Company for working capital purposes. As of December 31, 2025 and 2024, the outstanding balance due to the Jiangs amounted to $300 and $274,170, respectively. These loans bear no interest and are due on demand. In addition, during year ended 2025, the Company purchased a piece of land in Taiwan from Shuling Jiang, as discussed in Note 5.

(2)	On April 11, 2024, May 10, 2024, August 15, 2024, and December 24, 2024, AiBtl received short-term loans from its founding shareholder, AiBtl Holding, for the principal amounts of $40,000, $60,000, $33,732, and $214,487, respectively, for the purpose of daily operations. These loans do not bear interest and are payable on demand.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purposes. The advances bear interest rates around 12% per annum. As of December 31, 2024, the outstanding principal and accrued interest was $142,130. Interest expenses in connection with these loans were $21,101 for the years ended December 31, 2024.

(4)

As of December 31, 2024, due to Directors amounting to $8,526 was related to the daily operating expenses in 2024 paid by the Directors of AiBtl on behalf of the entity. All balance was repaid in 2025.

(5)	As of December 31, 2025, the funds received from ForSeeCon and OncoX were initially designated for their payments of licensing fees. Upon further review, management determined that these funds did not meet the fund-raising covenant requirements under licensing agreement. Accordingly, the Company will subsequently return these funds to ForSeeCon and OncoX.

11. INCOME TAXES

Income tax (benefit) expense for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	-	-
Foreign	24,154	(110,539)
Total Current	$24,154	$(110,539)
Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Deferred	$-	$-
Total provision for income tax expense (benefit)	$24,154	$(110,539)

Deferred tax assets (liability) as of December 31, 2025 and 2024 consist approximately of:

	December 31,
	2025	2024
Loss on impairment of Assets	$881,855	$713,223
Net operating loss carryforwards	6,473,705	5,677,413
Operating lease liabilities	446,376	178,014
Operating lease assets	(445,321)	(178,014)
Deferred tax assets, Gross	7,356,615	6,390,636
Valuation allowance	(7,356,615)	(6,390,636)
Deferred tax assets, net	$-	$-

13. EQUITY

Lind Offerings and Repayments

1st Lind Note

During the year ended December 31, 2024, the Company accepted the conversion of Lind Note with the Company’s common stock for 905,303 shares, for the carrying amount of $811,175. The 1st Lind Note was fully repaid in April 2024. Please refer to Note 7 for detail of the Lind Note.

2nd Lind Note

During the year ended December 31, 2024, the Company issued Lind in total of 800,000 shares of the Company’s common stock as the repayment of $800,000 principal of 2nd Lind Note. According to the amended agreement pursuant to Nasdaq requirements, the conversion price is subject to $1.00 floor price if the conversion price was below such floor, resulting in effective conversion price between $0.7907 to $0.4932. During 2024, the Company made additional $327,017 cash repayments, with $127,759 unpaid cash booked in Accrued Expenses and Other Current Liabilities.

On March 3, 2025 and April 1, 2025, Lind has converted the remaining $400,000 principal balance on 2nd Lind Note into 400,000 shares of the Company’s common stocks. All principal balance of 2nd Lind Note was fully converted as of April 1, 2025.

3rd Lind Note

On March 3, 2025, April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 936,239 shares of the Company’s common stocks. As of July 9, 2025, all outstanding balance of 3rd Lind Note was fully converted.

Stock-Based Compensation and Payments

2024

On January 27, 2024, the Company granted 1,302,726 restricted shares to its employees and directors under the 2016 Equity Incentive Plan as compensation for their previous services, amounted to $1,935,755, with an issuance date of February 2, 2024. These shares are subject to a three-year restriction period.

On May 24, 2024, the Company issued 200,000 shares of common stock amounted to $187,000 to a consultant for providing business and funding opportunities.

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

2025

During the year ended December 31, 2025, the Company compensated an employee with 550,000 shares of the Company’s common stocks amounting to $1,062,500 for her additional services. As of December 31, 2025, there are 100,000 shares totaling $254,000 that have not been issued.

During the year ended December 31, 2025, the Company compensated various business consultants with 1,815,193 shares of common stock amounting to $2,501,691, for their financial and business advisory services. As of December 31, 2025, 100,000 shares totaling $105,000 remain unissued.

In December 2025, the Company issued 14,792 shares of common stock as a payment for a former employee’s compensation, amounted to $43,849.

For the year ended September 31, 2025, the Company issued 333,456 shares of common stock, for the rent payments amounted to $383,526.

In connection with the Shuling Land transaction (see below Shuling Land Acquisition section), on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025, the Company issued 200,000 shares, amounted to $330,000, of restricted stock as a prepayment for Shuling’s first year service.

Private Offerings

In 2024, the Company received $31,040 from an investor to subscribe 41,387 shares of the Company’s common stock. These stocks were issued to the investor in September 2025 due to delay of certain administrative process.

During the year ended December 31, 2025, the Company conducted several private offerings of its common stock to several individual investors and issued 3,354,475 shares of common stocks at $0.60 to $1.95 per share, raising a total of $3,305,303.

Shuling Land Acquisition

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company and currently owns approximately 14.7% of the Company’s issued and outstanding shares of common stock. In consideration for the Land, the Company was to pay Shuling (i) 703,496 restricted shares of the Company’s common stock (the “Shares”) at a price of $3.50 per share and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.00 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership; the Company may reconsider the transaction at a later date. The shares were returned and booked as treasury stock, and the warrants were not issued.

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

13. STOCK OPTIONS AND WARRANTS

The Company’s 2025 annual meeting of shareholders approved an increase in the Company’s Amended and Restated 2016 Equity Incentive Plan (the “Plan”) up to a maximum of 15% of the number of issued and outstanding shares on the date of the meeting and permit the automatic increase of such shares available under the Plan, on January 1 of each year, by that number of shares equal to 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, commencing on January 1, 2026 and ending with the year that the additional number of shares equals 15% of the number of shares of common stock issued and outstanding as of December 31 of the previous year. As of the date of the 2025 annual meeting of shareholders, the outstanding share was 16,153,055 shares, which results in the maximum shares issuable of 2,422,958 shares under the Plan.

Stock Options

The Company has not granted any options during years ended December 31, 2025 and 2024. The Company’s most recent option grant was in 2022 that 76,190 shares (post-split) of common stock were granted to employees and certain consultants. The weighted average grant date fair value of options granted in 2022 was $27.9 (post-split). There are 386,021 options available for grant under the 2016 Equity Incentive Plan as of December 31, 2025. Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options over vesting period. As of December 31, 2025 and 2024, there were no unvested options.

The intrinsic value in this section as of December 31, 2025 is based on the Company’s closing stock price of $2.130 as quoted on the Nasdaq market.

Options issued and outstanding as of December 31, 2025, and their activities during the year then ended are as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	258,710	$27.9	6.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2025	258,710	27.9	5.74	$-
Exercisable as of December 31, 2025	258,710	27.9	5.74	$-
Vested and expected to vest	258,710	$27.9	5.74	$-

Stock Warrants - Shuling

Warrants issued and outstanding in connection with Shuling land transaction (See Note 5) as of December 31, 2025, and their activities during the year ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	-	$-	-	$-
Issued	1,000,000	2.50	4.54	-
Exercised	-	$-	-	-
Outstanding as of December 31, 2025	1,000,000	$2.50	4.54	$-

Stock Warrants – Lind Notes

On February 23, 2023, in connection with the issuance of the 1st Lind Note (referring to Note 7), the Company issued Lind a 5-year term of common stock purchase warrant to purchase up to 529,167 shares (post-split) of the Company’s common stock at an initial exercise price of $10.5 per share (post-split), subject to adjustment. The warrant exercise price was reset to $3.5 in accordance with the issuance of common stock in relation to securities purchase agreement in July 2023.

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

On January 5, 2025, the Company and Lind entered into a third letter agreement, pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. On July 1, 2025, Lind exercised 500,000 warrants at an exercise price of $1.00 per share and left 500,000 warrants as of December 31, 2025.

In July 2025, the Company received $83,567 in cash for 216,251 common stock warrant exercise from the placement agents of LIND notes. These warrants were issued in 2023 and 2024 along with the Lind Note financing.

Warrants issued and outstanding in connection with Lind convertible notes (See Note 12) as of December 31, 2025, and their activities during the year ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	2,029,167	$0.40	4.20	$195,542
Issued	-	-	-	-
Exercised	(1,529,167)	$0.60	-	-
Outstanding as of December 31, 2025	500,000	$1.00	3.39	$565,000

14. LEASE

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective approach and elected the transition practical expedient not to restate comparative periods. In applying the standard, the Company elected several practical expedients, including not reassessing whether existing or expired contracts contained leases, not reassessing prior lease classifications or initial direct costs, using hindsight when evaluating lease terms and potential impairments, and not reevaluating pre-existing land easements accounted for under ASC 840. The Company also elected the short-term lease exemption and generally accounts for lease and non-lease components separately.

Under ASC 842, the Company recognizes right-of-use (“ROU”) assets and corresponding lease liabilities on the consolidated balance sheets. ROU assets represent the right to use the underlying leased assets over the lease term, and lease liabilities represent the present value of future minimum lease payments. Because most leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement to measure lease liabilities. Future minimum lease payments primarily include fixed base rent obligations.

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

	December 31, 2025	December 31, 2024
ASSETS
Operating lease right-of-use assets	$1,913,278	$640,387
LIABILITIES
Operating lease liabilities (current)	317,557	403,581
Operating lease liabilities (non-current)	1,600,747	236,807

Supplemental Information

The following provides details of the Company’s lease expenses:

	Year Ended December 31,
	2025	2024
Operating lease expenses	$486,281	$514,420

Other information related to leases is presented below:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$102,761	$228,393
Stock paid for amounts included in the measurement of operating lease liabilities	$383,250	$255,788

	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term:
Operating leases	5.01 years	2.48 years

Weighted Average Discount Rate:
Operating leases	7.11%	1.19%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026	$441,029
2027	442,890
2028	447,886
2029	459,843
2030	422,821
Thereafter	70,814
Total future minimum lease payments, undiscounted	2,285,283
Less: Imputed interest	(366,979)
Present value of future minimum lease payments	$1,918,304

15. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of December 31, 2025 and up through the date of the consolidated financial statements was available to the issued.

16. SUBSEQUENT EVENTS

On January 12, 2026, the Company sold an aggregate amount of $256,000 on the same terms and conditions as the Reg S Offering; Pursuant to the share subscriptions, the Company has issued an aggregate of 131,280 shares of the Company’s common stock. The price at which the Shares were sold at $1.95 per share.

On January 20, 2026, Lind Global Fund II LP (“Lind”) exercised a total of 102,000 warrants to purchase shares of the Company’s common stock. Each warrant was exercised at a price of $1.00 per share, in accordance with the terms outlined in the original warrant agreement dated May 22, 2024. Following this transaction, Lind retains a remaining balance of 398,000 warrants. These warrants are set to expire on May 22, 2029.

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

On October 10, 2024, WWC agreed not to renew its engagement with the Company. WWC’s voluntary decision not to renew the engagement was approved and acknowledged by the Company’s board of directors on October 17, 2024.

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

Subsequent to the change of auditors, S&E identified certain matters that led to a restatement of previously issued financial statements. On March 31, 2025, we filed a Form 12b-25 stating that we required additional time to complete this annual report on Form 10-K. The Company and the audit committee of our board of directors, in consultation with S&E, concluded that our audited financial statements for the year ended December 31, 2023 required restatement and were not reliable. We reported this determination in a Form 8-K and filed the restated 2023 consolidated financial statements in our 2024 Form 10-K.

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

The material weaknesses discussed above also resulted in the restatement of our previously filed financial statements for the quarterly period ended September 30, 2025.

As a result of the material weaknesses disclosed above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the fiscal year ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Set forth below is certain biographical information regarding each of our directors and officers as of the date of this annual report.

Name	Age	Title
Eugene Jiang	39	Chairman of the Board and Chief Business Officer (“CBO”)
Dr. Uttam Patil	40	Chief Executive Officer (“CEO”), Interim CFO
Dr. Tsung-Shann (T.S.) Jiang	72	Chief Scientific Officer (“CSO”), Chief Strategy Officer (“CSTRO”) and Director
Dr. Tsang Ming Jiang	65	Director
Dr. Chang-Jen Jiang	70	Director
Norimi Sakamoto	55	Independent Director
Yen-Hsin Chou	37	Independent Director
Hsin-Hui Miao	60	Independent Director
Yoshinobu Odaira	78	Independent Director
Che-Wei Hsu	44	Independent Director
Shuling Jiang	70	Director
Yu-Min (Francis) Chung	61	Independent Director

Eugene Jiang served as our CEO and President from the Company’s inception in July 2015 until he resigned on September 15, 2017. He remains the Chairman of the Board. He has also served as our CBO since September 2019 and serves as the CBO of BioKey, Inc. Since March 13, 2025, Eugene Jiang was appointed as AiBtl’s Chief Financial Officer. Mr. Jiang has also served as Director for BioLite Incorporation since June 2015 and as Director for BioFirst Corp. since 2012. He has also served as CEO for Genepro Investment Company since March 2010. Mr. Jiang obtained a PMBA degree from National Taiwan University in 2017 and an EMBA degree from the University of Texas in Arrington in 2010. And in 2009, Mr. Jiang received a bachelor’s degree in Physical Education from Fu-Jen Catholic University.

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

Dr. T.S. Jiang, has served as the Company’s Chief Strategy Officer since September 2019. Since March 13, 2025, Dr. Jiang was also appointed as AiBtl’s Chief Strategy Officer. Dr. Jiang serves as the CEO of Biokey, Inc. since December 2021, as a director of BioFirst Corp. since 2013, and has been the CEO and chairman of BioLite, Inc., a subsidiary of BioLite BVI, Inc., since January 2010. Prior to BioLite, Dr. Jiang served as the president and/or chairman of multiple biotech companies in Taiwan, including PhytoHealth Corporation from 1998 to 2009 and AmCad BioMed Corporation from 2008 to 2009. In addition, Dr. Jiang is a director on various biotech associations, such as the Taiwan Bio Industry Organization (Taiwan) from 2006 to 2008 and the Chinese Herbs and Biotech Development Association in Taiwan from 2003 to 2006. Dr. Jiang was an assistant professor at University of Illinois from 1981 to 1987 and an associate professor at Rutgers, the State University of New Jersey from 1987 to 1990 and served as a professor at a few Taiwanese universities during a period from 1990 to 1993, such as National Taiwan University, National Cheng Kung University and Tunghai University. Dr. Jiang obtained his bachelor’s degree in Engineering and Chemical Engineering from National Taiwan University in Taiwan in 1976, masters and Ph.D. from Northwestern University in the U.S. in 1981 and Executive Master of Business Administration (“EMBA”) from National Taiwan University in Taiwan in 2007. As a successful entrepreneur, Dr. Jiang has developed and commercialized PG2 Lyo Injection, a new drug to treat cancer-related fatigue. From 1998 to 2009, Dr. T. S. Jiang served as President of Phyto Health Corporation where he led a project team to develop PG2 Injectable. This product was extracted, isolated and purified from a type of Traditional Chinese Medicine. PG2 Injection was intended for cancer patients who had trouble recovering from severe fatigue. Dr. Jiang oversaw and managed the R&D department, daily corporate operations and business of Phyto Health Corporation when he was the President. PG2 Lyo Injection received approval on its NDA from Taiwan Food and Drug Administration in 2010 and later was launched into the Taiwan market in 2012. We believe that Dr. Jiang provides leadership and technological guidance on our strategic development and operations.

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

Yen-Hsin Chou, has served as a financial specialist at Mega Bank since 2011. Ms. Chou’s responsibilities primarily include customer services and financial consultations. Ms. Chou received a bachelor’s degree in finance and economics from Yuan Ze University School of Economics in 2010.

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

Che-Wei Hsu, is currently employed as a clerk by Chunghwa Post Co., Ltd. since August 2016; previously she was a teacher in a Junior High School. Ms. Hsu received a bachelor’s degree from Tunghai University School of Chinese Literature in 2004.

Shuling Jiang, has served as a director for various companies, including BioLite, Inc. and BioFirst Corp, since 2017 and started to serve as Managing Director for Biokey, Inc. in 2022. Ms. Jiang received a bachelor’s degree from National Taiwan Normal University School of Music in 1978 and a master’s degree from Northwestern University School of Music in 1983.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2025 were timely made.

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

Family Relationships

There are no family relationships among the executive officers and directors of the Company, except that Dr. Tsang Ming Jiang, Dr. Tsung-Shann Jiang and Dr. Chang-Jen Jiang are brothers, Mr. Eugene Jiang is Dr. Tsung-Shann Jiang’s son, and the marital relationship between Yoshinobu Odaira and Norimi Sakamoto.

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. During the fiscal quarter ended December 31, 2026, the Company has not adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Uttam Patil (1)	2025	-		-	-				-
	2024	-		107,623	-				107,623

Leeds Chow (2)	2025	-		-	-				-
	2024	33,968		76,873	-				110,571

Tsung-Shann Jiang (3)	2025	200,000		-	-				200,000
	2024	200,000		153,746	-				353,746

Eugene Jiang (4)	2025	200,000		-	-				200,000
	2024	200,000		215,244	-				415,244

(1)	Dr. Doong was appointed as the CEO on September 15, 2017. Dr. Doong later resigned from his position as the Company’s CEO on June 21, 2023. The Company’s board of directors appointed Dr. Uttam Patil to replace Dr. Doong as the Company’s CEO.

(2)	Mr. Chow was appointed as the CFO on September 4, 2022 and resigned on March 5, 2025.

(3)	Dr. Jiang was appointed as the CSTRO on September 1, 2019. Dr. Jiang was also appointed as the Company’s CSO on June 15, 2023, to replace Dr. King, who resigned from his position as CSO.

(4)	Eugene Jiang was appointed as CBO on September 1, 2019.

Narrative Disclosure to Summary Compensation Table

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Our board approved and adopted the Amended and Restated 2016 Equity Incentive Plan on September 12, 2020 (the “Plan”), a copy of which is attached hereto as exhibit 10.64.

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

Outstanding Equity Awards at Fiscal Year End

At the Company’s annual shareholder meeting, to be held on March 26, 2026 (the “Meeting”), the Company’s shareholders are being asked to approve a proposal to amend the Company’s Amended and Restated 2016 Equity Incentive Plan (the “Plan”) to increase the number of shares available under the Plan to an amount up to a maximum of 15% of the number of issued and outstanding shares on the date of the Meeting and permit the automatic increase of such shares available under the Plan, on January 1 of each year, by that number of shares equal to 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, commencing on January 1, 2026 and ending with the year that the additional number of shares equals 15% of the number of shares of common stock issued and outstanding as of December 31 of the previous year. As of the date hereof, there are 1,638,680 shares remaining available for issuable under the Plan.

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2025:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS*						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Howard Doong	8,572	1,071	-	20.0	Nov 20, 2031	-	-	-	-
	40,000	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Chihliang An	5,476	952	-	20.0	Nov 20, 2031
	23,333	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Tsung-Shann	3,411	-	-	20.0	Nov 20, 2031
Jiang	3,000	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Richard	8,214	1,429	-	20.0	Nov 20, 2031
Chi-Hsin King	31,667	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Eugene Jiang	7,242	1,219	-	20.0	Nov 20, 2031
	3,000	-	-	30.0	Oct 15, 2032
	15,238	-	-	30.0	Apr 16, 2033

Uttam Patil	-	-	-	-	-

*	All number of options and exercise prices are adjusted for 1:10 reverse stock split in 2023.

Compensation of Directors

We did not pay stock options to directors in fiscal year 2025.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

We maintain an employment agreement with Dr. Chi-Hsin Richard King (“King Employment Agreement”), pursuant to which he shall receive an annual base salary of $50,000. As of December 31, 2017, we paid Mr. King 10,416 shares of the Company’s common stock at a per share price of $1.60 as opposed to cash compensation. Under King Employment Agreement, Dr. King is employed as the CSO of the Company. We may terminate employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts because of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary. On August 21, 2019, all of the Board members present at the Meeting, unanimously reelected Dr. Richard King as the Chief Scientific Officer (“CSO”), which became effective on September 1, 2019 for a term of three years. On June 13, 2023, Dr. Richard King resigned from his position as the CSO after being related in 2022. The Company’s board of directors appointed Dr. Jiang to replace Dr. Richard King as the CSO.

On August 21, 2019, all of the Board members present at the Meeting, except Eugene Jiang, appointed Mr. Eugene Jiang, the current Chairman of the Board, as the Chief Business Officer, effective since September 1, 2019 for a term of three years.  Mr. Eugene Jiang excused himself from the discussion regarding his appointment as the Chief Business Officer of the Company during the Board meeting. Mr. Jiang was reelected in 2022 and her contract was renewed for another three years.

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

Disclosure of Registrant’s Action to Recover Erroneously Awarded Compensation

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

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 27, 2026 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of February 27, 2026, we had 25,440,407 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Uttam Patil	72,428	*
Eugene Jiang (1)	126,644	*
Yen-Hsin Chou	41,956	*
Hsin-Hui Miao	41,505	*
Dr. Tsang-Ming Jiang	41,994	*
Norimi Sakamoto	41,854	*
Dr. Tsung-Shann Jiang (2)(4)	543,589	2.1%
Dr. Chang-Jen Jiang (3)	41,945	*
Yoshinobu Odaira	57,758	*
Che-Wei Hsu	41,489	*
Shuling Jiang (4)	3,735,572	14.7%
Yu-Min Chung	41,387	*
All officers and directors as a group (Twelve (12) persons)	4,828,121	19.0%
YuanGene Corporation (5)	829,699	3.3%

*	less than 1%.

(1)	Eugene Jiang held 126,644 shares through direct ownership.

(2)	Dr. Tsung-Shann Jiang held 167,599 shares of common stock through his ownership in YuanGene Corporation, 722 shares through Rgene Corporation, 608 shares through BioFirst, 13,630 shares through Lion Arts, and the rest of 361,030 shares through direct ownership.

(3)	Dr. Chang-Jen Jiang held 97 shares of common stock in the Company through his ownership in BioFirst, 1 share through Rgene, and the rest of 41,847 shares through direct ownership.

(4)	Ms. Shuling Jiang held 662,100 shares of common stock through his ownership in YuanGene Corporation, 964 shares through Rgene Corporation, 8,833 shares through BioFirst, 112 shares through BioLite, 48,761 shares through Liongene, 21,313 shares through Keypoint, 1,012 shares through Genepro, 53,845 shares through Lion Arts, and the rest of 2,938,632 shares through direct ownership.

(5)	YuanGene Corporation is a company wholly-owned by Lion Arts, which is owned by Shu-Ling Chiang (80%) and Dr. Tsung-Shann Jiang (20%); however, YuanGene appointed Eugene Jiang to have sole voting control over the shares held by YuanGene, the principal office address of which is 2nd floor, Building B, SNPF Plaza, Savalalo, Apia, Samoa.

Securities authorized for issuance under equity incentive plans.

Equity Compensation Plan Information

The following table discloses information as of December 31, 2025, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

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

Real Estate Purchase

Acquisition of land in Puli Township, Taiwan

In March 2024, AiBtl issued 1,534,000 AiBtl’s common stocks to acquire farmland in Taiwan, which land will be used for developing health related businesses. However, upon the closing of the transaction, both parties are aware of such Taiwan’s legal restrictions prohibiting foreign entities directly owning farmland. In August 2024, the Company incorporated a controlling subsidiary, Yunzhiyi, to be holding the title of the land upon government’s approval. On March 31, 2025, AiBtl and the landowners executed the Nominee Holding Agreement, Land Lease Agreement, and Consulting Agreement, under the witness of and confirmed by a legal counsel in Taiwan, in which the landowners unconditionally grant the full legal rights to the land to AiBtl before the completion of the title transfer. Based on the execution of the agreement, AiBtl recognized $7,670,000 ($5 per share of AiBtl’s common stock) of land on its balance sheet.

To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month, and AiBtl recorded $5,421 in acquisition costs associated with the transaction. As of the reporting date, government review of the transfer of land title to Yun Zhi Yi is pending completion.

Acquisition of land in Taoyuan City, Taiwan

On February 6, 2024, the Company entered into a definitive agreement with Shuling Jiang (“Shuling”), pursuant to which Shuling shall transfer the ownership of certain land she owns located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company and currently owns approximately 14.7% of the Company’s issued and outstanding shares of common stock. On May 16, 2024, the Company’s board of directors determined that it was in the best interest of the Company and its shareholders to terminate the Agreement and not proceed with the transfer of land ownership; the Company may reconsider the transaction at a later date. The shares were returned and the warrants were not issued. On June 3, 2025, at the Company’s annual general shareholder meeting, the shareholders approved the issuance of 2,035,136 restricted shares of the Company’s common stock at a price of $1.65 per share and five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share, to purchase the above Land from Shuling. On July 15, 2025, the Company closed the purchase of Land from Shuling and issued 2,035,136 shares of restricted common stocks and 1,000,000 shares of warrants and to Shuling on July 16, 2025 and July 15, 2025, respectively. Due to the administrative requirements governing title transfers in Taiwan, on February 24, 2026, to further secure the Company’s ownership interest in the Land, the Company and Shuling Jiang entered into a Nominee Holding and Transitional Arrangement Agreement. Pursuant to the agreement, the Land remains registered under the Landholder pending completion of the applicable regulatory review, and the Landholder is prohibited from selling, transferring, pledging, or otherwise disposing of the Property without the Company’s prior written consent. The final holding structure will be determined in accordance with Taiwan’s legal and regulatory requirements.

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

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025, the Company issued 200,000 shares at $1.65 per share to Shuling as prepayment for the first-year service. For the year ended December 31, 2025, the Company recognized $151,250 consulting expense, with $178,750 prepaid expense balance on the balance sheet as of December 31, 2025.

Other related party transactions

Due from related parties:

(1)

On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of $337,707, which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of $347,883, which bears interest at 12% per annum for the use of working capital. In 2025, the Company entered several loan agreements with BioFirst, in the aggregate of $1,406,022. These loans bear 12% per annum, with the term of 12 months. During 2025, the Company also received around $203,026 repayment. The funds were used to support BioFirst’ daily operations.

As of December 31, 2025 and 2024, the outstanding loan balance were $761,016 and $535,918, respectively; accrued interest was $212,839 and $53,422, respectively. All the outstanding principal and interests were collected on February 26, 2026.

(2)

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

As of December 31, 2025 and 2024, the outstanding loan balance were $0 and $500,000, respectively; and accrued interest was $0 and $63,819, respectively. Both principal and accrued interest were converted to Rgene’s common stocks.

As of December 31, 2025 and 2024, the Company has other receivables amounted $2,347 and $1,892, respectively, from Rgene due to daily operations.

(3)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of December 31, 2025 and 2023, the outstanding loan balances and allocated research fee were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(4)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of December 31, 2025 and 2024, due from BHK was both NTD 3,941,299 (approximately $120,210 and $120,210, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of $120,210 for the year ended December 31, 2024. No recovery was made during the year ended December 31, 2025.

(5)	The Company entered a convertible loan agreement with Rgene in 2022 and has been working with Rgene to obtain approval for the Company to exercise the conversion from Department of Investment Review in Taiwan, a government agency reviews foreign investors conducting investment in Taiwan. In May 2024, the conversion request for the conversion was approved, but the Company was not informed by Rgene until April 2025. After the conversion, the Company owns 37% of outstanding shares of Rgene,

The Company’s due from related parties are subject to certain risks that our collaborative parties would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of December 31, 2025, the Company’s comprehensive review of the due from related party balances indicates that there are no expected losses except those being recognized above. This conclusion is based on business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties:

(1)	Since 2019, the Jiangs advanced funds to the Company for working capital purposes. As of December 31, 2025 and 2024, the outstanding balance due to the Jiangs amounted to $682,776 and $274,170, respectively. These loans bear no interest and are due on demand. In addition, during year ended 2025, the Company purchased a piece of land in Taiwan from Shuling Jiang, as discussed in Note 5 to the financial statements.

(2)	On April 11, 2024, May 10, 2024, August 15, 2024, and December 24, 2024, AiBtl received short-term loans from its founding shareholder, AiBtl Holding, for the principal amounts of $40,000, $60,000, $33,732, and $214,487, respectively, for the purpose of daily operations. These loans do not bear interest and are payable on demand.

(3)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purposes. The advances bear interest rates around 12% per annum. As of December 31, 2024, the outstanding principal and accrued interest was $142,130. Interest expenses in connection with these loans were $21,101 for the years ended December 31, 2024.

(4)	As of December 31, 2024, due to Directors amounting to $8,526 was related to the daily operating expenses in 2024 paid by the Directors of AiBtl on behalf of the entity. All balance was repaid in 2025.

(5)	As of December 31, 2025, the funds received from ForSeeCon and OncoX were initially designated for their payments of licensing fees. Upon further review, management determined that these funds did not meet the fund-raising covenant requirements under licensing agreement. Accordingly, the Company will subsequently return these funds to ForSeeCon and OncoX.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended December 31,
	2025	2024
Audit Fees*	$155,000	$210,000
Audit Related Fees	3,000	15,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$158,000	$225,000

*	The Audit Fee in 2024 includes the reaudit of our 2023 financial statements.

Audit Fees. Audit Fees consist of fees for professional services rendered by our principal accountants for the contemporaneous audit of our annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (35)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
3.7	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.8	Certificate of Amendment to Articles of Incorporation filed on December 30, 2015 (5)
3.9	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.10	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (3)
3.11	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (36)
4.1	Form of Warrant (7)
4.2	Description of Securities registered under Section 12 of the Exchange Act (27)
4.3	Form of Placement Agent Warrant for Lind Offering (30)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.4	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.5	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.6	Employment Agreement with Uttam Patil (31)
10.7	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.8	Form of Commercial Security Agreement (18)
10.9	Reserved
10.10	Reserved
10.11	Reserved
10.12	Reserved
10.13	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (28)
10.14	Joint Venture Agreement between the Company, Lucidaim Co., Ltd. And BioLite Japan K.K.(26)
10.15	Reserved
10.16	Clinical Development Service Agreement between the Company and Rgene dated June 10, 2022 (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential) (10)
10.17	Promissory Note dated June 16, 2022 issued by Rgene Corporation to the Company (29)
10.18	Securities Purchase Agreement (30)
10.19	Form of Note (30)
10.20	Form of Warrant (30)

10.21	Security Agreement (30)
10.22	Guarantor Security Agreement (30)
10.23	Guaranty (30)
10.24	Trademark Security Agreement with Rgene Corporation (30)
10.25	Trademark Security Agreement with BioFirst Corporation (30)
10.26	Patent Security Agreement (30)
10.27	Copyright Security Agreement (30)
10.28	Stock Pledge Agreement (30)
10.29	Form of 2nd Lind Note (32)
10.30	Form of 2nd Lind Warrant (32)
10.31	Securities Purchase Agreement dated November 17, 2023 (32)
10.32	First Amendment To Security Agreement (32)
10.33	First Amendment To Guarantor Security Agreement (32)
10.34	First Amendment to Guaranty (32)
10.35	Securities Purchase Agreement dated January 17, 2024 (33)
10.36	Form of 3rd Placement Agent Warrant (34)
10.37	Second Amendment To Security Agreement (33)
10.38	Second Amendment To Guarantor Security Agreement (33)
10.39	Second Amendment to Guaranty (33)
10.40	Form of 3rd Lind Note (33)
10.41	Form of 3rd Lind Warrant (33)
10.42	Amendment No. 1 to 2nd Lind Note (37)
10.43	Amendment No. 2 to 2nd Lind Note (38)
10.44	Amendment No. 1 to 3rd Lind Note (39)
10.45	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (40)
10.46	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (40)
10.47	Lind Letter Agreement dated May 22, 2024 (41)
10.48	Lind Form of Warrant dated May 22, 2024 (41)
10.49	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (42)
10.50	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (42)
10.51	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (43)
10.52	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (43)
10.53	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (44)
10.54	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (44)
10.55	Letter Agreement dated January 5, 2025 (46)
10.56	Land Transfer Plan dated March 31, 2025 (47)
10.57	Nominee Holding Agreement dated April 1, 2024 (47)
10.58	Land Lease Agreement dated April 1, 2024 (47)
10.59	Addendum to Definitive Licensing Agreement between ABVC and AiBtl dated March 11, 2025 (47)
10.60	Addendum to Definitive Licensing Agreement between BioLite and AiBtl dated March 11, 2025 (47)

10.61	Yunzhiyi Land Holding Agreement dated October 28, 2024 (47)
10.62	Form of Purchase Agreement (48)
10.63	Form of Voting Rights Proxy Agreement (48)
10.64	Second Amended and Restated 2016 Equity Incentive Plan (49)
10.65	Form of Warrant (50)
10.66	Definitive Agreement between the Company and Shuling Jiang (50)
10.67	Consulting Agreement (50)
14.1	Code of Ethics (23)
16.1	Letter from KCCW Accountancy Corp. to the U.S. Securities and Exchange Commission (24)
19.1	Insider Trading Policy (45)
21.1	List of subsidiaries+
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++
97	Policy For Recovery of Erroneously Awarded Incentive Compensation (45)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith

++	Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2022.

(25)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 12, 2022.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2021.

(27)	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(28)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 21, 2022.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 23, 2023.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(34)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed June 6, 2022

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

(45)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed March 15, 2024

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 6, 2025

(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on April 15, 2025

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 30, 2025

(49)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 27, 2025

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on July 18, 2025

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2026

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
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Uttam Patil	Chief Executive Officer (Principal Executive Officer)	March 3, 2026
Uttam Patil

/s/ Uttam Patil	Interim Chief Financial Officer (Principal Financial Officer)	March 3, 2026
Uttam Patil

/s/ Eugene Jiang	Chairman of the Board of Directors	March 3, 2026
Eugene Jiang

/s/ Yen-Hsin Chou	Director	March 3, 2026
Yen-Hsin Chou

/s/ Hsin-Hui Miao	Director	March 3, 2026
Hsin-Hui Miao

/s/ Tsang-Ming Jiang	Director	March 3, 2026
Tsang-Ming Jiang

/s/ Shuling Jiang	Director	March 3, 2026
Shuling Jiang

/s/ Norimi Sakamoto	Director	March 3, 2026
Norimi Sakamoto

/s/ Tsung-Shann Jiang	Director	March 3, 2026
Tsung-Shann Jiang

/s/ Chang-Jen Jiang	Director	March 3, 2026
Chang-Jen Jiang

/s/ Yoshinobu Odaira	Director	March 3, 2026
Yoshinobu Odaira

/s/ Che-Wei Hsu	Director	March 3, 2026
Che-Wei Hsu

/s/ Yu-Min (Francis) Chung	Director	March 3, 2026
Yu-Min (Francis) Chung