Form 10-Q
period 2026-03-31
ABVC BIOPHARMA, INC.
filed 2026-05-18
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 26,000,442 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$140,324	$681,480
Restricted cash	-	645,505
Due from related parties	167,324	763,388
Convertible notes receivable – related parties	28,998	-
Short-term investments	62,185	64,354
Prepaid expense and other current assets	250,017	346,616
Total Current Assets	648,848	2,501,343

Property and equipment, net	12,822,985	12,835,409
Operating lease right-of-use assets	1,826,905	1,913,278
Long-term investments	1,845,770	1,878,465
Prepayment for long-term investments	1,789,703	1,124,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	106,417	116,966
Total Assets	$19,732,528	$21,062,203

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank and other loans	$88,737	$755,512
Accrued expenses and other current liabilities	4,154,364	4,161,629
Contract liabilities	12,600	12,600
Operating lease liabilities	332,252	317,557
Due to related parties	277	105,704
Taxes payable	5,888	11,964
Convertible notes payable – third parties	559,010	559,010
Convertible notes payable – related parties	240,000	240,000
Total Current Liabilities	5,393,128	6,163,976

Operating lease liability – non-current	1,510,943	1,600,747
Total Liabilities	6,904,071	7,764,723
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 25,767,664 and 25,053,193 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	25,767	25,053
Stock to be issued	422,492	359,000
Additional paid-in capital	97,152,918	96,008,258
Accumulated deficit	(78,418,603)	(76,858,361)
Accumulated other comprehensive income	499,650	487,602
Treasury stock	(8,909,691)	(8,909,691)
Total Stockholders’ equity	10,772,533	11,111,861
Noncontrolling interest	2,055,924	2,185,619
Total Equity	12,828,457	13,297,480

Total Liabilities and Equity	$19,732,528	$21,062,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2026	2025
Revenues	$-	$-

Cost of revenues	-	-

Gross (loss) profit	-	-

Operating expenses
Selling, general and administrative expenses	751,998	615,371
Research and development expenses	33,100	28,861
Stock-based compensation	787,374	48,773
Total operating expenses	1,572,472	693,005

Loss from operations	(1,572,472)	(693,005)

Other income (expense)
Interest income	3,765	19,071
Interest expense	(49,377)	(222,967)
Operating sublease income	12,000	12,000
Gain (loss) on foreign exchange changes	(51,156)	(9,912)
Loss on investment in equity securities	(31,416)	(50,877)
Other income (expenses)	(1,281)	1,500
Total other income (expenses)	(117,465)	(251,185)

Loss before provision income tax	(1,689,937)	(944,190)

Provision for income tax expense	-	-

Net loss	(1,689,937)	(944,190)

Net loss attributable to non-controlling interests	(129,695)	(102,115)

Net loss attributed to ABVC and subsidiaries	(1,560,242)	(842,075)
Foreign currency translation adjustment	12,048	(1,493)
Comprehensive loss	$(1,548,194)	$(843,568)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	25,448,516	14,968,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(1,689,937)	$(944,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,783	7,021
Stock-based compensation	787,374	48,773
Other non-cash expenses	-	210,040
Loss on investment in equity securities	31,416	50,877
Short-term investments	1,168	-
Amortization of right-of-use asset	86,373	106,927
Changes in operating assets and liabilities:
Inventories	-	(11,460)
Prepaid expenses and other current assets	96,599	(149)
Due from related parties	(133,778)	54,113
Other assets – tenant security deposit	-	5,029
Accrued expenses and other current liabilities	(7,265)	40,113
Tax payable	(5,944)	-
Tenant security deposit	9,077	-
Operating lease liabilities	(75,109)	(106,927)
Net cash used in operating activities	(894,243)	(539,833)

Cash flows from investing activities
Payment for convertible notes receivable	(32,000)	-
Repayment from related parties	759,123	-
Prepayment for Long-term investment	(680,000)	-
Net cash provided by investing activities	47,123	-

Cash flows from financing activities
Repayment of short-term loans	(661,650)	(29,250)
Proceeds from exercise of warrants	102,000	411,667
Common stock subscription	319,492	-
Due to related parties, net	(102,023)	46,339
Net cash (used in) provided by financing activities	(342,181)	428,756

Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,640	6,830

Net decrease in cash and cash equivalents and restricted cash	(1,186,661)	(104,247)

Cash and cash equivalents and restricted cash
Beginning	1,326,985	863,815
Ending	$140,324	$759,568

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$4,190	$5,231
Income taxes paid	$5,944	$-

Non-cash financing and investing activities
Acquiring control of the land	$-	$7,670,000
Issuance of common stock for conversion of debt	$-	$47,579
Conversion of convertible note due from related parties to equity investment	$-	$563,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional			Treasury Stock			Stockholders’
	Number of		Subscribed	Paid-in	Accumulated	Comprehensive	Number of		Noncontrolling	Equity
	shares	Amounts	stock	Capital	Deficit	Income	Shares	Amount	Interest	(Deficit)
Balance at December 31, 2024	13,868,484	$13,868	$31,040	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959
Issuance of common shares for Lind CN Repayment	400,000	400	-	47,179	-	-	-	-	-	47,579
Issuance of common shares for exercise of warrants	1,029,167	1,029	-	410,638	-	-	-	-	-	411,667
Stock-based compensation	80,654	81	-	48,692	-	-	-	-	-	48,773
Acquiring control of the land	-	-	-	4,513,795	-	-	-	-	3,156,205	7,670,000
Net loss	-	-	-	-	(842,075)	-	-	-	(102,115)	(944,190)
Cumulative transaction adjustments	-	-	-	-	-	(1,493)	-	-	-	(1,493)
Balance at March 31, 2025	15,378,305	$15,378	$31,040	$83,615,369	$(69,791,882)	$444,172	(730,641)	$(8,909,691)	$2,551,909	$7,956,295
Balance at December 31, 2025	25,053,193	$25,053	$359,000	$96,008,258	$(76,858,361)	$487,602	(730,641)	$(8,909,691)	$2,185,619	$13,297,480
Issuance of common shares for warrant exercise	102,000	102	-	101,898	-	-	-	-	-	102,000
Issuance of common shares in private placements	131,280	131	-	255,869	-	-	-	-	-	256,000
Stock subscription received	-	-	63,492	-	-	-	-	-	-	63,492
Stock-based compensation	481,191	481	-	786,893	-	-	-	-	-	787,374
Net loss for the period	-	-	-	-	(1,560,242)	-	-	-	(129,695)	(1,689,937)
Cumulative transaction adjustments	-	-	-	-	-	12,048	-	-	-	12,048
Balance at March 31, 2026	25,767,664	$25,767	$422,492	$97,152,918	$(78,418,603)	$499,650	(730,641)	$(8,909,691)	$2,055,924	$12,828,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the three months ended March 31, 2026, the Company reported net loss of $1,689,937. As of March 31, 2026, the Company’s working capital deficit was $4,744,280. In addition, the Company had net cash outflows of $894,243 from operating activities for the three months ended March 31, 2026. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated. These financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2026, and results of operations and cash flows for the three months ended March 31, 2026 and 2025. The unaudited interim condensed consolidated balance sheet as of March 31, 2026 has been derived from the audited financial statements at December 31, 2025, and interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s audited consolidated financial statements.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, short-term investments, due from related parties, and other current assets, accrued expenses and other current liabilities, and due to related parties, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loans and convertible notes payable approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of the limit of $95,400 (NTD 3.0 million) covered by Taiwan Central Deposit Insurance Corporation, and the limit of $250,000 covered by the U.S. Federal Deposit Insurance Corporation’s (“FDIC”) insurance limits. As of March 31, 2026 and December 31, 2025, the Company had approximately nil and $265,521, respectively, in cash and cash equivalent balances that were in excess of the FDIC limits. However, the Company does not anticipate any losses on excess deposits. The Company does not enter into financial instruments for hedging, trading or speculative purposes.

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

Concentration of Clients

As of March 31, 2026 and December 31, 2025, management estimated all accounts receivable balances are uncollectible. Credit loss expenses were nil for both of the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026, the Company did not generate any revenue.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents amounted to $140,324 and $681,480, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consists of cash held in a reserve bank account in Taiwan. As of March 31, 2026 and December 31, 2025, the Company’s restricted cash amounted $0 and $645,505 (NTD 20.3 million), respectively.

Accounts receivable and allowance for expected credit losses accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amount.

The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon the assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Allowance balance for expected credit losses accounts were $616,447 and $614,470 as of March 31, 2026 and December 31, 2025, respectively.

Convertible Notes Receivable

The Company’s convertible note receivable is carried at amortized cost, net of an allowance for credit losses. Because the underlying equity is not readily convertible to cash, the conversion option is not bifurcated under ASC 815. Interest income, including any premium or discount amortization, is recognized using the effective interest method. The Company evaluates expected credit losses based on historical experience and supportable forecasts.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC 718 “Compensation-Stock Compensation”. Total director, officer, and employee stock-based compensation expenses were $69,171 and $0 for the three months ended March 31, 2026 and 2025, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $106,287 and $48,773 for rent for the three months ended March 31, 2026 and 2025, and $611,916 and nil for consulting services for the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to ABVC’s common stockholders	$(1,560,242)	$(842,075)

Denominator:
Weighted-average shares outstanding – Basic & Diluted	25,448,516	14,968,232
Loss per share
-Basic & Diluted	$(0.06)	$(0.06)

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

The Company uses the management approach to determine operating segments. The management approach considers the internal organization and reporting used by the Group’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Group’s CODM was identified as the Chief Executive Officer and Chairman of the Board, who reviews consolidated results at a consolidated level when making decisions about allocating resources and assessing performance of the Group. The Group believes it has only one operating segment and reportable segment, which is biotechnology to fulfill unmet medical needs and focuses on the development of new drugs and medical devices derived from plants.

The Company does not distinguish revenues, costs or expenses between markets in its internal reporting, and reports costs and expenses by nature as a whole. Hence, the Company has only one reportable segment. The following table shows revenues and long-lived assets by geographic areas.

For The Three-Month Periods Ended March 31
	2026	2025
Revenue	$-	$-
Revenue from entities in Taiwan	-	-
Revenue from entities in the U.S.
Total	$-	$-

Property and equipment, net located in	March 31, 2026	December 31, 2025
In Taiwan	$8,091,300	$8,098,429
In USA	4,731,685	4,736,980
Total	$12,822,985	$12,835,409

The following table provides a reconciliation of total segment gross profit to the Company’s loss before provision for income tax:

	For The Three-Month Periods Ended March 31
	2026	2025
Segment Gross Profit (Loss)	$-	$-
Less:
Selling, general and administrative expenses	751,998	615,371
Research and development expenses	33,100	28,861
Stock-based compensation	787,374	48,773
Add (Less):
Interest income	3,765	19,071
Interest expense	(49,377)	(222,967)
Operating sublease income	12,000	12,000
Gain (loss) on foreign exchange changes	(51,156)	(9,912)
Loss on investment in equity securities	(31,416)	(50,877)

Other income, net	(1,281)	1,500
Loss before provision for income tax	$(1,689,937)	$(944,190)

Recent Accounting Pronouncements

In accordance with Staff Accounting Bulletin No. 74 (SAB 74), the Company evaluates the impact of newly issued accounting standards on its financial statements. The following standards have been issued but are not yet effective:

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization.  The ASU is effective on a prospective or retrospective basis for annual reporting period beginning after December 15, 2026, and interim reporting period beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in the required additional disclosures and the Company expects no material impact on consolidated financial statements of adopting.

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

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. There was no cash receipt in the three months periods ended March 31, 2026 and 2025, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, Rgene Corporation also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended March 31, 2026 and 2025, respectively.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, Rgene Corporation also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended March 31, 2026 and 2025, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended March 31, 2026 and 2025, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the three months periods ended March 31, 2026 and 2025, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

5. PROPERTY AND EQUIPMENT, AND PREPAMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has land, offices and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
Land	$12,680,110	$12,685,667
Buildings and leasehold improvements	2,222,221	2,224,082
Machinery and equipment	1,133,897	1,135,602
Office equipment	167,576	170,155
	16,203,804	16,215,506
Less: accumulated depreciation	(3,380,819)	(3,380,097)
Property and equipment, net	$12,822,985	$12,835,409

Depreciation expenses were $5,783 and $7,021 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the land with book value amounted to approximately $5,004,317 and $4,221,388 , respectively, were pledged for obtaining bank loan (see Notes 9 Bank loans).

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

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025, the Company issued 200,000 shares at $1.65 per share to Shuling as prepayment for the first-year service. For the three months ended March 31, 2026, the Company recognized $82,500 consulting expense, with $96,250 remaining prepaid expense balance as of March 31, 2026.

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

Prepayment for asset acquisition

The prepayment for asset acquisition represents the value of 370,000 shares issued at the price of $1.87 to Zhong Hui Lian He Ji Tuan, Ltd. (the “Zhonghui”), in exchange for 20% ownership of a property being developed in Chengdu, China. The property is in construction now and expected to be ready for use before the end of 2026.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	March 31,	December 31,	Accounting
Name of investees	2026	2025	treatments
Braingenesis Biotechnology Co., Ltd.	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation*	0.39%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Eye Corporation (see Note 10)	19.78%	19.78%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	24.97%	Equity Method
Rgene Corporation	37.00%	37.00%	Equity Method
BioLite Japan K.K.	49.00%	49.00%	Equity Method

*	This company was acquired by Canal Biotech Corporation Inc., and upon completion of the acquisition, the Company’s ownership percentage is determined to be 0.39% The Company’s stock is in the process of replacement with the stock of the acquired company and the ownership percentage is subject to change.

(2)	The extent the investee relies on the company for its business is summarized as follows:

Name of investees	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioLite Japan K.K.	The Company’s joint venture noncontrolling subsidiary perform research and development activities and explore business opportunities in Japan
ForSeeCon Eye Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loans provided to the investee and provides research and development support service
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	March 31, 2026	December 31, 2025
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,904	$7,014
Genepharm Biotech Corporation	21,079	21,727
ForSeeCon Eye Corporation(d)	-	-
BioHopeKing Corporation	-	-
Subtotal	27,983	28,741
Equity Method Investments, net
BioFirst Corporation(a)	1,267,191	1,298,038
Rgene Corporation(b)	550,596	551,686
BioLite Japan K.K. (BioLite JP)(c)	-	-
OncoX BioPharma, Inc.(e)	-	-
Total	$1,845,770	$1,878,465

(a)	BioFirst Corporation (the “BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of March 31, 2026 and December 31, 2025, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of March 31, 2026 and December 31, 2025, the amount of prepayment for long-term investments in Biofirst are both $1,124,842.

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

(4)	Disposition of long-term investment

During the three-month periods ended March 31, 2026 and 2025, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows:

	Three Months Ended March 31,
	2026	2025
Share of equity method investee losses	$(31,416)	$(50,877)

(c)	ForSeeCon Eye Corporation (FEYE)

FEYE is a private company registered in the British Virgin Islands, focusing on the field of diagnosis and treatment of eye disorders, with its main product of Vitargus. The Company granted FEYE certain licensed products in exchange for FEYE ownership. See Note 4 for the details of such transactions. In February 2026, The Company made a prepayment for equity investment in FEYE to purchase additional 136,000 shares to be issued by FEYE in the aggregate amount of $680,000, recorded as prepayment for long-term investments as of March 31, 2026.

(d)	OncoX BioPharma, Inc. (OncoX)

OncoX is a private company registered in the British Virgin Islands, focusing on oncology trials and drug development across Asia-Pacific. The Company granted OncoX certain licensed products in exchange for OncoX’s ownership. See Note 4 for the details of such transactions.

7. CONVERTIBLE NOTES PAYABLE

Lind Notes Payable

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

On March 3, 2025, April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. The 3rd Lind Note balance was fully converted by July 9, 2025.

In connection with above three Lind Note offerings, the Company and its subsidiaries: BioKey, BioLite, Biolite BVI, and American BriVision, jointly and severally guaranteed all of the obligations of the Company in connection with the offering with certain collateral, as set forth in the related transaction documents.

On May 22, 2024, November 19, 2024, January 9, 2025, July 1, 2025, and January 20, 2026 Lind exercised 1,000,000, 500,000, 1,029,167, 500,000, and 102,000 of the existing warrants to purchase shares of Common Stock at a reduced exercise price of $0.75, $0.42, $0.40, $1.0 and $1.0 per share, respectively. Refer to the details in Note 12, Equity.

Total interest expenses in connection with the above three Lind Notes were $0 and $209,372 for the three months ended March 31, 2026 and 2025, respectively.

Other Convertible Notes Payable

On November 1, 2024 and November 5, 2024, the Company’s subsidiary, AiBtl, issued two convertible notes payable, each with a principal amount of $30,000 to two separate individuals, for total consideration of $60,000. Each note has a 1-year term and an implied annual discount rate of 6.89%. These convertible notes bear 0% interest rate and are convertible by the holders into AiBtl’s common stock at $5 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity. AiBtl and the investors mutually agreed to renewed these convertible notes for another year, expiring on November 1, 2026 and November 5, 2026, respectively.

The convertible notes payable is accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company evaluated the conversion feature and determined that it qualifies for equity classification as it meets the “fixed-for-fixed” criteria. The proceeds from the issuance were allocated to the present value of the liability component in aggregate for $56,132, and to debt discount for $3,867. The debt discount is recorded in additional paid-in capital in the statement of change in equity. The debt discount is being amortized over the 1-year term using the effective interest method. During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $984 in interest expense related to the amortization of the debt discount.

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

For the three months ended March 31, 2026, the Company recognized $24,501 in total interest expense associated with the aforementioned convertible notes.

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

For the three months ended March 31, 2026, the Company recognized $1,200 in total interest expense associated with the aforementioned convertible notes.

The carrying amounts of the liability component are summarized as follows:

March 31, 2026	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Other Note	AiBtl	November 1, 2024	November 1, 2026	$30,000	0%	$5.00	AiBtl	$30,000	30,000	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2026	30,000	0%	$5.00	AiBtl	30,000	30,000	30,000
Other Note	AiBtl	April 6, 2025	April 6, 2026	9,010	0%	$5.00	AiBtl	9,010	9,010	9,010
Other Note	AiBtl	December 3, 2025	December 3, 2026	240,000	20%	$7.50	AiBtl	240,000	240,000	240,000
Other Note	AiBtl	December 8, 2025	December 8, 2026	100,000	20%	$7.50	AiBtl	100,000	100,000	100,000
Other Note	AiBtl	December 26, 2025	December 26, 2026	150,000	20%	$7.50	AiBtl	150,000	150,000	150,000
				$559,010				$559,010	$559,010	$559,010

March 31, 2026	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Convertible note – related party	AiBtl	December 8, 2025	December 8, 2026	$150,000	20%	$7.50	AiBtl	$150,000	$150,000	$150,000
Convertible note – related party	AiBtl	December 30, 2025	December 30, 2026	90,000	20%	$7.50	AiBtl	90,000	90,000	90,000
				$240,000				$240,000	$240,000	$240,000

December 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Other Note	AiBtl	November 1, 2024	November 1, 2025*	$30,000	0%	$5.00	AiBtl	$30,000	30,000	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025*	30,000	0%	$5.00	AiBtl	30,000	30,000	30,000
Other Note	AiBtl	April 6, 2025	April 6, 2026	9,010	0%	$5.00	AiBtl	9,010	9,010	9,010
Other Note	AiBtl	December 3, 2025	December 3, 2026	240,000	20%	$7.50	AiBtl	240,000	240,000	240,000
Other Note	AiBtl	December 8, 2025	December 8, 2026	100,000	20%	$7.50	AiBtl	100,000	100,000	100,000
Other Note	AiBtl	December 26, 2025	December 26, 2026	150,000	20%	$7.50	AiBtl	150,000	150,000	150,000
				$559,010				$559,010	$559,010	$559,010

December 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Convertible note – related party	AiBtl	December 8, 2025	December 8, 2026	$150,000	20%	$7.50	AiBtl	$150,000	$150,000	$150,000
Convertible note – related party	AiBtl	December 30, 2025	December 30, 2026	90,000	20%	$7.50	AiBtl	90,000	90,000	90,000
				$240,000				$240,000	$240,000	$240,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	March 31,	December 31,
	2026	2025
Accrued research and development expense(1)	$1,741,083	$1,754,083
Accrued directors and officers (owners) compensation	1,358,037	1,358,293
Cash portion of the Lind Note repayments	500,000	492,376
Accrued compensation and employee benefits	31,391	86,744
Others	523,853	470,133
Total	$4,154,364	$4,161,629

(1)	Accrued research and development expense represents the amount due to outside contracted services for manufacturing and process development.

9. SHORT-TERM LOANS

(1)	Short-term loans consists of the following:

	March 31,	December 31,
	2026	2025
Cathay United Bank	$58,737	$89,512
CTBC Bank	-	636,000
Other individual	30,000	30,000
Total	$88,737	$755,512

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD 7.5 million, equivalent to $228,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on the term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year, and the next renewal date is September 6, 2026. As of March 31, 2026 and December 31, 2025, the effective interest rates per annum was 2.99% and 2.99%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. During the three months ended March 31, 2026, the Company made payments of the loan in total of NTD 938,283, equivalent to $29,650.

Interest expenses were $597 and $1,470 for the three months ended March 31, 2026 and 2025, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NTD 10 million, equivalent to $327,500, and NTD 10 million, equivalent to $327,500, respectively. Both two loans with the same maturity date on January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every six months, and the next renewal date is July 10, 2026. The loan balances bear interest at a fixed rate of 2.5% per annum, and is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan opened a TCD account with CTBC bank to guarantee the loan going forward. During the three months ended March 31, 2026, the Company paid off the loan in total of NTD 20,000,000, equivalent to $632,000.

Interest expenses were $3,593 and $3,761 for the three months ended March 31, 2026 and 2025, respectively.

Other individual – Third party

On March 21, 2024, the Company issued an unsecured promissory note to a third party for the proceeds of $30,000. The note bears interest rate of 12% per annum and matures on March 21, 2025, or upon the occurrence of an event of default. The promissory note was extended for another year and matures on March 21, 2027, with the same terms.

Interest expenses were $888 and $888 for the three months ended March 31, 2026 and 2025, respectively.

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

Consulting fees – related parties

In March 2024, the BioLite engaged Lion Arts to provide operation, business development, human resources, and capital finance consulting services in Taiwan. The agreement is for 12 months expiring in February 2025, and was renewed twice, each for another 12 months, expiring February 2027. The service fee is NTD 5,520,000 (approximately $173,328) for each contract expiring 2026 and 2027.

In May 2025, BioLite entered another consulting agreement with Lion Arts for international business development for service fee of NTD 2,000,000 (approximately $62,800). This agreement is for 12 months expiring April 2026, and is optional for renewal upon mutual agreement.

The Company incurred consulting fees for both agreements of $59,408 and $68,141 for the three months ended March 31, 2026 and 2025, respectively.

Due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	March 31,	December 31,
	2026	2025
BioFirst (1)	$165,014	$761,017
Rgene (2)	2,310	2,347
Director (3)	-	24
Total	$167,324	$763,388

Due from related parties- Non-current, net

	March 31,	December 31,
	2026	2025
BioFirst (Australia) (4)	$839,983	$839,983
BioHopeKing Corporation (5)	123,363	120,210
Total	963,346	960,193
Less: allowance for expected credit losses accounts	(963,346)	(960,193)
Net	$-	$-

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

As of March 31, 2026 and December 31, 2025, the outstanding loan balance were $0 and $761,017, respectively; accrued interest was $0 and $212,839, respectively. All the outstanding principal and interests were collected in February 2026.

The balance $165,014 represents the receivables for operating purpose.

(2)	As of March 31, 2026 and December 31, 2025, the Company has other receivables amounted $2,310 and $2,347, respectively, from Rgene due to daily operations.

(3)	The director paid certain operating expenses on behalf of the Company.

(4)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of March 31, 2026 and December 31, 2025, the outstanding loan balances and allocated research fee were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of March 31, 2026 and December 31, 2025, due from BHK was both NTD 3,941,299 (approximately$123,363 and $120,210, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of NTD 3,941,299 as of December 31, 2024. No recovery was made during the three months ended March 31, 2026.

The Company’s due from related party balances are subject to certain risks that our collaborative parties, including OncoX and FEYE, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of March 31, 2026, the Company’s comprehensive review of these due from related party balances indicates that there are no expected losses except those being recognized above. This conclusion is based on business relationships with our related parties and the absence of any significant indicators of potential default.

Convertible notes receivable - related party

On January 12, 2026, the Company entered into a one-year convertible promissory note agreement with OncoX, with a principal amount of $32,000 and interest of 6.5% per annum for the use of working capital that is convertible into OncoX’ common stock at $5/share at any time before maturity. It set off the payable of $3,404 to OncoX. For the three months ended March 31, 2026, the Company accrued interest income of $402.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2026	2025
The Jiangs (1)	$277	$300
Shareholders (2)	-	-
ForSeeCon (3)	-	70,000
OncoX (3)	-	35,404
Total	$277	$105,704

(1)	Since 2019, the Jiangs advanced funds to the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, the outstanding balance due to the Jiangs amounted to $277 and $300, respectively. These loans bear no interest and are due on demand. In addition, during year ended 2025, the Company purchased a piece of land in Taiwan from Shuling Jiang, as discussed in Note 5.

(2)	Since 2018, the Company’s shareholders have advanced funds to the Company for working capital purposes. The advances bear interest rates around 12% per annum. As of December 31, 2025, the Company repaid all the principal. Interest expense in connection with these loans were $4,963 for the three months ended March 31, 2025.

(3)	As of March 31, 2026 and December 31, 2025, the funds received from ForSeeCon and OncoX were initially designated for their payments of licensing fees. Upon further review, management determined that these funds did not meet the fund-raising covenant requirements under licensing agreement. Accordingly, the Company will subsequently return these funds to ForSeeCon and OncoX. In January 2026, the Company returned the fund to ForSeeCon and OncoX,

Asset pledged for related party’s bank loan

Shuling Jiang acts as the Company’s agent to hold the land in Taoyuan, amounting to $4,656,460. And the land is pledged for her bank loan of NTD 15,000,000 (equivalent to $469,500), which is due on April 16, 2027.

11. INCOME TAXES

Income tax (benefit) expense for the three months ended March 31, 2026 and 2025 were $0 and $0, respectively.

The income tax expense applicable to income before income taxes consists of the following

Three Months Ended March 31,
	2026	2025
Current income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Income tax expenses	-	-

Loss before income tax consists of the following

	Three Months Ended March 31,
	2026	2025
U.S.	(1,471,693)	(706,088)
Foreign	(218,244)	(238,012)
Loss before income tax	$(1,689,937)	$(944,190)

The income tax expense (benefit) differs from the amount computed by applying the US federal statutory rate of 21.0% to income before income taxes for three months ended March 31, 2025 and 2026, respectively, as follows:

	Three months ended March 31, 2026
US Federal Statutory Tax Rate	(354,887)	21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	(30,004)	1.8%
Foreign tax effects
Taiwan-reduced statutory tax rate on qualifying income	12,746	(0.8)%
Effect of Cross-boarder tax laws	-	-%
Tax credits	-	-%
Nontaxable or non-deductible items
Stock-based compensation	165,349	(9.8)%
others	6,597	(0.4)%
Change in valuation allowances	200,199	(11.8)%
Others (1)	-	-%
Income tax expenses	-	-%

	Three months ended March 31, 2025
US Federal Statutory Tax Rate	(198,071)	21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	(18,628)	2.0%
Foreign tax effects
Taiwan-reduced statutory tax rate on qualifying income	2,381	(0.3)%
Effect of Cross-boarder tax laws	-	-%
Tax credits	-	-%
Nontaxable or non-deductible items
Stock-based compensation	10,242	(1.1)%
others	10,684	(1.1)%
Change in valuation allowances	193,393	(20.5)%
Others (1)	-	-%
Income tax expenses	-	-%

(1)	includes the tax effects of enactment of new tax laws and change in unrecognized tax benefits.

The amount of cash paid for income taxes (net of refunds) for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Federal	-	-
State	-	-
Foreign		-
Taiwan	5,944
Total Current	5,944	-

Deferred tax assets (liability) as of March 31, 2026 and December 31, 2025 consist approximately of:

	March 31,	December 31,
	2026	2025
Loss on impairment of assets	881,855	881,855
Net operating loss carryforwards	6,620,144	6,473,705
Operating lease liabilities	430,604	446,376
Operating lease assets	(427,183)	(445,321)
Deferred tax assets, gross	7,505,420	7,356,615
Valuation allowance	(7,505,420)	(7,356,615)
Deferred tax assets, net	-	-

A reconciliation of gross unrecognized tax benefits is as follows:

	March 31,	December 31,
	2026	2025
Balance at beginning of the period	$6,473,705	$5,677,413
Increases in tax positions for current year-loss carryforward	200,199	796,292
Balance at ending of the period	$6,673,904	$6,473,705

12. EQUITY

Lind Offerings and Repayments

On March 3, 2025 and April 1, 2025, Lind has converted the remaining $400,000 principal balance on 2nd Lind Note into 400,000 shares of the Company’s common stocks. All principal balance of 2nd Lind Note was fully converted as of April 1, 2025.

On March 3, 2025, April 1, 2025, May 14, 2025, June 5, 2025 and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 936,239 shares of the Company’s common stock. As of July 9, 2025, all principal balance of 3rd Lind note was fully converted.

Stock-Based Compensation and Payments

Three months ended March 31, 2025

For the three months ended March 31, 2025, the Company issued 80,654 shares of common stock, for the rent payments of January to March 2025, amounting to $48,773.

Three months ended March 31, 2026

For the three months ended March 31, 2026, the Company issued 60,005 shares of common stock, for the rent payments of January to March 2026, amounting to $106,287.

For the three months ended March 31, 2026, the Company issued 69,171 restricted shares to employees as compensations of $69,171.

For the three months ended March 31, 2026, the Company issued 102,015 restricted shares to advisors and consultants as compensations of $198,416.

For the three months ended March 31, 2026, the Company issued 250,000 common stocks to advisors and consultants as compensations of $413,500.

Private placement

Three months ended March 31, 2026

In January 12, 2026, the Company sold an aggregate amount of $256,000 on the same terms and conditions as the Reg S Offering; Pursuant to the share subscriptions, the Company has issued an aggregate of 131,280 shares of the Company’s common stock. The price at which the Shares were sold at $1.95 per share.

Stock subscription received

Three months ended March 31, 2026

In March 2026, the Company received $63,492 from an investor to subscribe 45,351 shares of the company’s common stock. The shares were issued in April 2026 due to administrative process.

Noncontrolling Interests

On March 14, 2024, AiBtl issued 1,610,700 AiBtl’s common stocks to a land acquisition transaction in Taiwan, including the 1-year business consulting fee of $383,500 incurred beginning in November 2023, and the cost of land $7,670,000. The land will be used for developing health related businesses. However, upon the closing of the transaction, both parties are aware of such Taiwan’s legal restrictions prohibiting foreign entities directly owning farmland. In August 2024, the Company incorporated a controlling subsidiary, Yunzhiyi, to hold the title of the land upon government’s approval. On March 31, 2025, AiBtl and the landowners executed the Nominee Holding Agreement, Land Lease Agreement, and Consulting Agreement, under the witness of and confirmed by a legal counsel in Taiwan, in which the landowners unconditionally grant the full legal rights to the land to AiBtl before the completion of the title transfer. These agreements are effective until the title transfer is completed. Based on the execution of the agreement, AiBtl recognized $7,670,000 ($5 per share of AiBtl’s common stock) of land on its balance sheet.

The Company applied a valuation agent to value the land, applying the observable market quote.

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

Stock Options

Options issued and outstanding as of March 31, 2026, and their activities during the year then ended are as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	258,710	$27.9	5.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2026	258,710	27.9	5.50	$-
Exercisable as of March 31, 2026	258,710	27.9	5.50	$-
Vested and expected to vest	258,710	$27.9	5.50	$-

Stock Warrants - Shuling

Warrants issued and outstanding in connection with Shuling land transaction (See Note 5) as of March 31, 2026, and their activities during the year ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,000,000	$2.50	4.54	$-
Issued	-	-	-	-
Exercised	-	$-	-	-
Outstanding as of March 31, 2026	1,000,000	$2.50	4.29	$-

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

On January 5, 2025, the Company and Lind entered into a third letter agreement, pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share. On July 1, 2025, and January 20, 2026, Lind exercised 500,000 and 102,000 warrants, respectively, both at an exercise price of $1.00 per share and left 398,000 warrants as of March 31, 2026.

In July 2025, the Company received $83,567 in cash for 216,251 common stock warrant exercise from the placement agents of LIND notes. These warrants were issued in 2023 and 2024 along with the Lind Note financing.

Warrants issued and outstanding in connection with Lind convertible notes (See Note 12) as of March 31, 2026, and their activities during the three months ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	500,000	$1.00	3.39	$565,000
Issued	-	-	-	-
Exercised	(102,000)	$1.00	-	-
Outstanding as of March 31, 2026	398,000	$1.00	3.14	$-

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

	March 31, 2026	December 31, 2025
ASSETS
Operating lease right-of-use assets	$1,826,905	$1,913,278
LIABILITIES
Operating lease liabilities (current)	332,252	317,557
Operating lease liabilities (non-current)	1,510,943	1,600,747

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2026	2025
Operating lease expenses	$145,134	$117,166

Other information related to leases is presented below:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$38,846	$117,166
Stock paid for amounts included in the measurement of operating lease liabilities	$106,287	$-

	March 31, 2026	December 31, 2025
Weighted Average Remaining Lease Term:
Operating leases	4.82 years	5.01 years

Weighted Average Discount Rate:
Operating leases	7.25%	7.11%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026 (Excluding current period)	$332,767
2027	442,115
2028	447,110
2029	459,067
2030	422,821
Thereafter	70,815
Total future minimum lease payments, undiscounted	2,174,695
Less: Imputed interest	(331,500)
Present value of future minimum lease payments	$1,843,195

15. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of March 31, 2026 and up through the date of the consolidated financial statements was available to the issued.

16. SUBSEQUENT EVENTS

On April 15, 2026, the Company issued 45,351 shares to an investor for an aggregate amount of $63,492, which was subscribed stock as of March 31, 2026. The price at which the Shares were sold at $1.40 per share.

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

Incorporated in California on November 20, 2000, BioKey, Inc. (“BioKey”), a subsidiary of the Company, has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

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

The following trials are expected to begin in the fourth quarter of 2026:

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

Another part of the Company’s business is conducted by BioKey, a subsidiary, that is engaged in a wide range of services, including, API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (phase I through phase III) and commercial manufacturing.

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

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. For the three months ended March 31, 2026 and 2025, the Company received $0 and $0, respectively, as partial milestone payments and recognized as licensing revenue according to ASC 606.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Licensed Products”), within North America for 20 years (the “Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed.) 30 days after entering into the Oncox Agreement and $625,000 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the Oncox Agreement, from the first commercial sale of the Licensed Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. For the three months ended March 31, 2026 and 2025, the Company received $0 and $0 as partial milestone payments and recognized as licensing revenue according to ASC 606.

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

Series A Convertible Preferred Stock

As of March 31, 2026, no Series A Convertible Preferred Stock has been issued by the Company.

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

BioFirst Corporation Operations:

BioFirst Corporation, incorporated in 2006, focuses on research, development, manufacturing, and commercialization of patented pharmaceutical products, primarily through global exclusive licensing agreements with domestic R&D institutions. BioFirst’s principal product under development is Vitargus®, licensed from the National Health Research Institutes. BioFirst is currently constructing a GMP-compliant manufacturing facility in Hsinchu Biomedical Science Park, Taiwan, with targeted completion in 2026. This facility is intended to support global supply of Vitargus®.

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

On March 3, 2025 and April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. The 3rd Lind Note balance was fully converted as of March 31, 2026.

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

On May 22, 2024, the Company and Lind entered into a letter agreement (the “Letter Agreement”), pursuant to which Lind exercised, for cash, 1,000,000 of its Pre-Existing Warrants (all of the warrants issued to Lind on February 23, 2023, November 17, 2023 and January 17, 2024 are hereinafter referred to as the “Pre-Existing Warrants”) to purchase shares of Common Stock at a reduced exercise price of $0.75 per share. Lind also received a new warrant to purchase 1,000,000 shares Common Stock, exercisable at any time on or after the date of its issuance and until the five-year anniversary thereof, for $1.00 per share (the “New Lind Warrant”).

On January 17, 2024, the Company entered into a securities purchase agreement with Lind , pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $1,000,000, for a purchase price of $833,333 (the “3rd Lind Note”), that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 (the “Fixed Price”) and (ii) 90% of the average of the three lowest VWAPs (as defined in the 3rd Lind Note) during the 20 trading days prior to conversion (“Variable Price”), subject to adjustment (the “Note Shares”). Notwithstanding the foregoing, provided that no Event of Default (as defined in the 3rd Lind Note) shall have occurred, conversions under the 3rd Lind Note shall be at the Fixed Price for the first 180 days following the closing date. Lind will also receive a 5-year, common stock purchase warrant (the “3rd Lind Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2.00 per share, subject to adjustment (each, a “Warrant Share,” together with the 3rd Lind Note, Note Shares and 3rd Lind Warrant, the “Securities”). The parties later agreed to a floor price of $1.00 for the Variable Price and that the Company would compensate Lind in cash if the Variable Price was less than such floor price at the time of conversion.

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

In connection with the above transactions, the Company and its subsidiaries: (i) Biokey, (ii) BioLite, (iii) Biolite BVI and (iv) American BriVision Corporation, a Delaware corporation (“American BriVision” and, collectively with the Company, BioKey, BioLite, and BioLite BVI, the “Guarantors”), jointly and severally guaranteed all of the obligations of the Company in connection with the offering (the “Guaranty”) with certain collateral, as set forth in the related Transaction Documents (as hereinafter defined). The sale of the 3rd Lind Note and the terms of the offering, including the Guaranty are set forth in the securities purchase agreement, the 3rd Lind Note, the 3rd Lind Warrant, the Second Amendment to Guaranty, the Second Amendment to Security Agreement, and the Second Amendment to Guarantor Security Agreement (collectively, the “Transaction Documents”).

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

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3,500,000 per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. For the three months ended March 31, 2026 and 2025, the Company received $0 and $0, respectively, as partial milestone payments and recognized as licensing revenue according to ASC 606.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share1) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the Net Sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. For the three months ended March 31, 2026, the Company did not receive any payment. For the three months ended March 31, 2026, the Company received $0 as partial milestone payments and recognized as licensing revenue according to ASC 606.

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

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of March 31, 2026, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

BioKey Revenues

In addition to collaborative agreements, ABVC earns revenue through its BioKey subsidiary which provides a wide range of Contract Development & Manufacturing Organization (“CDMO”) services including API characterization, pre-formulation studies, formulation development, analytical method development, stability studies, IND/NDA/ANDA/510K submissions, and manufacturing clinical trial materials (from Phase I through Phase III) and commercial manufacturing of pharmaceutical products.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 3, 2026 (“2025 Form 10-K.”)

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

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization.  The ASU is effective on a prospective or retrospective basis for annual reporting period beginning after December 15, 2026, and interim reporting period beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in the required additional disclosures and the Company expects no material impact on consolidated financial statements of adopting the new pronouncement.

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

4. Integration and Collaboration Progress within the ABVC group

ABVC continued to align its subsidiary, AiBtl BioPharma, and equity investments, OncoX BioPharma, and ForSeeCon Eye Corporation, with the Company’s business strategies and operational framework. While intercompany transactions are eliminated in the consolidated financial statements, we believe that these collaborations have and will continue to improve resource utilization, accelerate product development, and support early-stage licensing and service revenues across the group.

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

Results of Operations - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$1,572,472	$693,005	$879,467	127%
Loss from Operations	$(1,572,472)	$(693,005)	$(879,467)	127%
Other Income (Expense)	$(117,465)	$(251,185)	$133,720	-53%
Interest Income (Expense), Net	$(45,612)	$(203,896)	$158,284	-78%
Net Loss	$(1,689,937)	$(944,190)	$(745,747)	79%

Revenues. We generated $0 and $0 in revenues for the three months ended March 31, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses have increased by $879,467 or 127%, to $1,572,472 for the three months ended March 31, 2026 from $693,005 for the three months ended March 31, 2025. Such an increase in operating expenses was mainly attributable to stock-based compensations.

Other Expense. Our other expense was $117,465 for the three months ended March 31, 2026, compared to other expense of $251,185 for the three months ended March 31, 2025. The change was principally caused by the decrease in interest expense and gain in foreign exchanges in the three months ended March 31, 2026.

Interest income (expense), net. Our net interest expense was $(45,612) for the three months ended March 31, 2026, compared to $(203,896) for the three months ended March 31, 2025. The decrease in net interest expense of $158,284, or approximately 78%, was primarily due to the decrease in interest expense for the converted notes.

Net Loss. As a result of the above factors, our net loss was $1,689,937 for the three months ended March 31, 2026 compared to $944,190 for the three months ended March 31, 2025, representing an increase of $745,747, or 79%.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Current Assets	$648,848	$2,501,343
Current Liabilities	$5,393,128	$6,163,976
Working Capital (Deficit)	$(4,744,280)	$(3,662,633)

Going Concern and Liquidity Consideration

For the three months ended March 31, 2026, the Company reported net loss of $1,689,937. As of March 31, 2026, the Company’s working capital deficit was $4,744,280. In addition, the Company had net cash outflows of $894,243 from operating activities for the three months ended March 31, 2026. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

Management’s plans to alleviate the substantial doubt include continuing efforts to improve operations and liquidity through: (1) pursuing collection of amounts due under licensing and collaboration agreements; (2) seeking additional financing through private and or public capital raising activities; (3) managing and reducing operating expenses; and (4) reducing outstanding debt obligations and related interest expense.

	Three Months Ended March 31,
	2026	2025	Change	%
Cash Flow Used In Operating Activities	$(894,243)	$(539,833)	$(354,410)	66%
Cash Flow Provided By Investing Activities	$47,123	$-	$47,123	-%
Cash Flow Used In Financing Activities	$(342,181)	$428,756	$(770,937)	-180%

Cash Flow from Operating Activities

During the three months ended March 31, 2026 and 2025, the net cash used in operating activities were $894,243 and $539,833, respectively. The increase was primarily due to increase in amounts due from related parties for operation purposes.

Cash Flow from Investing Activities

During the three months ended March 31, 2026 and 2025, the net cash provided by investing activities were $47,123 and $0 respectively, due to the repayment from related parties, partially set off by prepayment for long-term investment. Following the prepayment made during Q1 2026, the Company currently does not expect significant additional cash funding for long-term investments in the near term, unless required under existing agreements or strategic arrangements.

Cash Flow from Financing Activities

During the three months ended March 31, 2026, the net cash used in financing activities was $342,181, compared to net cash provided by financing activities of $428,756 in the three months ended March 31, 2025. The decrease was primarily due to bank-loan repayment in the three months ended March 31, 2026, partially set off by proceeds from Lind’s exercise of warrants and private placements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of March 31, 2026 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

Changes in Internal Control over Financial Reporting

The Company filed its annual report on Form 10-K on March 3, 2026, which included the 2025 Restatement and a restatement regarding the nine months ended September 30, 2025.

During the quarter ended March 31, 2026, the Company identified a deficiency in its internal control over financial reporting related to the due diligence and ongoing monitoring of external advisors supporting the Company’s financial reporting processes. Specifically, the Company determined that its controls were not adequately designed to identify certain regulatory or disciplinary matters associated with its external advisor on a timely basis. Upon identification of this matter, the Company promptly terminated its engagement with the relevant external advisor. The Company performed a review of the work performed and determined that there was no material impact on its financial statements for any prior periods.

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, including the significant operating, investing, and financing activities made by our related parties and equity method investees. As of the date of this report, we are working to hire personnel with the requisite technical accounting knowledge to remediate the material weakness as soon as possible.

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

On January 9, 2026 and February 3, 2026, the Company issued 14,863, 16,753, and 28,389 shares, respectively, to settle January, February, and March 2026 rent balances of $34,155, $34,159, and $37,984, respectively.

Between January 13, 2026 and March 5, 2026, the Company issued an aggregate of 26,747 shares of common stock to various consultants for providing business services and funding opportunities, in the aggregate amount of $52,869.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	During the three months ended March 31, 2026, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (44)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
3.7	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (45)
3.8	Amendment to Bylaws (46)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
4.3	Form of Voting Rights Proxy Agreement (58)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Employment Agreement with Kira Huang (10)
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Lind Letter Agreement dated May 22, 2024 (52)
10.8	Lind Form of Warrant dated May 22, 2024 (52)
10.9	Reserved
10.10	Business Loan Agreement entered by and between Cathay Bank and American BriVision (Holding) Corporation (16)
10.11	Promissory Note entered by American BriVision (Holding) Corporation (17)
10.12	Form of Commercial Security Agreement (18)
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc (47)

10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc (47)
10.42	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (51)
10.43	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (51)
10.44	Form of 2nd Lind Note (38)
10.45	Form of 2nd Lind Warrant (38)
10.46	Securities Purchase Agreement dated November 17, 2023 (38)
10.47	First Amendment To Security Agreement (38)
10.48	First Amendment To Guarantor Security Agreement (38)
10.49	First Amendment to Guaranty (38)
10.50	Securities Purchase Agreement dated January 17, 2024 (39)
10.51	Form of 3rd Placement Agent Warrant (40)
10.52	Second Amendment To Security Agreement (39)
10.53	Second Amendment To Guarantor Security Agreement (39)
10.54	Second Amendment to Guaranty (39)
10.55	Form of 3rd Lind Note (39)
10.56	Form of 3rd Lind Warrant (39)
10.57	Amendment No. 1 to 2nd Lind Note (41)
10.58	Amendment No. 2 to 2nd Lind Note (42)
10.59	Amendment No. 1 to 3rd Lind Note (43)
10.60	Definitive License Agreement between the Company and OncoX BioPharma, Inc. (48)
10.61	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. (48)
10.62	Definitive License Agreement between the Company and ForSeeCon Eye Corporation (49)
10.63	Definitive License Agreement between BioFirst Corporationand ForSeeCon Eye Corporation (49)
10.64	Form of Amendment (50)
10.65	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (53)
10.66	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (53)
10.67	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (54)
10.68	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (54)
10.69	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (55)
10.70	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (55)
10.71	Letter Agreement dated January 5, 2025 (56)
10.72	Land Transfer Plan dated March 31, 2025 (57)
10.73	Nominee Holding Agreement dated April 1, 2024 (57)
10.74	Land Lease Agreement dated April 1, 2024 (57)
10.75	Addendum to Definitive Licensing Agreement between ABVC and AiBtl dated March 11, 2025 (57)
10.76	Addendum to Definitive Licensing Agreement between BioLite and AiBtl dated March 11, 2025 (57)
10.77	Yun Zhi Yi Land Holding Agreement dated October 28, 2024 (57)
10.78	Form of Purchase Agreement (58)
10.79	Form of Voting Rights Proxy Agreement (58)
10.80	Second Amended and Restated 2016 Equity Incentive Plan (59)
10.81	Form of Warrant (60)
10.82	Definitive Agreement between the Company and Shuling Jiang (60)
10.83	Consulting Agreement (60)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(40)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on January 17, 2024.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed on June 6, 2022

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2024

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2023

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2024

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 26, 2024

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024

(51)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(54)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 6, 2025

(57)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed April 15, 2025

(58)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 30, 2025

(59)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 27, 2025

(60)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on July 18, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: May 18, 2026	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: May 18, 2026	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)