Form 10-Q
period 2026-06-30
ABVC BIOPHARMA, INC.
filed 2026-08-12
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 26,654,365  shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$31,944	$681,480
Restricted cash	-	645,505
Due from related parties	136,344	763,388
Convertible notes receivable – related parties	29,462	-
Short-term investments	62,420	64,354
Prepaid expense and other current assets	151,559	346,616
Total Current Assets	411,729	2,501,343

Property and equipment, net	12,831,939	12,835,409
Operating lease right-of-use assets	1,743,926	1,913,278
Long-term investments	2,489,697	1,878,465
Prepayment for long-term investments	1,124,842	1,124,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	106,682	116,966
Total Assets	$19,400,715	$21,062,203

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank and other loans	$59,462	$755,512
Accrued expenses and other current liabilities	4,200,027	4,161,629
Contract liabilities	12,600	12,600
Operating lease liabilities	358,107	317,557
Due to related parties	265,299	105,704
Taxes payable	-	11,964
Convertible notes payable – third parties	559,010	559,010
Convertible notes payable – related parties	240,000	240,000
Total Current Liabilities	5,694,505	6,163,976

Tenant security deposit	31,167
Operating lease liability – non-current	1,405,483	1,600,747
Total Liabilities	7,131,155	7,764,723
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 25,767,664 and 25,053,193 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	26,220	25,053
Stock to be issued	105,000	359,000
Additional paid-in capital	97,722,998	96,008,258
Accumulated deficit	(79,155,537)	(76,858,361)
Accumulated other comprehensive income	498,193	487,602
Treasury stock	(8,909,691)	(8,909,691)
Total Stockholders’ equity	10,287,183	11,111,861
Noncontrolling interest	1,982,377	2,185,619
Total Equity	12,269,560	13,297,480

Total Liabilities and Equity	$19,400,715	$21,062,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross loss	-	-	-	-

Operating expenses
Selling, general and administrative expenses	503,778	690,094	1,255,776	1,305,465
Research and development expenses	22,707	33,276	55,807	62,137
Stock-based compensation	253,041	1,571,613	1,040,415	1,620,386
Total operating expenses	779,526	2,294,983	2,351,998	2,987,988

Loss from operations	(779,526)	(2,294,983)	(2,351,998)	(2,987,988)

Other income (expense)
Interest income	683	19,139	4,448	38,210
Interest expense	(42,323)	(129,413)	(91,700)	(352,380)
Operating sublease income	17,207	12,000	29,207	24,000
Gain (loss) on foreign exchange	11,378	136,148	(39,778)	126,236
Loss on investment in equity securities	(24,766)	(44,917)	(56,182)	(95,794)
Other income (expenses)	6,866	(7,180)	5,585	(5,680)
Total other expenses	(30,955)	(14,223)	(148,420)	(265,408)

Loss before provision income tax	(810,481)	(2,309,206)	(2,500,418)	(3,253,396)

Provision for income tax expense	-	23,627	-	23,627

Net loss	(810,481)	(2,332,833)	(2,500,418)	(3,277,023)

Net loss attributable to noncontrolling interests	(73,547)	(75,811)	(203,242)	(177,926)

Net loss attributed to ABVC and subsidiaries	(736,934)	(2,257,022)	(2,297,176)	(3,099,097)
Foreign currency translation adjustment	(1,457)	39,640	10,591	38,147
Comprehensive loss	$(738,391)	$(2,217,382)	$(2,286,585)	$(3,060,950)

Net loss per share:
Basic and diluted	$(0.03)	$(0.13)	$(0.09)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	26,058,884	17,386,536	25,755,386	16,184,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30	June 30
	2026	2025
Cash flows from operating activities
Net loss	$(2,500,418)	$(3,277,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,299	13,718
Stock-based compensation	1,040,415	1,620,386
Other non-cash expenses	(866)	317,279
Loss on investment in equity securities	56,182	95,794
Loss on short-term investment	1,204	-
Amortization of right-of-use asset	169,352	181,062
Changes in operating assets and liabilities:
Inventories	-	(11,460)
Prepaid expenses and other current assets	204,221	(73,786)
Due from related parties	(24,007)	(190,394)
Accrued expenses and other current liabilities	38,398	23,248
Tenant security deposit	31,167	24,710
Taxes payables	(11,889)	23,521
Operating lease liabilities	(154,714)	(181,062)
Net cash used in operating activities	(1,138,656)	(1,434,007)

Cash flows from investing activities
Loan to related parties	(147,572)	(808,240)
Payment for Long-term investment	(668,403)	-
Payment for convertible notes receivable- related party	(32,000)	-
Repayment from related parties	793,567	142,461
Net cash used in investing activities	(54,408)	(665,779)

Cash flows from financing activities
Repayment of short-term loans	(691,299)	(58,875)
Proceeds from exercise of warrants	102,000	411,667
Proceeds from convertible notes payable	-	9,010
Proceeds from private offerings	319,492	1,868,750
Proceeds from common stock subscription	-	170,000
Due to related parties, net	153,835	(44,469)
Net cash provided by financing activities	(115,972)	2,356,083
	-
Effect of exchange rate changes on cash and cash equivalents and restricted cash	13,995	(43,786)

Net decrease in cash and cash equivalents and restricted cash	(1,295,041)	212,511

Cash and cash equivalents and restricted cash
Beginning	1,326,985	863,815
Ending	$31,944	$1,076,326

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$4,570	$10,505
Income taxes paid	$(1,209)	$1,969

Non-cash financing and investing activities
Acquiring control of the land	$-	$7,670,000
Issuance of common stock for conversion of debt	$-	$263,847
Conversion of convertible note due from related parties to equity investment	$-	$563,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock						Treasury Stock
	Number of shares	Amounts	Subscribed stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balance at December 31, 2024	13,868,484	$13,868	$31,040	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959
Issuance of common shares for Lind CN Repayment	1,200,000	1,200	-	262,647	-	-	-	-	-	263,847
Issuance of common shares for exercise of warrants	1,029,167	1,029	-	410,638	-	-	-	-	-	411,667
Issuance of common shares in private placement	2,566,557	2,567	170,000	1,866,183	-	-	-	-	-	2,038,750
Stock-based compensation	869,208	869	889,268	730,249	-	-	-	-	-	1,620,386
Acquisition of control of acquired land	-	-	-	4,513,795	-	-	-	-	3,156,205	7,670,000
Net loss	-	-	-	-	(3,099,097)	-	-	-	(177,926)	(3,277,023)
Cumulative transaction adjustments	-	-	-	-	-	38,147	-	-	-	38,147
Balance at June 30, 2025	19,533,416	$19,533	$1,090,308	$86,378,577	$(72,048,904)	$483,812	(730,641)	$(8,909,691)	$2,476,098	$9,489,733

Balance at March 31, 2025	15,378,305	$15,378	$31,040	$83,615,369	$(69,791,882)	$444,172	(730,641)	$(8,909,691)	$2,551,909	$7,956,295
Issuance of common shares for Lind CN Repayment	800,000	800	-	215,468	-	-	-	-	-	216,268
Issuance of common shares in private offerings	2,566,557	2,567	170,000	1,866,183	-	-	-	-	-	2,038,750
Stock-based compensation	788,554	788	889,268	681,557	-	-	-	-	-	1,571,613
Net loss	-	-	-	-	(2,257,022)	-	-	-	(75,811)	(2,332,833)
Cumulative transaction adjustments	-	-	-	-	-	39,640	-	-	-	39,640
Balance at June 30, 2025	19,533,416	$19,533	$1,090,308	$86,378,577	$(72,048,904)	$483,812	(730,641)	$(8,909,691)	$2,476,098	$9,489,733

	Common Stock						Treasury Stock
	Number of shares	Amounts	Subscribed stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balance at December 31, 2025	25,053,193	$25,053	$359,000	$96,008,258	$(76,858,361)	$487,602	(730,641)	$(8,909,691)	$2,185,619	$13,297,480
Issuance of common shares for exercise of warrants	102,000	102	-	101,898	-	-	-	-	-	102,000
Issuance of common shares in private placement	176,631	177	-	319,315	-	-	-	-	-	319,492
Stock-based compensation	888,125	888	(254,000)	1,293,527	-	-	-	-	-	1,040,415
Net loss	-	-	-	-	(2,297,176)	-	-	-	(203,242)	(2,500,418)
Cumulative transaction adjustments	-	-	-	-	-	10,591	-	-	-	10,591
Balance at June 30, 2026	26,219,949	26,220	105,000	97,722,998	(79,155,537)	498,193	(730,641)	(8,909,691)	1,982,377	12,269,560

Balance at March 31, 2026	25,767,664	$25,767	$422,492	$97,152,918	$(78,418,603)	$499,650	(730,641)	$(8,909,691)	$2,055,924	$12,828,457
Issuance of common shares in private offerings	45,351	46	(63,492)	63,446	-	-	-	-	-	-
Stock-based compensation	406,934	407	(254,000)	506,634	-	-	-	-	-	253,041
Net loss	-	-	-	-	(736,934)	-	-	-	(73,547)	(810,481)
Cumulative transaction adjustments	-	-	-	-	-	(1,457)	-	-	-	(1,457)
Balance at June 30, 2026	26,219,949	$26,220	$105,000	$97,722,998	$(79,155,537)	$498,193	(730,641)	$(8,909,691)	$1,982,377	$12,269,560

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

The Company has three directly wholly owned subsidiaries, BriVision, BioLite Holding Inc. (“BioLite Holding”) and BioKey (Cayman), Inc. (“BioKey Cayman”), and one majority-owned subsidiary, AiBtl BioPharma Inc. (“AiBtl”). BioKey Cayman owns 100% of BioKey, Inc. (“BioKey”), the Company’s California-based pharmaceutical manufacturing and development subsidiary.

BioLite Holding was incorporated in the State of Nevada with wholly owned subsidiary BioLite BVI, Inc. (“BioLite BVI”) that was incorporated in the British Virgin Islands. BioLite BVI holds 73% ownership of BioLite Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 2006. BioLite Taiwan has been in the business of developing new drugs since it was incorporated.

Yun Zhi Yi Co., Ltd. (“Yun Zhi Yi”), a Taiwanese corporation, was incorporated in August 2024 and is 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang, a director of the Company. Yun Zhi Yi was established to hold the land located in Puli, Taiwan acquired for AiBtl’s health-related business development. Due to applicable Taiwan land ownership requirements, Ms. Jiang temporarily held legal title to the land pursuant to a nominee arrangement, without rights to dispose of, transfer, lease or encumber the land. On July 20, 2026, ownership of the land was transferred and registered in the name of Yun Zhi Yi.

Incorporated in California on November 20, 2000, BioKey has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

BioKey Cayman was incorporated in Cayman Islands in July 2023, which is 100% owned by ABVC. This subsidiary has no activities since inception. On May 10, 2025, ABVC transferred its 100% ownership in BioKey to BioKey Cayman. This reorganization did not have any other impact on the consolidated financial statements. To enhance shareholder value, on June 22, 2026, ABVC announced plans for the partial legal and structural separation of the BioKey Cayman business from ABVC (the “Reorganization Transactions”). The Reorganization Transactions consist of two distinct steps: (i) the legal separation of BioKey Cayman from ABVC (the “Separation”) and (ii) the subsequent distribution of BioKey Cayman shares to ABVC shareholders (the “Distribution”). To effect the Separation, BioKey Cayman filed a Registration Statement on Form 10 pursuant to the Exchange Act (File No. 000-56853), which became effective on June 25, 2026 (the “Form 10”). Shortly before the Form 10 became effective, BioKey Cayman and ABVC entered into the Separation and Distribution Agreement dated as of June 22, 2026 (the “SDA”) and related ancillary agreements. Upon effectiveness of the Form 10 and execution of the SDA, BioKey Cayman became a separate Exchange Act reporting company, although ABVC continued to own 100% of its outstanding shares pending the Distribution. For the Distribution, ABVC intends to distribute approximately 4,500,000 BioKey Cayman Ordinary Shares, representing approximately 15% of BioKey Cayman’s issued and outstanding Ordinary Shares, to ABVC shareholders on a pro rata basis. Following the Distribution, ABVC is expected to retain approximately 85% of BioKey Cayman and remain its controlling shareholder. The Distribution was originally scheduled for August 3, 2026 but was postponed due to outstanding tax, administrative and regulatory matters. A revised distribution date has not yet been determined. Accordingly BioKey Cayman currently exists as a separate Exchange Act reporting entity but remains wholly owned by ABVC until the Distribution is completed.

AiBtl BioPharma, Inc. was acquired by the Company with the transaction of the collaborative licensing agreements. On November 12, 2023, the Company and BioLite Taiwan each entered into a multi-year global licensing agreement with AiBtl for the development and commercialization of CNS products for the treatment of MDD and ADHD (collectively, the “Licensed Products”). The licenses cover the Licensed Products’ clinical trial, registration, manufacturing, supply and distribution rights. Under the respective agreements, each of the Company and BioLite Taiwan received 23 million shares of AiBtl common stock and is eligible to receive $3.5 million and royalties equal to 5% of net sales, up to $100 million. AiBtl recorded intangible assets of $3.5 million under each license agreement based on the committed cash consideration stipulated in the respective agreements, for an aggregate amount of $7.0 million, and the licenses are being amortized over their 20-year contractual terms. Because AiBtl and BioLite Taiwan are consolidated within the Company, the intercompany licensing transactions and related balances are eliminated in consolidation. As a result of these transactions, the Company became the controlling parent of AiBtl, with a 58.85% group ownership interest.

The following chart illustrates the corporate structure of ABVC:

(1)	BioKey Cayman is currently a separate Exchange Act reporting entity wholly owned by ABVC. Upon completion of the contemplated Distribution of approximately 15% of BioKey Cayman’s Ordinary Shares, ABVC is expected to retain approximately 85% of BioKey Cayman and remain its controlling shareholder.

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flow. For the six months ended June 30, 2026, the Company reported net loss of $2,500,418. As of June 30, 2026, the Company’s working capital deficit was $5,282,776.  In addition, the Company had net cash outflows of $1,138,656 from operating activities for the six months ended June 30, 2026. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources:

●	cash generated from operations;

●	other available sources of financing from private and or public capital raising activities, banks and other financial institutions in the U.S. and in Taiwan, ; and

●	financial support from the Company’s related parties and shareholders.

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated. These financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of June 30, 2026, and results of operations and cash flows for the six months ended June 30, 2026 and 2025. The unaudited interim condensed consolidated balance sheet as of June 30, 2026 has been derived from the audited financial statements at December 31, 2025, and interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s audited consolidated financial statements.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, restricted cash, accounts receivable, short-term investments, due from related parties, other current assets, accrued expenses, other current liabilities and due to related parties, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loans and convertible notes payable approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of the limit of $95,400 (NTD 3.0 million) covered by Taiwan Central Deposit Insurance Corporation, and the limit of $250,000 covered by the U.S. Federal Deposit Insurance Corporation’s (“FDIC”) insurance limits. As of June 30, 2026 and December 31, 2025, the Company had approximately nil and $265,521, respectively, in cash and cash equivalent balances that were in excess of the FDIC limits. However, the Company does not anticipate any losses on excess deposits. The Company does not enter into financial instruments for hedging, trading or speculative purposes.

Concentration of Clients

As of June 30, 2026 and December 31, 2025, management estimated all accounts receivable balances are uncollectible. Credit loss expenses were nil for both of the six months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026, the Company did not generate any revenue.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of June 30, 2026 and December 31, 2025 the Company’s cash and cash equivalents amounted to $31,944 and $681,480, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consists of cash held in a reserve bank account in Taiwan. As of June 30, 2026 and December 31, 2025, the Company’s restricted cash amounted nil and $645,505 (NTD 20.3 million), respectively.

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

Allowance for expected credit losses accounts were $616,452 and $614,470 as of June 30, 2026 and December 31, 2025, respectively.

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

Estimated Life in Years
Buildings and leasehold improvements	5 ~ 50
Machinery and equipment	5 ~ 10
Vehicles	2
Office equipment	3 ~ 6

Long-Term Equity Investment

The Company acquires long-term investments to promote business and strategic objectives. The accounting treatments are as follows:

●	Marketable equity investments: The Company measures marketable equity securities at fair value at each reporting date, with unrealized gains and losses recognized in net income in accordance with ASC 321. Fair value is determined based on quoted market prices or other observable inputs.

●	Non-marketable equity investments: When the equity method does not apply, non-marketable equity investments are accounted for at cost, adjusted for observable price changes in orderly transactions for identical or similar investments and for impairments, if applicable.

●	Equity method investments: Investments in which the Company has the ability to exercise significant influence, but not control, over the investee, are accounted for using the equity method. The Company recognizes its proportionate share of the investee’s income or loss in gains (losses) on equity investments on a monthly basis.

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC 718 “Compensation-Stock Compensation”. Total director, officer, and employee stock-based compensation were reversal of $254,000 and expense of $262,500 for the three months ended June 30, 2026 and 2025, respectively, and reversal of $184,828 and expense of $262,500 for the six months ended June 30, 2026 and 2025, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $507,041 and $1,309,113 for the three months ended June 30, 2026 and 2025, respectively, and $1,225,243 and $1,357,886 for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025
Numerator:
Net loss attributable to ABVC’s common stockholders	$(736,934)	$(2,257,022)	$(2,297,176)	$(3,099,097)

Denominator:	-
Weighted-average shares outstanding – Basic & Diluted	26,058,884	17,386,536	25,755,386	16,184,064
Loss per share
-Basic & Diluted	$(0.03)	$(0.13)	$(0.09)	$(0.19)

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

Foreign-currency Transactions

For the Company’s subsidiaries in Taiwan, the foreign-currency transactions are recorded in New Taiwan Dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into NTD, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign-currency denominated investments in shares of stock where such differences are accounted for as translation adjustments under the Statements of Changes in Stockholders’ Equity.

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

4. COLLABORATIVE AGREEMENTS

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. As of June 30, 2026, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment. There was no cash received in the six months periods ended June 30, 2026 and 2025, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

5. PROPERTY AND EQUIPMENT, AND PREPAMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has offices and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
Land	$12,681,222	$12,685,667
Buildings and leasehold improvements	2,222,593	2,224,082
Machinery and equipment	1,134,239	1,135,602
Vehicles	14,130	-
Office equipment	168,091	170,155
	16,220,275	16,215,506
Less: accumulated depreciation	(3,388,336)	(3,380,097)
Property and equipment, net	$12,831,939	$12,835,409

Depreciation expenses were $12,299 and $13,718 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the land with book value amounted to approximately $5,005,429 and $4,221,338, respectively, were pledged for obtaining bank loan (see Notes 9 Bank loans).

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

To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month. According to a Nominee Holding Agreement between Ms. Jiang and AiBtl on the same date, with attorney witness, AiBtl is the actual investor and beneficial owner of the land. Ms. Jiang acts solely as the nominal holder of the land and has no right to dispose of, transfer, lease, or encumber the land. These arrangements transferred substantially all of the risks and benefits arising from and control over the land to AiBtl before the title is transferred, and represents an executed purchase transaction rather than a deposit.

AiBtl may request the transfer of title to the land to itself or its designated subsidiary when legally permissible or appropriate, and the title transfer procedures to Yun Zhi Yi have been initiated. The title was transferred to Ms. Jiang on July 29, 2025. During the transaction, AiBtl paid $5,794 for government review and recorded in acquisition costs.

On May 15, 2026, the Ministry of Agriculture of Taiwan issued an approval letter permitting Yunzhiyi to acquire the five farmland plots comprising the Taiwan Land for use in agricultural crop cultivation. This approval letter also serves as proof for Yunzhiyi’s application for registration of the transfer of ownership of the Taiwan Land, and is valid for one year from the date of issuance. On July 20, 2026, Yunzhiyi completed the ownership transfer registration of the Taiwan Land with the Puli Land Office, Nantou County, and the land ownership certificates for all five parcels have been duly issued to Yun Zhi Yi.

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

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025, the Company issued 200,000 shares at $1.65 per share to Shuling as prepayment for the first-year service. For the six months ended June 30, 2026, the Company recognized $165,000 consulting expense, with $13,750 remaining prepaid expense balance as of June 30, 2026.

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

The property is planned to be ready-for-use before the end of 2026.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	June 30,	December 31,	Accounting
Name of investees	2026	2025	treatments
Braingenesis Biotechnology Co., Ltd.*	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Eye Corporation (see Note 10)	20.01%	19.78%	Cost Method
BioFirst Corporation	18.68%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	24.97%	Equity Method
Rgene Corporation	37.00%	26.65%	Equity Method
BioLite Japan K.K.	49.00%	49.00%	Equity Method

*	This company was acquired by Canal Biotech Corporation Inc. The Company’s stock is in the process of replacement with the stock of the acquired company and the ownership percentage is subject to change.

(2)	The extent the investee relies on the company for its business is summarized as follows:

Name of investees	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioLite Japan K.K.	The Company’s joint venture noncontrolling subsidiary perform research and development activities and explore business opportunities in Japan
ForSeeCon Eye Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loans provided to the investee and provides research and development support service
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	June 30, 2026	December 31, 2025
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,926	$7,014
Genepharm Biotech Corporation	21,146	21,727
BioHopeKing Corporation	-	-
Subtotal	28,072	28,741
Equity Method Investments, net
BioFirst Corporation(a)	1,244,253	1,298,038
Rgene Corporation(b)	548,969	551,686
ForSeeCon Eye Corporation(d)	668,403	-
BioLite Japan K.K. (BioLite JP)(c)	-	-
OncoX BioPharma, Inc.(e)	-	-
Total	$2,489,697	$1,878,465

(a)	BioFirst Corporation (“BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). The Company’s Chairman acts as a director of Biofirst and one of his immediate family members is the chairman of the Biofirst, both members able to exercise significant influence over Biofirst. Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of June 30, 2026 and December 31, 2025, the Company owns 18.68% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of June 30, 2026 and December 31, 2025, the amount of prepayment for long-term investments in Biofirst are both $1,124,842.

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

(4)	Disposition of long-term investment

During the six-month periods ended June 30, 2026 and 2025, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share of equity method investee losses	$(24,766)	$(44,917)	$(56,182)	$(95,794)

(c)	BioLite Japan K.K. (BioLite JP)

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

FEYE is a private company registered in the British Virgin Islands, focusing on the field of diagnosis and treatment of eye disorders, with its main product of Vitargus. The Company granted FEYE certain licensed products in exchange for FEYE ownership. See Note 4 for the details of such transactions. In June 2026, the Company paid NTD 21,286,720 (equivalent to $680,000) in exchange for 136,000 shares of equity investment in FEYE, another 0.46% share holdings in FEYE.

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

In connection with above Lind Note offerings, the Company and its subsidiaries: BioKey, BioLite, Biolite BVI, and American BriVision, jointly and severally guaranteed all of the obligations of the Company in connection with the offering with certain collateral, as set forth in the related transaction documents.

On May 22, 2024, November 19, 2024, January 9, 2025, July 1, 2025, and January 20, 2026 Lind exercised 1,000,000, 500,000, 1,029,167, 500,000, and 102,000 of the existing warrants to purchase shares of Common Stock at a reduced exercise price of $0.75, $0.42, $0.40, $1.0 and $1.0 per share, respectively. Refer to the details in Note 12, Equity.

Total interest expenses in connection with the above Lind Notes were nil and $117,290 for the three months ended June 30, 2026 and 2025, respectively, and were nil and $326,662 for the six months ended June 30, 2026 and 2025, respectively.

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

The convertible notes payable is accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company evaluated the conversion feature and determined that it qualifies for equity classification as it meets the “fixed-for-fixed” criteria. The proceeds from the issuance were allocated to the present value of the liability component in aggregate for $56,132, and to debt discount for $3,867. The debt discount is recorded in additional paid-in capital in the statement of change in equity. The debt discount is being amortized over the 1-year term using the effective interest method. During the three months ended June 30, 2026 and 2025, the Company recognized $0 and $1,000 in interest expense related to the amortization of the debt discount. During the six months ended June 30, 2026 and 2025, the Company recognized $0 and $1,984 in interest expense related to the amortization of the debt discount.

On April 5, 2025, AiBtl issued a convertible note payable with a principal amount of $9,010 to an individual investor, for total consideration of $9,010. The note has a 1-year term and an implied annual discount rate of 6.89%. with a 0% stated interest rate and is convertible by the holders into AiBtl’s common stock at $5 per share at any time before maturity. AiBtl reserves the right to repurchase the note in full at any time before maturity. In April 2026, the convertible note was extended for one year, expiring in April 2027.

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

For the new convertible notes issued in December 2025, the Company recognized a total interest expense of $24,501 for the three months ended June 30, 2026, and $49,002 for the six months ended June 30 2026.

Convertible Notes Payable – Related Party

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

For the new convertible notes issued in December 2025, the Company recognized a total interest expense of $12,000 for the three months ended June 30, 2026 and $24,000 for the six months ended June 30, 2026.

The carrying amounts of the liability component are summarized as follows:

June 30, 2026	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Other Note	AiBtl	November 1, 2024	November 1, 2026	$30,000	0%	$5.00	AiBtl	$30,000	30,000	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2026	30,000	0%	$5.00	AiBtl	30,000	30,000	30,000
Other Note	AiBtl	April 6, 2025	April 5, 2027	9,010	0%	$5.00	AiBtl	9,010	9,010	9,010
Other Note	AiBtl	December 3, 2025	December 3, 2026	240,000	20%	$7.50	AiBtl	240,000	240,000	240,000
Other Note	AiBtl	December 8, 2025	December 8, 2026	100,000	20%	$7.50	AiBtl	100,000	100,000	100,000
Other Note	AiBtl	December 26, 2025	December 26, 2026	150,000	20%	$7.50	AiBtl	150,000	150,000	150,000
				$559,010				$559,010	$559,010	$559,010

June 30, 2026	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Convertible note – related party	AiBtl	December 8, 2025	December 8, 2026	$150,000	20%	$7.50	AiBtl	$150,000	$150,000	$150,000
Convertible note – related party	AiBtl	December 30, 2025	December 30, 2026	90,000	20%	$7.50	AiBtl	90,000	90,000	90,000
				$240,000				$240,000	$240,000	$240,000

December 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Other Note	AiBtl	November 1, 2024	November 1, 2025*	$30,000	0%	$5.00	AiBtl	$30,000	30,000	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025*	30,000	0%	$5.00	AiBtl	30,000	30,000	30,000
Other Note	AiBtl	April 6, 2025	April 6, 2026	9,010	0%	$5.00	AiBtl	9,010	9,010	9,010
Other Note	AiBtl	December 3, 2025	December 3, 2026	240,000	20%	$7.50	AiBtl	240,000	240,000	240,000
Other Note	AiBtl	December 8, 2025	December 8, 2026	100,000	20%	$7.50	AiBtl	100,000	100,000	100,000
Other Note	AiBtl	December 26, 2025	December 26, 2026	150,000	20%	$7.50	AiBtl	150,000	150,000	150,000
				$559,010				$559,010	$559,010	$559,010

December 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Convertible note – related party	AiBtl	December 8, 2025	December 8, 2026	$150,000	20%	$7.50	AiBtl	$150,000	$150,000	$150,000
Convertible note – related party	AiBtl	December 30, 2025	December 30, 2026	90,000	20%	$7.50	AiBtl	90,000	90,000	90,000
				$240,000				$240,000	$240,000	$240,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	June 30,	December 31,
	2026	2025
Accrued research and development expense (1)	$1,741,083	$1,754,083
Accrued directors and officers (owners) compensation	1,360,777	1,358,293
Cash portion of the Lind Note repayments	500,000	492,376
Accrued compensation and employee benefits	28,435	86,744
Others	569,732	470,133
Total	$4,200,027	$4,161,629

(1)	Management continually reviews the stage of clinical trial activity with the finance and clinical operations teams based on latest trial enrollment status, activity logs and vendor invoicing schedules, and then accrues expenses as incurred for services received or performed as of each balance sheet date. To date, there have been no material differences between management estimates of such expenses and the amounts incurred.

As of June 30, 2026, the $1,741,083 accrued research and development expense represents the amounts due to third-parties for outside contracted services for manufacturing and process development. According to periodic management review, during the year ended December 31, 2025, there were no significant changes in the stage of clinical trial activities, nor any new vendors added or modifications to contractual terms that would necessitate adjusting the accruals. Based on known information, current progress and services received as of December 31, 2025, it is very likely that the current estimate will not change to a significant extent.

However, the accruals may increase for additional services received in the future with the planned resumption of ophthalmology and CNS trials, or if new clinical trials are initiated. Actual results may differ materially from the current estimated amounts if there are unforeseen changes in trial progress, vendor performance, or billing practices in the future.

9. SHORT-TERM LOANS

(1)	Short-term loans consist of the following:

	June 30,	December 31,
	2026	2025
Cathay United Bank	$29,462	$89,512
CTBC Bank	-	636,000
Other individual	30,000	30,000
Total	$59,462	$755,512

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD 7.5 million, equivalent to $228,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on the term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year, and the next renewal date is September 6, 2026. As of June 30, 2026 and December 31, 2025, the effective interest rates per annum was 3.05% and 2.99%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. During the six months ended June 30, 2026, the Company repaid the loan in total of NTD 1,876,566, equivalent to $59,299.

Interest expenses were $380 and $1,293 for the three months ended June 30, 2026 and 2025, respectively, and were $977 and $2,762 for the six months ended June 30, 2026 and 2025, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NTD 10 million, equivalent to $327,500, and NTD 10 million, equivalent to $327,500, respectively. Both loans with the same maturity date on January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every six months, and the next renewal date is July 10, 2026. The loan balances bear interest at a fixed rate of 2.5% per annum, and is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan opened a TCD account with CTBC bank to guarantee the loan going forward. During the three months ended March 31, 2026, the Company paid off the loan in total of NTD 20,000,000, equivalent to $632,000.

Interest expenses were nil and$3,981 for the three months ended June 30, 2026 and 2025, respectively, and $3,593 and $7,742 for the six months ended June 30, 2026 and 2025, respectively.

Other individual – Third party

On March 21, 2024, the Company issued an unsecured promissory note to a third party for the proceeds of $30,000. The note bears interest rate of 12% per annum and matures on March 21, 2025, or upon the occurrence of an event of default. The promissory note was extended for another year and matures on March 21, 2027, with the same terms.

Interest expenses were $898 and $898 for the three months ended June 30, 2026 and 2025, respectively, and were $1,785 and $1,785 for the six months ended June 30, 2026 and 2025, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company, and a member of board of directors of BioFirst.

Ms. Mei-Ling Jiang is Ms. Shuling Jiang’s sibling.

BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation (“BHK”)	Entity controlled by controlling beneficiary shareholder of ABVC
AiBtl (Holding) BioPharma, Inc. (“AiBtl Holding”)	Founding shareholder of AiBtl BioPharma Inc.
Jaimes Vargas Russman	CEO of AiBtl BioPharma Inc.
Lion Arts Promotion, Inc. (“Lion Arts”)	Entity controlled by the Jiangs.

Consulting fees – related parties

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lion Arts	$48,875	$57,441	$108,283	$126,019

In March 2024, the BioLite engaged Lion Arts to provide operation, business development, human resources, and capital finance consulting services in Taiwan. The agreement is for 12 months expiring in February 2025, and was renewed twice, each for another 12 months, expiring February 2027. The service fee is NTD 5,520,000 (approximately $173,328) for each of the contracts expiring 2026 and 2027.

In May 2025, BioLite entered another consulting agreement with Lion Arts for international business development for service fee of NTD 2,000,000 (approximately $62,800). This agreement is for 12 months expiring April 2026, and is optional for renewal upon mutual agreement.

Due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	June 30,	December 31,
	2026	2025
BioFirst (1)	$134,026	$761,017
Rgene (2)	2,317	2,347
Director (3)	1	24
Total	$136,344	$763,388

Due from related parties- Non-current, net

	June 30,	December 31,
	2026	2025
BioFirst (Australia) (4)	$839,983	$839,983
BioHopeKing Corporation (5)	123,757	120,210
Total	963,740	960,193
Less: allowance for expected credit losses accounts	(963,740)	(960,193)
Net	$-	$-

(1)

On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of $337,707, which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of $347,883, which bears interest at 12% per annum for the use of working capital. During the six months ended June 30, 2026, the Company entered several loan agreements with BioFirst, in the aggregate of $147,572. These loans bear 12% per annum, with the term of 12 months. During the six months ended June 30, 2026, the Company also received around $793,567 repayment. The funds were used to support BioFirst’ daily operations.

As of June 30, 2026 and December 31, 2025, the outstanding loan and interest balance were $97,842 and $761,017, respectively.

As of June 30, 2026 and December 31, 2025, the Company has other receivables amounted to $36,184 and nil, respectively.

(2)	As of June 30, 2026 and December 31, 2025, the Company has other receivables amounted $2,317 and $2,347, respectively, from Rgene due to daily operations.

(3)	The director paid certain operating expenses on behalf of the Company.

(4)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of June 30, 2026 and December 31, 2025, the outstanding loan balances and allocated research fee were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of June 30, 2026 and December 31, 2025, due from BHK was both NTD 3,941,299 (approximately$123,363 and $120,210, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of NTD 3,941,299 as of December 31, 2024. No recovery was made during the six months ended June 30, 2026.

The Company’s due from related parties are subject to certain risks that our collaborative parties, including OncoX and FEYE, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of June 30, 2026, the Company’s comprehensive review of these due from related party balances indicates that there are no expected losses except those being recognized above. This conclusion is based on business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30,	December 31,
	2026	2025
The Jiangs (1)	$277	$300
Shareholders and Subsidiaries’ management(2)	265,022	-
ForSeeCon (3)	-	70,000
OncoX (3)	-	35,404
Total	$265,299	$105,704

(1)

Since 2019, the Jiangs advanced funds to the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, the outstanding balance due to the Jiangs amounted to $277 and $300, respectively. These loans bear no interest and are due on demand. In addition, during year ended 2025, the Company purchased a piece of land in Taiwan from Shuling Jiang, as discussed in Note 5.

(2)

At the end of June 30, 2026, the shareholders advanced funds to the Company for working capital purposes.The advances bear an interest rate around 12% per annum, starting from July 1, 2026 for a term of one year.

In June 2026, management of Biokey advanced funds to Biokey for working capital purposes. The advances does not bear any interest.

(3)	As of December 31, 2025, the Company had balances due to ForSeeCon and OncoX of $70,000 and $35,404, respectively, relating to amounts previously received but not recognized as licensing revenue. During the first quarter of 2026, the Company settled the outstanding balances with ForSeeCon and OncoX. Accordingly, no amounts remained payable to either party as of June 30, 2026.

Asset pledged for related party’s bank loan

Shuling Jiang acts as the Company’s agent to hold the land in Taoyuan, amounting to $4,656,460. And the land is pledged for her bank loan of NTD 15,000,000 (equivalent to $471,000), which is due on April 16, 2027.

11. INCOME TAXES

Income tax (benefit) expense for the six months ended June 30, 2026 and 2025 were $0 and $23,627, respectively.

The income tax expense applicable to income before income taxes consists of the following

	Six Months Ended June 30,
	2026	2025
Current income taxes:
Federal	-	-
State	-	-
Foreign	-	23,627
Total Current	-	23,627
Deferred income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Income tax expenses	-	23,627

Loss before income tax consists of the following

	Six Months Ended June 30,
	2026	2025
U.S.	(2,088,301)	(2,785,284)
Foreign	(412,117)	(468,112)
Loss before income tax	$(2,500,418)	$(3,253,396)

The income tax expense (benefit) differs from the amount computed by applying the US federal statutory rate of 21.0% to income before income taxes for six months ended June, 2026 and 2025, respectively, as follows:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
US Federal Statutory Tax Rate	$(525,088)	21.0%	$(683,213)	$21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	(54,728)	2.2%	(29,304)	0.9%
Foreign tax effects
Taiwan-reduced statutory tax rate on qualifying income	12,365	(0.5)%	4,681	(0.1)%
Effect of Cross-boarder tax laws	-	-%	-	-%
Tax credits	-	-%	-	-%
Nontaxable or non-deductible items
Stock-based compensation	218,487	(8.7)%	340,281	(10.5)%
others	11,798	(0.5)%	17,448	(0.5)%
Change in valuation allowances	337,166	(13.5)%	373,734	(11.5)%
Others (1)	-	-%	-	-%
Income tax expenses	-	-%	23,627	(0.7)%

(1)	includes the tax effects of enactment of new tax laws and change in unrecognized tax benefits.

The amount of cash (refund) paid for income taxes for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
Federal	-	-
State	-	-
Foreign		-
Taiwan	(1,209)	1,969
Total Current	(1,209)	1,969

Deferred tax assets (liability) as of June 30, 2026 and December 31, 2025 consist approximately of:

	June 30,	December 31,
	2026	2025
Loss on impairment of assets	881,855	881,855
Net operating loss carryforwards	6,810,871	6,473,705
Operating lease liabilities	413,886	446,376
Operating lease assets	(409,757)	(445,321)
Deferred tax assets, gross	7,696,855	7,356,615
Valuation allowance	(7,696,855)	(7,356,615)
Deferred tax assets, net	-	-

A reconciliation of gross unrecognized tax benefits is as follows:

The Company had no unrecognized tax benefits or related interest and penalties accrued as of June 30, 2026 or December 31, 2025. The Company’s accounting policy is to recognize any interest and penalties related to uncertain tax positions as components of income tax expense.

12. EQUITY

Stock-Based Compensation and Payments

The Company has entered several agreements with its landlord in California, which both parties agreed that the Company issues its common stocks in lieu of cash for certain months of rent.

Shares-based compensations for the three months ended June 30, 2026 and 2025 consist approximately of:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Shares issued	Compensation amount	Shares issued	Compensation amount
Rent	102,448	114,307	179,806	133,185
Employee compensation	-	-	90,277	94,791
Restricted shares to advisors and consultant	4,486	4,734	-	-
Common stocks to advisors and consultants	300,000	388,000	518,471	454,369
Total share-based compensation	406,934	507,041	788,554	682,345

Shares-based compensations for the six months ended June 30, 2026 and 2025 consist approximately of:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Shares issued	Compensation amount	Shares issued	Compensation amount
Rent	162,453	220,594	260,460	181,956
Employee compensation	69,171	69,171	90,277	94,792
Restricted shares to advisors and consultant	106,501	203,150	-	-
Common stocks to advisors and consultants	550,000	801,500	518,471	454,370
Total share-based compensation	888,125	1,294,415	869,208	731,118

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

In November and December 2025, the Company compensated an employee by 100,000 shares of the Company’s common stocks amounting to $254,000 for her additional services. These shares were not issued as of December 31, 2025 and were canceled in May 2025.

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

To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month. During the transaction, AiBtl paid $5,794 for government review and recorded in acquisition costs.

On May 15, 2026, the Ministry of Agriculture of Taiwan issued an approval letter permitting Yunzhiyi to acquire the five farmland plots comprising the Taiwan Land for use in agricultural crop cultivation. This approval letter also serves as proof for Yunzhiyi’s application for registration of the transfer of ownership of the Taiwan Land, and is valid for one year from the date of issuance. On July 20, 2026, Yunzhiyi completed the ownership transfer registration of the Taiwan Land with the Puli Land Office, Nantou County, and the land ownership certificates for all five parcels have been duly issued.

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

13. STOCK OPTIONS

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

Stock Options

Options issued and outstanding as of June 30, 2025 and 2026, and their activities during the year then ended are as follows respectively:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	258,710	$27.9	6.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2025	258,710	27.9	6.25	$-
Exercisable as of June 30, 2025	258,710	27.9	6.25	$-
Vested and expected to vest	258,710	$27.9	6.25	$-

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	258,710	$27.9	5.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2026	258,710	27.9	5.25	$-
Exercisable as of June 30, 2026	258,710	27.9	5.25	$-
Vested and expected to vest	258,710	$27.9	5.25	$-

Stock Warrants - Shuling

Warrants issued in July 2025 and outstanding in connection with Shuling land transaction (See Note 5) as of June 30, 2026, and their activities during the year ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,000,000	$2.50	4.54	$-
Issued	-	-	-	-
Exercised	-	$-	-	-
Outstanding as of June 30, 2026	1,000,000	$2.50	4.04	$-

Stock Warrants – Lind Notes

On January 5, 2025, the Company and Lind entered into a third letter agreement, pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share.

In July 2025, Lind exercised 500,000 warrants and left 500,000 warrants as of December 31, 2025.

In January 2026, Lind exercised 102,000 warrants and left 398,000 warrants as of the date of this report.

Warrants issued and outstanding in connection with above Lind convertible notes as of June 30, 2025 and 2026, and their activities during the six-month period ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	2,029,167	$0.00	4.20	$195,542
Issued	-	-	-	-
Exercised	(1,029,167)	$0.40	-	-
Outstanding as of June 30, 2025	1,000,000	$0.40	3.89	$1,825,000

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	500,000	$1.00	3.39	$565,000
Issued	-	-	-	-
Exercised	(102,000)	$1.00	-	-
Outstanding as of June 30, 2026	398,000	$1.00	2.90	$230,840

14. LEASE

The Company follows ASC 842 for lease accounting. The Company elected the short-term lease exemption and generally accounts for lease and non-lease components separately.

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

	June 30, 2026	December 31, 2025
ASSETS
Operating lease right-of-use assets	$1,743,926	$1,913,278
LIABILITIES
Operating lease liabilities (current)	358,107	317,557
Operating lease liabilities (non-current)	1,405,483	1,600,747

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expenses	$134,407	$117,166	$279,541	$236,496

Other information related to leases is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$20,101	$34,919	$58,947	$54,539
Stock paid for amounts included in the measurement of operating lease liabilities	114,307	84,411	220,594	181,957

	June 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term:
Operating leases	4.57 years	5.00 years

Weighted Average Discount Rate:
Operating leases	7.25%	7.11%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026 (Excluding current period)	$223,497
2027	442,272
2028	447,266
2029	459,222
2030	422,821
Thereafter	70,814
Total future minimum lease payments, undiscounted	2,065,892
Less: Imputed interest	(302,302)
Present value of future minimum lease payments	$1,763,590

15. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of June 30, 2026 and up through the date of the consolidated financial statements was available to the issued.

16. SUBSEQUENT EVENTS

On July 20, 2026, Yunzhiyi completed the ownership transfer registration of the Taiwan Land with the Puli Land Office, Nantou County, and the land ownership certificates for all five parcels have been duly issued. See note 5 and note 12 for details.

On June 22, 2026, ABVC announced plans for the partial legal and structural separation of the BioKey Cayman business from ABVC (the “Reorganization Transactions”), consisting of two distinct steps: (i) the legal separation of BioKey Cayman from ABVC (the “Separation”) and (ii) the subsequent distribution of BioKey Cayman shares to ABVC shareholders (the “Distribution”). To effect the Separation, BioKey Cayman filed a Registration Statement on Form 10 pursuant to the Exchange Act (File No. 000-56853), which became effective on June 25, 2026. Shortly before the Form 10 became effective, BioKey Cayman and ABVC entered into the Separation and Distribution Agreement dated as of June 22, 2026 and related ancillary agreements. Upon effectiveness of the Form 10 and execution of the Separation and Distribution Agreement, BioKey Cayman became a separate Exchange Act reporting company, although ABVC continued to own 100% of its outstanding shares pending the Distribution. ABVC intends to distribute approximately 4,500,000 BioKey Cayman Ordinary Shares, representing approximately 15% of BioKey Cayman’s issued and outstanding Ordinary Shares, to ABVC shareholders on a pro rata basis. Following the Distribution, ABVC is expected to retain approximately 85% of BioKey Cayman and remain its controlling shareholder. The Distribution was originally scheduled for August 3, 2026 but was postponed due to outstanding tax, administrative and regulatory matters. A revised distribution date has not yet been determined. Accordingly, BioKey Cayman remains wholly owned by ABVC until the Distribution is completed.

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

Overview

ABVC BioPharma Inc., which was incorporated under the laws of the State of Nevada on February 6, 2002, is a clinical stage biopharmaceutical company focused on development of new drugs and medical devices, all of which are derived from plants. The Company has three directly wholly owned subsidiaries, BriVision, BioLite Holding Inc. (“BioLite Holding”) and BioKey (Cayman), Inc. (“BioKey Cayman”), and one majority-owned subsidiary, AiBtl BioPharma Inc. (“AiBtl”). BioKey Cayman owns 100% of BioKey, Inc. (“BioKey”), the Company’s California-based pharmaceutical manufacturing and development subsidiary.

BioLite Holding was incorporated in the State of Nevada with wholly owned subsidiary BioLite BVI, Inc. (“BioLite BVI”) that was incorporated in the British Virgin Islands. BioLite BVI holds 73% ownership of BioLite Inc. (“BioLite Taiwan”), a Taiwanese corporation that was founded in February 2006. BioLite Taiwan has been in the business of developing new drugs since it was incorporated.

Yun Zhi Yi Co., Ltd. (“Yun Zhi Yi”), a Taiwanese corporation, was incorporated in August 2024, with 90% owned by BioLite Taiwan and 10% owned by Shuling Jiang (“Shuling”, or “Ms. Jiang”), a director and beneficial owner of more than 10% of ABVC’s outstanding common stock. This entity was set up for holding land located in Puli, Tawain that AiBtl sought to acquire, which land will be used for developing health related business. Due to Taiwan’s legal restrictions prohibiting foreign entities from directly owning farmland, the parties structured the arrangement through nominee holdings and AiBtl’s board authorized Ms. Jiang to temporarily hold the land title until the administrative procedures were finalized. The title was transferred to Ms. Jiang later that month, and the Company recorded $5,794 in acquisition costs associated with the transaction. On May 15, 2026, the Ministry of Agriculture of Taiwan issued an approval letter permitting Yun Zhi Yi to acquire the five farmland plots comprising the Taiwan Land for use in agricultural crop cultivation. This approval letter also serves as proof for Yun Zhi Yi’s application for registration of the transfer of ownership of the land and is valid for one year from the date of issuance. On July 20, 2026, Yun Zhi Yi completed the ownership transfer registration of the land with the Puli Land Office, Nantou County, and the land ownership certificates for all five parcels have been duly issued.

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

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment. There was no cash received in the six months periods ended June 30, 2026 and 2025, respectively.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

On May 8, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic Cancer (the “Licensed Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6,250,000 (or 1,250,000 Oncox shares valued at $5 per share; price was determined through private negotiations between the parties; no third-party valuation was completed.) within 30 days of entering into the May 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of Net Sales, as defined in the May 2024 Oncox Agreement, from the first commercial sale of the Licensed Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms.

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

Biokey Distribution and Separation

To enhance shareholder value, on June 22, 2026, ABVC announced plans for the partial legal and structural separation of the BioKey Cayman business from ABVC (the “Reorganization Transactions”). The Reorganization Transactions consists of two distinct steps: (i) the legal separation of BioKey Cayman from ABVC (the “Separation”) and (ii) the subsequent distribution of BioKey Cayman shares to ABVC shareholders (the “Distribution”). To affect the Separation, BioKey Cayman filed a Registration Statement on Form 10 pursuant to the Exchange Act (File No. 000-56853), which the Commission declared effective on June 25, 2026 (the “Form 10”). Shortly before the Form 10 became effective, BioKey Cayman and ABVC entered into that certain Separation and Distribution Agreement dated as of June 22, 2026 (the “SDA”) and the related ancillary agreements. Upon effectiveness of the Form 10 and execution of the SDA, BioKey Cayman became a separate Exchange Act reporting company, although ABVC continued to own 100% of its outstanding shares pending the Distribution.

For the Distribution, ABVC intends to distribute approximately 4,500,000 of its ordinary shares of BioKey Cayman, which represents approximately 15% of BioKey Cayman’s current issued and outstanding Ordinary Shares, to ABVC’s shareholders on a pro rata basis. Following the Distribution, it is anticipated that ABVC will retain approximately an 85% ownership interest in BioKey Cayman and will remain BioKey Cayman’s controlling shareholder. The distribution was originally scheduled for August 3, 2026, but was postponed due to outstanding tax, administrative and regulatory matters. A revised distribution date has not yet been determined. Accordingly, BioKey Cayman currently exists as a separate reporting entity but remains wholly owned by ABVC until the Distribution is completed.

Series A Convertible Preferred Stock

As of June 30, 2026, no Series A Convertible Preferred Stock has been issued by the Company.

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

On March 3, 2025 and April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. The 3rd Lind Note balance was fully converted as of June 30, 2026.

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

On January 17, 2024, the Company entered into a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note in the principal amount of $1,000,000, for a purchase price of $833,333 (the “3rd Lind Note”), that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 (the “Fixed Price”) and (ii) 90% of the average of the three lowest VWAPs (as defined in the 3rd Lind Note) during the 20 trading days prior to conversion (“Variable Price”), subject to adjustment (the “Note Shares”). Notwithstanding the foregoing, provided that no Event of Default (as defined in the 3rd Lind Note) shall have occurred, conversions under the 3rd Lind Note shall be at the Fixed Price for the first 180 days following the closing date. Lind will also receive a 5-year, common stock purchase warrant (the “3rd Lind Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2.00 per share, subject to adjustment (each, a “Warrant Share,” together with the 3rd Lind Note, Note Shares and 3rd Lind Warrant, the “Securities”). The parties later agreed to a floor price of $1.00 for the Variable Price and that the Company would compensate Lind in cash if the Variable Price was less than such floor price at the time of conversion.

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

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. As of June 30, 2026, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment. There was no cash received in the six months periods ended June 30, 2026 and 2025, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the six months periods ended June 30, 2026 and 2025, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of June 30, 2026, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

Results of Operations  - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025.

The following table presents, for the three months indicated, our unaudited consolidated statements of operations information.

	Three Months Ended June 30		Increase
	2026	2025	(Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$779,526	$2,294,983	$(1,515,457)	(66)%
Loss from Operations	$(779,526)	$(2,294,983)	$1,515,457	(66)%
Other Income (Expense)	$(30,955)	$(14,223)	$(16,732)	118%
Interest (Expense), Net	$(41,640)	$(110,274)	$68,634	(62)%
Net Income (Loss)	$(810,481)	$(2,332,833)	$1,522,352	(65)%

Revenues. We generated $0 and $0 revenues for the three months ended June 30, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses have decreased by $1,515,457 or 66%, to $779,526 for the three months ended June 30, 2026 from $2,294,983 for the three months ended June 30, 2025. Such an decrease in operating expenses was mainly due to the Company hired certain consultants and advisors for business opportunity and financial advisory services during the three months ended June 30, 2025, leading to higher stock-based compensation expenses.

Other Income (Expense). Our other expense was $30,955 for the three months ended June 30, 2026, compared to other expense of $14,223 for the three months ended June 30, 2025. The change was principally caused by lower exchange gain, partially offset by decrease in interest expenses in the three months ended June 30, 2026.

Interest income (expense), net. was expense of $41,640 for the three months ended June 30, 2026, compared to ($110,274) for the three months ended June 30, 2025. The decrease of $68,634, or approximately 62%, was primarily due to decrease in bank loans partially offset by increase in convertible notes payable.

Net Loss. As a result of the above factors, our net loss was $810,481 for the three months ended June 30, 2026 compared to $2,332,833 for the three months ended June 30, 2025, representing an loss decrease of $1,522,352, or 65%.

Results of Operations - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025.

The following table presents, for the six months indicated, our unaudited consolidated statements of operations information.

	Six Months Ended June 30		Increase
	2026	2025	(Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$2,351,998	$2,987,988	$(635,990)	(21)%
Loss from Operations	$(2,351,998)	$(2,987,988)	$635,990	(21)%
Other Income (Expense)	$(148,420)	$(265,408)	$(116,988)	(44)%
Interest (Expense), Net	$(87,252)	$(314,170)	$(226,918)	(72)%
Net Income (Loss)	$(2,500,418)	$(3,277,023)	$(776,605)	(24)%

Revenues. We generated We generated $0 and $0 revenues for the six months ended June 30, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses have decreased by $635,990, or 21%, to $2,351,998 for the six months ended June 30, 2026 from $2,987,988 for the six months ended June 30, 2025. Such decrease in operating expenses was mainly attributable to the decrease in stock-based compensation expenses by $579,971, mainly attributable more consultants and advisors services for business opportunity and financial advisory services during the six months ended June 30, 2025.

Other Income (Expense). Our other expense was $148,420 for the six months ended June 30, 2026, compared to other expense of $265,408 for the six months ended June 30, 2025. The change was principally caused by the decrease in interest expense as a result of bank loan repayments partially offset by increase in convertible notes payable.

Interest income (expense), net. was $(87,252) for the six months ended June 30, 2026, compared to $(314,170) for the six months ended June 30, 2025. The decrease of $226,918, or approximately 72%, was primarily due to the decrease in interest expense due to decrease in interest expense as a result of bank loan repayments partially offset by increase in convertible notes payable.

Net Loss. As a result of the above factors, our net loss was $2,500,418 for the six months ended June 30, 2026 compared to $3,277,023 for the six months ended June 30, 2025, representing a decrease of $776,605, or 24%.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Current Assets	$411,729	$2,501,343
Current Liabilities	$5,694,505	$6,163,976
Working Capital (Deficit)	$(5,282,776)	$(3,662,633)

Going Concern and Liquidity Consideration

For the six months ended Jun 30, 2026, the Company reported net loss of $2,500,418. As of June 30, 2026, the Company’s working capital deficit was $5,282,776. In addition, the Company had net cash outflows of $1,138,656 from operating activities for the six months ended June 30, 2026. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

	Six Months Ended June 30
	2026	2025	Change	%
Cash Flow Used In Operating Activities	$(1,138,656)	$(1,434,007)	$295,351	(21)%
Cash Flow Used in Investing Activities	$(54,408)	$(665,779)	$611,371	(92)%
Cash Flow (Use in) Provided by Financing Activities	$(115,972)	$2,356,083	$(2,742,055)	(105)%

Cash Flow from Operating Activities

During the six months ended June 30, 2026 and 2025, the net cash used in operating activities were $1,138,656 and $1,434,007, respectively. The decrease in outflows was primarily due to the decrease in net loss as a result of operating expense controls.

Cash Flow from Investing Activities

During the six months ended June 30, 2026 and 2025, the main investing activity are loan of funds to related parties for their operating needs and payment for investment in ForSeeCon, partially offset by the repayment received from related parties.

Cash Flow from Financing Activities

During the six months ended June 30, 2026 and 2025, the net cash flows in financing activities were $115,972 used and $2,356,083 provided, respectively. The decrease in net cash provided by financing activities were primarily due to repayment of short-term bank loans and lower proceeds from private placements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

Changes in Internal Control over Financial Reporting

The Company filed its annual report on Form 10-K on March 3, 2026, which included the 2025 Restatement and a restatement regarding the nine months ended September 30, 2025.

During the quarter ended June 30, 2026, the Company identified a deficiency in its internal control over financial reporting related to the due diligence and ongoing monitoring of external advisors supporting the Company’s financial reporting processes. Specifically, the Company determined that its controls were not adequately designed to identify certain regulatory or disciplinary matters associated with its external advisor on a timely basis. Upon identification of this matter, the Company promptly terminated its engagement with the relevant external advisor. The Company performed a review of the work performed and determined that there was no material impact on its financial statements for any prior periods.

No change in our system of internal control over financial reporting occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, including the significant operating, investing, and financing activities made by our related parties and equity method investees. As of the date of this report, we are working to hire personnel with the requisite technical accounting knowledge to remediate the material weakness as soon as possible.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (44)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
3.7	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (45)
3.8	Amendment to Bylaws (46)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
4.3	Form of Voting Rights Proxy Agreement (58)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Reserved
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Lind Letter Agreement dated May 22, 2024 (52)
10.8	Lind Form of Warrant dated May 22, 2024 (52)
10.9	Reserved
10.10	Reserved
10.11	Reserved
10.12	Reserved
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc (47)

10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc (47)
10.42	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (51)
10.43	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (51)
10.44	Form of 2nd Lind Note (38)
10.45	Form of 2nd Lind Warrant (38)
10.46	Securities Purchase Agreement dated November 17, 2023 (38)
10.47	First Amendment To Security Agreement (38)
10.48	First Amendment To Guarantor Security Agreement (38)
10.49	First Amendment to Guaranty (38)
10.50	Securities Purchase Agreement dated January 17, 2024 (39)
10.51	Form of 3rd Placement Agent Warrant (40)
10.52	Second Amendment To Security Agreement (39)
10.53	Second Amendment To Guarantor Security Agreement (39)
10.54	Second Amendment to Guaranty (39)
10.55	Form of 3rd Lind Note (39)
10.56	Form of 3rd Lind Warrant (39)
10.57	Amendment No. 1 to 2nd Lind Note (41)
10.58	Amendment No. 2 to 2nd Lind Note (42)
10.59	Amendment No. 1 to 3rd Lind Note (43)
10.60	Definitive License Agreement between the Company and OncoX BioPharma, Inc. (48)
10.61	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. (48)
10.62	Definitive License Agreement between the Company and ForSeeCon Eye Corporation (49)
10.63	Definitive License Agreement between BioFirst Corporationand ForSeeCon Eye Corporation (49)
10.64	Form of Amendment (50)
10.65	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (53)
10.66	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (53)
10.67	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (54)
10.68	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (54)
10.69	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (55)
10.70	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (55)
10.71	Letter Agreement dated January 5, 2025 (56)
10.72	Land Transfer Plan dated March 31, 2025 (57)
10.73	Nominee Holding Agreement dated April 1, 2024 (57)
10.74	Land Lease Agreement dated April 1, 2024 (57)
10.75	Addendum to Definitive Licensing Agreement between ABVC and AiBtl dated March 11, 2025 (57)
10.76	Addendum to Definitive Licensing Agreement between BioLite and AiBtl dated March 11, 2025 (57)
10.77	Yun Zhi Yi Land Holding Agreement dated October 28, 2024 (57)
10.78	Form of Purchase Agreement (58)
10.79	Form of Voting Rights Proxy Agreement (58)
10.80	Second Amended and Restated 2016 Equity Incentive Plan (59)
10.81	Form of Warrant (60)
10.82	Definitive Agreement between the Company and Shuling Jiang (60)
10.83	Consulting Agreement (60)
10.84	Form of Separation and Distribution Agreement between BioKey Cayman and ABVC +
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(40)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on January 17, 2024.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed on June 6, 2022

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2024

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2023

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2024

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 26, 2024

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024

(51)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(54)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 6, 2025

(57)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed April 15, 2025

(58)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 30, 2025

(59)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 27, 2025

(60)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on July 18, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: August 12, 2026	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: August 12, 2026	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)