Form 10-Q
period 2026-09-30
ABVC BIOPHARMA, INC.
filed 2026-11-10
CIK 1173313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 26,976,625 shares of common stock, par value per share $0.001, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
		(revised*)
ASSETS
Current Assets
Cash and cash equivalents	$11,294	$681,480
Restricted cash	-	645,505
Due from related parties	934,111	1,523,388
Convertible notes receivable – related parties	29,930	-
Short-term investments	55,160	64,354
Prepaid expense and other current assets	373,889	346,616
Total Current Assets	1,404,384	3,261,343

Property and equipment, net	12,825,164	12,835,409
Operating lease right-of-use assets	1,658,963	1,913,278
Long-term investments	2,484,137	1,878,465
Prepayment for long-term investments	1,124,842	1,124,842
Prepayment for asset acquisition	691,900	691,900
Other non-current assets	106,682	116,966
Total Assets	$20,296,072	$21,822,203

LIABILITIES AND EQUITY
Current Liabilities
Short-term bank and other loans	$30,000	$755,512
Accrued expenses and other current liabilities	4,533,972	4,161,629
Contract liabilities	12,600	12,600
Operating lease liabilities	338,794	317,557
Due to related parties	1,478,178	865,704
Taxes payable	-	11,964
Convertible notes payable – third parties	559,010	559,010
Convertible notes payable – related parties	240,000	240,000
Total Current Liabilities	7,192,554	6,923,976

Tenant security deposit	18,667	-
Operating lease liability – non-current	1,343,207	1,600,747
Total Liabilities	8,554,428	8,524,723
COMMITMENTS AND CONTINGENCIES
Equity
Preferred stock, $0.001 par value, 20,000,000 authorized, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 26,841,266 and 25,053,193 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	26,841	25,053
Stock to be issued	105,000	359,000
Additional paid-in capital	98,567,984	96,008,258
Accumulated deficit	(77,254,088)	(76,858,361)
Accumulated other comprehensive income	514,802	487,602
Treasury stock	(8,909,691)	(8,909,691)
Total Stockholders’ equity	13,050,848	11,111,861
Noncontrolling interest	(1,309,204)	2,185,619
Total Equity	11,741,644	13,297,480

Total Liabilities and Equity	$20,296,072	$21,822,203

*	Refer to Error Correction in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30	September 30,	September 30	September 30,
	2026	2025	2026	2025
		(Restated)		(Restated**)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross loss	-	-	-	-

Operating expenses
Selling, general and administrative expenses	376,946	798,253	1,632,722	2,103,718
Research and development expenses	18,040	29,890	73,847	92,027
Stock-based compensation	845,607	1,136,217	1,886,022	2,756,603
Total operating expenses	1,240,593	1,964,360	3,592,591	4,952,348

Loss from operations	(1,240,593)	(1,964,360)	(3,592,591)	(4,952,348)

Other income (expense)
Interest income	2,384	47,287	6,832	85,497
Interest expense	(43,649)	(30,959)	(135,349)	(383,339)
Operating sublease income	27,622	29,680	56,829	53,680
Gain (loss) on foreign exchange	(361)	(112,553)	(40,139)	13,683
Loss on investment in equity securities	(6,816)	(54,235)	(62,998)	(150,029)
Other (expenses) income	(128,719)	2,194	(123,134)	(3,486)
Total other expenses	(149,539)	(118,586)	(297,959)	(383,994)

Loss before provision for income tax	(1,390,132)	(2,082,946)	(3,890,550)	(5,336,342)

Provision for income tax expense	-	527	-	24,154

Net loss	(1,390,132)	(2,083,473)	(3,890,550)	(5,360,496)

Net loss attributable to noncontrolling interests	(2,539,432)	(41,010)	(2,742,674)	(218,936)

Net loss attributed to ABVC shareholders	1,149,300	(2,042,463)	(1,147,876)	(5,141,560)
Foreign currency translation adjustment	16,609	3,236	27,200	41,383
Comprehensive loss	$1,165,909	$(2,039,227)	$(1,120,676)	$(5,100,177)

Net loss per share:
Basic and diluted	$0.04	$(0.09)	$(0.04)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	26,656,942	23,256,590	26,059,207	18,567,480

**	Refer to Restatement of statements of operations for the nine months ended September 30, 2025 in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30	September 30 2025
	2026	(Restated **)
Cash flows from operating activities
Net loss	$(3,890,550)	$(5,360,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,205	19,539
Stock-based compensation	1,886,022	2,756,603
Other non-cash expenses	123,666	343,242
Loss on investment in equity securities	62,998	150,029
Loss on short-term investment	8,689	-
Amortization of right-of-use asset	250,866	271,252
Changes in operating assets and liabilities:
Inventories	-	(11,460)
Prepaid expenses and other current assets	(17,877)	(76,067)
Due from related parties	(38,404)	(205,299)
Accrued expenses and other current liabilities	247,343	(10,384)
Tenant security deposit	18,667	(4,865)
Taxes payables	(11,889)	6,170
Operating lease liabilities	(236,303)	(276,981)
Net cash used in operating activities	(1,577,567)	(2,398,717)

Cash flows from investing activities
Loan to related parties	(193,752)	(1,319,352)
Payment for Long-term investment	(668,403)	-
Payment for convertible notes receivable- related party	(32,000)	-
Land acquisition transaction costs	-	(5,421)
Repayment from related parties	816,249	145,637
Net cash used in investing activities	(77,906)	(1,179,136)

Cash flows from financing activities
Proceeds from private offerings	319,492	2,777,120
Proceeds from exercise of warrants	102,000	991,366
Repayment of short-term loans	(739,201)	(90,281)
Proceeds from convertible notes payable	-	9,010
Due to related parties, net	610,434	-
Repayment of convertible notes payable	-	(277,284)
Proceeds from convertible notes payable to related parties	-	150,000
Net cash provided by financing activities	292,725	3,559,931

Effect of exchange rate changes on cash and cash equivalents and restricted cash	47,057	8,018

Net decrease in cash and cash equivalents and restricted cash	(1,315,691)	(9,904)

Cash, cash equivalents and restricted cash
Beginning	1,326,985	863,815
Ending	$11,294	$853,911

Cash, cash equivalents and restricted cash
Cash and cash equivalents	11,294	192,068
Restricted cash	-	661,843
Cash, cash equivalents and restricted cash at end of the year	$11,294	$853,911

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$4,579	$22,078
Income taxes (refunded) paid	$(1,239)	$2,013

Non-cash financing and investing activities
Acquiring control of the land	$-	$7,670,000
Issuance of common stock for conversion of debt	$-	$463,847
Conversion of convertible note due from related parties to equity investment	$-	$563,819
Common stock and warrants issued for acquisition of land	-	4,156,461
Loan assumed in land acquisition	-	500,000

**	Refer to Restatement of statements of operations for the nine months ended September 30, 2025 in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ABVC BIOPHARMA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional			Treasury Stock			Stockholders’
	Number of shares	Amounts	Subscribed stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Non controlling Interest	Equity (Deficit)
Balance at December 31, 2024 (Restated)	13,868,484	$13,868	$31,040	$78,595,065	$(68,949,807)	$445,665	(730,641)	$(8,909,691)	$(502,181)	$723,959
Issuance of common shares for Lind CN Repayment	1,336,239	1,336	-	462,511	-	-	-	-	-	463,847
Issuance of common shares for exercise of warrants	1,745,418	1,746	-	989,620	-	-	-	-	-	991,366
Issuance of common shares in private offerings	3,083,612	3,084	(31,040)	2,805,076	-	-	-	-	-	2,777,120
Stock-based compensation	2,121,451	2,121	636,500	2,392,982	-	-	-	-	-	3,031,603
Acquisition of control of acquired land	-	-	-	4,513,795	-	-	-	-	3,156,205	7,670,000
Acquisition of land in Taiwan	2,035,136	2,035	-	4,154,426	-	-	-	-	-	4,156,461
Net loss	-	-	-	-	(5,141,560)	-	-	-	(218,936)	(5,360,496)
Cumulative transaction adjustments	-	-	-	-	-	41,383	-	-	-	41,383
Balance at September 30, 2025 (Restated**)	24,190,340	$24,190	$636,500	$93,913,475	$(74,091,367)	$487,048	(730,641)	$(8,909,691)	$2,435,088	$14,495,243

Balance at June 30, 2025	19,533,416	$19,533	$1,090,308	$86,378,577	$(72,048,904)	$483,812	(730,641)	$(8,909,691)	$2,476,098	$9,489,733
Issuance of common shares for Lind CN Repayment	136,239	136	-	199,864	-	-	-	-	-	200,000
Issuance of common shares for exercise of warrants	716,251	717	-	578,982	-	-	-	-	-	579,699
Issuance of common shares in private offerings	517,055	517	(201,040)	938,893	-	-	-	-	-	738,370
Stock-based compensation	1,252,243	1,252	(252,768)	1,662,733	-	-	-	-	-	1,411,217
Acquisition of control of acquired land	2,035,136	2,035	-	4,154,426	-	-	-	-	-	4,156,461
Net loss	-	-	-	-	(2,042,463)	-	-	-	(41,010)	(2,083,473)
Cumulative transaction adjustments	-	-	-	-	-	3,236	-	-	-	3,236
Balance at September 30, 2025 (Restated**)	24,190,340	$24,190	$636,500	$93,913,475	$(74,091,367)	$487,048	(730,641)	$(8,909,691)	$2,435,088	$14,495,243

	Common Stock			Additional			Treasury Stock			Stockholders’
	Number of shares	Amounts	Subscribed stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Non controlling Interest	Equity (Deficit)
Balance at December 31, 2025	25,053,193	$25,053	$359,000	$96,008,258	$(76,858,361)	$487,602	(730,641)	$(8,909,691)	$2,185,619	$13,297,480
Issuance of common shares for exercise of warrants	102,000	102	-	101,898	-	-	-	-	-	102,000
Issuance of common shares in private placement	176,631	177	-	319,315	-	-	-	-	-	319,492
Stock-based compensation	1,509,442	1,509	(254,000)	2,138,513	-	-	-	-	-	1886,022
Share distribution of a subsidiary	-	-	-	-	752,149	-	-	-	(752,149)	-
Net loss	-	-	-	-	(1,147,876)	-	-	-	(2,742,674)	(3,890,550)
Cumulative transaction adjustments	-	-	-	-		27,200	-	-		27,200
Balance at September 30, 2026	26,841,266	26,841	105,000	98,567,984	(77,254,088)	514,802	(730,641)	(8,909,691)	(1,309,204)	11,741,644

Balance at June 30, 2026	26,219,949	$26,220	$105,000	$97,722,998	$(79,155,537)	$498,193	(730,641)	$(8,909,691)	$1,982,377	$12,269,560
Stock-based compensation	621,317	621	-	844,986	-	-	-	-	-	845,607
Share distribution of a subsidiary	-	-	-	-	752,149	-	-	-	(752,149)	-
Net loss	-	-	-	-	1,149,300	-	-	-	(2,539,432)	(1,390,132)
Cumulative transaction adjustments	-	-	-	-	-	16,609	-	-		16,609
Balance at September 30, 2026	26,841,266	26,841	105,000	98,567,984	(77,254,088)	514,802	(730,641)	(8,909,691)	(1,309,204)	11,741,644

**	Refer to Restatement of statements of operations for the nine months ended September 30, 2025 in Note 3

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

The Company has two directly wholly owned subsidiaries, American BriVision Corporation and BioLite Holding Inc. (“BioLite Holding”), and two majority-owned subsidiary, BioKey (Cayman), Inc. (“BioKey Cayman”) and AiBtl BioPharma Inc. (“AiBtl”). BioKey Cayman owns 100% of BioKey, Inc. (“BioKey”), the Company’s California-based pharmaceutical manufacturing and development subsidiary.

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

BioKey Cayman was incorporated in Cayman Islands in July 2023, which is 100% owned by ABVC. This subsidiary has no activities since inception. On May 10, 2025, ABVC transferred its 100% ownership in BioKey to BioKey Cayman. This reorganization did not have any other impact on the consolidated financial statements. To enhance shareholder value, on August 21, 2026, ABVC distributed approximately 4,500,390 BioKey Cayman Ordinary Shares, representing approximately 15% of BioKey Cayman’s issued and outstanding Ordinary Shares, to ABVC shareholders on a pro rata basis. Following the Distribution, ABVC retains approximately 85% of BioKey Cayman and remains as its controlling shareholder. Accordingly, BioKey Cayman currently exists as a separate Exchange Act reporting entity but remains controlled by ABVC.

AiBtl BioPharma, Inc. was acquired by the Company with the transaction of the collaborative licensing agreements. On November 12, 2023, the Company and BioLite Taiwan each entered into a multi-year global licensing agreement with AiBtl for the development and commercialization of CNS products for the treatment of MDD and ADHD (collectively, the “Licensed Products”). The licenses cover the Licensed Products’ clinical trial, registration, manufacturing, supply and distribution rights. Under the respective agreements, each of the Company and BioLite Taiwan received 23 million shares of AiBtl common stock and is eligible to receive $3.5 million and royalties equal to 5% of net sales, up to $100 million. AiBtl recorded intangible assets of $3.5 million under each license agreement based on the committed cash consideration stipulated in the respective agreements, for an aggregate amount of $7.0 million, and the licenses are being amortized over their 20-year contractual terms. The intangible assets are fully impaired in the three months ended September 30, 2026 because they are less likely to generate identifiable economic benefit. AiBtl and BioLite Taiwan are consolidated within the Company, the intercompany licensing transactions and related balances are eliminated in consolidation. As a result of these transactions, the Company became the controlling parent of AiBtl, with a 58.85% group ownership interest.

The following chart illustrates the corporate structure of ABVC:

ABVC BioPharma, Inc.
(A Nevada Corporation)
100%
85%
100%
34.02%
BioLite Holding, Inc.
(A Nevada Corporation)
BioKey (Cayman), Inc.
(A Cayman Islands Corporation)
American BriVision Corporation
(A Delaware Corporation)
AiBtl BioPharma Inc.
(A Delaware Corporation)
100%
100%
BioLite BVI, Inc.
(A British Virgin Islands Corporation)
BioKey, Inc
(A California Corporation)
.
73%
34.02%
BioLite, Inc.
(A Taiwan Corporation)
90%
Yunzhiyi Co., Ltd.
(A Taiwan Corporation)

(1)	Following the Distribution, ABVC retains approximately 85% of BioKey Cayman and remains as its controlling shareholder. Accordingly, BioKey Cayman currently exists as a separate Exchange Act reporting entity but remains controlled by ABVC.

2. LIQUIDITY, GOING CONCERN, AND RESTATEMENT

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flow. For the nine months ended September 30, 2026, the Company reported net loss of $3,890,550. As of September 30, 2026, the Company’s working capital deficit was $5,788,170. In addition, the Company had net cash outflows of $1,577,567 from operating activities for the nine months ended September 30, 2026. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

On October 30, 2026, the Company successfully obtained $3,387,500 proceeds in principal amount of $4,106,060 through the sale of original issue discount senior convertible promissory notes, which is due on June 30, 2027 with a one-time three-month extension at the Company’s option and principal increasing by 5%. After deducting the issuance expenses and repayment to Lind, it obtained $2,216,927 net to meet working capital needs, which helps alleviate part of the liquidity matter in short-term.

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company is not able to generate positive operating cash flows, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated. These financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2026, and results of operations and cash flows for the nine months ended September 30, 2026 and 2025. The December 31, 2025 consolidated balance sheet has been derived from the audited financial statements at December 31, 2025, and interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s audited consolidated financial statements.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s unaudited financial statements are expressed in U.S. dollars.

Restatement of statements of operations for the nine months ended September 30, 2025

During the three months ended September 30, 2025, the Company received $595,950 and $200,000 in cash from OncoX and ForSeeCon, respectively, and recognized licensing revenues accordingly. Subsequently at the time of preparing the annual financial statements for the year ended December 31, 2025, management realized that the funds paid by OncoX and ForSeeCon were either partially or fully borrowed from BioFirst, the Company’s related party, as well as an investee over which that the Company has significant influence. Management considered that since the Company has certain balances due from Biofirst as of September 30, 2025, the funds received from OncoX and ForSeeCon, in the amounts of $560,000 and $200,000, respectively, may have indirectly come from the Company. Therefore, such cash receipts should not be recognized as revenue according to the licensing agreement and ASC 606. As a result, the Company reversed the revenue recognized from Oncox and from ForSeeCon in the amount of $560,000 and $200,000, respectively, as a total of $760,000, against the balance due from related party – BioFirst. Of the total consideration received, $35,950 was sourced from OncoX’s existing operating funds rather than from a qualifying fundraising event. Because the licensing agreement requires that payments be funded exclusively from the proceeds of OncoX’s next financing round, this amount does not satisfy the contractual conditions for payment under the arrangement. As a result, the Company derecognized $35,950 in revenue and reclassified it as a balance due to OncoX. The total amount of revenue reversed was aggregate $795,950.

Following is the impact of the Restatement to the September 30, 2025 interim financial statements

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

In the consolidated balance sheet as of December 31, 2025 issued in March 2026, the Company erroneously offset receivables from BioFirst Corporation (“BioFirst”, a related party) with payables to other related parties (ForSeeCon and OncoX) by $760,000. In August 2026, the Company identified this as an accounting error as it did not meet the two-party rule or establish an enforceable right for setoff under ASC 210-20-45. The receivable from BioFirst and payables to ForSeeCon and OncoX should have been presented on gross basis. In the balance sheets as of September 31, 2026, the Company revised this set-off by increasing Due from related parties and Due to related parties equally, by $760,000 at each period end, with corresponding increases in current assets, total assets, current liabilities, and total liabilities. The correction has no effect on revenue, net loss, EPS, equity or working capital. In consideration of ASC 250, SAB 99 and SAB 108, management concluded that the error was not material to the previously issued financial statements, individually or in the aggregate. The Company revised the prior-period information presented herein. See Note 10 for reference.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of the limit of $95,400 (NTD 3.0 million) covered by Taiwan Central Deposit Insurance Corporation, and the limit of $250,000 covered by the U.S. Federal Deposit Insurance Corporation’s (“FDIC”) insurance limits. As of September 30, 2026 and December 31, 2025, the Company had approximately nil and $265,521, respectively, in cash and cash equivalent balances that were in excess of the FDIC limits. However, the Company does not anticipate any losses on excess deposits. The Company does not enter into financial instruments for hedging, trading or speculative purposes.

Concentration of Clients

As of September 30, 2026 and December 31, 2025, management estimated all accounts receivable balances are uncollectible. Credit loss expenses were nil for both of the nine months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026, the Company did not generate any revenue.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents when purchased. As of September 30, 2026 and December 31, 2025 the Company’s cash and cash equivalents amounted to $11,294 and $681,480, respectively. Some of the Company’s cash deposits are held in financial institutions located in Taiwan where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Restricted Cash

Restricted cash primarily consists of cash held in a reserve bank account in Taiwan. As of September 30, 2026 and December 31, 2025, the Company’s restricted cash amounted to nil and $645,505 (NTD 20.3 million), respectively.

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

Allowance for expected credit losses accounts were $616,452 and $614,470 as of September 30, 2026 and December 31, 2025, respectively.

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

The Company had multiple deliverables under the collaborative agreements, including deliverables relating to grants of technology licenses, regulatory and clinical development, and marketing activities. Estimation of the performance periods of the Company’s deliverables requires the use of management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, the Company’s experience in conducting clinical development, regulatory and manufacturing activities. The Company reviews the estimated duration of its performance periods under its collaborative agreements on annual basis, and makes any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period under its collaborative agreements could impact the timing of future revenue recognition.

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

(ii) Milestone payments

The Company is eligible to receive milestone payments under the collaborative agreement with collaboration partners based on achievement of specified development, regulatory and commercial events. Management evaluated the nature of the events triggering these contingent payments and concluded that these events fall into two categories: (a) events which involve the performance of the Company’s obligations under the collaborative agreement with collaboration partners, and (b) events which do not involve the performance of the Company’s obligations under the collaborative agreement with collaboration partners.

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

The Company recognizes arrangement consideration allocated to each unit of accounting when all the revenue recognition criteria in ASC 606 are satisfied for that unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognizes revenue from the combined unit of accounting over the Company’s contractual or estimated performance period for the undelivered elements, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

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

Stock-based Compensation

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC 718 “Compensation-Stock Compensation”. Total director, officer, and employee stock-based compensation expenses were $341,182 and $450,000 for the three months ended September 30, 2026 and 2025, respectively, and $156,355 and $712,500 for the nine months ended September 30, 2026 and 2025, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC 718 “Compensation-Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $504,425 and $686,217 for the three months ended September 30, 2026 and 2025, respectively, and $1,729,667 and $2,044,103 for the nine months ended September 30, 2026 and 2025, respectively.

The Company accounts for forfeitures of share-based awards as they occur. Previously recognized compensation expense is reversed in the period an award is forfeited because the employee does not satisfy the requisite service conditions.

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

	Three Months Ended		Nine Months Ended
		September 30		September 30
	September 30 2026	2025 (Restated)	September 30 2026	2025 (Restated)
Numerator:
Net loss attributable to ABVC’s common stockholders	$1,149,300	$(2,042,463)	$(1,147,876)	$(5,141,560)

Denominator:	-
Weighted-average shares outstanding – Basic & Diluted	26,656,942	23,256,590	26,059,207	18,567,480
Loss per share
-Basic & Diluted	$0.04	$(0.09)	$(0.04)	$(0.28)

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

Segment Reporting

The Company determines its operating segments based on how the chief operating decision maker (“CODM”) evaluates financial information to assess performance and allocate resources. The Company’s Chief Executive Officer serves as the CODM.

The Company has one reportable segment, biotechnology to fulfill unmet medical needs and develop new drugs and medical devices, and its assets are reviewed on a consolidated basis. The CODM uses revenue and net income before provisions for income tax to assess segment performance and allocate resources, including determining operating budgets and capital allocations.

The following table presents revenue, significant segment expenses, and the reported measure of segment profit or loss for the three and nine months ended September 30, 2026 and 2025,which the CODM uses to assess segment performance and allocate resources.

	Three Months Ended		Nine Months Ended
	September 30,	September 30	September 30	September 30
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Segment Gross (loss) profit	-	-	-	-

Selling, general and administrative expenses	376,946	798,253	1,632,722	2,103,718
Research and development expenses	18,040	29,890	73,847	92,027
Stock-based compensation	845,607	1,136,217	1,886,022	2,756,603

Loss before provision for income tax	(1,390,132)	(2,082,946)	(3,890,550)	(5,336,342)

Recent Accounting Pronouncements

In accordance with Staff Accounting Bulletin No. 74 (SAB 74), the Company evaluates the impact of newly issued accounting standards on its financial statements. The following standards have been issued but are not yet effective:

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization.  The ASU is effective on a prospective or retrospective basis for annual reporting period beginning after December 15, 2026, and interim reporting period beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the transition method and the additional disclosures required, including those relating to research and development and general and administrative expenses. Adoption is expected to affect disclosures only and will not change the recognition or measurement of expenses.

4. COLLABORATIVE AGREEMENTS

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. As of September 30, 2026, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment. There was no cash received in the nine months periods ended September 30, 2026 and 2025, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

5. PROPERTY AND EQUIPMENT, AND PREPAYMENT FOR ASSET ACQUISITION

Property and Equipment

The Company has offices and labs located in Taiwan, and a GMP manufacturing facility in Fremont, CA. Property and equipment as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
Land	$12,681,222	$12,685,667
Buildings and leasehold improvements	2,222,593	2,224,082
Machinery and equipment	1,134,239	1,135,602
Vehicles	14,130	-
Office equipment	168,091	170,155
	16,220,275	16,215,506
Less: accumulated depreciation	(3,395,111)	(3,380,097)
Property and equipment, net	$12,825,164	$12,835,409

Depreciation expenses were $19,205 and $19,539 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the land with book value amounted to approximately $5,005,429 and $4,221,388, respectively, were pledged for obtaining bank loan (see Notes 9 Bank loans), $348,968 of which was terminated on November 2, 2026 due to bank loan paid off as of September 30, 2026

Acquisition of land in Puli Township, Taiwan

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

To further secure the ownership of land, the board of AiBtl authorized Ms. Jiang in June 2025 to temporarily hold the land title until the administrative procedures are finalized. The title was transferred to Ms. Jiang later that month. According to a Nominee Holding Agreement between Ms. Jiang and AiBtl on the same date, with attorney witness, AiBtl is the actual investor and beneficial owner of the land. Ms. Jiang acts solely as the nominal holder of the land and has no right to dispose of, transfer, lease, or encumber the land. Specifically, Ms. Jiang did not receive any cash payments, director fees, equity grants, administrative reimbursements, indemnification rights, or other considerations in connection with either role. These arrangements transferred substantially all of the risks and benefits arising from and control over the land to AiBtl before the title is transferred   and represents an executed purchase transaction rather than a deposit.

The title was transferred to Ms. Jiang on July 29, 2025. During the transaction, the Company paid $5,794 for government review and recorded in acquisition costs.

On May 15, 2026, the Ministry of Agriculture of Taiwan issued an approval letter permitting Yun Zhi Yi to acquire the five farmland plots for agricultural crop cultivation. The approval is valid for one year and supports the application for title transfer registration. On July 20, 2026, Yun Zhi Yi completed the ownership transfer registration of the Taiwan Land with the Puli Land Office, Nantou County, and the land ownership certificates for all five parcels have been duly issued.

Acquisition of land in Taoyuan City, Taiwan

On July 15, 2025, the Company entered into a definitive agreement with Shuling, pursuant to which Shuling shall transfer the ownership of certain land she owns, located at Taoyuan City, Taiwan (the “Land”) to the Company (the “Agreement”). Shuling is a director of the Company and owns over 10% of the Company’s issued and outstanding shares of common stock. In consideration for the Land, the Company was to pay Shuling (i) 2,035,136 restricted shares of the Company’s common stock (the “Shares”) at a price of $1.65 per share as approved in the June 3, 2025 annual shareholder meeting and (ii) five-year warrants to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price of $2.50 per share. Under the Agreement, Shuling was to also transfer outstanding liability owed on the Land (approximately $500,000) to the Company. The transaction is closed on the same day, and the common stock warrants and restricted shares are issued on July 15, 2025 and July 16, 2025, respectively. The Company recognized $3,857,975 as the fair value of the issued common stocks and $798,486 for the fair value of the stock warrants based on the Black-Scholes valuation model, as the cost of the land, in total of $4,656,461, and $500,000 liability (included in Due to Related Parties – See Note 10) on its balance sheet.

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025 and July 2, 2026, the Company issued 200,000 shares each at $1.65 per share to Shuling as prepayment for the first and second year service. For the nine months ended September 30, 2026, the Company recognized $247,500 consulting expense, with $261,250 remaining prepaid expense balance as of September 30, 2026.

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

As of September 30, 2026, the Company prepaid all the consideration by issuing the 370,000 common shares as stipulated in the agreement, valued at $691,900, as prepayment, as the property was not ready for use and could not transfer the title to ABVC. Completion of the acquisition remains subject to the property getting ready-for-use.

6. LONG-TERM INVESTMENTS

(1)	The ownership percentages of each investee are listed as follows:

	Ownership percentage
	September 30,	December 31,	Accounting
Name of investees	2026	2025	treatments
Braingenesis Biotechnology Co., Ltd.*	0.17%	0.17%	Cost Method
Genepharm Biotech Corporation	0.67%	0.67%	Cost Method
BioHopeKing Corporation	5.90%	5.90%	Cost Method
ForSeeCon Eye Corporation (see Note 10)	20.01%	19.78%	Equity Method
BioFirst Corporation	18.57%	18.68%	Equity Method
OncoX BioPharma, Inc. (see Note 10)	24.97%	24.97%	Equity Method
Rgene Corporation	37.00%	26.65%	Equity Method
BioLite Japan K.K.	49.00%	49.00%	Equity Method

*	This company was acquired by Canal Biotech Corporation Inc. The Company’s stock is in the process of replacement with the stock of the acquired company and the ownership percentage is subject to change.

(2)	The extent the investee relies on the company for its business is summarized as follows:

Name of investees	The extent the investee relies on the Company for its business
Braingenesis Biotechnology Co., Ltd.	No specific business relationship
Genepharm Biotech Corporation	No specific business relationship
BioHopeKing Corporation	Collaborating with the Company to develop and commercialize drugs
BioLite Japan K.K.	The Company’s joint venture noncontrolling subsidiary, performimg research and development activities and exploring business opportunities in Japan
ForSeeCon Eye Corporation	Collaborating with the Company to develop and commercialize ophthalmic medical devices (referring to Note 4, Collaborative Agreements)
BioFirst Corporation	Loans provided to the investee and provides research and development support service
OncoX BioPharma, Inc.	Collaborating with the Company to develop and commercialize single-herb botanical drug for treatment of certain diseases (referring to Note 4, Collaborative Agreements)
Rgene Corporation	Collaborating with the Company to develop and commercialize drugs

(3)	Long-term investment mainly consists of the following:

	September 30, 2026	December 31, 2025
Non-marketable Cost Method Investments, net
Braingenesis Biotechnology Co., Ltd.	$6,926	$7,014
Genepharm Biotech Corporation	21,146	21,727
BioHopeKing Corporation	-	-
Subtotal	28,072	28,741
Equity Method Investments, net
BioFirst Corporation(a)	1,240,990	1,298,038
Rgene Corporation(b)	546,672	551,686
ForSeeCon Eye Corporation(d)	668,403	-
BioLite Japan K.K. (BioLite JP)(c)	-	-
OncoX BioPharma, Inc.(e)	-	-
Total	$2,484,137	$1,878,465

(a)	BioFirst Corporation (“BioFirst”):

The Company holds an equity interest in BioFirst Corporation, accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). The Company’s Chairman acts as a director of Biofirst and one of his immediate family members is the chairman of the Biofirst, both members able to exercise significant influence over Biofirst. Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of September 30, 2026 and December 31, 2025, the Company owns 18.57% and 18.68% common stock shares of BioFirst, respectively. The Company made a prepayment for equity investment in BioFirst to purchase additional shares to be issued by BioFirst in the aggregate amount of $2,688,578, recorded as prepayment for long-term investments as of December 31, 2022. On July 19, 2023, the Company successfully completed the registration process for this investment. The initial prepayment was $1,895,556, which is a portion of the prepayment as of December 31, 2022, and was converted into 994,450 shares of BioFirst stock. As of September 30, 2026 and December 31, 2025, the amount of prepayment for long-term investments in Biofirst are both $1,124,842.

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

(4)	Disposition of long-term investment

During the nine-month periods ended September 30, 2026 and 2025, there is no disposition of long-term investment.

(5)	Loss on investment in equity securities

The components of loss on investment in equity securities for each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share of equity method investee losses	$(6,816)	$(54,235)	$(62,998)	$(150,029)

(c)	BioLite Japan K.K. (BioLite JP)

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

7. CONVERTIBLE NOTES PAYABLE

Lind Notes Payable

On January 17, 2024, the Company entered a securities purchase agreement with Lind, pursuant to which the Company issued Lind a secured, convertible note (the “3rd Lind Note”) in the principal amount of $1,000,000, for a purchase price of $833,333, that is convertible into shares of the Company’s common stock at a conversion price, which shall be the lesser of (i) $3.50 and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to conversion. The 3rd Lind Note shall be due and payable on July 17, 2025 and bears no interest. The Company may prepay all, but not less than all, outstanding principal amount prior to maturity, and Lind shall have the right to convert up to one third of the principal amount when the Company prepays. Upon the occurrence of any Event of Default (as defined in the 3rd Lind Note), the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Lind Note, in addition to any other remedies under the Note or the other transaction documents Lind also received a 5-year, common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at an initial exercise price of $2 per share. The warrants were valued using the Black-Scholes model. The fair value of the warrants was determined to be $394,071, which was recorded to debt discount. An amendment was filed with the SEC on February 29, 2024 to disclose that due to Nasdaq requirements, the parties entered into an amendment to the Note, pursuant to which the conversion price shall have a floor price of $1.00. Additionally, the amendment requires the Company to make a cash payment to Lind if in connection with a conversion, the conversion price is deemed to be the floor price.

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

Total interest expenses in connection with the above Lind Notes were nil and $13,578 for the three months ended September 30, 2026 and 2025, respectively, and were nil and $340,240 for the nine months ended September 30, 2026 and 2025, respectively.

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

The convertible notes payable is accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company evaluated the conversion feature and determined that it qualifies for equity classification as it meets the “fixed-for-fixed” criteria. The proceeds from the issuance were allocated to the present value of the liability component in aggregate for $56,132 and to debt discount for $3,868. The debt discount is recorded in additional paid-in capital in the statement of change in equity. The debt discount is being amortized over the 1-year term using the effective interest method. During the three months ended September 30, 2026 and 2025, the Company recognized $0 and $1,018 in interest expense related to the amortization of the debt discount. During the nine months ended September 30, 2026 and 2025, the Company recognized $0 and $3,002 in interest expense related to the amortization of the debt discount.

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

For the convertible notes issued in December 2025, the Company recognized a total interest expense of $24,501 for the three months ended September 30, 2026, and $73,503 for the nine months ended September 30, 2026.

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

For the new convertible notes issued in December 2025, the Company recognized a total interest expense of $12,000 for the three months ended September 30, 2026 and $36,000 for the nine months ended September 30, 2026.

The carrying amounts of the liability component are summarized as follows:

September 30, 2026	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Other Note	AiBtl	November 1, 2024	November 1, 2026	$30,000	0%	$5.00	AiBtl	$30,000	30,000	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2026	30,000	0%	$5.00	AiBtl	30,000	30,000	30,000
Other Note	AiBtl	April 6, 2025	April 5, 2027	9,010	0%	$5.00	AiBtl	9,010	9,010	9,010
Other Note	AiBtl	December 3, 2025	December 3, 2026	240,000	20%	$7.50	AiBtl	240,000	240,000	240,000
Other Note	AiBtl	December 8, 2025	December 8, 2026	100,000	20%	$7.50	AiBtl	100,000	100,000	100,000
Other Note	AiBtl	December 26, 2025	December 26, 2026	150,000	20%	$7.50	AiBtl	150,000	150,000	150,000
				$559,010				$559,010	$559,010	$559,010

September 30, 2026	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Convertible note – related party	AiBtl	December 8, 2025	December 8, 2026	$150,000	20%	$7.50	AiBtl	$150,000	$150,000	$150,000
Convertible note – related party	AiBtl	December 30, 2025	December 30, 2026	90,000	20%	$7.50	AiBtl	90,000	90,000	90,000
				$240,000				$240,000	$240,000	$240,000

December 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Other Note	AiBtl	November 1, 2024	November 1, 2025*	$30,000	0%	$5.00	AiBtl	$30,000	30,000	30,000
Other Note	AiBtl	November 5, 2024	November 5, 2025*	30,000	0%	$5.00	AiBtl	30,000	30,000	30,000
Other Note	AiBtl	April 6, 2025	April 6, 2026	9,010	0%	$5.00	AiBtl	9,010	9,010	9,010
Other Note	AiBtl	December 3, 2025	December 3, 2026	240,000	20%	$7.50	AiBtl	240,000	240,000	240,000
Other Note	AiBtl	December 8, 2025	December 8, 2026	100,000	20%	$7.50	AiBtl	100,000	100,000	100,000
Other Note	AiBtl	December 26, 2025	December 26, 2026	150,000	20%	$7.50	AiBtl	150,000	150,000	150,000
				$559,010				$559,010	$559,010	$559,010

December 31, 2025	Issuance Entity	Issuance Date	Maturity Date	Principal Amount at Issuance	Stated Interest Rate	Conversion Price	Common Stock to be converted	Principal Amount at Balance Sheet Date	Carrying Value	Fair Value
Convertible note – related party	AiBtl	December 8, 2025	December 8, 2026	$150,000	20%	$7.50	AiBtl	$150,000	$150,000	$150,000
Convertible note – related party	AiBtl	December 30, 2025	December 30, 2026	90,000	20%	$7.50	AiBtl	90,000	90,000	90,000
				$240,000				$240,000	$240,000	$240,000

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	September 30,	December 31,
	2026	2025
Accrued research and development expense (1)	$1,741,083	$1,754,083
Accrued directors and officers (owners) compensation	1,373,491	1,358,293
Cash portion of the Lind Note repayments (2)	625,000	492,376
Accrued compensation and employee benefits	15,559	86,744
Others	778,839	470,133
Total	$4,533,972	$4,161,629

(1)	Management continually reviews the stage of clinical trial activity with the finance and clinical operations teams based on latest trial enrollment status, activity logs and vendor invoicing schedules, and then accrues expenses as incurred for services received or performed as of each balance sheet date. To date, there have been no material differences between management estimates of such expenses and the amounts incurred.

As of September 30, 2026, the $1,741,083 accrued research and development expense represents the amounts due to third-parties for outside contracted services for manufacturing and process development. According to periodic management review, during the nine months ended September 30, 2026, there were no significant changes in the stage of clinical trial activities, nor any new vendors added or modifications to contractual terms that would necessitate adjusting the accruals. Based on known information, current progress and services received as of September 30, 2026, it is very likely that the current estimate will not change to a significant extent.

However, the accruals may increase for additional services received in the future with the planned resumption of ophthalmology and CNS trials, or if new clinical trials are initiated. Actual results may differ materially from the current estimated amounts if there are unforeseen changes in trial progress, vendor performance, or billing practices in the future.

(2)

On October 26, 2026, the Company entered into a release and settlement agreement (the “Settlement Agreement”) with Lind. to settle $500,000 outstanding since April 2025. Pursuant to the Settlement Agreement, the Company shall pay Lind $625,000 (the “Settlement Payment”) and upon Lind’s receipt thereof, the Lind Notes shall be deemed paid and satisfied in full, cancelled and of no further force or effect and all liens, security interest and related security agreements and guaranteed under the Lind Transaction Documents shall automatically terminate and be released. This payable due to Lind was repaid upon fund distribution in Oct 30, 2026. Additionally, the Lind Warrant will increase by 20% (such shares of common stock are referred to herein as the “Warrant Shares”), with a result of Lind holding 477,600 warrants.

9. SHORT-TERM LOANS

(1)	Short-term loans consist of the following:

	September 30,	December 31,
	2026	2025
Cathay United Bank	$-	$89,512
CTBC Bank	-	636,000
Other individual	30,000	30,000
Total	$30,000	$755,512

Cathay United Bank

On June 28, 2016, BioLite Taiwan and Cathay United Bank entered into a one-year bank loan agreement (the “Cathay United Loan Agreement”) in a credit limit amount of NTD 7.5 million, equivalent to $228,750. The term started June 28, 2016 with maturity date at June 28, 2017. The loan balance bears interest at a floating rate of prime rate plus 1.31%. The prime rate is based on the term deposit saving interest rate of Cathay United Bank. The Company renews the agreement with the bank every year and this agreement terminated in September, 2026 when the bank loan was paid off. As of September 30, 2026 and December 31, 2025, the effective interest rates per annum was 0% and 2.99%, respectively. The loan is collateralized by the building and improvement of BioLite Taiwan, and is also personal guaranteed by the Company’s chairman. During the nine months ended September 30, 2026, the Company repaid the loan in total of NTD 2,814,850, equivalent to $91,201. The loan is paid-off as of September 30, 2026.

Interest expenses were $180 and $1,141 for the three months ended September 30, 2026 and 2025, respectively, and were $1,157 and $3,903 for the nine months ended September 30, 2026 and 2025, respectively.

CTBC Bank

On June 12, 2017 and July 19, 2017, BioLite Taiwan and CTBC Bank entered into two short-term saving secured bank loan agreements (the “CTBC Loan Agreements”) in a credit limit amount of NTD 10 million, equivalent to $327,500, and NTD 10 million, equivalent to $327,500, respectively. Both loans with the same maturity date on January 19, 2018. In February 2018, BioLite Taiwan combined two loans and extended the loan contract with CTBC for one year. The Company renews the agreement with the bank every six months and the agreement terminated in March 2026 when the bank loan was paid off. The loan balances bear interest at a fixed rate of 2.5% per annum and is secured by the money deposited in a savings account with the CTBC Bank. This loan was also personal guaranteed by the Company’s chairman and BioFirst. During the year ended December 31, 2020, BioLite Taiwan opened a TCD account with CTBC bank to guarantee the loan going forward. During the three months ended March 31, 2026, the Company paid off the loan in total of NTD 20,000,000, equivalent to $648,000. The loan is paid-off as of September 30, 2026.

Interest expenses were nil and$4,218 for the three months ended September 30, 2026 and 2025, respectively, and $3,593 and $11,961 for the nine months ended September 30, 2026 and 2025, respectively.

Other individual – Third party

On March 21, 2024, the Company issued an unsecured promissory note to a third party for the proceeds of $30,000. The note bears interest rate of 12% per annum and matures on March 21, 2025, or upon the occurrence of an event of default. The promissory note was extended for another year and matures on March 21, 2027, with the same terms.

Interest expenses were $907 and $907 for the three months ended September 30, 2026 and 2025, respectively, and were $2,693 and $2,693 for the nine months ended September 30, 2026 and 2025, respectively.

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

Mr. Chang-Jen Jiang is Mr. Tsung-Shann Jiang’s sibling and the director of the Company, and a member of board of directors of BioFirst.

Ms. Mei-Ling Jiang is Ms. Shuling Jiang’s sibling.

BioLite Japan	Entity controlled by controlling beneficiary shareholder of ABVC
BioHopeKing Corporation (“BHK”)	Entity controlled by controlling beneficiary shareholder of ABVC
AiBtl (Holding) BioPharma, Inc. (“AiBtl Holding”)	Founding shareholder of AiBtl BioPharma Inc.
Jaimes Vargas Russman	CEO of AiBtl BioPharma Inc.
Lion Arts Promotion, Inc. (“Lion Arts”)	Entity controlled by the Jiangs.

Consulting fees – related parties

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (Restated)	2026	2025 (Restated)
Lion Arts	$44,712	$60,348	$155,736	$189,176

In March 2024, the BioLite engaged Lion Arts to provide operation, business development, human resources, and capital finance consulting services in Taiwan. The agreement is for 12 months expiring in February 2025, and was renewed twice, each for another 12 months, expiring February 2027. The service fee is NTD 5,520,000 (approximately $173,328) for each of the contracts expiring 2026 and 2027.

In May 2025, BioLite entered another consulting agreement with Lion Arts for international business development for service fee of NTD 2,000,000 (approximately $62,800). This agreement is for 12 months and terminated in April 2026.

Due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Due from related party- Current

	September 30,	December 31,
	2026	2025
		(Revised) (1)
BioFirst (1)	$934,111	$1,521,017
Rgene (2)	-	2,347
Director (3)	-	24
Total	$934,111	$1,523,388

Due from related parties- Non-current, net

	September 30,	December 31,
	2026	2025
BioFirst (Australia) (4)	$839,983	$839,983
BioHopeKing Corporation (5)	123,757	120,210
Total	963,740	960,193
Less: allowance for expected credit losses accounts	(963,740)	(960,193)
Net	$-	$-

(1)

On December 31, 2023, BioLite Taiwan entered into a loan agreement with BioFirst, with a principal amount of $0.3 million, which bears interest at 12% per annum for the use of working capital. During the year ended December 31, 2024, the Company entered into another loan agreement with BioFirst, with a principal amount of $0.4 million, which bears interest at 12% per annum for the use of working capital. In 2025, the Company entered several loan agreements with BioFirst, in the aggregate of $2.1 million. These loans bear 12% per annum, with the term of 12 months. During year ended December 31, 2024 and 2025, the Company received approximately $0.2 million and $1.4 million from BioFirst as repayment of the various loans. In combination with accrued interest of $0.2 million the BioFirst balance resulted in a receivable of $1.5 million (the “BioFirst Balance”) as of December 31, 2025. The funds were used to support BioFirst’ daily operations.

In the consolidated balance sheet as of December 31, 2025 issued in March 2026, the Company erroneously offset receivables from BioFirst Corporation (“BioFirst”, a related party) with payables to other related parties (ForSeeCon and OncoX) by $760,000. In August 2026, the Company identified this as an accounting error as it did not meet the two-party rule or establish an enforceable right for setoff under ASC 210-20-45. The receivable from BioFirst and payables to ForSeeCon and OncoX should have been presented on gross basis. In the balance sheets as of September 31, 2026, the Company revised this set-off by increasing Due from related parties and Due to related parties equally, by $760,000 at each period end, with corresponding increases in current assets, total assets, current liabilities, and total liabilities. The correction has no effect on revenue, net loss, EPS, equity or working capital. In consideration of ASC 250, SAB 99 and SAB 108, management concluded that the error was not material to the previously issued financial statements, individually or in the aggregate. The table below shows the effect on related-party receivable and as reported, adjustment, and revised as of December 31, 2025.

	As of December 31, 2025
	Reported	Adjustment	Revised
BioFirst	$761,017	$760,000	$1,521,017
Rgene	$2,347	-	$2,347
Director	$24	-	$24
Total	$763,388	$760,000	$1,523,388

During the nine months ended September 30, 2026, the Company received around $0.8 million as repayment and entered several loan agreements with BioFirst with annual interest rate of 12% for a term of 1 year, in the aggregate of $0.2 million, resulting in a receivable balance of $0.9 million. The funds were used to support BioFirst’ daily operations.

As of September 30, 2026 and December 31, 2025, the outstanding loan and interest balance were $897,927 and $1,521,017, respectively, and other receivables amounted to $36,184 and nil, respectively.

(2)	As of September 30, 2026 and December 31, 2025, the Company has other receivables amounted $0 and $2,347, respectively, from Rgene due to daily operations.

(3)	The director paid certain operating expenses on behalf of the Company.

(4)

On July 1, 2020, the Company entered into a loan agreement with BioFirst (Australia) for $361,487 to properly record R&D cost and tax refund allocation based on co-development contract executed on July 24, 2017. The loan was originally set to be mature on September 30, 2021 with an interest rate of 6.5% per annum, but on September 7, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $67,873 to meet its new project needs. On July 27, 2021, the Company repaid a loan 249,975 to BioFirst (Australia). On December 1, 2021, the Company entered into a loan agreement with BioFirst (Australia) for $250,000 to increase the cost for upcoming projects. The loan will be matured on November 30, 2022 with an interest rate of 6.5% per annum. In 2022, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $507,000 to increase the cost for upcoming projects.  During the first quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $88,091 to increase the cost for upcoming projects. During the second quarter of 2023, the Company entered into several loan agreements with BioFirst (Australia) for a total amount of $25,500 to increase the cost for upcoming projects. All the loans period was twelve months with an interest rate of 6.5% per annum. For accounting purpose, the due from and due to related party balances was being net off. As of September 30, 2026 and December 31, 2025, the outstanding loan balances and allocated research fee were both amounted to $681,185, and accrued interest balances were both amounted $158,798.

The business conditions of BioFirst (Australia) deteriorated and, as a result, the Company recognized expected credit losses of $839,983 for the year ended December 31, 2023. The Company stopped accruing interest income recognizing such losses.

(5)	On February 24, 2015, BioLite Taiwan and BioHopeKing Corporation (the “BHK”) entered into a co-development agreement, (the “BHK Co-Development Agreement”, see Note 4). The development costs shall be shared 50/50 between BHK and the Company. Under the term of the agreement, BioLite issued relevant development cost to BHK. As of September 30, 2026 and December 31, 2025, due from BHK was both NTD 3,941,299 (approximately$123,757 and $120,210, respectively). The business conditions of BHK deteriorated and as a result, the Company recognized expected credit losses of NTD 3,941,299 as of December 31, 2024. No recovery was made during the nine months ended September 30, 2026.

The Company’s due from related parties are subject to certain risks that our collaborative parties, including OncoX and FEYE, would face. Such risks exist in future market conditions, macro economy, legal and regulatory, results of clinical trials and product developments, and among others. As of September 30, 2026, the Company’s comprehensive review of these due from related party balances indicates that there are no expected losses except those being recognized above. This conclusion is based on business relationships with our related parties and the absence of any significant indicators of potential default.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30,	December 31,
	2026	2025
		(Revised) (3)
The Jiangs (1)	$631,531	$300
Shareholders and Subsidiaries’ management(2)	57,759	-
ForSeeCon (3)	200,000	270,000
OncoX (3)	560,000	595,404
Lion Art	28,888	-
Total	$1,478,178	$865,704

(1)

Since 2019, the Jiangs advanced funds to the Company for working capital purposes. During year ended 2025, the Company purchased a piece of land in Taiwan from Shuling Jiang, as discussed in Note 5. During the nine months ended September 30, 2026, the Jiang’s advanced funds to the Company for working capital purposes. $0.3 million of the advances bear a monthly interest rate 1% and $0.3 million with 4.5% annum for a term of one year.

(2)

In June and September 2026, management of Biokey advanced $38,000 and $19,000, respectively, to Biokey for working capital purposes. The advances bear an interest rate of 3.75% and 4.5% per annum for 6 months and 3 months, respectively.

(3)	As of December 31, 2025, the funds received from ForSeeCon ($200,000) and OncoX ($595,950, of which $546 was paid for then-existing receivables) were initially designated for their payments of licensing fees. In the financial statements as of December 31, 2025, the Company offset payables to ForSeeCon ($200,000) and OncoX ($560,000) with receivables from BioFirst in the amount of $760,000. Upon further review, management determined that these funds did not meet the fund-raising covenant requirements under licensing agreement, recognizing them instead as payables to ForSeeCon and OncoX.

In August 2026, the Company identified this as an accounting error as it did not meet the two-party rule or establish an enforceable right for setoff under ASC 210-20-45. They should have been presented on gross basis. The correction increases Due from related parties and Due to related parties equally by $760,000 at each period end, with corresponding increases in current assets, total assets, current liabilities, and total liabilities. The correction has no effect on revenue, net loss, EPS, equity, cash flows, or working capital. In consideration of ASC 250, SAB 99 and SAB 108, management concluded that the error was not material to the previously issued financial statements, individually or in the aggregate. The Company revised the prior-period information presented herein. The table below shows the effect on payables to related-party and as reported, adjustment, and revised as of December 31, 2025.

	As of December 31, 2025
	Reported	Adjustment	Revised
The Jiangs	$300	-	$300
ForSeeCon	$70,000	200,000	$270,000
OncoX	$35,404	560,000	$595,404
Total	$105,704	$760,000	$865,704

Asset pledged for related party’s bank loan

Shuling Jiang acts as the Company’s agent to hold the land in Taoyuan, amounting to $4,656,460. The land is pledged for her bank loan of NTD 15,000,000 (equivalent to $471,000), which is due on April 16, 2027.

11. INCOME TAXES

Income tax (benefit) expense for the nine months ended September 30, 2026 and 2025 were $0 and $24,154, respectively.

The income tax expense applicable to income before income taxes consists of the following

Nine Months Ended September 30,
	2026	2025 (Restated)
Current income taxes:
Federal	-	-
State	-	-
Foreign	-	24,154
Total Current	-	24,154
Deferred income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Income tax expenses	-	24,154

Loss before income tax consists of the following

	Nine Months Ended September 30,
	2026	2025 (Restated)
U.S.	(3,151,969)	(4,889,321)
Foreign	(613,581)	(447,021)
Loss before income tax	$(3,890,550)	$(5,336,342)

The income tax expense (benefit) differs from the amount computed by applying the US federal statutory rate of 21.0% to income before income taxes for nine months ended June, 2026 and 2025, respectively, as follows:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025 (Restated)
US Federal Statutory Tax Rate	$(790,766)	21.0%	$(1,119,448)	$21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	(91,781)	2.4%	(57,339)	1.1%
Foreign tax effects
Taiwan-reduced statutory tax rate on qualifying income	14,463	(0.4)%	4,470	(0.1)%
Nontaxable or non-deductible items
Stock-based compensation	396,065	(10.5)%	578,887	(10.8)%
others	9,447	(0.2)%	31,506	(0.6)%
Change in valuation allowances	462,572	(12.3)%	586,078	(11.0)%
Others (1)	-	-%	-	-
Income tax expenses	-	-%	24,154	(0.4)%

(1)	includes the tax effects of Effect of Cross-boarder tax laws, Tax credits, enactment of new tax laws and change in unrecognized tax benefits.

The amount of cash (refund) paid for income taxes for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025 (Restated)
Federal	-	-
State	-	-
Foreign		-
Taiwan	(1,239)	2,013
Total Current	(1,239)	2,013

Deferred tax assets (liability) as of September 30, 2026 and December 31, 2025 consist approximately of:

	September 30,	December 31,
	2026	2025
Loss on impairment of assets	881,855	881,855
Net operating loss carryforwards	6,932,495	6,473,705
Operating lease liabilities	396,753	446,376
Operating lease assets	(391,915)	(445,321)
Deferred tax assets, gross	7,819,188	7,356,615
Valuation allowance	(7,819,188)	(7,356,615)
Deferred tax assets, net	-	-

The Company had no unrecognized tax benefits or related interest and penalties accrued as of September 30, 2026 or December 31, 2025. The Company’s accounting policy is to recognize any interest and penalties related to uncertain tax positions as components of income tax expense.

12. EQUITY

Stock-Based Compensation and Payments

The Company has entered several agreements with its landlord in California, which both parties agreed that the Company issues its common stocks in lieu of cash for certain months of rent.

Shares-based compensation for the three months ended September 30, 2026 and 2025 consist approximately of:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025 (Restated)
	Shares issued	Compensation amount	Shares issued	Compensation amount
Rent	109,348	114,307	37,499	100,447
Employee compensation	208,752	341,184	359,723	497,709
Restricted shares to advisors and consultant	3,217	3,116	-	-
Common stocks to advisors and consultants	300,000	387,000	855,021	1,065,829
Total share-based compensation	621,317	845,607	1,252,243	1,663,985

Shares-based compensations for the nine months ended September 30, 2026 and 2025 consist approximately of:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025 (Restated)
	Shares issued	Compensation amount	Shares issued	Compensation amount
Rent	271,801	334,901	297,959	282,402
Employee compensation	277,923	410,355	450,000	592,500
Restricted shares to advisors and consultant	109,718	206,266	-	-
Common stocks to advisors and consultants	850,000	1,188,500	1,373,492	1,520,201
Total share-based compensation	1,509,442	2,140,022	2,121,451	2,395,103

Stock to be issued

In 2024, the Company received $31,040 from an investor to subscribe 41,387 shares of the Company’s common stock. These stocks were issued in the three months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company compensated an employees and two advisors with 300,000 common shares for $636,500, of which 200,000 shares were issued for $531,500 in the three months ended December 31, 2025, leaving 100,000 common shares for $105,000 not issued yet as of September 30, 2026.

In November and December 2025, the Company compensated an employee by 100,000 shares of the Company’s common stocks amounting to $254,000 for her additional services. These shares were not issued as of December 31, 2025 and were canceled in May 2026.

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

To enhance shareholder value, on August 21, 2026, ABVC distributed approximately 4,500,390 BioKey Cayman Ordinary Shares, representing approximately 15% of BioKey Cayman’s issued and outstanding Ordinary Shares, to ABVC shareholders on a pro rata basis. Following the Distribution, ABVC retains approximately 85% of BioKey Cayman and remains as its controlling shareholder, with 15% non-controlling interest in Biokey. Upon the Distribution, ABVC allocated 15% Biokey equity amount to non-controlling interest.

Lind Offerings and Repayments

On March 3, 2025 and April 1, 2025, Lind converted the remaining $400,000 ($200,000 in each conversion) principal balance on 2nd Lind Note into 400,000 shares of the Company’s common stocks. All principal balance of 2nd Lind Note was fully converted as of April 1, 2025.

On March 3, 2025, April 1, 2025, May 14, 2025, June 5, 2025 and July 9 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. All principal balance of 3rd Lind Note was fully converted as of July 9, 2025.

On October 26, 2026, the Company entered into a release and settlement agreement (the “Settlement Agreement”) with Lind. Pursuant to the Settlement Agreement, the Company shall pay Lind $625,000 (the “Settlement Payment”) and upon Lind’s receipt thereof, the Lind Notes shall be deemed paid and satisfied in full, cancelled and of no further force or effect and all liens, security interest and related security agreements and guaranteed under the Lind Transaction Documents shall automatically terminate and be released. Additionally, the Lind Warrant will increase by 20% (such shares of common stock are referred to herein as the “Warrant Shares”), with a result of Lind holding 477,600 warrants.

13. STOCK OPTIONS

The Company’s 2025 annual meeting of shareholders approved the adoption of 2026 Equity Incentive Plan, with a one-time increase in the number of shares in the Award Pool by such number of shares as was necessary so that, immediately following such increase, the aggregate number of shares in the Award Pool would equal fifteen percent (15%) of the Company’s issued and outstanding shares of Common Stock as of the date that the stockholders approved the increase (the “2026 Amendment”). The fifteen percent (15%) increase was a one-time adjustment applicable solely to 2026, and following such adjustment, the number of shares in the Award Pool would have only been subject to the 5% annual Evergreen Provision. As of the date of the 2026 shareholder meeting that approved 2026 amendment, 26,694,476 shares are outstanding, there would be an increase of 4,004,172 shares in the 2026 Award Pool,   . There were 1,169,201 shares remaining available for issuance under the 2016 Plan. Therefore, there would be 5,173,372 shares in the Award Pool in aggregate.

Stock Options

Options issued and outstanding as of September 30, 2025 and 2026, and their activities during the year then ended are as follows respectively:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	258,710	$27.9	6.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2025	258,710	27.9	6.00	$-
Exercisable as of September 30, 2025	258,710	27.9	6.00	$-
Vested and expected to vest	258,710	$27.9	6.00	$-

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Contractual
	Underlying Shares (post-split)	Price Per Share (post-split)	Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	258,710	$27.9	5.74	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2026	258,710	27.9	5.00	$-
Exercisable as of September 30, 2026	258,710	27.9	5.00	$-
Vested and expected to vest	258,710	$27.9	5.00	$-

Stock Warrants - Shuling

Warrants issued in July 2025 and outstanding in connection with Shuling land transaction (See Note 5) as of September 30, 2026, and their activities during the year ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,000,000	$2.50	4.54	$-
Issued	-	-	-	-
Exercised	-	$-	-	-
Outstanding as of September 30, 2026	1,000,000	$2.50	3.79	$-

Stock Warrants – Lind Notes

On January 5, 2025, the Company and Lind entered into a third letter agreement, pursuant to which Lind agreed to exercise for cash, 1,029,167 of the Existing Warrants to purchase shares of Common Stock, with a current exercise price of $0.75 per share, at a reduced exercise price of $0.40 per share.

In July 2025, Lind exercised 500,000 warrants, leaving 500,000 warrants as of December 31, 2025.

In January 2026, Lind exercised 102,000 warrants, leaving 398,000 warrants as of the date of this report. On October 26, 2026, the Company entered into a release and settlement agreement (the “Settlement Agreement”) with Lind. Pursuant to the Settlement Agreement, the Lind Warrant will increase by 20% (such shares of common stock are referred to herein as the “Warrant Shares”), with a result of Lind holding 477,600 warrants.

Warrants issued and outstanding in connection with above Lind convertible notes as of September 30, 2025 and 2026, and their activities during the nine-month period ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	2,029,167	$0.40	4.20	$195,542
Issued	-	-	-	-
Exercised	(1,529,167)	$0.60	-	-
Outstanding as of September 30, 2025	500,000	$1.00	3.64	$1,020,000

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	500,000	$1.00	3.39	$565,000
Issued	-	-	-	-
Exercised	(102,000)	$1.00	-	-
Outstanding as of September 30, 2026	398,000	$1.00	2.64	$23,880

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

	September 30, 2026	December 31, 2025
ASSETS
Operating lease right-of-use assets	$1,658,963	$1,913,278
LIABILITIES
Operating lease liabilities (current)	338,794	317,557
Operating lease liabilities (non-current)	1,343,207	1,600,747

Supplemental Information

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expenses	$145,634	$120,166	$425,175	$356,662

Other information related to leases is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$31,327	$19,719	$90,273	$73,855
Stock paid for amounts included in the measurement of operating lease liabilities	114,307	100,447	334,901	282,404

	September 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term:
Operating leases	4.33 years	5.00 years

Weighted Average Discount Rate:
Operating leases	7.24%	7.11%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026 (Excluding current period)	$111,749
2027	442,270
2028	447,266
2029	459,222
2030	422,821
Thereafter	70,813
Total future minimum lease payments, undiscounted	1,954,141
Less: Imputed interest	(272,140)
Present value of future minimum lease payments	$1,682,001

15. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of September 30, 2026 and up through the date of the consolidated financial statements were available to the issued.

16. SUBSEQUENT EVENTS

On October 26, 2026, the Company entered into a release and settlement agreement (the “Settlement Agreement”) with Lind. Pursuant to the Settlement Agreement, the Company shall pay Lind $625,000 (the “Settlement Payment”) and upon Lind’s receipt thereof, the Lind Notes shall be deemed paid and satisfied in full, cancelled and of no further force or effect and all liens, security interest and related security agreements and guaranteed under the Lind Transaction Documents shall automatically terminate and be released. Additionally, the Lind Warrant will increase by 20% (such shares of common stock are referred to herein as the “Warrant Shares”), with a result of Lind holding 477,600 warrants.

On October 30, 2026 (the “Closing Date”), the Company entered into a securities purchase agreement (the “SPA”) with certain accredited investors (the “Purchasers”) for the sale of original issue discount senior convertible promissory notes in an aggregate principal amount of $4,106,060 (the “Notes”) for an aggregate purchase price of $3,387,500 (the “Private Placement”). Subject to the terms of the Notes, holders may convert the Notes into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) after the eight-month anniversary of issuance, at a conversion price equal to 85% of the average of the three VWAPs for the three Trading Days prior to the applicable conversion date, subject to a floor price of $0.2 (the “Floor Price”), with each conversion before the original maturity date requiring the Company’s prior written consent. The shares of Common Stock issuable upon conversion of the Notes (the “Conversion Shares”) are subject to a beneficial ownership limitation of 4.99% (or, at the holder’s election, 9.99%) of the outstanding Common Stock. The Notes carry a 17.5% original issue discount and mature on June 30, 2027, subject to a one-time three-month extension at the Company’s option that increases the outstanding principal by 5%. The Company may prepay the Notes at any time at 102.5% of the outstanding principal amount. In addition, upon the consummation of any Financing Transaction (as defined in the Notes), the Company must prepay the Notes in an amount equal to the lesser of 20% of the Net Proceeds of such Financing Transaction and the outstanding principal amount of the Notes.

The Escrow Agent distributed the funds at the closing as below upon receiving the Company’s confirmation. General and administrative expenses will increase accordingly in November 2026. The Company received the net proceeds $2,216,926 on November 2, 2026.

Gross Proceeds from the Offering	$3,387,500
Less:
Placement Agent’s placement fee	(237,125)
Placement Agent’s accountable expenses	(65,000)
Company counsel	(162,005)
Lind Settlement Agreement Payment	(625,000)
D&O Insurance Payment to HTFL Escrow Account	(73,943)
Escrow Fee	(7,500)
Net Proceeds to Company:	$2,216,927

Refer to 8K the Company filed on November 2, 2026 for reference.

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

Overview

ABVC BioPharma Inc., which was incorporated under the laws of the State of Nevada on February 6, 2002, is a clinical stage biopharmaceutical company focused on development of new drugs and medical devices, all of which are derived from plants. The Company has two directly wholly owned subsidiaries, BriVision and BioLite Holding Inc. (“BioLite Holding”), and two majority-owned subsidiaries, AiBtl BioPharma Inc. (“AiBtl”) and BioKey (Cayman), Inc. (“BioKey Cayman”). Following the distribution completed on August 21, 2026, the Company retained approximately 85% ownership of BioKey Cayman and remained its controlling shareholder, but BioKey Cayman is now a separate reporting and operating company. BioKey Cayman owns 100% of BioKey, Inc. (“BioKey”), the Company’s California-based pharmaceutical manufacturing and development subsidiary.

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

Incorporated in California on November 20, 2000, BioKey, Inc. (“BioKey”) as a wholly owned subsidiary of ABVC, a subsidiary of the Company, has chosen to initially focus on developing generic drugs to ride the opportunity of the booming industry.

BioKey Cayman was incorporated in the Cayman Islands in July 2023 and is a stand-alone, separate entity, over which we maintain majority control. On May 10, 2025, ABVC transferred its 100% ownership in BioKey to BioKey Cayman. This reorganization did not have any other impact to the consolidated financial statements.

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

In connection with the Land transaction, on July 15, 2025, the Company entered into a one-year consulting agreement with Shuling, pursuant to which Shuling shall provide advisory and development support services related to the Land. Such services include but not limited to site supervision and care, liaison with local authorities regarding land zoning and permits, acting as the Company’s agent to the Land, and other Land development related matters. The Company shall issue 1,000,000 restricted shares of the Company’s common stock, subject to a 5-year vesting schedule of 200,000 shares per year. On July 16, 2025 and July 2, 2026, the Company issued 200,000 shares each of restricted stock as a prepayment for Shuling’s first year service.

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

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment. There was no cash received in the nine months periods ended September 30, 2026 and 2025, respectively.

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

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

On August 21, 2026, ABVC completed the Distribution of 4,500,390 ordinary shares of BioKey Cayman, representing approximately 15% of BioKey Cayman’s outstanding ordinary shares, to ABVC’s shareholders on a pro rata basis. Shareholders received 0.169464 BioKey Cayman ordinary shares for each share of ABVC common stock held at the close of business on July 24, 2026, the record date for the Distribution. Following the Distribution, ABVC retained approximately an 85% ownership interest in BioKey Cayman and remains BioKey Cayman’s controlling shareholder. As a result of the Spin-Off, BioKey Cayman is now a stand-alone, separate entity, although we maintain majority control.

Series A Convertible Preferred Stock

As of September 30, 2026, no Series A Convertible Preferred Stock has been issued by the Company.

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

On March 3, 2025 and April 1, 2025, May 14, 2025, June 5, 2025, and July 9, 2025, Lind converted $1,000,000 ($200,000 in each conversion) principal balance on 3rd Lind Note into 1,000,000 shares of the Company’s common stocks. The 3rd Lind Note balance was fully converted as of September 30, 2026.

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

Collaborative agreement with ForSeeCon Eye Corporation, a related party

On March 25, 2024, the Company and BioFirst each entered into a twenty-year, global definitive licensing agreement (the “FEYE Licensing Agreement”) with ForSeeCon Eye Corporation, a company registered in the British Virgin Islands (“FEYE”) for the products in the Company and BioFirst’s Ophthalmology pipeline, including Vitargus (the “Vitargus Products”). The license covers Vitargus Products’ clinical trial, registration, manufacturing, supply, and distribution rights; FEYE also has the rights to sublicense or partner with a third party to develop the Licensed Products. As per each of the respective FEYE Licensing Agreements, each of the Company and BioFirst shall receive a total licensing fee of $33.5 million, composed of an upfront payment of $30 million, which can instead be paid with 5 million shares of FEYE stock at $6 per share within 30 days after the execution of the FEYE Licensing Agreement, and a $3.5 million cash milestone payment, due 30 days upon completion of next round fundraising. Additionally, each of the Company and BioFirst are eligible to receive royalties of 5% of net sales. As of September 30, 2026, the Company received 5 million FEYE shares but did not recognize such licensing revenue since the fair value of FEYE stock is uncertain.

On June 18, 2024, the Company and BioFirst, each entered into an amendment (the “Amendment”) to the Licensing Agreement with FEYE, pursuant to which the Company and BioFirst have agreed to allow FEYE to pay the second milestone payment in the amount of $3.5 million per Licensing Agreement, incrementally (such as $100,000), at any given time, rather than in one lump sum. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $296,000, pursuant to the Amendment. There was no cash received in the nine months periods ended September 30, 2026 and 2025, respectively.

Collaborative agreement with OncoX BiopPharma, Inc., a related party

On April 16, 2024, the Company entered into a definitive agreement with OncoX BioPharma, Inc., a private company registered in the British Virgin Islands (“Oncox”), pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Non-Small Cell Lung Cancer (the “Lung Cancer Products”), within North America for 20 years (the “April 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering into the agreement and $625,000, 30 days following the completion of Oncox’s next round of fundraising, of which there is no guarantee; ABVC is also entitled to 5% royalties based on the net sales, as defined in the April 2024 Oncox Agreement, from the first commercial sale of the Lung Cancer Product in North America, of which there can be no guarantee. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. During the year ended December 31, 2024, the Company received in cash and recognized revenue of $200,000 pursuant to the agreement. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

On May 8, 2024, the Company entered into a definitive agreement with OncoX, pursuant to which the Company will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Pancreatic (the Pancreatic Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 8, 2024 Oncox Agreement”). In consideration thereof, Oncox shall pay ABVC a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 8, 2024 Oncox Agreement, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; ABVC is also entitled to royalties of 5% of net sales, as defined in the May 8, 2024 Oncox Agreement, from the first commercial sale of the Pancreatic Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. Oncox entered into another agreement with ABVC’s affiliate, Rgene Corporation, on the same terms. At the time of transferring the license, the Company also received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

On May 14, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Tripple Negative Breast Cancer (the TNBC Product), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 14, 2024 Oncox Agreements”). In each agreement for consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) within 30 days of entering into the May 14, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the TNBC Product in the noted territory, which remains uncertain. The Company will permit Oncox to pay the license fee in installments or in a lump sum and will allow Oncox to use its revenue to fund such payments. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

On May 23, 2024, the Company and its subsidiary, BioLite Inc (collectively, the “licensor”), each entered into a licensing agreement with OncoX, on the same terms, pursuant to which the licensors will grant Oncox an exclusive right to develop and commercialize ABVC’s BLEX 404 single-herb botanical drug extract from the dry fruit body of Maitake Mushroom (Grifola Frondosa) for treatment of Myelodysplastic Syndrome (the “MS Products”), within a certain territory, specified as 50% of the Worldwide Markets for 20 years (the “May 23, 2024 Oncox Agreements”). In consideration thereof, Oncox shall pay each licensor a total of $6.25 million (or 1.25 million Oncox shares valued at $5 per share) 30 days after entering the May 23, 2024 Oncox Agreements, with an additional milestone payment of $625,000 in cash after OncoX’s next round of fundraising, of which there can be no guarantee. Oncox may remit cash payments of at least $100,000 towards the licensing fees and deductible from the second milestone payment; each licensor is also entitled to royalties of 5% of net sales, from the first commercial sale of the MS Product in the noted territory, which remains uncertain. Oncox may use its revenue to fund the licensing fees. At the time of transferring the license, the Company and BioLite also each received 1.25 million OncoX shares but did not recognize such licensing revenue since the fair value of Oncox stock is uncertain. There was no cash receipt in the nine months periods ended September 30, 2026 and 2025, respectively.

Above mentioned price of OncoX’s shares was determined through private negotiations between the parties; no third-party valuation was completed.

Collaborative agreements with BHK, a related party

(i)	In February and December of 2015, BioLite, Inc. entered into a total of three joint venture agreements with BioHopeKing to jointly develop ABV-1501 for Triple Negative Breast Cancer (TNBC), ABV-1504 for MDD and ABV-1505 for ADHD. The agreements granted marketing rights to BioHopeKing for certain Asian countries in return for a series of milestone payments totaling $10 million in cash and equity of BioHopeKing or equity securities owned by BioHopeKing.

The milestone payments are determined by a schedule of BioLite development achievements as shown below:

Milestone	Payment
Execution of BHK Co-Development Agreement	$1,000,000
Investigational New Drug (IND) Submission	$1,000,000
Phase II Clinical Trial Complete	$1,000,000
Initiation of Phase III Clinical Trial	$3,000,000
New Drug Application (NDA) Submission	$4,000,000
Total	$10,000,000

(ii)	In December of 2015, BHK paid the initial cash payment of $1 million upon the execution of the BHK Agreement. The Company concluded that certain deliverables are considered separate units of accounting as the delivered items have value to the customer on a standalone basis and recognized this cash payment as collaboration revenue when all research, technical, and development data was delivered to BHK in 2015. The payment included compensation for past research efforts and contributions made by BioLite Taiwan before the BHK agreement was signed and does not relate to any future commitments made by BioLite Taiwan and BHK in the BHK Agreement.

(iii)	In August 2016, the Company received the second milestone payment of $1 million, and recognized collaboration revenue for the year ended December 31, 2016. The Company completed the phase II clinical trial for ABV-1504 MDD on October 31, 2019, but has not yet completed the phase II clinical trial for ABV-1505 ADHD.

(iv)	In addition to the milestone payments, BioLite Inc. is entitled to receive a royalty equal to 12% of BHK’s net sales related to ABV-1501, ABV-1504 and ABV-1505 Products. As of September 30, 2026, the Company has not earned royalties under the BHK Co-Development Agreement.

(v)	The BHK Co-Development Agreement will remain in effect for fifteen years from the date of first commercial sale of the Product in in Asia excluding Japan.

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

Recent Accounting Pronouncements

In November2023, the FASB issued ASUNo.2023-07, Segment Reporting (Topic280): Improvements to Reportable Segment Disclosures. This ASU requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. ASU2023-07 is effective for fiscal years beginning after December15, 2023, and interim periods within fiscal years beginning after December15 , 2024 on a retrospective basis. The Company adopted this ASU starting from January 1, 2025.

In December2023, the FASB issued ASUNo.2023-09, Income Taxes (Topic74): Improvements to Income Tx Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard requires entities to disclose federal, state, and foreign income taxes in their rate reconciliation tables and elaborate on reconciling items that exceed a quantitative threshold. The ASU is effective on a prospective basis for annual periods beginning after December15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company adopted this ASU starting from January 1, 2026.

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

Results of Operations  - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025.

	Three Months Ended September 30
	2026	2025 (Restated)	Increase (Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$1,240,593	$1,964,360	$(723,767)	(37)%
Loss from Operations	$(1,240,593)	$(1,964,360)	$723,767	(37)%
Other Expense	$(149,539)	$(118,586)	$(30，953)	26%
Interest (Expense), Net	$(41,265)	$16,328	$(57,593)	(353)%
Net Loss	$(1,390,132)	$(2,083,473)	$693,341	(33)%

Revenues. We generated $0 and $0 revenues for the three months ended September 30, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses have decreased by $723,767 or 37%, to $1, 240,593 for the three months ended September 30, 2026 from $1,964,360 for the three months ended September 30, 2025. Such a decrease in operating expenses was mainly due to the Company hired certain consultants and advisors for business opportunity and financial advisory services during the three months ended September 30, 2025, leading to higher stock-based compensation expenses and service fee.

Other Expense. Our other expense was $149,539 for the three months ended September 30, 2026, compared to other expense of $118,586 for the three months ended September 30, 2025. The change was principally Lind settlement expense, partially offset by lower exchange loss in the three months ended September 30, 2026.

Interest income (expense), net. was expense of $41,265 for the three months ended September 30, 2026, compared to income of $16,328 for the three months ended September 30, 2025. The decrease of $57,593, was primarily due to decrease in interest income generated from loans to Biofirst, in combination with increase in interest expense incurred by higher convertible notes payable.

Net Loss. As a result of the above factors, our net loss was $1,390,132 for the three months ended September 30, 2026 compared to $2,083,473 for the three months ended September 30, 2025, representing an loss decrease of $693,341, or 33%.

Results of Operations - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025.

The following table presents, for the nine months indicated, our unaudited consolidated statements of operations information.

	Nine Months Ended September 30
	2026	2025 (Restated)	Increase (Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$3,592,591	$4,952,348	$(1,359,757)	(27)%
Loss from Operations	$(3,592,591)	$(4,952,348)	$1,359,757	(27)%
Other Expense	$(297,959)	$(383,994)	$86,035	(22)%
Interest Income (Expense), Net	$(128,517)	$(297,842)	$169,325	(57)%
Net Loss	$(3,890,550)	$(5,360,496)	$1,469,946	(27)%

Revenues. We generated $0 and $0 revenues for the nine months ended September 30, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses have decreased by $1,359,757, or 27%, to $3,592,591 for the nine months ended September 30, 2026 from $4,952,348 for the nine months ended September 30, 2025. Such decrease in operating expenses was mainly attributable to the decrease in stock-based compensation expenses, due to more consultants and advisors services for business opportunity and financial advisory services during the nine months ended September 30, 2025.

Other Expense. Our other expense was $297,959 for the nine months ended September 30, 2026, compared to other expense of $383,994 for the nine months ended September 30, 2025. The change was principally caused by the decrease in interest expense as a result of Lind notes maturity in the nine months ended September 30, 2025, partially offset by Lind settlement expense in the three months ended September 30, 2026.

Interest Income (Expense), net. was $128,517 for the nine months ended September 30, 2026, compared to $297,842 for the nine months ended September 30, 2025. The decrease of $211,035, or approximately 55%, was primarily due to the decrease in interest expense as a result of Lind notes maturity in the nine months ended September 30, 2025.

Net Loss. As a result of the above factors, our net loss was $3,890,550 for the nine months ended September 30, 2026 compared to $5,360,496 for the nine months ended September 30, 2025, representing a decrease of $1,469,946, or 37%.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(revised)
Current Assets	$1,404,384	$3,261,343
Current Liabilities	$7,192,554	$6,923,976
Working Capital (Deficit)	$(5,788,170)	$(3,662,633)

Going Concern and Liquidity Consideration

For the nine months ended September 30, 2026, the Company reported net loss of $3,890,550. As of September 30, 2026, our working capital deficit was $5,788,170. In addition, we had net cash outflows of $1,577,567 from operating activities for the nine months ended September 30, 2026. These conditions give rise to substantial doubt as to whether we will be able to continue as a going concern.

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

On October 30, 2026, the Company successfully obtained $3,387,500 proceeds in principal amount of $4,106,060 through the sale of original issue discount senior convertible promissory notes, which is due on June 30, 2027 with a one-time three-month extension at the Company’s option and principal increasing by 5%. After deducting the issuance expenses and repayment to Lind, it obtained $2,216,927 net to meet working capital needs, which helps alleviate part of the liquidity matter in short-term.

	Nine Months Ended September 30
	2026	2025 (Restated)	Change	%
Cash Flow Used In Operating Activities	$(1,577,567)	$(2,398,717)	$821,150	(34)%
Cash Flow Used in Investing Activities	$(77,906)	$(1,179,136)	$1,101,230	(93)%
Cash Flow (Use in) Provided by Financing Activities	$292,725	$3,559,931	$(3,267,206)	(92)%

Cash Flow from Operating Activities

During the nine months ended September 30, 2026 and 2025, the net cash used in operating activities were $1,577,567 and $2,398,717, respectively. The decrease in outflows was primarily due to the decrease in net loss as a result of operating expense controls.

Cash Flow from Investing Activities

During the nine months ended September 30, 2026 and 2025, the main investing activity are loan of funds to related parties for their operating needs and investment in ForSeeCon, partially offset by the repayment received from related parties.

Cash Flow from Financing Activities

During the nine months ended September 30, 2026 and 2025, the decrease in net cash provided by financing activities decreased by $3,267,206, primarily due to $0.7 million repayment of short-term bank loans and $2.4 million less proceeds from private placements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as acting interim Chief Financial Officer), we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer (who also serves as acting interim Chief Financial Officer) has concluded that our disclosure controls and procedures were not effective as of September 30, 2026 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026. Due to such material weakness, we were unable to maintain effective disclosure controls over financial reporting, which did result in material misstatements in our financial statements and led to a restatement. If not remediated, or if we identify additional material weaknesses, our failure to maintain effective internal controls could continue to adversely impact our ability to meet our reporting and financial obligations and could have a material adverse effect on our financial condition and the trading price of our common stock.

Changes in Internal Control over Financial Reporting

The Company filed its annual report on Form 10-K on March 3, 2026, which included the 2025 Restatement and a restatement regarding the nine months ended September 30, 2025.

During the quarter ended September 30, 2026, the Company identified a deficiency in its internal control over financial reporting related to the due diligence and ongoing monitoring of external advisors supporting the Company’s financial reporting processes. Specifically, the Company determined that its controls were not adequately designed to identify certain regulatory or disciplinary matters associated with its external advisor on a timely basis. Upon identification of this matter, the Company promptly terminated its engagement with the relevant external advisor. The Company performed a review of the work performed and determined that there was no material impact on its financial statements for any prior periods.

No change in our system of internal control over financial reporting occurred during the six months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is continuing to develop a plan to ensure that all information will be recorded, processed, summarized and reported accurately, including the significant operating, investing, and financing activities made by our related parties and equity method investees. As of the date of this report, we are continuing our efforts to hire personnel with the requisite technical accounting knowledge to remediate the material weakness as soon as possible.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	During the three months ended September 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 8, 2016 (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company, as amended (44)
3.3	Certificate of Amendment to Articles of Incorporation filed on March 21, 2016 (4)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 21, 2016 (5)
3.5	Certificate of Amendment to Articles of Incorporation filed on March 30, 2020 (6)
3.6	Certificate of Amendment to Articles of Incorporation filed on February 17, 2021 (29)
3.7	Certificate of Amendment to Articles of Incorporation filed on July 24, 2023 (45)
3.8	Amendment to Bylaws (46)
4.1	Form of Warrant (7)
4.2	Form of Investor Warrant dated May 16, 2022 (32)
4.3	Form of Voting Rights Proxy Agreement (58)
10.1	Collaboration Agreement dated December 29, 2015 (8)
10.2	Collaborative Agreement and Milestone Payment Agreement dated June 9, 2016 (9)
10.3	Reserved
10.4	Addendum to the Collaboration Agreement dated January 12, 2017 (11)
10.5	Collaboration Agreement with BioFirst dated July 24, 2017 (12)
10.6	Co-Development Agreement with Rgene dated May 26, 2017 (13)
10.7	Lind Letter Agreement dated May 22, 2024 (52)
10.8	Lind Form of Warrant dated May 22, 2024 (52)
10.9	Reserved
10.10	Reserved
10.11	Reserved
10.12	Reserved
10.13	Form of Exchange Agreement entered into by and between the Company and non-US person (19)
10.14	Form of Exchange Agreement entered into by and between the Company and US person (20)
10.15	Form of Securities Purchase Agreement entered into by and between the Company and U.S. investors (21)
10.16	Form of Securities Purchase Agreement entered into by and between the Company and non-U.S. investors (22)
10.17	Amended and Restated American BriVision (Holding) Corporation 2016 Equity Incentive (26)
10.18	Form of Securities Purchase Agreement (27)
10.19	Form of Convertible Promissory Note (27)
10.20	Amendment No. 1 to Promissory Note (28)
10.21	Joint Venture Agreement between the Company, Lucidiam Co., Ltd. And BioLite Japan K.K. (30)
10.22	Amendment to the Collaboration Agreement dated December 29, 2015 (34)
10.23	Clinical Development Service Agreement with Rgene (portions of the exhibit have been omitted because they (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.)(31)
10.24	Promissory Note issued to Regene, dated June 16, 2022 (31)
10.25	Form of Securities Purchase Agreement dated May 12, 2022 (32)
10.26	Securities Purchase Agreement(33)
10.27	Form of Note(33)
10.28	Form of Warrant(33)
10.29	Security Agreement(33)
10.30	Guarantor Security Agreement(33)
10.31	Guaranty(33)
10.32	Trademark Security Agreement with Rgene Corporation(33)
10.33	Trademark Security Agreement with BioFirst Corporation(33)
10.34	Patent Security Agreement(33)
10.35	Copyright Security Agreement(33)
10.36	Stock Pledge Agreement(33)
10.37	The Cooperation Agreement between the Company and Zhong Hui Lian He Ji Tuan, Ltd. dated August 14, 2023 (35)
10.38	Amendment to the Cooperation Agreement (36)
10.39	Letter Agreement (37)
10.40	License Agreement between the Company and AiBtl BioPharma, Inc (47)

10.41	License Agreement between the BioLite and AiBtl BioPharma, Inc (47)
10.42	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 8, 2024 (51)
10.43	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. dated May 8, 2024 (51)
10.44	Form of 2nd Lind Note (38)
10.45	Form of 2nd Lind Warrant (38)
10.46	Securities Purchase Agreement dated November 17, 2023 (38)
10.47	First Amendment To Security Agreement (38)
10.48	First Amendment To Guarantor Security Agreement (38)
10.49	First Amendment to Guaranty (38)
10.50	Securities Purchase Agreement dated January 17, 2024 (39)
10.51	Form of 3rd Placement Agent Warrant (40)
10.52	Second Amendment To Security Agreement (39)
10.53	Second Amendment To Guarantor Security Agreement (39)
10.54	Second Amendment to Guaranty (39)
10.55	Form of 3rd Lind Note (39)
10.56	Form of 3rd Lind Warrant (39)
10.57	Amendment No. 1 to 2nd Lind Note (41)
10.58	Amendment No. 2 to 2nd Lind Note (42)
10.59	Amendment No. 1 to 3rd Lind Note (43)
10.60	Definitive License Agreement between the Company and OncoX BioPharma, Inc. (48)
10.61	Definitive License Agreement between Rgene and OncoX BioPharma, Inc. (48)
10.62	Definitive License Agreement between the Company and ForSeeCon Eye Corporation (49)
10.63	Definitive License Agreement between BioFirst Corporationand ForSeeCon Eye Corporation (49)
10.64	Form of Amendment (50)
10.65	Definitive License Agreement between the Company and OncoX BioPharma, Inc. May 23, 2024 (53)
10.66	Definitive License Agreement between Biolite, Inc. and OncoX BioPharma, Inc. dated May 23, 2024 (53)
10.67	Amendment to the Definitive License Agreement between the Company and ForSeeCon Eye Corporation (54)
10.68	Amendment to the Definitive License Agreement between BioFirst Corporation and ForSeeCon Eye Corporation (54)
10.69	Amendment to the License Agreement between the Company and AiBtl BioPharma Inc. (55)
10.70	Amendment to the License Agreement between BioLite, Inc. and AiBtl BioPharma Inc. (55)
10.71	Letter Agreement dated January 5, 2025 (56)
10.72	Land Transfer Plan dated March 31, 2025 (57)
10.73	Nominee Holding Agreement dated April 1, 2024 (57)
10.74	Land Lease Agreement dated April 1, 2024 (57)
10.75	Addendum to Definitive Licensing Agreement between ABVC and AiBtl dated March 11, 2025 (57)
10.76	Addendum to Definitive Licensing Agreement between BioLite and AiBtl dated March 11, 2025 (57)
10.77	Yun Zhi Yi Land Holding Agreement dated October 28, 2024 (57)
10.78	Form of Purchase Agreement (58)
10.79	Form of Voting Rights Proxy Agreement (58)
10.80	Second Amended and Restated 2016 Equity Incentive Plan (59)
10.81	Form of Warrant (60)
10.82	Definitive Agreement between the Company and Shuling Jiang (60)
10.83	Consulting Agreement (60)
10.84	Form of Separation and Distribution Agreement between BioKey Cayman and ABVC (63)
10.85	Separation and Distribution Agreement, dated as of June 22, 2026, by and between ABVC BioPharma, Inc. and BioKey (Cayman), Inc. (61)
10.86	Transitional Services Agreement, dated as of June 22, 2026, by and between ABVC BioPharma, Inc. and BioKey (Cayman), Inc. (61)
10.87	Tax Matters Agreement, dated as of June 22, 2026, by and between ABVC BioPharma, Inc. and BioKey (Cayman), Inc. (61)
10.88	Employee Matters Agreement, dated as of June 22, 2026, by and between ABVC BioPharma, Inc. and BioKey (Cayman), Inc. (61)
10.89	Form of Note dated October 30, 2026 (62)
10.90	Lind Release and Settlement Agreement dated October 26, 2026 (62)
10.91	Form of SPA dated October 30, 2026 (62)
10.92	2026 Equity Incentive Plan (62)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+
101.INS	Inline XBRL Instance Document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

+	Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(2)	Incorporated by reference to Exhibit 3.01 to the Company’s Form SB-2 filed on June 28, 2002

(3)	Incorporated by reference to Exhibit 3.02 to the Company’s Form SB-2, filed on June 28, 2002

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2016.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Form S-1, filed on September 13, 2016.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 7, 2020

(7)	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 24, 2020

(8)	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed on February 16, 2016.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2016.

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on January 12, 2017.

(11)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2017.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2017.

(14)	Reserved.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 20, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 14, 2020.

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed May 15, 2020

(23)	Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No.1 to Form S-1, filed on November 14, 2016.

(24)	Incorporated by reference to 21.1 to the Company’s Form S-1, filed on September 13, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed May 15, 2020.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 16, 2021.

(27)	Incorporated by reference to the Current Report on Form 8-K filed on November 5, 2020.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2021.

(29)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 10, 2021.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2021.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2022.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2023.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 22, 2022.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 17, 2023.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2023.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 13, 2023.

(38)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 20, 2023.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 17, 2024.

(40)	Incorporated by reference to the Amendment No.1 to Form S-1, filed on February 9, 2024.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on January 17, 2024.

(42)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on February 29, 2024.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed on June 6, 2022

(45)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2023.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2024

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2023

(48)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2024

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 26, 2024

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 29, 2024

(51)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2024

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2024

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 24, 2024

(54)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 24, 2024

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 25, 2024

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 6, 2025

(57)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed April 15, 2025

(58)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 30, 2025

(59)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 27, 2025

(60)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on July 18, 2025

(61)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 27, 2026

(62)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 2, 2026

(63)	Incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABVC BioPharma, Inc.

Dated: November 10, 2026	By:	/s/ Uttam Patil
Uttam Patil
Chief Executive Officer (Principal Executive Officer)

ABVC BioPharma, Inc.

Dated: November 10, 2026	By:	/s/ Uttam Patil
Uttam Patil
Interim Chief Financial Officer (Principal Financial Officer)